Form 10-K
period 2005-12-31
AMERISAFE INC
filed 2006-03-24
CIK 1018979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
Commission File Number: 000-51520
AMERISAFE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Texas (State of Incorporation)	75-2069407 (I.R.S. Employer Identification Number)

2301 Highway 190 West, DeRidder, Louisiana (Address of Principal Executive Offices)	70634 (Zip Code)
Registrant’s telephone number, including area code: (337) 463-9052
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Registrant completed the initial public offering of its common stock in November 2005. Accordingly, there was no public market for the Registrant’s common stock as of June 30, 2005, the last day of the Registrant’s most recently completed second fiscal quarter.
     As of March 15, 2006, there were 17,440,000 shares of the Registrant’s common stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	changes in rating agency policies or practices;

•	the cyclical nature of the workers’ compensation insurance industry;

•	changes in the availability, cost or quality of reinsurance and the failure of our reinsurers to pay claims in a timely manner or at all;

•	negative developments in the workers’ compensation insurance industry;

•	decreased level of business activity of our policyholders;

•	decreased demand for our insurance;

•	increased competition on the basis of coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation;

•	changes in regulations or laws applicable to us, our policyholders or the agencies that sell our insurance;

•	changes in legal theories of liability under our insurance policies;

•	developments in capital markets that adversely affect the performance of our investments;

•	loss of the services of any of our senior management or other key employees;

•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	changes in general economic conditions, including interest rates, inflation and other factors.
     The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including under the caption “Risk Factors” in Item 1A of this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I
Item 1. Business.
Overview
     We are a specialty provider of workers’ compensation insurance focused on small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging, agriculture, oil and gas, maritime and sawmills. Since commencing operations in 1986, we have gained significant experience underwriting the complex workers’ compensation exposures inherent in these industries. We provide coverage to employers under state and federal workers’ compensation laws. These laws prescribe wage replacement and medical care benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our workers’ compensation insurance policies provide benefits to injured employees for, among other things, temporary or permanent disability, death and medical and hospital expenses. The benefits payable and the duration of those benefits are set by state or federal law. The benefits vary by jurisdiction, the nature and severity of the injury and the wages of the employee. The employer, who is the policyholder, pays the premiums for coverage.
     Hazardous industry employers tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. For example, our construction employers generally paid premium rates equal to $7.70 per $100 of payroll to obtain workers’ compensation coverage for all of their employees in 2005, including clerical employees for which the average rate was $0.39 per $100 of payroll.
     We employ a proactive, disciplined approach in underwriting employers and providing comprehensive services intended to lessen the overall incidence and cost of workplace injuries. We provide safety services at employers’ workplaces as a vital component of our underwriting process and to promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns or aberrations that cause underwriting, safety or fraud concerns.
     We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting and safety, claims and audit services, provide us with the opportunity to earn attractive returns on equity.
     We completed our initial public offering in November 2005. In the offering, we issued 8,000,000 shares of common stock at $9.00 per share. Upon the completion of the offering, we issued an additional 9,120,948 shares of common stock in exchange for shares of our Series A preferred stock. Of the $63.2 million of net proceeds from this offering, we contributed $45.0 million to our insurance subsidiaries and used $10.2 million to redeem shares of our preferred stock. We expect to use the balance of the net proceeds to make additional capital contributions to our insurance subsidiaries as necessary to support our anticipated growth and for general corporate purposes.
     AMERISAFE is an insurance holding company and was incorporated in Texas in 1985. We began operations in 1986 by focusing on workers’ compensation insurance for logging contractors in the southeast United States. In 1994, we expanded our focus to include the other hazardous industries we serve today. Two of our three insurance subsidiaries, American Interstate Insurance Company and Silver Oak Casualty, are domiciled in Louisiana. Our other insurance subsidiary, American Interstate Insurance Company of Texas, is domiciled in Texas.

Competitive Advantages
     We believe we have the following competitive advantages:
     Focus on Hazardous Industries. We have extensive experience insuring employers engaged in hazardous industries and have a history of profitable underwriting in these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 90.6% in 2005, 93.0% in 2004 and 91.4% in 2003.
     Focus on Small to Mid-Sized Employers. We believe large insurance companies generally do not target small to mid-sized employers in hazardous industries due to their smaller premium size, type of operations, mobile workforce and extensive service needs. We provide enhanced customer services to our policyholders. For example, unlike many of our competitors, our premium payment plans enable our policyholders to better match their premium payments with their payroll costs.
     Specialized Underwriting Expertise. Based on our 20-year underwriting history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools to assist our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new business. We do not delegate underwriting authority to agencies that sell our insurance or to any other third party.
     Comprehensive Safety Services. We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention and encourage the safest workplaces possible by deploying experienced field safety professionals, or FSPs, to our policyholders’ worksites. In 2005, more than 91.0% of our new voluntary business policyholders were subject to pre-quotation safety inspections. We perform periodic on-site safety surveys on all of our voluntary business policyholders.
     Proactive Claims Management. Our employees manage substantially all of our open claims in-house utilizing our intensive claims management practices that emphasize a personal approach and quality, cost-effective medical treatment. We currently average approximately 58 open indemnity claims per field case manager, or FCM, which we believe is significantly less than the industry average. We believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work and more rapidly close claims, all of which ultimately lead to lower overall costs. In addition, we believe our practices lessen the likelihood of litigation.
Strategy
     We intend to pursue profitable growth and favorable returns on equity using the following strategies:
     Expand in our Existing Markets. Our current market share in our six largest states in terms of direct premiums written does not exceed 5.0% of the workers’ compensation market in any one state, based on data received from the National Association of Insurance Commissioners. Competition in our target markets is fragmented by state and employer industry focus. We believe that our specialized underwriting expertise and safety, claims and audit services position us to profitably increase our market share in our existing principal markets, with minimal increase in field service employees.
     Prudent and Opportunistic Geographic Expansion. While we actively market our insurance in 27 states and the District of Columbia, approximately 42.5% of our voluntary in-force premiums were generated in six states as of December 31, 2005. We are licensed in an additional 18 states and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so.
     Focus on Underwriting Profitability. We intend to maintain our underwriting discipline and profitability throughout market cycles. Our strategy is to focus on underwriting workers’ compensation insurance in hazardous industries and to maintain adequate rate levels commensurate with the risks we underwrite. We will also continue to strive for improved risk selection and pricing, as well as reduced frequency and severity of claims through comprehensive workplace safety reviews, rapid closing of claims through personal, direct contact with our policyholders and their employees, and effective medical cost containment measures.
     Leverage Investments in Information Technology. In October 2000, we launched our customized information system, ICAMS, that we believe significantly enhances our ability to select risk, write profitable business and cost-effectively administer our billing, claims and audit functions. Since the launch, we have introduced automated analytical tools and have continued to improve and enhance our ICAMS system and tools. We believe our technology is scalable and can be modified at minimal cost to accommodate our growth. In addition, we believe this scalability has lowered, and will continue to lower, our expense ratio as we continue to achieve premium growth over time.
     Maintain Capital Strength. We plan to manage our capital to achieve our growth and profitability goals while maintaining a prudent operating leverage for our insurance company subsidiaries. To accomplish this objective, we intend to maintain underwriting profitability throughout market cycles, use a substantial portion of the proceeds of our initial public offering toward the judicious growth of our business, optimize our use of reinsurance, and maximize an appropriate risk adjusted return on our growing investment portfolio.
Industry
     Overview. Workers’ compensation is a statutory system under which an employer is required to pay for its employees’ medical, disability, vocational rehabilitation and death benefit costs for work-related injuries or illnesses. Most employers satisfy this requirement by purchasing workers’ compensation insurance. The principal concept underlying workers’ compensation laws is that employees injured in the course and scope of their employment have only the legal remedies available under workers’ compensation laws and do not have any other recourse against their employer. An employer’s obligation to pay workers’ compensation does not depend on any negligence or wrongdoing on the part of the employer and exists even for injuries that result from the negligence or fault of another person, a co-employee or, in most instances, the injured employee.
     Workers’ compensation insurance policies generally provide that the insurance carrier will pay all benefits that the insured employer may become obligated to pay under applicable workers’ compensation laws. Each state has a regulatory and adjudicatory system that quantifies the level of wage replacement to be paid, determines the level of medical care required to be provided and the cost of permanent impairment and specifies the options in selecting medical providers available to the injured employee or the employer. These state laws generally require two types of benefits for injured employees: (1) medical benefits, which include expenses related to diagnosis and treatment of the injury, as well as any required rehabilitation, and (2) indemnity payments, which consist of temporary wage replacement, permanent disability payments and death benefits to surviving family members. To fulfill these mandated financial obligations, virtually all employers are required to purchase workers’ compensation insurance or, if permitted by state law or approved by the U.S. Department of Labor, to self-insure. The employers may purchase workers’ compensation insurance from a private insurance carrier, a state-sanctioned assigned risk pool or a self-insurance fund, which is an entity that allows employers to obtain workers’ compensation coverage on a pooled basis, typically subjecting each employer to joint and several liability for the entire fund.
     Workers’ compensation was the fourth-largest property and casualty insurance line in the United States in 2004, according to A.M. Best. Direct premiums written in 2004 for the workers’ compensation insurance industry were approximately $54 billion, and direct premiums written for the property and casualty industry as a whole were approximately $466 billion, according to A.M. Best. Premium volume in the workers’ compensation insurance industry is estimated to have increased 11% since 2003, while the property and casualty industry experienced a 5% increase in net premiums written in 2004 compared to 2003, according to NCCI. According to the most recent market data reported by the NCCI, which is the official ratings bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business was $17 billion. Total premiums reported for all occupational class codes reported by the NCCI for these same jurisdictions was $37 billion.

     Outlook. We believe the challenges faced by the workers’ compensation insurance industry over the past decade have created significant opportunity for workers’ compensation insurers to increase the amount of business that they write. The year 2002 marked the first year in five years that private carriers in the property and casualty insurance industry experienced an increase in annual after-tax returns on surplus, including capital gains, according to NCCI. Workers’ compensation insurance industry calendar year combined ratios declined for the first time in seven years, falling from 122% (with 1.9% attributable to the September 11, 2001 terrorist attacks) to 105% in 2004 as premium rates have increased and claims frequency has declined. In addition, claims frequency has declined. From 1990 through 2003, the cumulative decline in lost-time claims frequency was 42.0%. The NCCI estimates that lost-time claims frequency declined an additional 3.4% in 2004. We believe that opportunities remain for us to provide needed underwriting capacity at attractive rates and upon terms and conditions more favorable to insurers than in the past.
Policyholders
     As of December 31, 2005, we had more than 6,500 voluntary business policyholders with an average annual workers’ compensation policy premium of approximately $38,100. As of December 31, 2005, our ten largest voluntary business policyholders accounted for approximately 2.8% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 90.6% in 2005, 93.0% in 2004 and 91.4% in 2003.
     In addition to our voluntary workers’ compensation business, we underwrite workers’ compensation policies for employers assigned to us and assume reinsurance premiums from mandatory pooling arrangements, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. In addition, we separately underwrite general liability insurance policies for our workers’ compensation policyholders in the logging industry on a select basis. Our assigned risk business fulfills our statutory obligation to participate in residual market plans in six states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2005, our assigned risk business accounted for 4.8% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 2.4% of our gross premiums written. In addition, our general liability insurance business accounted for 1.2% of our gross premiums written for the year ended December 31, 2005.
Targeted Industries
     We provide workers’ compensation insurance primarily to employers in the following targeted hazardous industries:
     Construction. Includes a broad range of operations such as highway and bridge construction, building and maintenance of pipeline and powerline networks, excavation, commercial construction, roofing, iron and steel erection, tower erection and numerous other specialized construction operations. In 2005, our average policy premium for voluntary workers’ compensation within the construction industry was $41,182, or $7.70 per $100 of payroll.
     Trucking. Includes a large spectrum of diverse operations including contract haulers, regional and local freight carriers, special equipment transporters and other trucking companies that conduct a variety of short- and long-haul operations. In 2005, our average policy premium for voluntary workers’ compensation within the trucking industry was $43,615, or $7.36 per $100 of payroll.
     Logging. Includes tree harvesting operations ranging from labor intensive chainsaw felling and trimming to sophisticated mechanized operations using heavy equipment. In 2005, our average policy premium for voluntary workers’ compensation within the logging industry was $19,447, or $16.73 per $100 of payroll.
     Agriculture. Including crop maintenance and harvesting, grain and produce operations, nursery operations, meat processing and livestock feed and transportation. In 2005, our average policy premium for voluntary workers’ compensation within the agricultural industry was $28,695, or $9.61 per $100 of payroll.

     Oil and Gas. Including various oil and gas activities including gathering, transportation, processing, production and field service operations. In 2005, our average policy premium for voluntary workers’ compensation within the oil and gas industry was $52,011, or $6.39 per $100 of payroll.
     Maritime. Including ship building and repair, pier and marine construction, inter-coastal construction and stevedoring. In 2005, our average policy premium for voluntary workers’ compensation within the maritime industry was $51,798, or $8.75 per $100 of payroll.
     Sawmills. Including sawmills and various other lumber-related operations. In 2005, our average policy premium for the sawmill industry was $33,167, or $8.21 per $100 of payroll.
     Our gross premiums are derived from:
•	Direct Premiums. Includes premiums from workers’ compensation and general liability insurance policies that we issue to:
•	employers who seek to purchase insurance directly from us and who we voluntarily agree to insure, which we refer to as our voluntary business; and

•	employers assigned to us under residual market programs implemented by some of the states in which we operate, which we refer to as our assigned risk business.
•	Assumed Premiums. Includes premiums from our participation in mandatory pooling arrangements under residual market programs implemented by some of the states in which we operate.
     In addition to workers’ compensation insurance, we also offer general liability insurance coverage only to our workers’ compensation policyholders in the logging industry on a select basis. As of December 31, 2005, less than 1% of our voluntary in-force premiums were derived from general liability policies.
     Gross premiums written during the years ended December 31, 2005, 2004 and 2003 and the allocation of those premiums among the hazardous industries we target are presented in the table below.

				Percentage of
	Gross Premiums Written			Gross Premiums Written
	2005	2004	2003	2005	2004	2003
	(In thousands)
Voluntary business:
Construction	$117,134	$101,298	$80,693	40.3%	38.3%	36.1%
Trucking	59,348	57,822	47,104	20.4%	21.8%	21.1%
Logging	26,324	30,340	32,008	9.0%	11.5%	14.3%
Agriculture	13,119	11,203	8,502	4.5%	4.2%	3.8%
Oil and Gas	8,035	7,226	7,221	2.8%	2.7%	3.2%
Maritime	7,262	5,909	6,076	2.5%	2.2%	2.7%
Sawmills	4,441	5,566	4,009	1.5%	2.1%	1.8%
Other	34,382	28,117	24,239	11.8%	10.6%	10.8%

Total voluntary business	270,045	247,481	209,852	92.8%	93.4%	93.9%

Assigned risk business	13,924	9,431	9,216	4.8%	3.6%	4.1%
Assumed premiums	6,922	8,050	4,522	2.4%	3.0%	2.0%

Total	$290,891	$264,962	$223,590	100.0%	100.0%	100.0%

Geographic Distribution
     We are licensed to provide workers’ compensation insurance in 45 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with no more than 11.0% of our gross premiums written in 2005 derived from any one state. The table below identifies, for the years ended December 31, 2005, 2004 and 2003, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the years presented.

	Percentage of Gross Premiums Written
	Year Ended December 31,
State	2005	2004	2003
Georgia	10.5%	9.5%	9.4%
Louisiana	8.3%	10.6%	11.8%
North Carolina	6.7%	6.3%	5.9%
Florida	5.9%	4.9%	4.6%
Illinois	5.4%	6.4%	5.7%
Virginia	5.3%	5.2%	5.2%
Pennsylvania	5.3%	4.5%	3.9%
Alaska	5.3%	4.4%	3.3%
Texas	5.0%	6.5%	7.9%
South Carolina	4.9%	4.6%	3.9%
Minnesota	4.2%	3.6%	3.9%
Tennessee	4.2%	3.9%	3.5%
Oklahoma	4.1%	3.3%	3.9%
Arkansas	3.9%	4.7%	5.2%
Mississippi	3.5%	3.9%	3.6%
Wisconsin	3.5%	3.3%	2.3%
Alabama	2.7%	2.7%	3.2%
Sales and Marketing
     We sell our workers’ compensation insurance through agencies. As of December 31, 2005, our insurance was sold through approximately 1,800 independent agencies and our wholly owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 24 states. We are selective in establishing and maintaining relationships with independent agencies. We establish and maintain relationships only with those agencies that provide quality application flow from prospective policyholders that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Our average commission rate for our independent agencies was 7.1% for the year ended December 31, 2005. We pay our insurance agency subsidiary a commission rate of 8.0%. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.
     As of December 31, 2005, independent agencies accounted for approximately 82.3% of our voluntary in-force premiums, and no independent agency accounted for more than 1.3% of our voluntary in-force premiums at that date.
Underwriting
     Our underwriting strategy is to focus on employers in certain hazardous industries that operate in those states where our underwriting efforts are the most profitable and efficient. We analyze each prospective policyholder on its own merits relative to known industry trends and statistical data. Our underwriting guidelines specify that we do not write workers’ compensation insurance for certain hazardous activities, including sub-surface mining and the use of explosives.
     Underwriting is a multi-step process that begins with the receipt of an application from one of our agencies. We initially review the application to confirm that the prospective policyholder meets certain established criteria, including that it is engaged in one of our targeted hazardous industries and industry classes and operates in the states we target. If the application satisfies these criteria, the application is forwarded to our underwriting department for further review.
     Our underwriting department reviews the application to determine if the application meets our underwriting criteria and whether all required information has been provided. If additional information is required, the underwriting department requests additional information from the agency. This initial review process is generally completed within three days after the application is received by us. Once this initial review process is complete, our underwriting department requests that a pre-quotation safety inspection be performed.
     After the pre-quotation safety inspection has been completed, our underwriting professionals review the results of the inspection to determine if a rate quote should be made and, if so, prepare the quote. The rate quote must be reviewed and approved by our underwriting department before it is delivered to the agency. All decisions by our underwriting department, including decisions to decline applications, are subject to review and approval by our management-level underwriters.
     Our underwriting professionals participate in an incentive compensation program under which bonuses are paid quarterly based upon achieving premium underwriting volume and loss ratio targets. The determination of whether targets have been satisfied is made 18 months after the relevant incentive compensation period.
Pricing
     In the majority of states, workers’ compensation insurance rates are based upon the published “loss costs.” Loss costs are derived from wage and loss data reported by insurers to the state’s statistical agent, in most states the NCCI. The state agent then promulgates loss costs for specific job descriptions or class codes. Insurers file requests for adoption of a loss cost multiplier, or LCM, to be applied to the loss costs to support operating costs and profit margins. In addition, most states allow pricing flexibility above and below the filed LCM, within certain limits.
     We obtain approval of our rates, including our LCMs, from state regulatory authorities. To maintain rates at profitable levels, we regularly monitor and adjust our LCMs. For policy years 2005, 2004, 2003, 2002 and 2001, the effective LCM for our voluntary business was 1.56, 1.53, 1.43, 1.37 and 1.14, respectively. If we are unable to charge rates in a particular state or industry to produce satisfactory results, we seek to control and reduce our premium volume in that state or industry and redeploy our capital in other states or industries that offer greater opportunity to earn an underwriting profit.
Safety
     Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turn-over, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our field safety professionals, or FSPs, travel to employers’ worksites to perform these safety inspections. This initial in-depth analysis allows our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2005, more than 91% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policyholders were not inspected prior to a premium quote for a variety of reasons, including small premium size or the policyholder was previously a policyholder subject to our safety inspections.

     After an employer becomes a policyholder, we continue to emphasize workplace safety through periodic workplace visits, assisting the policyholder in designing and implementing enhanced safety management programs, providing current industry-specific safety-related information and conducting rigorous post-accident management. Generally, we may cancel or decline to renew an insurance policy if the policyholder does not implement or maintain reasonable safety management practices that we recommend.
     Our FSPs participate in an incentive compensation program under which bonuses are paid quarterly based upon an FSP’s production and their policyholders’ aggregate loss ratios. The results are measured 18 months after the inception of the subject policy period.
Claims
     We have structured our claims operation to provide immediate, intensive and personal management of all claims to guide injured employees through medical treatment, rehabilitation and recovery with the primary goal of returning the injured employee to work as promptly as practicable. We seek to limit the number of claim disputes with injured employees through early intervention in the claims process.
     We have claims offices located throughout the markets we serve. Our field case managers, or FCMs, are located in the geographic areas where our policyholders are based. We believe the presence of our FCMs in the field enhances our ability to guide an injured employee to the appropriate conclusion in a friendly, dignified and supportive manner. Our FCMs have broad authority to manage claims from occurrence of a workplace injury through resolution, including authority to retain many different medical providers at our expense, including not only our recommended medical providers but also nurse case managers, independent medical examiners, vocational specialists, rehabilitation specialists and other specialty providers of medical services necessary to achieve a quality outcome.
     Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided and will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2005, we averaged approximately 58 open indemnity claims per FCM, which we believe is significantly less than the industry average.
     Locating our FCMs in the field also allows us to build professional relationships with local medical providers. In selecting medical providers, we rely, in part, on the recommendations of our FCMs who have developed professional relationships within their geographic areas. We also seek input from our policyholders and other contacts in the markets that we serve. While cost factors are considered in selecting medical providers, we consider the most important factor in the selection process to be the medical provider’s ability to achieve a quality outcome. We define quality outcome as the injured worker’s rapid, conclusive recovery and return to sustained, full capacity employment.
     While we seek to promptly settle valid claims, we also aggressively defend against claims we consider to be non-meritorious. Where possible, we purchase annuities on longer life claims to close the claim while still providing an appropriate level of benefits to an injured employee. We also mitigate against potential losses from improper premium reporting or delinquent premium payment by collecting from the policyholder a deposit, typically representing 15% of total premium, at the inception of the policy, which deposit can be utilized to offset losses from inadequate premium submissions.

Premium Audits
     We conduct premium audits on all of our voluntary business policyholders annually, upon the expiration of each policy, including when the policy is renewed. The purpose of these audits is to verify that policyholders have accurately reported their payroll expenses and employee job classifications, and therefore have paid us the premium required under the terms of their policies. In addition to annual audits, we selectively perform interim audits on certain classes of business if significant or unusual claims are filed or if the monthly reports submitted by a policyholder reflect a payroll pattern or any aberrations that cause underwriting, safety or fraud concerns.
Loss Reserves
     We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at a given point in time. In establishing our reserves, we do not use loss discounting, which involves recognizing the time value of money and offsetting estimates of future payments by future expected investment income. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business and does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We use a consulting actuary to assist in the evaluation of the adequacy of our reserves for loss and loss adjustment expenses.
     When a claim is reported, we establish an initial case reserve for the estimated amount of our loss based on our estimate of the most likely outcome of the claim at that time. Generally, a case reserve is established within 14 days after the claim is reported and consists of anticipated medical costs, indemnity costs and specific adjustment expenses, which we refer to as defense and cost containment expenses, or DCC expenses. At any point in time, the amount paid on a claim, plus the reserve for future amounts to be paid, represents the estimated total cost of the claim, or the case incurred amount. The estimated amount of loss for a reported claim is based upon various factors, including:
•	type of loss;

•	severity of the injury or damage;

•	age and occupation of the injured employee;

•	estimated length of temporary disability;

•	anticipated permanent disability;

•	expected medical procedures, costs and duration;

•	our knowledge of the circumstances surrounding the claim;

•	insurance policy provisions, including coverage, related to the claim;

•	jurisdiction of the occurrence; and

•	other benefits defined by applicable statute.
     The case incurred amount can vary due to uncertainties with respect to medical treatment and outcome, length and degree of disability, employment availability and wage levels and judicial determinations. As changes occur, the case incurred amount is adjusted. The initial estimate of the case incurred amount can vary significantly from the amount ultimately paid, especially in circumstances involving severe injuries with comprehensive medical treatment. Changes in case incurred amounts, or case development, is an important component of our historical claim data.

     In addition to case reserves, we establish reserves on an aggregate basis for loss and DCC expenses that have been incurred but not reported, or IBNR. Our IBNR reserves are also intended to provide for aggregate changes in case incurred amounts as well as the unpaid cost of recently reported claims for which an initial case reserve has not been established.
     The third component of our reserves for loss and loss adjustment expenses is our adjusting and other reserve, or AO reserve. Our AO reserve is established for the costs of future unallocated loss adjustment expenses for all known and unknown claims. Our AO reserve covers primarily the estimated cost of administering claims. The final component of our reserves for loss and loss adjustment expenses is the reserve for mandatory pooling arrangements.
     In establishing reserves, we rely on the analysis of our more than 141,000 claims in our 20-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.
     We review our reserves by industry and state on a quarterly basis. Individual open claims are reviewed more frequently by our field case managers and adjustments to case incurred amounts are made based on expected outcomes. The number of claims reported or occurring during a period, combined with a calculation of average case incurred amounts, and measured over time, provide the foundation for our reserve estimates. In establishing our reserve estimates, we use historical trends in claim reporting timeliness, frequency of claims in relation to earned premium or covered payroll, premium rate levels charged and case development patterns. However, the number of variables and judgments involved in establishing reserve estimates, combined with some random variation in loss development patterns, results in uncertainty regarding projected ultimate losses. As a result, our ultimate liability for loss and loss adjustment expenses may be more or less than our reserve estimate.
     Our analysis of our historical data provides the factors we use in our statistical and actuarial analysis in estimating our loss and DCC expense reserve. These factors are primarily measures over time of claims reported, average case incurred amounts, case development, duration, severity and payment patterns. However, these factors cannot be directly used as these factors do not take into consideration changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns and other subjective factors. We use this combination of factors and subjective assumptions in the use of the following six actuarial methodologies:
•	Paid Development Method — uses historical, cumulative paid losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.

•	Paid Cape Cod Method — multiplies estimated ultimate claims for each accident year by a weighted average, trended severity. The estimated ultimate claims used in this method are based on paid claim count development. The selected severity for a given accident year is then derived by giving some weight to all of the accident years in the experience history rather than treating each accident year independently.

•	Paid Bornhuetter-Ferguson (“BF”) Method — a combination of the Paid Development Method and the Paid Cape Cod Method, the Paid BF Method estimates ultimate losses by adding actual paid losses and projected, future unpaid losses. The amounts produced are then added to cumulative paid losses to produce the final estimates of ultimate incurred losses.

•	Incurred Development Method — uses historical, cumulative incurred losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.

•	Incurred Cape Cod Method — multiplies estimated ultimate claims for each accident year by a weighted average, trended severity. The estimated ultimate claims used in this method are based on incurred claim count development. The selected severity for a given accident year is then derived by giving some weight to all of the accident years in the experience history rather than treating each accident year independently.

•	Incurred Bornhuetter-Ferguson Method — a combination of the Incurred Development Method and the Incurred Cape Cod Method, the Incurred BF Method estimates ultimate losses by adding actual incurred losses and projected, future unreported losses. The amounts produced are then added to cumulative incurred losses to produce an estimate of ultimate incurred losses.
     For each method, we calculate the amount of our total loss and DCC expenses that we estimate will ultimately be paid by our reinsurers, which is subtracted from our total gross reserve to produce our total net reserve. We then analyze the results and may emphasize or deemphasize some or all of the outcomes to reflect our judgment of their reasonableness in relation to supplementary information and operational and industry changes. These outcomes are then aggregated to produce a single weighted average point estimate that is the base estimate for net loss and DCC expense reserves.
     In determining the level of emphasis that may be placed on some or all of the methods, we review statistical information as to which methods are most appropriate, whether adjustments are appropriate within the particular methods, and if results produced by each method include inherent bias reflecting operational and industry changes. This supplementary information may include:
•	open and closed claim counts;

•	statistics related to open and closed claim count percentages;

•	claim closure rates;

•	changes in average case reserves and average loss and loss adjustment expenses incurred on open claims;

•	reported and ultimate average case incurred changes;

•	reported and projected ultimate loss ratios; and

•	loss payment patterns.
     In establishing our AO reserves, we review our past adjustment expenses in relation to paid claims and estimated future costs based on expected claims activity and duration.
     The sum of our net loss and DCC expense reserve, our AO reserve and our reserve for mandatory pooling arrangements is our total net reserve for loss and loss adjustment expenses.
     As of December 31, 2005, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $364.3 million, which includes $9.5 million in reserves for mandatory pooling arrangements as reported by the pool administrators. This estimate was derived from the process and methodology described above which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates.
     As noted above, our reserve estimate is developed based upon our analysis of our historical data, and factors derived from that data, including claims reported, average claim amount incurred, case development, duration, severity and payment patterns, as well as subjective assumptions. We view our estimate of loss and DCC expenses as the most significant component of our reserve for loss and loss adjustment expenses.
     We prepared a sensitivity analysis of our net loss and DCC expense reserve as of December 31, 2005 by analyzing the effect of reasonably likely changes to the assumptions used in deriving our estimates. Since the base estimate for our net loss and DCC expense reserve is derived from the outcomes of the six actuarial methodologies discussed above, the most significant assumption in establishing our reserve is the adjustment of and emphasis on those methods that we believe are most appropriate.

     Of the six actuarial methods we use, three are “incurred” methods and three are “paid” methods. The selected development factors within each method are derived from our data and the design characteristics of the particular method. The six different methods each have inherent biases in their respective designs that are more or less predictive in their use. “Incurred” methods rely on historical development factors derived from changes in our incurred estimates of claims paid and reserve amounts over time, while “paid” methods focus on our claim payment patterns and ultimate paid costs. “Incurred” methods focus on the measurement of the adequacy of case reserves at points in time. As a result, if reserving practices change over time, the “incurred” methods may produce significant variation in the estimates of ultimate losses. “Paid” methods rely on actual claims payment patterns and therefore are not sensitive to changes in reserving practices.
     The low end of the range of our sensitivity analysis was derived by placing more emphasis (63%) on the outcomes generated by the three “paid” methods and less emphasis (37%) on the outcomes generated by the three “incurred” methods. The high end of the range was derived by placing more emphasis (63%) on the outcomes generated by the three “incurred” methods and less emphasis (37%) on the outcomes generated by the three “paid” methods. We believe that changing the emphasis on the “incurred” and “paid” methods better reflects reasonably likely outcomes than adjusting selected development factors or other variables used within each method. We believe the results of this sensitivity analysis, which are summarized in the table below, constitute a reasonable range of the expected outcomes of our reserve for net loss and DCC expenses.

	As of December 31, 2005
			Mandatory
	Loss and		Pooling
	DCC Expenses	AO	Arrangements	Total
	(In thousands)
Low end of range	$310,400	$16,533	$9,513	$336,446
Net reserve	338,207	16,533	9,513	364,253
High end of range	350,191	16,533	9,513	376,237
     The resulting range derived from this sensitivity analysis would have increased net reserves by $12.0 million or decreased net reserves by $27.8 million, at December 31, 2005. The increase would have reduced net income and stockholders’ equity by $7.8 million. The decrease would have increased net income and stockholders’ equity by $18.1 million. A change in our net loss and DCC expense reserve would not have an immediate impact on our liquidity, but would affect cash flow in future periods as the losses are paid.
     Given the numerous factors and assumptions used in our estimate of reserves, and consequently this sensitivity analysis, we do not believe that it would be meaningful to provide more detailed disclosure regarding specific factors and assumptions and the individual effects of these factors and assumptions on our net reserves. Furthermore, there is no precise method for subsequently evaluating the impact of any specific factor or assumption on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple interdependent factors.

Reconciliation of Loss Reserves
     The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2005, 2004 and 2003, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Balance, beginning of period	$432,880	$377,559	$346,542
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	189,624	194,558	193,634

Net balance, beginning of period	243,256	183,001	152,908

Add incurred related to:
Current year	182,174	160,773	126,977
Prior years	8,673	13,413	2,273
Loss on Converium commutation	13,209	—	—

Total incurred	204,056	174,186	129,250

Less paid related to:
Current year	42,545	40,312	32,649
Prior years	96,620	73,619	66,508

Total paid	139,165	113,931	99,157

Add effect of Converium commutation (1)	56,106	—	—

Net balance, end of period	364,253	243,256	183,001

Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	120,232	189,624	194,558

Balance, end of period	$484,485	$432,880	$377,559

(1)	The total payment from Converium was $61.3 million, of which $56.1 million was for ceded reserves and $5.2 million was for paid recoverables as of June 30, 2005.
     Our gross reserves for loss and loss adjustment expenses of $484.5 million as of December 31, 2005 are expected to cover all unpaid loss and loss adjustment expenses related to open claims as of that date, as well as IBNR reserves, which represented 19.2% of our gross reserves on that date. As of December 31, 2005, we had 6,055 open claims, with an average of $80,014 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2005, 7,073 new claims were reported, and 6,702 claims were closed.
     As of December 31, 2004, our gross reserves for loss and loss adjustment expenses were $432.9 million, of which our IBNR reserves represented 17.2% of our gross reserves on that date. The increase in our reserves from December 31, 2004 to December 31, 2005 was due to our premium growth during this time period, which was offset by an increase in paid loss and loss adjustment expenses related to prior accident years. As of December 31, 2004, we had 5,684 open claims, with an average of $76,158 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2004, 7,015 new claims were reported, and 7,086 claims were closed.
     As of December 31, 2003, our gross reserves for loss and loss adjustment expenses were $377.6 million, of which our IBNR reserves represented 13.4% of our gross reserves on that date. The increase in our reserves from December 31, 2003 to December 31, 2004 was due to our premium growth during this time period and an increase in our reserves for prior accident years from $2.3 million in 2003 to $13.4 million in 2004. The increase for prior accident years related primarily to the 2002 accident year, which increased by $9.4 million as a result of claim settlements in excess of our established case reserves and increased estimates in our reserves for that accident year. As of December 31, 2003, we had 5,755 open claims, with an average of $65,605 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2003, 6,433 new claims were reported, and 7,566 claims were closed.
Loss Development
     The table below shows the net loss development for business written each year from 1995 through 2005. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.
     The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 1996, it was estimated that $44.0 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 1996, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $44.0 million as of December 31, 1996, by December 31, 2005 (nine years later) $35.9 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 1996.
     The “cumulative redundancy/(deficiency)” represents, as of December 31, 2005, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.
Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(In thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$43,299	$43,952	$55,096	$43,625	$72,599	$86,192	$119,020	$152,908	$183,001	$243,256	$364,253

Net reserve estimated as of:

One year later	36,613	35,447	54,036	49,098	75,588	96,801	123,413	155,683	196,955	265,138

Two years later	29,332	34,082	60,800	50,764	82,633	98,871	116,291	168,410	217,836

Three years later	28,439	34,252	63,583	57,750	86,336	92,740	119,814	187,225

Four years later	28,700	35,193	68,754	59,800	86,829	93,328	132,332

Five years later	29,647	38,318	69,610	60,074	87,088	101,417

Six years later	31,524	38,339	70,865	61,297	90,156

Seven years later	31,185	39,459	70,684	61,578

Eight years later	32,161	38,888	70,577

Nine years later	31,627	39,249

Ten years later	31,957

Net cumulative redundancy (deficiency)	$11,342	$4,703	$(15,481)	$(17,953)	$(17,557)	$(15,225)	$(13,312)	$(34,317)	$(34,835)	$(21,882)

	Year Ended December 31,
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(In thousands)
Cumulative amount of reserve paid, net of reserve recoveries, through:

One year later	17,716	19,143	35,005	26,140	45,095	51,470	51,114	66,545	73,783	$40,514

Two years later	23,158	27,843	46,735	37,835	62,141	62,969	71,582	101,907	65,752

Three years later	26,058	30,766	54,969	45,404	67,267	70,036	84,341	73,391

Four years later	27,039	32,576	60,249	48,184	70,894	73,680	42,919

Five years later	28,007	34,765	62,361	50,045	72,744	38,939

Six years later	29,394	35,313	64,296	50,831	58,809

Seven years later	29,603	36,367	64,659	51,863

Eight years later	30,331	36,379	64,289

Nine years later	30,242	35,870

Ten years later	29,745

Net reserve — December 31	$43,299	$43,952	$55,096	$43,625	$72,599	$86,192	$119,020	$152,908	$183,001	$243,256	$364,253

Reinsurance recoverables	12,127	9,525	12,463	37,086	183,818	293,632	264,013	193,634	194,558	189,624	120,232

Gross reserve — December 31	$55,426	$53,477	$67,559	$80,711	$256,417	$379,824	$383,033	$346,542	$377,559	$432,880	$484,485

Net re-estimated reserve	$31,957	$39,249	$70,577	$61,578	$90,156	$101,417	$132,332	$187,225	$217,836	$265,138

Re-estimated reinsurance recoverables	18,641	26,966	35,219	123,604	281,481	384,447	346,555	271,446	217,593	179,585

Gross re-estimated reserve	$50,598	$66,215	$105,796	$185,182	$371,637	$485,864	$478,887	$458,671	$435,429	$444,723

Gross cumulative redundancy (deficiency)	$4,828	$(12,738)	$(38,237)	$(104,471)	$(115,220)	$(106,040)	$(95,854)	$(112,129)	$(57,870)	$(11,843)

     Our net cumulative redundancy (deficiency) set forth in the table above is net of amounts recoverable from our reinsurers, including Reliance Insurance Company, one of our former reinsurers. In 2001, Reliance was placed under regulatory supervision by the Pennsylvania Insurance Department and was subsequently placed into liquidation. As a result, we recognized losses related to uncollectible amounts due from Reliance of $260,000 in 2004, $1.3 million in 2003, $2.0 million in 2002 and $17.0 million in 2001.
Investments
     We derive net investment income from our invested assets. As of December 31, 2005, the carrying value of our investment portfolio, including cash and cash equivalents, was $582.9 million and the fair value of the portfolio was $576.1 million.
     Our investment strategy is to maximize after tax income and total return on invested assets while maintaining high quality and low risk investments within the portfolio. Our investment portfolio is managed by Hibernia Asset Management, LLC, a registered investment advisory firm and a wholly owned subsidiary of Hibernia National Bank. We pay Hibernia an investment management fee based on the market value of assets under management. The investment committee of our board of directors has established investment guidelines and periodically reviews portfolio performance for compliance with our guidelines.
     See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investments” for further information on the composition and results of our investment portfolio.

     The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the annualized tax-equivalent yield for the year ended December 31, 2005 based on the carrying value of each category as of December 31, 2005:

			Annualized
		Percentage	Tax-Equivalent
	Carrying Value	of Portfolio	Yield
	(In thousands)
Fixed maturity securities:
State and political subdivisions	$255,598	43.8%	5.7%
Mortgage-backed securities	108,897	18.7%	5.4%
U.S. Treasury securities and obligations of U.S. Government agencies	71,548	12.3%	4.9%
Corporate bonds	22,992	3.9%	5.4%
Asset-backed securities	6,613	1.1%	5.4%
Redeemable preferred stocks	1,695	0.3%	6.1%

Total fixed maturity securities	467,343	80.1%	5.5%

Equity securities:
Common stocks	62,679	10.8%	2.0%
Nonredeemable preferred stocks	3,596	0.6%	6.0%

Total equity securities	66,275	11.4%	2.2%
Cash and cash equivalents	49,286	8.5%	2.5%

Total investments, including cash and cash equivalents	$582,904	100.0%	4.8%

     As of December 31, 2005, our fixed maturity securities had a carrying value of $467.3 million, which represented 80.1% of the carrying value of our investments, including cash and cash equivalents. The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2005, as rated by Standard and Poor’s.

Percentage
of Total
Credit Rating	Carrying Value
“AAA”	86.1%
“AA”	8.8%
“A”	2.8%
“BBB”	2.3%

Total	100.0%

     The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2005. For securities that are redeemable at the option of the issuer and have a carrying value that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a carrying value that is less than par value, the maturity used for the table below is the final maturity date.

	As of December 31, 2005
Remaining Time to Maturity	Carrying Value	Percentage
	(In thousands)
Less than one year	$6,214	1.3%
One to five years	178,489	38.2%
Five to ten years	102,771	22.0%
More than ten years	62,664	13.4%
Mortgage-backed securities	108,897	23.3%
Asset-backed securities	6,613	1.4%
Redeemable preferred stocks	1,695	0.4%

Total	$467,343	100.0%

Reinsurance
     We purchase reinsurance to reduce our net liability on individual risks and claims and to protect against catastrophic losses. Reinsurance involves an insurance company transferring to, or ceding, a portion of the exposure on a risk to a reinsurer. The reinsurer assumes the exposure in return for a portion of our premium. The cost and limits of reinsurance we purchase can vary from year to year based upon the availability of quality reinsurance at an acceptable price and our desired level of retention. Retention refers to the amount of risk that we retain for our own account. Under excess of loss reinsurance, covered losses in excess of the retention level up to the limit of the program are paid by the reinsurer. Our excess of loss reinsurance is written in layers, in which our reinsurers accept a band of coverage up to a specified amount. Any liability exceeding the limit of the program reverts to us as the ceding company. Reinsurance does not legally discharge us from primary liability for the full amount due under our policies. However, our reinsurers are obligated to indemnify us to the extent of the coverage provided in our reinsurance agreements.
     We believe reinsurance is critical to our business. Our reinsurance purchasing strategy is to protect against unforeseen and/or catastrophic loss activity that would adversely impact our income and capital base. We only select financially strong reinsurers with an A.M. Best rating of “A–” (Excellent) or better at the time we enter into a reinsurance contract. In addition, to minimize our exposure to significant losses from reinsurer insolvencies, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. We do not purchase finite reinsurance.
2006 Excess of Loss Reinsurance Treaty Program
     Effective January 1, 2006, we entered into a new excess of loss reinsurance treaty program related to our voluntary and assigned risk business that applies to losses incurred between January 1, 2006 and the date on which our reinsurance agreements are terminated. Our reinsurance treaty program provides us with reinsurance coverage for each loss occurrence up to $30.0 million, subject to applicable deductibles and retentions. However, for any loss occurrence involving only one person, our reinsurance coverage is limited to a maximum of $10.0 million, subject to applicable deductibles and retentions. We currently have eleven reinsurers participating in our 2006 reinsurance treaty program. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, our reinsurers may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or the issuance of letters of credit to us. If security is required because of a ratings downgrade, the form of security must be mutually agreed between the reinsurer and us.

     Our 2006 reinsurance treaty program provides coverage in the following five layers:
•	First Layer. Affords coverage for the first $2.0 million of each loss occurrence. We retain the first $1.0 million of each loss and are subject to an annual aggregate deductible of approximately $10.8 million for losses between $1.0 million and $2.0 million before our reinsurers are obligated to reimburse us. After the deductible is satisfied, we retain 25.0% of each loss between $1.0 million and $2.0 million. The aggregate limit for all claims under this layer is approximately $5.4 million. The annual aggregate deductible and aggregate limit are calculated as a percentage of subject premium.

•	Second Layer. Affords coverage up to $3.0 million for each loss occurrence in excess of $2.0 million. We are subject to an annual aggregate deductible of approximately $7.3 million for losses between $2.0 million and $5.0 million before our reinsurers are obligated to reimburse us. The annual aggregate deductible is calculated as a percentage of subject premium. This layer also affords coverage for up to an aggregate of $3.0 million for certain losses caused by terrorism. The aggregate limit to all claims under this layer is $39.0 million.

•	Third Layer A. Affords coverage up to $5.0 million for each loss occurrence in excess of $5.0 million, with a limit of $5.0 million for any one person. The aggregate limit for all claims under this layer is $10.0 million.

•	Third Layer B. Affords coverage up to $5.0 million for any one person for each loss occurrence in excess of $5.0 million. We retain 20.0% of each loss between $5.0 million and $10.0 million. The aggregate limit for all claims under this layer is $10.0 million.

•	Fourth Layer. Affords coverage up to $10.0 million for each loss occurrence in excess of $10.0 million. The aggregate limit for all claims under this layer is $20.0 million.

•	Fifth Layer. Affords coverage up to $10.0 million for each loss occurrence in excess of $20.0 million. The aggregate limit for all claims under this layer is $20.0 million.
     The agreements under our 2006 reinsurance treaty program may be terminated by us or our reinsurers upon 90 days prior notice on any December 31. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements.
     The table below sets forth the reinsurers participating in our 2006 reinsurance program:

A.M. Best
Reinsurer	Rating
Amlin Underwriting	A
Aspen Insurance UK	A
AXA Re	A
Brit Syndicates	A
Chubb Re/Federal Insurance Company	A++
Hannover Re	A
IOA Re/Catlin Insurance Company	A
Liberty Syndicate	A
M.J. Harrington	A
Partner Reinsurance Company	A+
Platinum Underwriters Reinsurance	A

     Due to the nature of reinsurance, we have receivables from reinsurers that apply to accident years prior to 2005. The table below summarizes our amounts recoverable from reinsurers as of December 31, 2005.

	A.M. Best	Amount Recoverable as
Reinsurer	Rating	of December 31, 2005
		(In thousands)
American Reinsurance Company	A	$27,024
Odyssey America Reinsurance Company	A	21,571
St. Paul Fire and Marine Insurance Company	A+	11,973
Clearwater Insurance Company	A	11,205
SCOR Reinsurance Company	B++	8,145
Hannover Re (1)	A	7,229
Converium Reinsurance (North America)	B–	6,629
Aspen Insurance UK (1)	A	5,734
Partner Reinsurance Company (1)	A+	4,211
American National Insurance Company	A+	2,723
Connecticut General Life Insurance Company	A–	2,404
Other (20 reinsurers)	—	13,714

Total		$122,562

(1)	Current participant in our 2006 reinsurance program.
Terrorism Reinsurance
     The Terrorism Risk Insurance Act of 2002 (the “2002 Act”) was enacted in response to the events of September 11, 2001. The program initiated by the 2002 Act applies to losses arising out of acts of terrorism that are certified as such by the Secretary of the Treasury. The 2002 Act may provide us with reinsurance coverage under certain circumstances and subject to certain limitations. The definition of terrorism excludes domestic acts of terrorism or acts of terrorism committed in the course of a war declared by Congress. Losses arising from an act of terrorism must exceed $5.0 billion to qualify for reimbursement. If an event is certified, the federal government will reimburse losses not to exceed $100.0 billion in any year. Each insurance company is responsible for a deductible equal to 15% of direct earned premiums in the previous calendar year. For losses in excess of the deductible, the federal government will reimburse 90% of the insurer’s loss, up to the insurer’s proportionate share of the $100.0 billion.
     The Terrorism Risk Insurance Extension Act of 2005 (the “2005 Act”) extended the 2002 Act to December 31, 2007. While the underlying structure of the 2002 Act was left intact, the 2005 Act makes some adjustments, including increasing the insurer deductible for 2006 to 17.5% of direct premiums written, and 20% of these premiums in 2007. For losses in excess of the deductible, the federal government will still reimburse 90% of the insurer’s loss, but the amount of federal reimbursement decreases to 85% of the insurer’s loss in 2007. After March 31, 2006, federal reinsurance will only be available if industry aggregate insured losses from a certified act exceed $50.0 million. The program amount increases to $100.0 million in 2007. When these increases take effect, insurers must still provide terrorism insurance for events causing losses up to that amount, even though federal reinsurance is only available for events causing losses exceeding that amount.
     Under the 2005 Act, insurers must offer coverage for losses due to terrorist acts in all of their property and casualty insurance policies. The definition of property and casualty insurance under the 2005 Act includes workers’ compensation insurance. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from terrorist acts as well as nuclear, biological and chemical attacks. In addition, we are not able to limit our loss arising from any one catastrophe or any one claimant. In addition, we have reinsurance protection which affords coverage for up to $28.0 million for losses arising from terrorism or nuclear, biological and chemical attacks, subject to the deductibles and retentions in our 2006 reinsurance treaty program.

Technology
     We use our internally developed and other management information systems as an integral part of our operations and make a substantial ongoing investment in improving our systems. We provide our field premium auditors, field safety professionals and field case managers with computer and communication equipment to more timely and efficiently complete the underwriting process. This technology also helps to facilitate communication and to report and monitor claims. All of our systems development and infrastructure operation and maintenance is performed by our information technology professionals, with limited assistance from outside vendors.
Core Systems
     ICAMS. Our internally developed Insurance Claims and Accounting Management System, or ICAMS, is an application designed to support our workers’ compensation insurance business. ICAMS provides comprehensive rating, analysis, quotation, audit, claims, policy issuance and policy-level accounting transaction processes. By combining the information we obtain in our underwriting process with information on claims billing and claims management, we are able to enhance our services to our policyholders.
     RealSafe. RealSafe is an internally developed application that supports our field safety professionals, as well as safety, claims and underwriting departments in our home office, by providing risk assessment and reporting of information to support safety and loss control initiatives.
     Document Management System. Our document management system is a purchased application currently being used by our underwriting, audit, finance and treasury departments to scan, index and store imaged documents to facilitate the movement of work items from one authority level to the next. The system will ultimately include all departments. The system allows departmental management to closely monitor and modify employee workloads as needed.
     Freedom Enterprise. FFS-Enterprise is a Fiserv product that functions as our general ledger and accounts payable systems using an MS SQL database platform. We also use Fiserv companion products for report writing, check printing and annual statement preparation. Transactions can be manually entered into Enterprise, interfaced via an ASCII file or copied and pasted from a spreadsheet application. Enterprise is currently set up to accept transaction detail by department, cost center, line of business and state. Enterprise also offers the capability of batch processing, which enables off-peak hour work.
     Visual Audit. Visual Audit is a purchased application used by our field premium auditors to input information necessary to complete an interim or final premium audit.
     Information Warehouse. Information Warehouse is an internally developed SQL Server-based set of OLAP cubes, queries and processes that extracts operational data from ICAMS and other of our applications and transforms that data for porting to Freedom Enterprise and fnet.
     fnet. fnet is an internally developed data analysis portal. fnet is populated by our Information Warehouse, and used throughout our company to generate key performance statistics.
Operating Systems
     We use Microsoft Active Directory services to provide application access, domain authentication and network services. Our server hardware is predominately Compaq/HP, but includes Dell servers as well. Our production servers are under manufacturer warranties.

Business Continuity/Disaster Recovery
     Our Storage Area Network solution provides us with continuous operations using mirrored servers and storage situated in two separate corporate buildings, with built-in failover capabilities to minimize business interruption. We utilize software from Veritas for backup and recovery purposes. Full system backups are performed nightly using one on-site and one off-site facility for tape storage.
Competition
     The insurance industry, in general, is highly competitive and there is significant competition in the workers’ compensation insurance industry. Competition in the insurance business is based on many factors, including coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings assigned by independent rating organizations, such as A.M. Best, and reputation. Some of the insurers with which we compete have significantly greater financial, marketing and management resources and experience than we do. We may also compete with new market entrants in the future.
     We believe the workers’ compensation market for the hazardous industries we target is underserved and competition is fragmented and not dominated by one or more competitors. Our competitors include other insurance companies, individual self insured companies, state insurance pools and self-insurance funds. We believe that more than 330 insurance companies participate in the workers’ compensation market. The insurance companies with which we compete vary state by state and by the industries we target.
     We believe our competitive advantages include our safety service and claims management practices, our A.M. Best rating of “A–” (Excellent) and our ability to reduce claims through implementation of our work safety programs. In addition, we believe that our insurance is competitively priced and our premium rates are typically lower than those for policyholders assigned to the state insurance pools, allowing us to provide a viable alternative for policyholders in those pools.
Ratings
     Many insurance buyers and agencies use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. We were assigned a rating of “A–” (Excellent) by A.M. Best. An “A–” rating is the fourth highest of 15 rating categories used by A.M. Best.
     In December 2005, A.M. Best announced that it had affirmed our financial strength rating of A– (Excellent) and removed us from under review status. The rating has a stable outlook for AMERISAFE and our insurance company subsidiaries. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors.
Employees
     As of December 31, 2005, we had 435 full-time employees and two part-time employees. None of our employees is subject to collective bargaining agreements. We believe that our employee relations are good.

Regulation
Holding Company Regulation
     Nearly all states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Under these laws, the respective state insurance departments may examine us at any time, require disclosure of material transactions and require prior notice of or approval for certain transactions. All transactions within a holding company system affecting an insurer must have fair and reasonable terms and are subject to other standards and requirements established by law and regulation.
Change of Control
     The insurance holding company laws of nearly all states require advance approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre-notification to the insurance commissioners of a change of control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change of control of American Interstate, Silver Oak Casualty or American Interstate of Texas, including a change of control of AMERISAFE, would generally require the party acquiring control to obtain the prior approval of the department of insurance in the state in which the insurance company being acquired is incorporated and may require pre-notification in the states where pre-notification provisions have been adopted. Obtaining these approvals may result in the material delay of, or deter, any such transaction.
     These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AMERISAFE, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of AMERISAFE might consider to be desirable.
State Insurance Regulation
     Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. American Interstate and Silver Oak Casualty are primarily subject to regulation and supervision by the Louisiana Department of Insurance, Workers’ Compensation Commission and Insurance Rating Commission. American Interstate of Texas is primarily subject to regulation and supervision by the Texas Department of Insurance and Workers’ Compensation Commission. These state agencies have broad regulatory, supervisory and administrative powers, including among other things, the power to grant and revoke licenses to transact business, license agencies, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates in some states, periodically examine financial statements, determine the form and content of required financial statements, and periodically examine market conduct.
     Detailed annual and quarterly financial statements and other reports are required to be filed with the department of insurance in all states in which we are licensed to transact business. The financial statements of American Interstate, Silver Oak Casualty and American Interstate of Texas are subject to periodic examination by the department of insurance in each state in which it is licensed to do business.
     In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict our ability to exit unprofitable markets.

     Insurance agencies are subject to regulation and supervision by the department of insurance in the state in which they are licensed. Our wholly owned subsidiary, Amerisafe General Agency, Inc., is licensed in 24 states and is domiciled in Louisiana. Amerisafe General is primarily subject to regulation and supervision by the Louisiana Department of Insurance. This agency regulates the solicitation of insurance and the qualification and licensing of agents and agencies that may desire to conduct business in Louisiana.
State Insurance Department Examinations
     We are subject to periodic examinations by state insurance departments in the states in which we operate. The Louisiana Department of Insurance generally examines each of its domiciliary insurance companies on a triennial basis. Our next examination will occur in 2006 and will cover calendar years 2002 through 2005. American Interstate of Texas was formed in December 2004 and began operations in January 2005. Under Texas insurance law, American Interstate of Texas will be subject to examination each year in its first three years of operations.
Guaranty Fund Assessments
     In most of the states where we are licensed to transact business, there is a requirement that property and casualty insurers doing business within each such state participate in a guaranty association, which is organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
     Property and casualty insurance company insolvencies or failures may result in additional security fund assessments to us at some future date. At this time, we are unable to determine the impact, if any, such assessments may have on our financial position or results of operations. We have established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.
Residual Market Programs
     Many of the states in which we conduct business or intend to conduct business, require that all licensed insurers participate in a program to provide workers’ compensation insurance to those employers who have not or cannot procure coverage from a carrier on a negotiated basis. The level of required participation in such programs is generally determined by calculating the volume of our voluntarily business in that state as a percentage of all voluntarily business in that state by all insurers. The resulting factor is the proportion of premium we must accept as a percentage of all of premiums in policies residing in that state’s residual market program.
     Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. Currently, we utilize both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. In general, we believe that assigned risk produces better results as we apply our cost management approach to these involuntary policyholders. We currently have assigned risk in six states: Alabama, Alaska, Georgia, North Carolina, South Carolina, and Virginia.
Second Injury Funds
     A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in a specific state. Our recoveries from state-managed trust funds for the years ended December 31, 2005, 2004 and 2003 were approximately $7.6 million, $8.1 million and $7.3 million respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2005, 2004 and 2003 was approximately $3.9 million, $3.6 million and $4.2 million, respectively.

Dividend Limitations
     Under Louisiana law, American Interstate and Silver Oak Casualty cannot pay dividends to their shareholders in excess of the lesser of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period without the prior approval of the Louisiana Commissioner of Insurance. However, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. Based on reported capital and surplus at December 31, 2005, this requirement limits American Interstate’s ability to make distributions to AMERISAFE in 2006 to approximately $3.9 million without approval by the Louisiana Department of Insurance. Further, under Texas law, American Interstate of Texas cannot pay dividends to its shareholder in excess of the greater of 10% of statutory surplus, or statutory net income, for the preceding 12-month period without the prior approval of the Texas Commissioner of Insurance.
Federal Law and Regulations
     As of December 31, 2005, 2.8% of our voluntary in-force premiums were derived from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act, or the USL&H Act, and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.
     The USL&H Act, which is administered by the U.S. Department of Labor, generally covers exposures on the navigable waters of the United States and in adjoining waterfront areas, including exposures resulting from stevedoring. The USL&H Act requires employers to provide medical benefits, compensation for lost wages and rehabilitation services to longshoremen, harbor workers and other maritime workers who may suffer injury, disability or death during the course and scope of their employment. The Department of Labor has the authority to require us to make deposits to serve as collateral for losses incurred under the USL&H Act.
     The Jones Act is a federal law, the maritime employer provisions of which provide injured offshore workers, or seamen, with a remedy against their employers for injuries arising from negligent acts of the employer or co-workers during the course of employment on a ship or vessel.
Privacy Regulations
     In 1999, Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate policies and procedures for managing and protecting certain personal information of our policyholders and to fully disclose our privacy practices to our policyholders. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. In 2000, the National Association of Insurance Commissioners, or the NAIC, adopted the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of policyholder information. We have established policies and procedures intended to ensure that we are in compliance with the Gramm-Leach-Bliley related privacy requirements.
Federal and State Legislative and Regulatory Changes
     From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted or the effect, if any, these developments would have on our operations and financial condition.
     On November 26, 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act of 2002 (the “2002 Act”) was enacted. The 2002 Act was designed to ensure the availability of insurance coverage for losses resulting from acts of terror in the United States. This law established a federal assistance program through the end of 2005 to help the property and casualty insurance industry cover claims related to future terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. As a result, any terrorism exclusions in policies in-force prior to the enactment of the 2002 Act are void and, absent authorization or failure of the insured to pay increased premiums resulting from the terrorism coverage, we are prohibited from adding certain terrorism exclusions to policies written. Although we are protected by federally funded terrorism reinsurance as provided for in the 2002 Act, there is a substantial deductible that must be met, the payment of which could have an adverse effect on our results of operations.
     The Terrorism Risk Insurance Extension Act of 2005 (the “2005 Act”) extended the 2002 Act to December 31, 2007. While the underlying structure of the 2002 Act was left intact, the 2005 Act makes some adjustments, including increasing the insurer deductible from 15% of direct premiums written to 17.5% for 2006, and 20% of such premiums in 2007. For losses in excess of the deductible, the federal government will still reimburse 90% of the insurer’s loss, but the amount of federal reimbursement decreases to 85% of the insurer’s loss in 2007. After March 31, 2006, federal reinsurance will only be available if industry aggregate insured losses from a certified act exceed $50.0 million. This amount increases to $100.0 million in 2007. When these increases take effect, insurers must still provide terrorism insurance for events causing losses up to that amount, even though federal reinsurance is only available for events causing losses exceeding that amount.
     Under the 2005 Act, insurers must offer coverage for losses due to terrorist acts in all of their property and casualty insurance policies. The definition of property and casualty insurance under the 2005 Act includes workers’ compensation insurance. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from terrorist acts as well as nuclear, biological and chemical attacks. In addition, we are not able to limit our loss arising from any one catastrophe or any one claimant. In addition, we have reinsurance protection which affords coverage for up to $28.0 million for losses arising from terrorism or nuclear, biological and chemical attacks, subject to the deductibles and retentions in our 2006 reinsurance treaty program.
The National Association of Insurance Commissioners
     The NAIC is a group formed by state Insurance Commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines, which we refer to as the Model Laws, have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws that provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC. The NAIC provides authoritative guidance to insurance regulators on current statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures manual. The Louisiana and Texas legislatures have adopted these codified statutory accounting practices.
     The NAIC has recently proposed a Model Law that would require insurance brokers to obtain the written consent of the insured before receiving compensation from the insurer. This proposed Model Law would also require all insurance producers (including agents) to disclose to its customers that the producer will receive compensation from the insurer, that the compensation received by the producer may differ depending upon the product and insurer and that the producer may receive additional compensation from the insurer based upon other factors, such as premium volume placed with a particular insurer and loss or claims experience. We do not sell insurance through brokers. We do sell insurance through agents. We do not believe that the disclosure obligations under the Model Law proposed by the NAIC would have any significant effect on our business if it were adopted in the states in which we conduct our business.
     Under Louisiana law, American Interstate and Silver Oak Casualty are required to maintain minimum capital and surplus of $3.0 million. Under Texas law, American Interstate of Texas is required to maintain minimum capital and surplus of $1.0 million. Property and casualty insurance companies are subject to certain risk based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risk factors related to it. As of December 31, 2005, American Interstate, Silver Oak Casualty, and American Interstate of Texas exceeded the minimum risk based capital requirements.
     The key financial ratios of NAIC’s Insurance Regulatory Information System, or IRIS, which ratios were developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators’ resources. IRIS identifies 12 industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business.
     The 2005 IRIS results for both American Interstate and Silver Oak Casualty showed the ratio of two-year reserve development to policyholders’ surplus outside the expected range for such ratio. This result was attributable, in part, to the Converium commutation. Silver Oak Casualty’s ratios of one-year reserve development to policyholders’ surplus and net change in adjusted policyholders’ surplus were outside the expected ranges for such ratios. This occurred because of Silver Oak Casualty’s smaller surplus base and the impact of the Converium commutation.
     The 2005 IRIS results for American Interstate of Texas showed a change in net writings greater than the expected range. This result was anticipated because 2005 was American Interstate of Texas’s first year of premium writings and assumed intercompany pool premiums. American Interstate of Texas also had an investment yield below the expected range. This occurred because higher levels of liquidity were maintained at American Interstate of Texas to ensure that it could meet all of its current obligations. Yields on short-term instruments were relatively low during 2005. As American Interstate of Texas increases its investment portfolio, its incremental yields are expected to improve.
Statutory Accounting Practices
     Statutory accounting practices, or SAP, are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.
     Generally accepted accounting principles, or GAAP, are concerned with a company’s solvency, but are also concerned with other financial measurements, principally income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.
     Statutory accounting practices established by the NAIC and adopted in part by the Louisiana and Texas insurance regulators, determine, among other things, the amount of statutory surplus and statutory net income of American Interstate, Silver Oak Casualty and American Interstate of Texas and thus determine, in part, the amount of funds that are available to pay dividends to AMERISAFE.

Executive Officers of the Registrant
     The table below sets forth information about our executive officers and key employees.

Name	Age	Position

Executive Officers

C. Allen Bradley, Jr.	54	Chairman, President and Chief Executive Officer

Geoffrey R. Banta	56	Executive Vice President and Chief Financial Officer

Arthur L. Hunt	61	Executive Vice President, General Counsel and Secretary

Craig P. Leach	56	Executive Vice President, Sales and Marketing

Key Employees

Allan E. Farr	47	Senior Vice President, Enterprise Risk Management

Kelly R. Goins	39	Senior Vice President, Underwriting Operations

Cynthia P. Harris	51	Senior Vice President, Human Resources/Client Services

Leon J. Lagneaux	54	Senior Vice President, Safety Operations

Henry O. Lestage, IV	44	Senior Vice President, Claims Operations

Edwin R. Longanacre	48	Senior Vice President, Information Technology

Lasa L. Simmons	48	Senior Vice President, Premium Audit

Angela S. Lannen	60	Vice President, Treasurer

G. Janelle Frost	35	Assistant Vice President, Controller
     C. Allen Bradley, Jr. has served as Chairman of the Board since October 2005, Chief Executive Officer since December 2003 and President since November 2002. Mr. Bradley has served as a director since June 2003. From November 2002 until December 2003 he served as our Chief Operating Officer. Since joining our company in 1994, Mr. Bradley has had principal responsibility for the management of underwriting operations (December 2000 through June 2005) and safety services (September 2000 through November 2002) and has served as General Counsel (September 1997 through December 2003) and Secretary (September 1997 through November 2002). Prior to joining the company, he was engaged in the private practice of law.
     Geoffrey R. Banta has served as Executive Vice President and Chief Financial Officer since December 2003. Prior to joining the company in 2003, he held the positions of President and Chief Executive Officer from 2001 until November 2003, and Chief Operating Officer from 1996 until 2001, at Scruggs Consulting, an actuarial and management consulting firm. From 1994 to 1996, Mr. Banta was Chief Financial Officer of the Atlanta Casualty Companies, an issuer of non-standard auto insurance whose holding company was a subsidiary of American Financial Group Holdings, Inc.
     Arthur L. Hunt has served as General Counsel since December 2003, Secretary since 2002 and Executive Vice President since 1999. He has been employed with the company since 1991 and served as Chief Operating Officer from 1997 until 1999, and as a director from 1994 until June 2003.
     Craig P. Leach has served as Executive Vice President, Sales and Marketing since November 2002. He has served in a variety of sales and key marketing positions within the company since beginning his insurance career with a predecessor to the company in 1980, including Senior Vice President, Sales and Marketing from 1997 until November 2002.
     Allan E. Farr has served as Senior Vice President, Enterprise Risk Management since April 2004. He has been employed with the company since 1998 and served as Vice President, Underwriting Services from 1999 until 2004.

     Kelly R. Goins has served as Senior Vice President, Underwriting Operations since March 2005. She has been employed with the company since 1986 and served as Vice President, Underwriting Operations from 2000 until March 2005.
     Cynthia P. Harris has served as Senior Vice President, Human Resources/Client Services since January 2003. She has been employed with the company since 1977 and served as Vice President, Policyholder Services and Administration from 1992 until December 2002.
     Leon J. Lagneaux has served as Senior Vice President, Safety Operations since March 2005. He has been employed with the company since 1994 and served as Vice President, Safety Operations from 1999 until March 2005.
     Henry O. Lestage, IV has served as Senior Vice President, Claims Operations since September 2000. He has been employed with our company since 1987 and served as Vice President, Claims Operations from 1998 until 2000.
     Edward R. Longanacre has served as Senior Vice President, Information Technology since March 2005. He has been employed with our company since 2000 and held the position of Vice President, Information Technology from September 2004 until March 2005 and Information Technology Director from 2000 until September 2004.
     Lasa L. Simmons has served as Senior Vice President, Premium Audit since March 2005. She has been employed with our company since 1985 and held the position of Vice President, Premium Audit Manager from 1999 until March 2005.
     Angela S. Lannen has served as Vice President, Treasurer since January 2001. She has been employed with our company since 1999 and served as Planning and Analysis Manager from 1999 until December 2000.
     G. Janelle Frost has served as Assistant Vice President, Controller since May 2004. She has been employed with our company since 1992 and served as Deputy Controller from 1998 to April 2004.
Item 1A. Risk Factors.
     In evaluating our company, the factors described below should be considered carefully. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.
Risks Related to Our Business
Our loss reserves are based on estimates and may be inadequate to cover our actual losses.
     We must establish and maintain reserves for our estimated liability for loss and loss adjustment expenses. We establish loss reserves that represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have occurred but have not yet been reported to us. Reserves are based on estimates of the ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of historical payment and claim settlement patterns under current facts and circumstances. The interpretation of this historical data can be impacted by external forces, principally legislative changes, economic fluctuations and legal trends. If there are unfavorable changes in our assumptions, our reserves may need to be increased.
     Workers’ compensation claims often are paid over a long period of time. In addition, there are no policy limits on our liability for workers’ compensation claims as there are for other forms of insurance. Therefore, estimating reserves for workers’ compensation claims may be more uncertain than estimating reserves for other types of insurance claims with shorter or more definite periods between occurrence of the claim and final determination of the loss and with policy limits on liability for claim amounts. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would result in adjustments to our reserves and our loss and loss adjustment expenses incurred in the period in which the estimates are changed. If the estimate is increased, our pre-tax income for the period in which we make the change will decrease by a corresponding amount. In addition, increasing reserves results in a reduction in our surplus and could result in a downgrade in our A.M. Best rating. Such a downgrade could, in turn, adversely affect our ability to sell insurance policies.
If we do not accurately establish our premium rates, our results of operations will be adversely affected.
     In general, the premium rates for our insurance policies are established when coverage is initiated and, therefore, before all of the underlying costs are known. Like other workers’ compensation insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate rates is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting expenses and to earn a profit. If we fail to accurately assess the risks that we assume, we may fail to charge adequate premium rates to cover our losses and expenses, which could reduce our net income and cause us to become unprofitable. For example, when initiating coverage on a policyholder, we estimate future claims expense based, in part, on prior claims information provided by the policyholder’s previous insurance carriers. If this prior claims information is not accurate, we may underprice our policy by using claims estimates that are too low. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums. In order to set premium rates accurately, we must:
•	collect and properly analyze a substantial volume of data;

•	develop, test and apply appropriate rating formulae;

•	closely monitor and timely recognize changes in trends; and

•	project both frequency and severity of losses with reasonable accuracy.
     We must also implement our pricing accurately in accordance with our assumptions. Our ability to undertake these efforts successfully, and as a result set premium rates accurately, is subject to a number of risks and uncertainties, principally:
•	insufficient reliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties generally inherent in estimates and assumptions;

•	our inability to implement appropriate rating formulae or other pricing methodologies;

•	costs of ongoing medical treatment;

•	our inability to accurately estimate retention, investment yields and the duration of our liability for loss and loss adjustment expenses; and

•	unanticipated court decisions, legislation or regulatory action.
     Consequently, we could set our premium rates too low, which would negatively affect our results of operations and our profitability, or we could set our premium rates too high, which could reduce our competitiveness and lead to lower revenues.
A downgrade in our A.M. Best rating would likely reduce the amount of business we are able to write.
     Rating agencies evaluate insurance companies based on their ability to pay claims. We are currently assigned a group letter rating of “A–” (Excellent) from A.M. Best, which is the rating agency that we believe has the most influence on our business. This rating is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards. A.M. Best considers “A–” rated companies to have an excellent ability to meet their ongoing obligations to policyholders. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities. Our competitive position relative to other companies is determined in part by our A.M. Best rating. Any downgrade in our rating would likely adversely affect our business through the loss of certain existing and potential policyholders and the loss of relationships with independent agencies.
The workers’ compensation insurance industry is cyclical in nature, which may affect our overall financial performance.
     The financial performance of the workers’ compensation insurance industry has historically fluctuated with periods of low premium rates and excess underwriting capacity resulting from increased competition followed by periods of high premium rates and shortages of underwriting capacity resulting from decreased competition. Although the financial performance of an individual insurance company is dependent on its own specific business characteristics, the profitability of most workers’ compensation insurance companies generally tends to follow this cyclical market pattern. Beginning in 2000 and accelerating in 2001, the workers’ compensation insurance industry experienced a market reflecting increasing premium rates, more restrictive policy coverage terms and more conservative risk selection. We believe these trends slowed beginning in 2004. We also believe the current workers’ compensation insurance market is slowly transitioning to a more competitive market environment in which underwriting capacity and price competition may increase. This additional underwriting capacity may result in increased competition from other insurance carriers expanding the kinds or amounts of business they write or seeking to maintain or increase market share at the expense of underwriting discipline. Because this cyclicality is due in large part to the actions of our competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. While we have not experienced significant increased price competition in our target markets during 2005, these cyclical patterns could cause our revenues and net income to fluctuate, which may cause the price of our common stock to be volatile.
If we are unable to obtain reinsurance on favorable terms, our ability to write policies could be adversely affected.
     We purchase reinsurance to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Our 2006 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $30.0 million, subject to applicable deductibles and retentions. However, for any loss occurrence involving only one person, our reinsurance coverage is limited to $10.0 million, subject to applicable deductible and retentions. We retain the first $1.0 million of each loss and are subject to an annual aggregate deductible of approximately $10.8 million for losses between $1.0 million and $2.0 million before our reinsurers are obligated to reimburse us. After the deductible is satisfied, we retain 25.0% of each loss between $1.0 million and $2.0 million. The aggregate limit for all claims for losses between $1.0 million and $2.0 million is approximately $5.4 million. For losses between $2.0 million and $5.0 million, we are subject to an annual aggregate deductible of approximately $7.3 million before our reinsurers are obligated to reimburse us. The aggregate limit for all claims for losses between $2.0 million and $5.0 million is approximately $39.0 million. See “Business—Reinsurance” under Item 1 of this report. The availability, amount and cost of reinsurance are subject to market conditions and our experience with insured losses.
     Due to the increased cost of reinsurance, we have increased our levels of retention on a per occurrence basis each year since 2003. As a result, we are exposed to increased risk of loss resulting from volatility in the frequency and severity of claims, which could adversely affect our financial performance.
If any of our current reinsurers were to terminate participation in our 2006 reinsurance treaty program, we could be exposed to an increased risk of loss.
     The agreements under our 2006 reinsurance treaty program may be terminated by us or our reinsurers upon 90 days prior notice on any December 31. If our reinsurance treaty program is terminated and we enter into a new program, any decrease in the amount of reinsurance at the time we enter into a new program, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could adversely affect our business, financial condition and results of operations. We currently have eleven reinsurers participating in our reinsurance treaty program, and we believe that this is a sufficient number of reinsurers to provide us with the reinsurance coverage we require. However, because our reinsurance treaty program may be terminated on any December 31, it is possible that one or more of our current reinsurers could terminate participation in our program. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements. In either of those events, if our reinsurance broker is unable to spread the terminated reinsurance among the remaining reinsurers in the program, it could take a significant amount of time to identify and negotiate agreements with a replacement reinsurer. During this time, we would be exposed to an increased risk of loss, the extent of which would depend on the volume of terminated reinsurance.
We may not be able to recover amounts due from our reinsurers, which would adversely affect our financial condition.
     Reinsurance does not discharge our obligations under the insurance policies we write. We remain liable to our policyholders even if we are unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers as claims are paid. In long-term workers’ compensation claims, the creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer is unable to meet any of its obligations to us, we would be responsible for all claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer.
     In the past, we have been unable to recover amounts from our reinsurers. In 2001, Reliance Insurance Company, one of our former reinsurers, was placed under regulatory supervision by the Pennsylvania Insurance Department and was subsequently placed into liquidation. As a result, between 2001 and 2005, we recognized losses related to uncollectible amounts due from Reliance aggregating $21.3 million.
     As of December 31, 2005, we had $122.6 million of recoverables from reinsurers. Of this amount, $106.3 million was unsecured. As of December 31, 2005, our largest recoverables from reinsurers included $27.0 million from American Reinsurance Company, $21.6 million from Odyssey America Reinsurance Company, $12.0 million from St. Paul Fire and Marine Insurance Company and $11.2 million from Clearwater Insurance Company. If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely affected.
Negative developments in the workers’ compensation insurance industry would adversely affect our financial condition and results of operations.
     We principally offer workers’ compensation insurance. We have no current plans to focus our efforts on offering other types of insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. Negative developments in the workers’ compensation insurance industry could have a greater effect on us than on more diversified insurance companies that also sell other types of insurance.
A decline in the level of business activity of our policyholders, particularly those engaged in the construction, trucking and logging industries, could negatively affect our earnings and profitability.
     In 2005, approximately 69.7% of our gross premiums written were derived from policyholders in the construction, trucking and logging industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon the economic conditions in the construction, trucking and logging industries and upon economic conditions generally.

Unfavorable changes in economic conditions affecting the states in which we operate could adversely affect our financial condition or results of operations.
     As of December 31, 2005, we provided insurance in 27 states and the District of Columbia. Although we have expanded our operations into new geographic areas and expect to continue to do so in the future, approximately 57.7% of our gross premiums written for the year ended December 31, 2005 were derived from policyholders in Georgia, Louisiana, North Carolina, Florida, Illinois, Virginia, Alaska, Pennsylvania and Texas. No other state accounted for more than 5.0% of gross premiums written in 2005. In the future, we may be exposed to economic and regulatory risks or risks from natural perils that are greater than the risks faced by insurance companies that have a larger percentage of their gross premiums written diversified over a broader geographic area. Unfavorable changes in economic conditions affecting the states in which we write business could adversely affect our financial condition or results of operations. See “Business—Policyholders” in Item 1 of this report.
Our revenues and results of operations may fluctuate as a result of factors beyond our control, which fluctuation may cause the price of our common stock to be volatile.
     The revenues and results of operations of insurance companies historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:
•	rising levels of claims costs, including medical and prescription drug costs, that we cannot anticipate at the time we establish our premium rates;

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment that affect returns on invested assets;

•	changes in the frequency or severity of claims;

•	the financial stability of our reinsurers and changes in the level of reinsurance capacity and our capital capacity;

•	new types of claims and new or changing judicial interpretations relating to the scope of liabilities of insurance companies;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks; and

•	price competition.
     If our revenues and results of operations fluctuate as a result of one or more of these factors, the price of our common stock may be volatile.
We operate in a highly competitive industry and may lack the financial resources to compete effectively.
     There is significant competition in the workers’ compensation insurance industry. We believe that our competition in the hazardous industries we target is fragmented and not dominated by one or more competitors. We compete with other insurance companies, individual self-insured companies, state insurance pools and self-insurance funds. Many of our existing and potential competitors are significantly larger and possess greater financial, marketing and management resources than we do. Moreover, a number of these competitors offer other types of insurance in addition to workers’ compensation and can provide insurance nationwide. We compete on the basis of many factors, including coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation. If any of our competitors offer premium rates, policy terms or types of insurance that are more competitive than ours, we could lose market share. No assurance can be given that we will maintain our current competitive position in the markets in which we currently operate or that we will establish a competitive position in new markets into which we may expand.

If we cannot sustain our relationships with independent agencies, we may be unable to operate profitably.
     We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2005, independent agencies produced approximately 82.3% of our voluntary in-force premiums. No independent agency accounted for more than 1.3% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.
An inability to effectively manage the growth of our operations could make it difficult for us to compete and affect our ability to operate profitably.
     Our continuing growth strategy includes expanding in our existing markets, entering new geographic markets and further developing our agency relationships. Our growth strategy is subject to various risks, including risks associated with our ability to:
•	identify profitable new geographic markets for entry;

•	attract and retain qualified personnel for expanded operations;

•	identify, recruit and integrate new independent agencies; and

•	augment our internal monitoring and control systems as we expand our business.
Because we are subject to extensive state and federal regulation, legislative changes may negatively impact our business.
     We are subject to extensive regulation by the Louisiana Department of Insurance and the insurance regulatory agencies of other states in which we are licensed and, to a lesser extent, federal regulation. State agencies have broad regulatory powers designed primarily to protect policyholders and their employees, and not our shareholders. Regulations vary from state to state, but typically address:
•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of our investments;

•	restrictions on the terms of the insurance policies we offer;

•	restrictions on the way our premium rates are established and the premium rates we may charge;

•	required reserves for unearned premiums and loss and loss adjustment expenses;

•	standards for appointing general agencies;

•	limitations on transactions with affiliates;

•	restrictions on mergers and acquisitions;

•	restrictions on the ability of our insurance company subsidiaries to pay dividends to AMERISAFE;

•	certain required methods of accounting; and

•	potential assessments for state guaranty funds, second injury funds and other mandatory pooling arrangements.
     We may be unable to comply fully with the wide variety of applicable laws and regulations that are continually undergoing revision. In addition, we follow practices based on our interpretations of laws and regulations that we believe are generally followed by our industry. These practices may be different from interpretations of insurance regulatory agencies. As a result, insurance regulatory agencies could preclude us from conducting some or all of our activities or otherwise penalize us. For example, in order to enforce applicable laws and regulations or to protect policyholders, insurance regulatory agencies have relatively broad discretion to impose a variety of sanctions, including examinations, corrective orders, suspension, revocation or denial of licenses and the takeover of one or more of our insurance subsidiaries. The extensive regulation of our business may increase the cost of our insurance and may limit our ability to obtain premium rate increases or to take other actions to increase our profitability.
The effects of emerging claim and coverage issues on our business are uncertain.
     As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until after we have issued insurance policies that are affected by the changes. As a result, the full extent of our liability under an insurance policy may not be known until many years after the policy is issued. For example, medical costs associated with permanent and partial disabilities may increase more rapidly or be higher than we currently expect. Changes of this nature may expose us to higher claims than we anticipated when we wrote the underlying policy.
Additional capital that we may require in the future may not be available to us or may be available to us only on unfavorable terms.
     Our future capital requirements will depend on many factors, including state regulatory requirements, the financial stability of our reinsurers and our ability to write new business and establish premium rates sufficient to cover our estimated claims. We may need to raise additional capital or curtail our growth if the capital of our insurance subsidiaries is insufficient to support future operating requirements and/or cover claims. If we had to raise additional capital, equity or debt financing may not be available to us or may be available only on terms that are not favorable. In the case of equity financings, dilution to our shareholders could result and the securities sold may have rights, preferences and privileges senior to the common stock. In addition, under certain circumstances, the sale of our common stock, or securities convertible or exchangeable into shares of our common stock, at a price per share less than the market value of our common stock may result in an adjustment to the conversion price at which shares of our existing convertible preferred stock may be converted into shares of our common stock. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition or results of operations could be adversely affected.
If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.
     Investment income is an important component of our net income. As of December 31, 2005, our investment portfolio, including cash and cash equivalents, had a carrying value of $582.9 million. For the year ended December 31, 2005, we had $16.9 million of net investment income. Our investment portfolio is managed by an independent asset manager that operates under investment guidelines approved by our board of directors. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.
     Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Changes in interest rates could have an adverse effect on the value of our investment portfolio and future investment income. For example, changes in interest rates can expose us to prepayment risks on mortgage-backed securities included in our investment portfolio. When interest rates fall, mortgage-backed securities are prepaid more quickly than expected and the holder must reinvest the proceeds at lower interest rates. In periods of increasing interest rates, mortgage-backed securities are prepaid more slowly, which may require us to receive interest payments that are below the interest rates then prevailing for longer than expected.

     These and other factors affect the capital markets and, consequently, the value of our investment portfolio and our investment income. Any significant decline in our investment income would adversely affect our revenues and net income and, as a result, increase our shareholders’ deficit and decrease our surplus.
Our business is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets and relationships with the independent agencies that sell our insurance.
     Our success is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets and relationships with our independent agencies. Our executive officers are C. Allen Bradley, Jr., Chairman, President and Chief Executive Officer; Geoffrey R. Banta, Executive Vice President and Chief Financial Officer; Arthur L. Hunt, Executive Vice President and General Counsel; and Craig P. Leach, Executive Vice President, Sales and Marketing. We have entered into employment agreements with each of our executive officers that will expire on January 1, 2008, unless extended. Should any of our executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the workers’ compensation insurance industry and the hazardous industries that we target. As a result, our operations may be disrupted and our business may be adversely affected. We do not currently maintain life insurance policies with respect to our executive officers.
AMERISAFE is an insurance holding company and does not have any direct operations.
     AMERISAFE is a holding company that transacts business through its operating subsidiaries, including American Interstate. AMERISAFE’s primary assets are the capital stock of these operating subsidiaries. The ability of AMERISAFE to pay dividends to our shareholders depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. See “Business—Regulation—Dividend Limitations” in Item 1 of this report. As a result, at times, AMERISAFE may not be able to receive dividends from its insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. Based on reported capital and surplus at December 31, 2005, American Interstate would have been permitted under Louisiana insurance law to pay dividends to AMERISAFE in 2006 in an amount up to $3.9 million without approval by the Louisiana Department of Insurance.
     In addition, our ability to pay dividends is subject to restrictions in the articles of incorporation of AMERISAFE that prohibit us from paying dividends on our common stock (other than in additional shares of common stock) without the consent of the holders of two-thirds of the outstanding shares of our convertible preferred stock. If holders of our convertible preferred stock consent to the payment of a dividend, we must pay a dividend to the holders of our convertible preferred stock on an as-converted to common stock basis equal to the dividend we pay to holders of our common stock. Currently, we do not intend to pay dividends on our common stock.
Assessments and premium surcharges for state guaranty funds, second injury funds and other mandatory pooling arrangements may reduce our profitability.
     Most states require insurance companies licensed to do business in their state to participate in guaranty funds, which require the insurance companies to bear a portion of the unfunded obligations of impaired, insolvent or failed insurance companies. These obligations are funded by assessments, which are expected to continue in the future. State guaranty associations levy assessments, up to prescribed limits, on all member insurance companies in the state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent or failed insurance companies are engaged. See “Business—Regulation” in Item 1 of this report. Accordingly, the assessments levied on us may increase as we increase our written premium. Some states also have laws that establish second injury funds to reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These funds are supported by either assessments or premium surcharges based on paid losses.

     In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to those employers who cannot procure coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we price our insurance to account for obligations we may have under these pooling arrangements, we may not be successful in estimating our liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. At December 31, 2005, we participated in mandatory pooling arrangements in 16 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.
The outcome of recent insurance industry investigations and regulatory proposals could adversely affect our financial condition and results of operations and cause the price of our common stock to be volatile.
     The insurance industry has recently become the focus of increased scrutiny by regulatory and law enforcement authorities, as well as class action attorneys and the general public, relating to allegations of improper special payments, price-fixing, bid-rigging, improper accounting practices and other alleged misconduct, including payments made by insurers to brokers and the practices surrounding the placement of insurance business. Formal and informal inquiries have been made of a large segment of the industry, and a number of companies in the insurance industry have received or may receive subpoenas, requests for information from regulatory agencies or other inquiries relating to these and similar matters. These efforts are expected to result in both enforcement actions and proposals for new state and federal regulation. It is difficult to predict the outcome of these investigations, whether they will expand into other areas not yet contemplated, whether activities and practices currently thought to be lawful will be characterized as unlawful, what form new regulations will have when finally adopted and the impact, if any, of increased regulatory and law enforcement action and litigation on our business and financial condition.
We may have exposure to losses from terrorism for which we are required by law to provide coverage.
     When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Notwithstanding the protection provided by reinsurance and the Terrorism Risk Insurance Extension Act of 2005, the risk of severe losses to us from acts of terrorism has not been eliminated because our reinsurance treaty program includes various sub-limits and exclusions limiting our reinsurers’ obligation to cover losses caused by acts of terrorism. Accordingly, events constituting acts of terrorism may not be covered by, or may exceed the capacity of, our reinsurance and could adversely affect our business and financial condition.
Risks Related to Our Common Stock
The trading price of our common stock may decline.
     The trading price of our common stock may decline for many reasons, some of which are beyond our control, including, among others:
•	our results of operations;

•	changes in expectations as to our future results of operations, including financial estimates and projections by securities analysts and investors;

•	results of operations that vary from those expected by securities analysts and investors;

•	developments in the healthcare or insurance industries;

•	changes in laws and regulations;

•	announcements of claims against us by third parties; and

•	future issuances or sales of our common stock, including issuances upon conversion of our outstanding convertible preferred stock.
     In addition, the stock market in general has experienced significant volatility that often has been unrelated to the operating performance of companies whose shares are traded. These market fluctuations could adversely affect the trading price of our common stock, regardless of our actual operating performance.
Securities analysts may not continue coverage of our common stock or may issue negative reports, which may adversely affect the trading price of our common stock.
     There is no assurance that securities analysts will continue to cover our company. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of our common stock. The trading market for our common stock relies in part on the research and reports that securities analysts publish about us or our business. If one or more of the analysts who cover our company downgrades our common stock, the trading price of our common stock may decline rapidly. If one or more of these analysts ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our common stock to decline. Because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could adversely affect the trading price of our common stock.
Our principal shareholders have the ability to significantly influence our business, which may be disadvantageous to other shareholders and adversely affect the trading price of our common stock.
     As of December 31, 2005, entities affiliated with Welsh Carson Anderson & Stowe, or Welsh Carson, collectively, beneficially owned approximately 44.1% of our outstanding common stock and possess approximately 40.7% of the total voting power. As a result, these shareholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. In addition, these shareholders may have interests that are different from ours. For example, entities affiliated with Welsh Carson own a substantial interest in AmCOMP Incorporated, which is a workers’ compensation insurance company. Two members of our board of directors are also directors of AmCOMP.
     Our officers, directors and principal shareholders could delay or prevent an acquisition or merger of our company even if the transaction would benefit other shareholders. Moreover, this concentration of share ownership may make it difficult for shareholders to replace management. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with significant or controlling shareholders. This concentration could be disadvantageous to other shareholders with interests different from those of our officers, directors and principal shareholders and the trading price of our common stock could be adversely affected.
Being a public company will increase our expenses and administrative workload.
     We completed our initial public offering in November 2005. As a public company, we will need to comply with additional laws and regulations, including the Sarbanes-Oxley Act of 2002 and related rules of the Securities and Exchange Commission, or the SEC, and requirements of the Nasdaq National Market. We were not required to comply with these laws and requirements as a private company. Complying with these laws and regulations will require the time and attention of our board of directors and management and will increase our expenses. Among other things, we need to:
•	design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	prepare and distribute periodic reports in compliance with our obligations under the federal securities laws;

•	establish new internal policies, principally those relating to disclosure controls and procedures and corporate governance;

•	institute a more comprehensive compliance function; and

•	involve to a greater degree our outside legal counsel and accountants in the above activities.
     In addition, being a public company has made it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors, particularly directors willing to serve on our audit committee.
We will be exposed to risks relating to evaluations of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.
     We are in the process of evaluating our internal control systems to allow management to report on, and our independent auditors to assess, our internal controls over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We are required to comply with Section 404 by no later than December 31, 2006. However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that materially affect, or are reasonably likely to materially affect, internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.
The terms of our convertible preferred stock could adversely affect the value of our common stock.
     The conversion price of our convertible preferred stock is currently $20.58 per share and our outstanding convertible preferred stock is presently convertible into 2,429,541 shares of common stock. Subject to certain exceptions, the conversion price of our convertible preferred stock may decrease if we issue additional shares of our common stock for less than the market price of our common stock. Holders of our convertible preferred stock have the right to cause us to file a registration statement with the SEC to sell the shares of common stock issuable upon conversion of the convertible preferred stock. Sales of shares of common stock issuable upon conversion of our convertible preferred stock could adversely affect the trading price of our common stock.
     We may not pay dividends on our common stock (other than in additional shares of common stock) without the consent of the holders of two-thirds of the outstanding shares of our convertible preferred stock. If holders of our convertible preferred stock consent to the payment of a dividend by us, we must pay a dividend to the holders of our convertible preferred stock on an as-converted to common stock basis equal to the dividend we pay to holders of our common stock.
     The terms of our articles of incorporation relating to our convertible preferred stock could impede a change of control of our company. Following a change of control, holders of our convertible preferred stock have the right to require us to redeem their shares at a redemption price of $100 per share plus the cash value of any accrued and unpaid dividends. The redemption provisions of our convertible preferred stock could have the effect of discouraging a future change of control of our company.
Provisions of our articles of incorporation and bylaws and under the laws of the states of Louisiana and Texas could impede an attempt to replace or remove our directors or otherwise effect a change of control of our company, which could diminish the value of our common stock.
     Our articles of incorporation and bylaws contain provisions that may make it more difficult for shareholders to replace or remove directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control of our company that shareholders might consider favorable. Our articles of incorporation and bylaws contain the following provisions that could have an anti-takeover effect:
•	election of our directors is classified, meaning that the members of only one of three classes of our directors are elected each year;

•	shareholders have limited ability to call shareholder meetings and to bring business before a meeting of shareholders;

•	shareholders may not act by written consent, unless the consent is unanimous; and

•	our board of directors may authorize the issuance of junior preferred stock with such rights, preferences and privileges as the board deems appropriate.
     These provisions may make it difficult for shareholders to replace management and could have the effect of discouraging a future takeover attempt that is not approved by our board of directors, but which individual shareholders might consider favorable.
     We are incorporated in Texas and are subject to Part 13 of the Texas Business Corporation Act. Under this statute, our ability to enter into a business combination with any affiliated shareholder is limited. In addition, two of our three insurance company subsidiaries, American Interstate and Silver Oak Casualty, are incorporated in Louisiana and the other, American Interstate of Texas, is incorporated in Texas. Under Louisiana and Texas insurance law, advance approval by the state insurance department is required for any change of control of an insurer. “Control” is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. Obtaining these approvals may result in the material delay of, or deter, any such transaction.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties.
     We own our 45,000 square foot executive offices located in DeRidder, Louisiana. In addition, we lease an additional 28,000 square feet of office space in DeRidder, Louisiana, pursuant to a lease agreement that requires annual lease payments of $250,000. The current term of this lease agreement expires on December 31, 2006. We may extend this lease for three additional one-year periods, at our option. We also lease space at other locations for our service and claims representative offices.
Item 3. Legal Proceedings.
     In the ordinary course of our business, we are involved in the adjudication of claims resulting from workplace injuries. We are not involved in any legal or administrative claims that we believe are likely to have a materially adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.
     In anticipation of our initial public offering, on October 27, 2005, certain of our shareholders took action by written consent in lieu of an annual meeting of shareholders to:
•	approve our amended and restated articles of incorporation and amended and restated bylaws;

•	approve a 72-for-one reverse split of our common stock;

•	approve our 2005 Equity Incentive Plan and 2005 Non-Employee Director Restricted Stock Plan;

•	elect Paul B. Queally as a director for a term expiring at the Company’s annual meeting of shareholders in 2006;

•	elect Jared A. Morris and Sean M. Traynor as directors for a term expiring at the Company’s annual meeting of shareholders in 2007;

•	elect C. Allen Bradley, Jr. as a director for a term expiring at the Company’s annual meeting of shareholders in 2008; and

•	elect Austin P. Young III as a director for a term beginning upon the closing of our initial public offering and expiring at the Company’s annual meeting of shareholders in 2008.
     On that date, holders of our common stock and Series C convertible preferred stock were entitled to an aggregate of 25,723,748 votes on matters submitted to shareholders. Holders of approximately 79.2% of the combined voting power of our common stock and Series C convertible preferred stock approved the actions described above.
     Copies of our amended and restated articles of incorporation, amended and restated bylaws, 2005 Equity Incentive Plan and 2005 Non-Employee Director Restricted Stock Plan are filed as exhibits to this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities.
Market Information and Holders
     We completed the initial public offering of our common stock in November 2005. Our common stock has been quoted on the Nasdaq National Market under the symbol “AMSF” since November 18, 2005. Prior to that time, there was no public market for our common stock. As of March 15, 2006, there were approximately 50 holders of record of our common stock.
     The table below sets forth the reported high and low sales prices at the market close for our common stock, as quoted on the Nasdaq National Market for the period from November 18, 2005 through December 31, 2005.

	High	Low
November 18, 2005 through December 31, 2005	$10.45	$9.00
Dividend Policy
     We have not paid cash dividends on our common stock in the prior two years. We currently intend to retain any future earnings to finance our operations and growth. As a result, we do not expect to pay any cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual, regulatory or other restrictions on the payment of dividends by our subsidiaries to AMERISAFE, and other factors that our board of directors deems relevant.
     AMERISAFE is a holding company and has no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries to pay dividends to us. Our insurance company subsidiaries are regulated insurance companies and therefore are subject to significant regulatory restrictions limiting their ability to declare and pay dividends.
     Our ability to pay dividends is also subject to restrictions set forth in our articles of incorporation, which prohibit us from paying dividends on our common stock (other than in additional shares of common stock) without the consent of the holders of two-thirds of the outstanding shares of our convertible preferred stock. If holders of our convertible preferred stock consent to the payment of a dividend by us, we must pay a dividend to the holders of our convertible preferred stock on an as-converted to common stock basis equal to the dividend we pay to holders of our common stock.
Summary of Recent Capital Stock Transactions
Initial Public Offering
     We completed our initial public offering on November 23, 2005 with the sale of 8,000,000 shares of common stock at $9 per share. Prior to that time, there was no public market for our common stock. The shares were registered under the Securities Act of 1933 under a Registration Statement on Form S-1 (Registration No. 333-127133) that was declared effective by the SEC on November 17, 2005. The Registration Statement also covered an additional 1,200,000 shares of common stock made available for sale by certain of our shareholders pursuant to an option granted to the underwriters. On December 9, 2005, the underwriters exercised the option to purchase 485,750 shares of common stock from the selling shareholders. The sale of these shares closed on December 14, 2005. The company did not receive any of the proceeds from the sale of shares by the selling shareholders. The managing underwriters in the offering were Friedman, Billings, Ramsey & Co., Inc. and William Blair & Company, L.L.C.

     Our net proceeds from the initial public offering were approximately $63.2 million, after deducting approximately $5.0 million in underwriting discounts and commissions and approximately $3.7 million in other expenses related to the offering. We used approximately $5.1 million of our net proceeds to redeem 50,410 shares of our Series A preferred stock and approximately $5.1 million to redeem all of our outstanding shares of Series E preferred stock. We retained approximately $53.0 million of our net proceeds from the offering. Of this amount, we contributed $45.0 million to our insurance company subsidiaries. The remaining $8.0 million will be used to make additional capital contributions to our insurance company subsidiaries as necessary to support our anticipated growth and for general corporate purposes, including to pay interest on our outstanding subordinated notes and to fund other holding company operations. Except for the contribution of proceeds to our insurance company subsidiaries and payments made in connection with the redemption of our Series A preferred stock and Series E preferred stock, no proceeds from the offering were paid to our directors, officers, affiliates or holders of ten percent or more of any class of our equity securities. Except for certain expenses related to the offering paid by the company on behalf of the selling shareholders pursuant to the terms of a registration rights agreement, dated March 18, 1998, by and among the company and the shareholders of the company named therein, no expenses related to the offering were paid to our directors, officers, affiliates or holders of ten percent or more of any class of our equity securities.
Series A Preferred Stock Redemption and Exchange
     In connection with our initial public offering and in accordance with the terms of our articles of incorporation, we used approximately $5.1 million of the proceeds from the offering to redeem 50,410 outstanding shares of our Series A preferred stock. In accordance with the terms of our Series A preferred stock set forth in our articles of incorporation, holders of not less than two-thirds of our Series A preferred stock elected to exchange all shares of Series A preferred stock that remained outstanding after the redemption for shares of our common stock. We issued 9,120,948 shares of our common stock in connection with the exchange of outstanding shares of our Series A preferred stock.
Series E Preferred Stock Redemption
     In connection with our initial public offering and in accordance with the terms of our articles of incorporation, we used approximately $5.1 million of the proceeds from our offering to redeem 45,308 shares of Series E preferred stock, representing all outstanding shares of our Series E preferred stock.
Description of Capital Stock
     AMERISAFE is authorized to issue 69,000,000 shares of capital stock, consisting of:
•	3,000,000 shares of preferred stock, par value $0.01 per share, of which:
•	1,500,000 shares are designated as Series A preferred stock, of which 862,924 shares have been canceled and retired and cannot be reissued; and

•	1,500,000 shares are designated as Series B preferred stock;
•	500,000 shares of convertible preferred stock, par value $0.01 per share, of which:
•	300,000 shares are designated as Series C convertible deferred pay preferred stock; and
•	200,000 shares are designated as Series D non-voting convertible deferred pay preferred stock;
•	500,000 shares of Series E preferred stock, par value $0.01 per share, of which 317,744 shares have been canceled and retired and cannot be reissued;

•	10,000,000 shares of junior preferred stock, par value $0.01 per share;

•	50,000,000 shares of common stock, par value $0.01 per share; and

•	5,000,000 shares of convertible non-voting common stock, par value $0.01 per share.
As of March 15, 2006, the following shares of our capital stock were outstanding:
•	300,000 shares of Series C convertible preferred stock;

•	200,000 shares of Series D convertible preferred stock; and

•	17,440,000 shares of common stock.
     As of March 15, 2006, there were no outstanding shares of Series A, Series B or Series E preferred stock, junior preferred stock or non-voting common stock. Our Series C and Series D convertible preferred stock are collectively referred to in this report as our “convertible preferred stock.”
     The following is a summary of certain provisions of our outstanding capital stock and our non-voting common stock (which non-voting common stock is issuable upon conversion of our Series D convertible preferred stock). This summary is qualified in its entirety by the provisions of our articles of incorporation, a copy of which is filed as an exhibit to this report.
Common Stock and Non-Voting Common Stock
     Voting. Each holder of our common stock is entitled to one vote for each share on all matters to be voted on by our shareholders. Holders of our common stock vote together as a single class with the holders of our Series C convertible preferred stock. Holders of shares of non-voting common stock are not entitled to vote on any matter to be voted on by our shareholders, except as required by Texas law.
     Dividends. Holders of common stock and non-voting common stock are entitled to receive dividends, on an equal basis, at the time and in the amount as our board may from time to time determine, subject to any preferential amounts payable to holders of our outstanding preferred stock. Our articles of incorporation prohibit us from paying dividends on our common stock and non-voting common stock (other than in additional shares of common stock or non-voting common stock, as applicable) without the consent of the holders of two-thirds of the outstanding shares of our convertible preferred stock. If holders of our convertible preferred stock consent to the payment of a dividend by us, we must pay a dividend to the holders of our convertible preferred stock (on an as-converted to common stock or non-voting common stock basis) equal to the dividend we pay to the holders of our common stock and non-voting common stock.
     Stock Repurchases. Our articles of incorporation prohibit us from purchasing or redeeming any shares of our common stock or non-voting common stock without the consent of the holders of two-thirds of the outstanding shares of our convertible preferred stock.
     Liquidation. Upon a liquidation and dissolution of our company, the holders of common stock and non-voting common stock are entitled to receive, on an equal basis, all assets available for distribution to shareholders, subject to any preferential amounts payable to holders of our then-outstanding preferred stock.
     Issuance and Conversion of Non-Voting Common Stock. Shares of our non-voting common stock are issuable upon conversion of our Series D convertible preferred stock at the option of the holders of our Series D convertible preferred stock. At the option of the holder, each share of non-voting common stock may be converted at any time into one share of common stock.
Convertible Preferred Stock
     Voting. Each holder of our Series C convertible preferred stock is entitled to one vote for each share of our common stock into which the Series C convertible preferred stock is convertible on all matters to be voted on by our shareholders. Holders of our convertible preferred stock vote together as a single class with holders of our common stock. The Series D convertible preferred stock is non-voting. However, the holders of Series C convertible preferred stock and Series D convertible preferred stock have the right to vote as a separate class on any amendment to our articles of incorporation that would adversely affect the rights, privileges and preferences of the convertible preferred stock.

     In addition, the holders of two-thirds of our convertible preferred stock must approve any payment of a dividend or distribution on our common stock or non-voting common stock (other than in additional shares of common stock or non-voting common stock, as applicable) or the purchase or redemption of any shares of our common stock or non-voting common stock.
     Dividends. Prior to the completion of our initial public offering in November 2005, holders of our convertible preferred stock were entitled to receive pay-in-kind dividends at a rate of $7.00 per share per annum, payable in shares of Series E preferred stock. Under the terms of our articles of incorporation, holders of our convertible preferred stock are no longer entitled to receive these pay-in-kind dividends as a result of the redemption and exchange of all outstanding shares of our Series A preferred stock in connection with our initial public offering. However, if the holders of two-thirds of our outstanding convertible preferred stock consent to the payment of a dividend by us to the holders of our common stock or non-voting common stock, the holders of our outstanding convertible preferred stock will receive (on an as-converted to common stock or non-voting common stock basis) a dividend equal to the dividend to be paid to the holders of our common stock and non-voting common stock.
     Liquidation Rights. Upon any liquidation, dissolution or winding up of our company, holders of our convertible preferred stock are entitled to receive, in cash, an amount equal to the greater of:
•	$100 for each share of convertible preferred stock outstanding, plus the cash value, calculated at $100 per share, of all accrued and unpaid dividends; and
•	the amount distributable to the holders of our convertible preferred stock upon liquidation, dissolution or winding up had the holders converted their shares into common stock or non-voting common stock, as the case may be, in accordance with the terms of the convertible preferred stock immediately prior to liquidation, dissolution or winding up.
     All liquidation payments in respect of shares of our convertible preferred stock are required to be paid before any distribution is made in respect of our Series A preferred stock, junior preferred stock, common stock and non-voting common stock.
     Conversion. The Series C convertible preferred stock is convertible into our common stock, and the Series D convertible preferred stock is convertible into our non-voting common stock, in each case at a conversion rate calculated by multiplying the number of shares to be converted by $100 and dividing the result by the then-applicable conversion price, as adjusted from time to time. As of March 15, 2006, the conversion price was $20.58 per share. Our convertible preferred stock is convertible:
•	at any time at the option of the holder;
•	at our option at any time following the consummation of any public offering of our equity securities or a change of control of our company if the closing price for our common stock for the prior 20 trading days is, or the proceeds from the change of control results in a value for our outstanding common stock of, at least $651.60 per share; and
•	automatically upon consummation of a public offering of our common stock with gross proceeds to us of at least $40 million at a price to public of at least $651.60 per share, subject to adjustment to reflect stock splits, combinations and stock dividends.

     Conversion Price Adjustments. Subject to certain exceptions, the conversion price will be adjusted if we issue or sell shares of our common stock or non-voting common stock (including options to acquire shares and securities convertible into or exchangeable for shares of common stock or non-voting common stock) without consideration or for a consideration per share less than the market price of our common stock or non-voting common stock in effect immediately prior to the issuance or sale. In that event, the conversion price will be reduced to a conversion price (calculated to the nearest cent) determined by dividing:
•	an amount equal to the sum of:
•	the number of shares of common stock and non-voting common stock outstanding immediately prior to the issuance or sale (including as outstanding all shares of common stock and non-voting common stock issuable upon conversion of outstanding convertible preferred stock) multiplied by the then-existing market price of our common stock; plus
•	the consideration, if any, received by us upon the issuance or sale; by
•	the total number of shares of common stock and non-voting common stock outstanding immediately after such issuance or sale (including as outstanding all shares of common stock and non-voting common stock issuable upon conversion of outstanding convertible preferred stock, without giving effect to any adjustment in the number of shares issuable by reason of such issue and sale).
     If we issue or sell shares of common stock or non-voting common stock for cash, the cash consideration received will be deemed to be the amount received by us, without deduction for any expenses incurred or any underwriting commissions or concessions paid or allowed by us. If we issue or sell shares of common stock or non-voting common stock for a consideration other than cash, the amount of the consideration other than cash received shall be deemed to be the fair value of such consideration as determined in good faith by our board of directors, without deduction for any expenses incurred or any underwriting commissions or concessions paid or allowed by us.
     No adjustments to the conversion price are required for issuances of shares of our common stock or non-voting common stock upon any conversion of our convertible preferred stock, under our equity incentive plans or in connection with any acquisition by us.
     Redemption. Following a change of control of our company, holders of our convertible preferred stock have the right to require us to redeem their shares at a redemption price of $100 plus the cash value, calculated at $100 per share, of all accrued and unpaid dividends. Our articles of incorporation define a change of control of our company for this purpose to include:
•	the sale, lease or transfer of all or substantially all of our assets in one or a series of related transactions to any person; or
•	the acquisition of beneficial ownership by any person, other than Welsh Carson, in one or a series of related transactions, of our voting stock representing more than 50% of the voting power of all outstanding shares of our voting stock, whether by merger, consolidation or otherwise, other than by way of a public offering of our equity securities.
     In addition, we may at any time, on 30 days’ notice, redeem all, but not less than all, shares of convertible preferred stock at a redemption price of $103.50 plus the cash value, calculated at $100 per share, of any accrued and unpaid dividends. Until payment of the redemption price, we may not make any payment or distribution upon any preferred stock, common stock or non-voting common stock.

Item 6. Selected Financial Data.
     The following tables summarize certain selected financial data that should be read in conjunction with our audited financial statements and accompanying notes thereto for the year ended December 31, 2005 included in this report and “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(In thousands, except share and per share data)
Income Statement Data
Gross premiums written	$290,891	$264,962	$223,590	$185,093	$204,752
Ceded premiums written	(21,541)	(21,951)	(27,600)	(26,563)	(49,342)

Net premiums written	$269,350	$243,011	$195,990	$158,530	$155,410

Net premiums earned	$256,568	$234,733	$179,847	$163,257	$170,782
Net investment income	16,882	12,217	10,106	9,419	9,935
Net realized gains (losses) on investments	2,272	1,421	316	(895)	491
Fee and other income	561	589	462	2,082	1,367

Total revenues	276,283	248,960	190,731	173,863	182,575

Loss and loss adjustment expenses incurred	204,056	174,186	129,250	121,062	123,386
Underwriting and certain other operating costs (1)	33,008	28,987	23,062	22,674	23,364
Commissions	16,226	14,160	11,003	9,189	14,351
Salaries and benefits	14,150	15,034	15,037	16,541	17,148
Interest expense	2,844	1,799	203	498	735
Policyholder dividends	4	1,108	736	156	2,717

Total expenses	270,288	235,274	179,291	170,120	181,701

Income before taxes	5,995	13,686	11,440	3,743	874
Income tax expense (benefit)	65	3,129	2,846	(1,438)	(395)

Net income	5,930	10,557	8,594	5,181	1,269

Payment-in-kind preferred dividends	(8,593)	(9,781)	(10,133)	(9,453)	(8,820)

Net income (loss) available to common shareholders	$(2,663)	$776	$(1,539)	$(4,272)	$(7,551)

Portion allocable to common shareholders (2)	100.0%	70.2%	100.0%	100.0%	100.0%
Net income (loss) allocable to common shareholders	$(2,663)	$545	$(1,539)	$(4,272)	$(7,551)

Diluted earnings per common share equivalent	$(1.25)	$2.14	$(8.55)	$(23.72)	$(41.93)
Diluted weighted average of common share equivalents outstanding	2,129,492	255,280	180,125	180,125	180,125

Selected Insurance Ratios
Current accident year loss ratio (3)	71.0%	68.5%	70.6%	71.8%	66.9%
Prior accident year loss ratio (4)	8.5%	5.7%	1.3%	2.4%	5.3%

Net loss ratio	79.5%	74.2%	71.9%	74.2%	72.2%

Net underwriting expense ratio (5)	24.7%	24.8%	27.3%	29.7%	32.1%
Net dividend ratio (6)	0.0%	0.5%	0.4%	0.1%	1.6%
Net combined ratio (7)	104.2%	99.5%	99.6%	104.0%	105.9%

	As of December 31,
	2005	2004	2003	2002	2001
			(In thousands)
Balance Sheet Data
Cash and cash equivalents	$49,286	$25,421	$49,815	$44,677	$44,270
Investments	533,618	364,868	257,729	205,315	148,305
Amounts recoverable from reinsurers	122,562	198,977	211,774	214,342	298,451
Premiums receivable, net	123,934	114,141	108,380	95,291	104,907
Deferred income taxes	22,413	15,624	12,713	11,372	14,716
Deferred policy acquisition costs	16,973	12,044	11,820	9,505	11,077
Deferred charges	3,182	3,054	2,987	1,997	2,588
Total assets	892,320	754,187	678,608	603,801	645,474
Reserves for loss and loss adjustment expenses	484,485	432,880	377,559	346,542	383,032
Unearned premiums	124,524	111,741	103,462	87,319	92,047
Insurance-related assessments	35,135	29,876	26,133	23,743	25,964
Debt	36,090	36,090	16,310	8,000	9,000
Redeemable preferred stock (8)	50,000	131,916	126,424	121,300	116,520
Shareholders’ equity (deficit) (9)	97,346	(42,862)	(20,652)	(25,100)	(10,980)

(1)	Includes policy acquisition expenses, such as assessments, premium taxes and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.

(2)	Reflects the participation rights of our convertible preferred stock. See Note 12 to our audited financial statements.

(3)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.

(4)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.

(5)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries and benefits by the current year’s net premiums earned.

(6)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.

(7)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.

(8)	Includes our Series A preferred stock (a portion of which was redeemed for cash and the balance of which was exchanged for shares of our common stock upon the completion of our initial public offering in November 2005) and Series C and Series D convertible preferred stock, each of which is mandatorily redeemable upon the occurrence of certain events that are deemed to be outside the control of our company.

(9)	In 1997, we entered into a recapitalization transaction with Welsh Carson that resulted in a $164.2 million charge to retained earnings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2006 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.
Overview
     AMERISAFE is a holding company that markets and underwrites workers’ compensation insurance through its subsidiaries. Workers’ compensation insurance covers statutorily prescribed benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our business strategy is focused on providing this coverage to small to mid-sized employers engaged in hazardous industries, principally construction, trucking and logging. Employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. Hazardous industry employers also tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. We provide proactive safety reviews of employers’ workplaces. These safety reviews are a vital component of our underwriting process and also promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns or aberrations that cause underwriting, safety or fraud concerns. We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting and safety, claims and audit services, provide us with the opportunity to earn attractive returns on equity.
     We actively market our insurance in 27 states and the District of Columbia through independent agencies, as well as through our wholly owned insurance agency subsidiary. We are also licensed in an additional 18 states and the U.S. Virgin Islands.
     One of the key financial measures that we use to evaluate our operating performance is return on average equity. We calculate return on average equity by dividing net income by the average of shareholders’ equity plus redeemable preferred stock. Our return on average equity was 5.0% in 2005, 10.8% in 2004 and 8.5% in 2003. Our overall financial objective is to produce a return on equity of at least 15% over the long-term. We target producing a combined ratio of 96% or lower while maintaining optimal operating leverage in our insurance subsidiaries that is commensurate with our A.M. Best rating objective. Our combined ratio was 104.2% in 2005, 99.5% in 2004 and 99.6% in 2003.
     Investment income is an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in many other lines of business. From December 31, 2001 to December 31, 2005, our investment portfolio, including cash and cash equivalents, increased from $192.6 million to $582.9 million and produced net investment income of $16.9 million in 2005, $12.2 million in 2004 and $10.1 million in 2003. In the third quarter of 2005, we received $61.3 million from one of our reinsurers pursuant to a commutation agreement. In the fourth quarter of 2005 we completed our initial public offering, and we retained approximately $53.0 million of the net proceeds from the offering. These funds were contributed to our investment portfolio in 2005.
     The use of reinsurance is an important component of our business strategy. We purchase reinsurance to protect us from the impact of large losses. Our reinsurance program for 2006 includes eleven reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Under our reinsurance program, we pay our reinsurers a percentage of our gross premiums earned and, in turn, the reinsurers assume an allocated portion of losses for the accident year. Our 2006 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $30.0 million, subject to applicable deductibles and retentions. However, for any loss occurrence involving only one person, our reinsurance coverage is limited to $10.0 million, subject to applicable deductible and retentions. We retain the first $1.0 million of each loss and are subject to an annual aggregate deductible of approximately $10.8 million for losses between $1.0 million and $2.0 million before our reinsurers are obligated to reimburse us. After the deductible is satisfied, we retain 25.0% of each loss between $1.0 million and $2.0 million. The aggregate limit for all claims for losses between $1.0 million and $2.0 million is approximately $5.4 million. We are subject to an annual aggregate deductible of approximately $7.3 million for losses between $2.0 million and $5.0 million before our reinsurers are obligated to reimburse us. The aggregate limit for all claims for losses between $2.0 million and $5.0 million is approximately $39.0 million. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.
     With limited exceptions, we historically have retained a significant amount of losses under our reinsurance programs. From 1998 through 2000, we substantially lowered our retention to approximately $18,000 per loss occurrence, which means that we ceded a greater portion of our premiums to our reinsurers. The effect of these lower retention levels was a significant increase in the amount of estimated losses assumed by our reinsurers. In addition, our amounts recoverable from reinsurers increased, reaching a high of $360.9 million at April 30, 2001. In 2001 and 2002, we increased our retention level to $500,000. In 2003, we increased our retention to $500,000 plus 20% of each loss occurrence between $500,000 and $5.0 million. In 2004, we further increased our retention level to $1.0 million. In addition, for losses between $1.0 million and $2.0 million, we had an annual aggregate deductible of approximately $300,000 and, after we satisfied the deductible, retained 10% of each loss occurrence. For losses between $2.0 million and $5.0 million, we had an annual aggregate deductible of approximately $1.3 million and, after we satisfied the deductible, retained 20% of each loss occurrence. In 2005, we continued to retain the first $1.0 million of each loss occurrence. However, for losses between $1.0 million and $5.0 million, we increased our annual aggregate deductible to approximately $5.6 million and, after we satisfied the deductible, retained 10% of each loss occurrence. As described below under “—Liquidity and Capital Resources,” effective as of June 30, 2005, we entered into a commutation agreement with one of our reinsurers. Pursuant to this agreement, we released this reinsurer from all liabilities to us under certain reinsurance agreements in exchange for a cash payment of $61.3 million. As a result of increases in our retention levels, the commutation agreement and collections from our reinsurers in the normal course of business, our amounts recoverable from reinsurers decreased from $199.0 million at December 31, 2004 to $122.6 million at December 31 2005.
     Our most significant balance sheet liability is our reserve for loss and loss adjustment expenses. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings. We increased our estimates for prior year loss reserves by $8.7 million in 2005, $13.4 million in 2004 and $2.3 million in 2003. We also recorded a $13.2 million loss in connection with our commutation with Converium in 2005. These increased estimates and the commutation decreased our net income approximately $14.2 million in 2005, $8.7 million in 2004 and $1.5 million in 2003.
     The workers’ compensation insurance industry is cyclical in nature and influenced by many factors, including price competition, medical cost increases, natural and man-made disasters, changes in interest rates, changes in state laws and regulations and general economic conditions. A hard market cycle in our industry is characterized by decreased competition that results in higher premium rates, more restrictive policy coverage terms and lower commissions paid to agencies. In contrast, a soft market cycle is characterized by increased competition that results in lower premium rates, expanded policy coverage terms and higher commissions paid to agencies. We believe that the workers’ compensation insurance industry is slowly transitioning to a more competitive market environment. Our strategy across market cycles is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on underserved markets within our target industries that we believe will provide opportunities for greater returns.
Principal Revenue and Expense Items
     Our revenues consist primarily of the following:
     Net Premiums Earned. Net premiums earned is the earned portion of our net premiums written. Net premiums written is equal to gross premiums written less premiums ceded to reinsurers. Gross premiums written includes the estimated annual premiums from each insurance policy we write in our voluntary and assigned risk businesses during a reporting period based on the policy effective date or the date the policy is bound, whichever is later, as well as premiums from mandatory pooling arrangements.
     Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2005 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2005 and the other half in 2006.
     Net Investment Income and Net Realized Gains and Losses on Investments. We invest our statutory surplus funds and the funds supporting our insurance liabilities in fixed maturity and equity securities. In addition, a portion of these funds are held in cash and cash equivalents to pay current claims. Our net investment income includes interest and dividends earned on our invested assets. We assess the performance of our investment portfolio using a standard tax equivalent yield metric. Investment income that is tax-exempt is grossed up by our marginal federal tax rate of 35% to express yield on tax-exempt securities on the same basis as taxable securities. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of an other-than-temporary impairment. We classify all of our fixed maturity securities, other than redeemable preferred stock, as held-to-maturity, and all of our equity securities and redeemable preferred stock as available-for-sale. Net unrealized gains (losses) on our equity securities and redeemable preferred stock are reported separately within accumulated other comprehensive income on our balance sheet.
     Fee and Other Income. We recognize commission income earned on policies issued by other carriers that are sold by our wholly owned insurance agency subsidiary as the related services are performed. We also recognize a small portion of interest income from mandatory pooling arrangements in which we participate.
     Our expenses consist primarily of the following:
     Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses incurred represents our largest expense item and, for any given reporting period, includes estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and loss adjustment expenses related to estimates of future claim payments based on case-by-case valuations and statistical analyses. We seek to establish all reserves at the most likely ultimate exposure based on our historical claims experience. It is typical for our more serious claims to take several years to settle and we revise our estimates as we receive additional information about the condition of injured employees. Our ability to estimate loss and loss adjustment expenses accurately at the time of pricing our insurance policies is a critical factor in our profitability.
     Underwriting and Certain Other Operating Costs. Underwriting and certain other operating costs are those expenses that we incur to underwrite and maintain the insurance policies we issue. These expenses include state and local premium taxes and fees and other operating costs, offset by commissions we receive from reinsurers under our reinsurance treaty program. We pay state and local taxes, licenses and fees, assessments and contributions to state workers’ compensation security funds based on premiums. In addition, other operating costs include general and administrative expenses, excluding commissions and salaries and benefits, incurred at both the insurance company and corporate levels.
     Commissions. We pay commissions to our subsidiary insurance agency and to the independent agencies that sell our insurance based on premiums collected from policyholders.
     Salaries and Benefits. We pay salaries and provide benefits to our employees.
     Policyholder Dividends. In limited circumstances, we pay dividends to policyholders in particular states as an underwriting incentive.
     Interest Expense. Interest expense represents amounts we incur on our outstanding indebtedness at the then-applicable interest rate.
     Income Tax Expense. We incur federal, state and local income tax expense.
Critical Accounting Policies
     It is important to understand our accounting policies in order to understand our financial statements. Management considers some of these policies to be very important to the presentation of our financial results because they require us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of our assets, liabilities, revenues and expenses and the related disclosures. Some of the estimates result from judgments that can be subjective and complex and, consequently, actual results in future periods might differ from these estimates.
     Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, assessments, deferred policy acquisition costs, deferred income taxes and the impairment of investment securities.
     The following is a description of our critical accounting policies.
     Reserves for Loss and Loss Adjustment Expenses. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. Our reserves for loss and loss adjustment expenses are estimated using case-by-case valuations and statistical analyses.
     In establishing these estimates, we make various assumptions regarding a number of factors, including frequency and severity of claims, length of time to achieve ultimate settlement of claims, projected inflation of medical costs and wages, insurance policy coverage interpretations and judicial determinations. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may be different from our original estimates. On a quarterly basis, we review our reserves for loss and loss adjustment expenses to determine whether further adjustments are required. Any resulting adjustments are included in the current period’s results. In establishing our reserves, we do not use loss discounting, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income. Additional information regarding our reserves for loss and loss adjustment expenses can be found under the caption “Business—Loss Reserves” in Item 1 of this report.
     Amounts Recoverable from Reinsurers. Amounts recoverable from reinsurers represent the portion of our paid and unpaid loss and loss adjustment expenses that are assumed by reinsurers. These amounts are separately reported on our balance sheet as assets and do not reduce our reserves for loss and loss adjustment expenses because reinsurance does not relieve us of liability to our policyholders. We are required to pay claims even if a reinsurer fails to pay us under the terms of a reinsurance contract. We calculate amounts recoverable from reinsurers based on our estimates of the underlying loss and loss adjustment expenses, as well as the terms and conditions of our reinsurance contracts, which could be subject to interpretation. In addition, we bear credit risk with respect to our reinsurers, which can be significant because some of the unpaid loss and loss adjustment expenses for which we have reinsurance coverage remain outstanding for extended periods of time.
     Assessments. We are subject to various assessments and premium surcharges related to our insurance activities, including assessments and premium surcharges for state guaranty funds and second injury funds. Assessments based on premiums are generally paid one year after the calendar year in which the policies are written. Assessments based on losses are generally paid within one year of when claims are paid by us. State guaranty fund assessments are used by state insurance oversight agencies to pay claims of policyholders of impaired, insolvent or failed insurance companies and the operating expenses of those agencies. Second injury funds are used by states to reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. In some states, these assessments and premium surcharges may be partially recovered through a reduction in future premium taxes.
     Deferred Policy Acquisition Costs. We defer commission expenses, premium taxes and certain marketing, sales, underwriting and safety costs that vary with and are primarily related to the acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. In calculating deferred policy acquisition costs, these costs are limited to their estimated realizable value, which gives effect to the premiums to be earned, anticipated losses and settlement expenses and certain other costs we expect to incur as the premiums are earned, less related net investment income. Judgments as to the ultimate recoverability of these deferred policy acquisition costs are highly dependent upon estimated future profitability of unearned premiums. If the unearned premiums were less than our expected claims and expenses after considering investment income, we would reduce the deferred costs.
     Deferred Income Taxes. We use the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities resulting from a tax rate change impacts our net income or loss in the reporting period that includes the enactment date of the tax rate change.
     In assessing whether our deferred tax assets will be realized, management considers whether it is more likely than not that we will generate future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. If necessary, we establish a valuation allowance to reduce the deferred tax assets to the amounts that are more likely than not to be realized.
     Impairment of Investment Securities. Impairment of an investment security results in a reduction of the carrying value of the security and the realization of a loss when the fair value of the security declines below our cost or amortized cost, as applicable, for the security and the impairment is deemed to be other-than-temporary. We regularly review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. We consider various factors in determining if a decline in the fair value of an individual security is other-than-temporary. Some of the factors we consider include:
•	how long and by how much the fair value of the security has been below its cost;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	our intent and ability to keep the security for a sufficient time period for it to recover its value;

•	any downgrades of the security by a rating agency; and

•	any reduction or elimination of dividends, or nonpayment of scheduled interest payments.

     Share-Based Compensation. As of January 1, 2005 we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) – Share-Based Payment. In accordance with SFAS No. 123(R) we are using the “modified prospective” method to record prospectively compensation costs for new and modified stock option awards over the applicable vesting periods.
Results of Operations
     The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
Income Statement Data
Gross premiums written	$290,891	$264,962	$223,590
Ceded premiums written	(21,541)	(21,951)	(27,600)

Net premiums written	$269,350	$243,011	$195,990

Net premiums earned	$256,568	$234,733	$179,847
Net investment income	16,882	12,217	10,106
Net realized gains on investments	2,272	1,421	316
Fee and other income	561	589	462

Total revenues	276,283	248,960	190,731

Loss and loss adjustment expenses incurred	204,056	174,186	129,250
Underwriting and certain other operating costs (1)	33,008	28,987	23,062
Commissions	16,226	14,160	11,003
Salaries and benefits	14,150	15,034	15,037
Interest expense	2,844	1,799	203
Policyholder dividends	4	1,108	736

Total expenses	270,288	235,274	179,291

Income before taxes	5,995	13,686	11,440
Income tax expense	65	3,129	2,846

Net income	$5,930	$10,557	$8,594

Selected Insurance Ratios
Current accident year loss ratio (2)	71.0%	68.5%	70.6%
Prior accident year loss ratio (3)	8.5%	5.7%	1.3%

Net loss ratio	79.5%	74.2%	71.9%

Net underwriting expense ratio (4)	24.7%	24.8%	27.3%
Net dividend ratio (5)	0.0%	0.5%	0.4%
Net combined ratio (6)	104.2%	99.5%	99.6%

	As of December 31,
	2005	2004	2003
		(In thousands)
Balance Sheet Data
Cash and cash equivalents	$49,286	$25,421	$49,815
Investments	533,618	364,868	257,729
Amounts recoverable from reinsurers	122,562	198,977	211,774
Premiums receivable, net	123,934	114,141	108,380
Deferred income taxes	22,413	15,624	12,713
Deferred policy acquisition costs	16,973	12,044	11,820
Deferred charges	3,182	3,054	2,987
Total assets	892,320	754,187	678,608
Reserves for loss and loss adjustment expenses	484,485	432,880	377,559
Unearned premiums	124,524	111,741	103,462
Insurance-related assessments	35,135	29,876	26,133
Debt	36,090	36,090	16,310
Redeemable preferred stock (7)	50,000	131,916	126,424
Shareholders’ equity (deficit) (8)	97,346	(42,862)	(20,652)

(1)	Includes policy acquisition expenses, such as assessments, premium taxes and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.

(2)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.

(3)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.

(4)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries and benefits by the current year’s net premiums earned.

(5)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.

(6)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.

(7)	Includes our Series A preferred stock (all of which was redeemed for cash or exchanged for shares of our common stock upon the completion of our initial public offering in November 2005) and Series C and Series D convertible preferred stock. The Series C and Series D convertible preferred stock is mandatorily redeemable upon the occurrence of certain events that are deemed to be outside the control of our company.

(8)	In 1997, we entered into a recapitalization transaction with Welsh Carson that resulted in a $164.2 million charge to retained earnings.
Overview of Operating Results
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Gross Premiums Written. Gross premiums written in 2005 were $290.9 million, compared to $265.0 million in 2004, an increase of 9.8%. The increase was attributable primarily to a $16.8 million increase in annual premiums on policies written during the period, a $5.8 million increase in premiums resulting from payroll audits and related premium adjustments, and a $3.5 million increase in assigned risk premiums, offset by a decrease of $1.1 million in assumed premiums from mandatory pooling arrangements.

     Net Premiums Written. Net premiums written in 2005 were $269.4 million, compared to $243.0 million in 2004, an increase of 10.8%. The increase was attributable to growth in gross premiums written and a small decrease in premiums ceded to reinsurers, $21.5 million in 2005 compared to $22.0 million in 2004. As a percentage of gross premiums written, ceded premiums were 7.4% in 2005 compared to 8.3% in 2004.
     Net Premiums Earned. Net premiums earned in 2005 were $256.6 million, compared to $234.7 million in 2004, an increase of 9.3%. This increase was primarily the result of an increase in premiums written during 2004 compared to 2003, which resulted in higher premiums earned in 2005 compared to 2004.
     Net Investment Income. Net investment income in 2005 was $16.9 million, compared to $12.2 million in 2004, an increase of 38.2%. The change was attributable to an increase in our investment portfolio, including cash and cash equivalents, from a monthly average of $350.9 million in 2004 to an average of $467.0 million in 2005, an increase of 33.0%. Also contributing to this increase was the increase in the tax-equivalent yield on our investment portfolio from 4.2% per annum in 2004, to 4.8% per annum in 2005.
     Net Realized Gains on Investments. Net realized gains on investments in 2005 totaled $2.3 million, compared to $1.4 million in 2004. The increase was attributable to the timing of the sale of equity securities in accordance with our investment guidelines.
     Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses incurred totaled $204.1 million in 2005, compared to $174.2 million in 2004, an increase of $29.9 million, or 17.2%. Increases in our reserves resulting from our commutation with one of our reinsurers and reserve strengthening for prior accident years accounted for $21.9 million, or 73.3%, of this increase. Our net loss ratio was 79.5% in 2005, compared to 74.2% in 2004.
     Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits in 2005 were $63.4 million, compared to $58.2 million in 2004, an increase of 8.9%. This increase was primarily due to a $2.1 million increase in agent commissions, a $1.8 million increase in loss-based assessments and a $2.4 million decrease in ceding commissions. This increase was partially offset by an $884,000 decrease in salaries. In 2005, we transferred our employee agents from our insurance company subsidiary to our insurance agency subsidiary, which resulted in a change in their compensation expense from salary to commission expense. The increase in our loss-based assessments resulted primarily from state second injury funds. Ceding commissions, which are commissions we receive from reinsurers, reduce our total underwriting expenses. Ceding commissions decreased in 2005 compared to 2004 as a result of changes in our reinsurance program for that year.
     Interest expense. Interest expense in 2005 was $2.8 million, compared to $1.8 million in 2004. Our weighted average borrowings increased to $36.1 million in 2005 from $31.1 million in 2004. The increase in weighted average borrowings resulted from the issuance of $25.8 million of subordinated notes in April 2004, the proceeds of which were used to redeem outstanding shares of our Series E preferred stock. In addition, our weighted average interest rate increased to 7.3% per annum for 2005 from 4.9% per annum for 2004.
     Income tax expense. Our income tax expense in 2005 was $65,000, compared to income tax expense of $3.1 million in 2004. The decrease in tax expense was attributable to lower net income and a 25.9% increase in tax-exempt interest from 2004 to 2005.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     Gross Premiums Written. Gross premiums written in 2004 were $265.0 million, compared to $223.6 million in 2003, an increase of 18.5%. The increase was attributable primarily to a $26.9 million increase in annual premiums on policies written during the period, a $10.6 million increase in premiums resulting from payroll audits and related premium adjustments and a $3.5 million increase in assumed premiums from mandatory pooling arrangements.

     Net Premiums Written. Net premiums written in 2004 were $243.0 million, compared to $196.0 million for the same period in 2003, an increase of 24.0%. The increase was attributable to growth in gross premiums written and a decrease in premiums ceded to reinsurers from $27.6 million in 2003 to $22.0 million in 2004 resulting from increased retention levels under our reinsurance treaty program in 2004 as compared to 2003. As a percentage of gross premiums written, ceded premiums were 8.3% in 2004 compared to 12.3% in 2003.
     Net Premiums Earned. Net premiums earned in 2004 were $234.7 million, compared to $179.8 million for the same period in 2003, an increase of 30.5%. The increase was attributable to the growth in net premiums written and an increase in the amount of premiums written in the first half of 2004 as compared to the first half of 2003.
     Net Investment Income. Net investment income in 2004 was $12.2 million, compared to $10.1 million in 2003, an increase of 20.9%. The increase was attributable to the growth in our investment portfolio from an average of $278.8 million in 2003 to an average of $348.9 million in 2004, an increase of 25.2%. The growth in our investment portfolio resulted primarily from our cash flows from operations, which totaled $91.9 million in 2004. In addition, the tax-equivalent yield on our investment portfolio increased to 4.2% per annum in 2004 from 4.0% per annum in 2003.
     Net Realized Gains on Investments. Net realized gains on investments in 2004 totaled $1.4 million, compared to $316,000 in 2003. The increase was due to $1.2 million in gains from the sale of equity securities in our investment portfolio.
     Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses incurred increased to $174.2 million in 2004 from $129.3 million in 2003, an increase of 34.8%. The increase resulted from a growth in net premiums earned of 30.5%, and an increase in loss and loss adjustment expenses incurred of $13.4 million for prior accident years. The increase for prior accident years related primarily to the 2002 accident year, which increased by $9.4 million. The unfavorable development in 2002 was the result of adverse development in certain existing claims and increased estimates in our reserves for that accident year. Our net loss ratio was 74.2% in 2004 compared to 71.9% in 2003.
     Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits in 2004 were $58.2 million, compared to $49.1 million for the same period in 2003, an increase of 18.5%. The increase was primarily attributable to a $3.1 million increase in agent commissions, a $1.9 million increase in premium-based assessments and premium taxes and a $1.1 million increase in mandatory pooling arrangement fees. In addition, there was a decrease in commissions received from our reinsurers related to premiums ceded, which commissions are netted against our underwriting and certain other operating costs, from $7.3 million in 2003 to $4.8 million in 2004. Commissions increased 28.7% from 2003 to 2004 corresponding with our premium growth. Salaries and benefits remained flat during this period. Our underwriting expense ratio decreased from 27.3% in 2003 to 24.8% in 2004.
     Interest Expense. Interest expense in 2004 was $1.8 million, compared to $203,000 in 2003. Our weighted average borrowings increased to $31.1 million in 2004 from $7.1 million in 2003 as a result of the issuance of $25.8 million of subordinated notes in April 2004, offset by the repayment of $6.0 million of a note payable. Our weighted average interest rate increased to 4.9% per annum in 2004 from 2.9% per annum in 2003 as a result of the higher weighted average interest rate on our subordinated notes as compared to our note payable.
     Income Tax Expense. Income tax expense in 2004 was $3.1 million, compared to $2.8 million in 2003, an increase of 9.9%. As a percentage of pre-tax income, our effective income tax rate decreased from 24.9% in 2003 to 22.9% in 2004. The decrease in the effective rate resulted from a larger percentage of tax-exempt fixed maturity securities in our investment portfolio in 2004 and a positive adjustment to our prior year’s tax liability.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
     Gross Premiums Written. Gross premiums written in 2003 were $223.6 million, compared to $185.1 million in 2002, an increase of 20.8%. The increase was attributable primarily to a $28.9 million increase in annual premiums on policies written during the period, an $8.2 million increase in premiums resulting from payroll audits and related premium adjustments and a $0.9 million increase in assumed premiums from mandatory pooling arrangements.
     Net Premiums Written. Net premiums written in 2003 were $196.0 million, compared to $158.5 million in 2002, an increase of 23.6%. The growth in net premiums written is attributable to the increase in gross premiums written, offset by an increase in premiums ceded to reinsurers from $26.6 million in 2002 to $27.6 million in 2003. As a percentage of gross premiums written, ceded premiums were 12.3% in 2003 compared to 14.4% in 2002.
     Net Premiums Earned. Net premiums earned in 2003 were $179.8 million, compared to $163.3 million in 2002, an increase of 10.2%. The increase was attributable to the growth in net premiums written, offset by an increase in premiums ceded to reinsurers and a decrease in the amount of premiums written in the first half of 2003 as compared to the first half of 2002.
     Net Investment Income. Net investment income in 2003 was $10.1 million, compared to $9.4 million in 2002, an increase of 7.3%. The increase was due to an increase in our average investment portfolio from $221.3 million in 2002 to $278.8 million in 2003, an increase of 26.0%, resulting from increased cash flow from operations, and an increase in the tax-equivalent yield on our investment portfolio from 3.5% per annum in 2002 to 4.0% per annum in 2003.
     Net Realized Gains (Losses) on Investments. Net realized gains on investments in 2003 were $316,000, compared to net realized losses on investments of $895,000 in 2002.
     Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses incurred increased to $129.2 million in 2003 from $121.1 million in 2002, an increase of 6.8%. The increase was driven primarily by an $11.9 million, or 10.2%, increase in net premiums earned and a $973,000 increase in loss and loss adjustment expenses for prior accident years. Our net loss ratio was 71.9% in 2003 compared to 74.2% in 2002.
     Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits in 2003 were $49.1 million, compared to $48.4 million in 2002, an increase of 1.4%. The increase was primarily attributable to a $1.7 million increase in loss-based assessments, a $1.3 million increase in agent commissions and a $382,000 increase in mandatory pooling arrangement fees, as well as a $1.3 million increase in reinsurance commissions which act as an offset to underwriting commissions. Offsetting the increase was a recovery of $800,000 of legal fees through the settlement of a dispute with a building contractor. Commissions increased 19.7% corresponding with our premium growth. Salaries and benefits decreased 9.1% from 2003 to 2002 due to a decrease in our number of employees. Our underwriting expense ratio decreased from 29.7% in 2002 to 27.3% in 2003.
     Interest Expense. Interest expense in 2003 was $203,000, compared to $498,000 in 2002, a decrease of 59.2%. Our weighted average borrowings decreased to $7.5 million in 2003 from $8.4 million in 2002. In addition, our weighted average interest rate decreased to 2.9% per annum in 2003 from 3.9% per annum in 2002.
     Income Tax Expense. Income tax expense in 2003 was $2.8 million, compared to a $1.4 million income tax benefit in 2002. Income tax expense in 2002 was positively impacted by $1.1 million as a result of tax method changes for prior years.
Liquidity and Capital Resources
     Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities. We presently expect that the $53.0 million of net proceeds we retained from our initial public offering, combined with projected cash flow from operations, will provide us sufficient liquidity to fund our anticipated growth, including payment of claims and operating expenses, payment of interest on our subordinated notes and other holding company expenses, for at least the next 18 months.
     We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $139.2 million in 2005, $113.9 million in 2004 and $99.2 million in 2003. In 2005, we also received $61.3 million in a commutation with one of our reinsurers, as described below. Since December 31, 2001, we have funded claim payments from cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our investment portfolio has increased from $192.6 million at December 31, 2001 to $582.9 at December 31, 2005. We do not presently anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Accordingly, we currently classify all fixed maturity securities, other than redeemable preferred stock, in the held-to-maturity category. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and could reduce investment income in future periods.
     As discussed above under “—Overview,” we purchase reinsurance to protect us against severe claims and catastrophic events. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2006 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.
     Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.
     Net cash provided by operating activities was $142.0 million in 2005, as compared to $91.9 million in 2004 and $50.4 million in 2003. Major components of cash provided by operating activities in 2005 were net premiums collected of $260.1 million and amounts recovered from reinsurers of $85.0 million, offset by claim payments of $161.7 million and operating expenditures of $41.4 million. Major components of cash provided by operating activities in 2004 were net premiums collected of $237.8 million and amounts recovered from reinsurers of $54.1 million, offset by claim payments of $160.6 million and operating expenditures of $39.4 million. Major components of cash provided by operating activities in 2003 were net premiums collected of $183.2 million and amounts recovered from reinsurers of $61.0 million, offset by claim payments of $159.6 million and operating expenditures of $34.2 million.
     Net cash used by investing activities was $171.3 million in 2005, as compared to $109.0 million in 2004 and $53.6 million in 2003. In 2005, major components of net cash used by investing activities included investment purchases of $296.2 million and purchases of furniture, fixtures and equipment of $1.4 million, offset by proceeds from sales and maturities of investments of $126.3 million. In 2004, major components of net cash used by investing activities included investment purchases of $145.3 million and net purchases of furniture, fixtures and equipment of $2.8 million, offset by proceeds from sales and maturities of investments of $36.7 million and proceeds of $2.4 million from repayment of a loan. In 2003, major components of net cash used by investing activities included investment purchases of $90.7 million and net purchases of furniture, fixtures and equipment of $600,000, offset by proceeds from sales and maturities of investments of $37.6 million.
     Net cash provided by financing activities was $53.1 million in 2005, as compared to $7.4 million of net cash used in 2004. Major components of cash provided by financing were in 2005 included gross proceeds of $72.0 million from the initial public offering, offset by $8.8 million of underwriting discounts and other costs related to the initial public offering and $10.2 million to redeem shares of Series A and Series E preferred stock. In 2004, major components of net cash used in financing activities included the redemption of $27.2 million of Series E preferred stock and the repayment of the remaining $6.0 million of a note payable, offset by proceeds of $25.8 million from the issuance of subordinated notes pursuant to a trust preferred securities transaction. Net cash provided by financing activities was $8.3 million in 2003. AMERISAFE entered into a trust preferred securities transaction in

2003 pursuant to which it issued $10.3 million of subordinated notes. The proceeds from this issuance were offset by the repayment of $2.0 million under a bank line of credit.
     Interest on the outstanding subordinated notes accrues at a floating rate equal to the three-month LIBOR plus a marginal rate. Our $10.3 million issuance of subordinated notes due 2034 has a marginal rate of 4.1%, and, as of December 31, 2005, had an effective rate of 8.25%. These notes are prepayable at par beginning in January 2009. Our $25.8 million issuance of subordinated notes due 2034 has a marginal rate of 3.8% and, as of December 31, 2005, had an effective rate of 8.13%. These notes are prepayable at par beginning in April 2009.
     During 2004, Converium Reinsurance (North America), one of our reinsurers, reported a significant loss, resulting in a downgrade in its A.M. Best rating. Although Converium continued to reimburse us under the terms of our reinsurance agreements, we initiated discussions with Converium to seek to reduce the credit risk associated with the amounts due to us. Effective June 30, 2005, we entered into a commutation agreement with Converium. In the third quarter of 2005, Converium paid us $61.3 million pursuant to this agreement in exchange for a termination and full release of three of our five reinsurance agreements with Converium. Under the commutation agreement, all liabilities reinsured with Converium under these three reinsurance agreements have reverted back to us. We recorded a pre-tax loss of $13.2 million related to this commutation agreement. Converium remains obligated to us under the remaining two agreements. At December 31, 2005, the amounts recoverable from Converium under the remaining two reinsurance agreements was $6.6 million. The $61.3 million we received in connection with the commutation with Converium was contributed to our investment portfolio.
     AMERISAFE is a holding company that transacts business through its operating subsidiaries, including American Interstate, Silver Oak Casualty and American Interstate of Texas. AMERISAFE’s primary assets are the capital stock of these operating subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. See “Business—Regulation—Dividend Limitations” in Item 1 of this report. Based on reported capital and surplus at December 31, 2005, American Interstate is permitted under Louisiana insurance law to pay dividends to AMERISAFE in 2006 in an amount up to $3.9 million without approval by the Louisiana Department of Insurance.
Investment Portfolio
     The first priority of our investment strategy is capital preservation, with a secondary focus on maximizing an appropriate risk adjusted return. We presently expect to maintain sufficient liquidity from funds generated from operations to meet our anticipated insurance obligations and operating and capital expenditure needs, with excess funds invested in accordance with our investment guidelines. Our investment portfolio is managed by an independent asset manager that operates under investment guidelines approved by our board of directors. We allocate our portfolio into three categories; cash and cash equivalents, fixed maturity securities and equity securities. Cash and cash equivalents include cash on deposit, commercial paper, short-term municipal securities, pooled short-term money market funds and certificates of deposit. Our fixed maturity securities include obligations of the U.S. Treasury or U.S. agencies, obligations of states and their subdivisions, long-term certificates of deposit, U.S. dollar-denominated obligations of U.S. corporations, mortgage-backed securities, mortgages guaranteed by the Federal National Mortgage Association and the Government National Mortgage Association, asset-backed securities and preferred stocks that are mandatorily redeemable or are redeemable at the option of the holder. Our equity securities include U.S. dollar-denominated common stocks of U.S. corporations, master limited partnerships and nonredeemable preferred stock.
     Under Louisiana and Texas law, as applicable, each of American Interstate, Silver Oak Casualty and American Interstate of Texas is required to invest only in securities that are either interest-bearing or eligible for dividends, and must limit its investment in the securities of any single issuer to five percent of the insurance company’s assets. As of December 31, 2005, we were in compliance with these requirements.

     We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security. Our investment portfolio, including cash and cash equivalents, had a carrying value of $582.9 million as of December 31, 2005, and is summarized in the table below by type of investment.

		Percentage
	Carrying Value	of Portfolio
	(In thousands)
Fixed maturity securities:
State and political subdivisions	$255,598	43.8%
Mortgage-backed securities	108,897	18.7%
U.S. Treasury securities and obligations of U.S. Government agencies	71,548	12.3%
Corporate bonds	22,892	3.9%
Asset-backed securities	6,613	1.1%
Redeemable preferred stocks	1,695	0.3%

Total fixed maturity securities	467,343	80.1%

Equity securities:
Common stocks	62,679	10.8%
Nonredeemable preferred stocks	3,596	0.6%

Total equity securities	66,275	11.4%

Cash and cash equivalents	49,286	8.5%

Total investments, including cash and cash equivalents	$582,904	100.0%

     We regularly evaluate our investment portfolio to identify other-than-temporary impairments in the fair values of the securities held in our investment portfolio. We consider various factors in determining whether a decline in the fair value of a security is other-than-temporary, including:
•	how long and by how much the fair value of the security has been below its cost;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	our intent and ability to keep the security for a sufficient time period for it to recover its value;

•	any downgrades of the security by a rating agency; and

•	any reduction or elimination of dividends, or nonpayment of scheduled interest payments.
     As of December 31, 2005, there were no other-than-temporary declines in the fair values of the securities held in our investment portfolio.

Contractual Obligations and Commitments
     We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2005, the present value of these annuities was $54.7 million, as estimated by our annuity providers. Each of the life insurance companies issuing these annuities, or the entity guaranteeing the life insurance company, has an A.M. Best rating of “A-” (Excellent) or better.
     We lease equipment and office space under noncancelable operating leases. Future minimum lease payments at December 31, 2005, were as follows:

Future Minimum
Year	Lease Payments
(In thousands)
2006	$958
2007	677
2008	522
2009	463
2010	8

$2,628

     Rental expense was approximately $924,000 in 2005, $956,000 in 2004 and $1.1 million in 2003.

     The table below provides information with respect to our long-term debt and contractual commitments as of December 31, 2005.

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Subordinated notes (1)	$36,090	$0	$0	$0	$36,090
Loss and loss adjustment expenses (2)	484,485	121,121	123,059	62,983	177,322
Loss-based insurance assessments (3)	17,684	4,421	4,492	2,299	6,472
Capital lease obligations	1,162	567	595	0	0
Operating lease obligations	2,628	958	1,199	471	0
Purchase obligations	372	271	101	0	0

Total	$542,421	$127,338	$129,446	$65,753	$219,884

(1)	Amounts do not include interest payments associated with these obligations. Interest rates on our subordinated notes are variable and may change on a quarterly basis. See “—Liquidity and Capital Resources” above for further discussion of our subordinated notes.

(2)	The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2005 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense process, see “Business—Loss Reserves” in Item 1 of this report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors—Risks Related to Our Business—Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Item 1 of this report for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.

(3)	We are subject to various annual assessments imposed by certain of the states in which we write insurance policies. These assessments are generally based upon the amount of premiums written or losses paid during the applicable year. Assessments based on premiums are generally paid within one year after the calendar year in which the policies are written, while assessments based on losses are generally paid within one year after the loss is paid. When we establish a reserve for loss and loss adjustment expenses for a reported claim, we accrue our obligation to pay any applicable assessments. If settlement of the claim is to be paid out over more than one year, our obligation to pay any related loss-based assessments extends for the same period of time. Because our reserves for loss and loss adjustment expenses are based on estimates, our accruals for loss-based insurance assessments are also based on estimates. Actual payments of loss and loss adjustment expenses may differ, perhaps materially, from our reserves. Accordingly, our actual loss-based insurance assessments may vary, perhaps materially, from our accruals.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.
Credit Risk
     Credit risk is the potential loss arising principally from adverse changes in the financial condition of the issuers of our fixed maturity securities and the financial condition of our reinsurers. We address the credit risk related to the issuers of our fixed maturity securities by investing in fixed maturity securities that are rated “BBB” or higher by Standard & Poor’s. We also independently, and through our independent asset manager, monitor the financial condition of all issuers of our fixed maturity securities. To limit our risk exposure, we employ stringent diversification policies that limit the credit exposure to any single issuer or business sector.
     We are subject to credit risk with respect to our reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims and we might not collect amounts recoverable from our reinsurers. We address this credit risk by initially selecting reinsurers with an A.M. Best rating of “A-” (Excellent) or better and by performing, along with our reinsurance broker, quarterly credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment including commutation, novation and letters of credit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of this report.
Interest Rate Risk
     We had fixed maturity securities with a fair value of $460.5 million and a carrying value of $467.3 million as of December 31, 2005 that are subject to interest rate risk. We are also subject to interest rate risk on our subordinated debt securities, which have quarterly adjustable interest rates based on LIBOR plus a fixed margin. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities and the cost to service our subordinated debt securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.
     The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2005 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. We classify our fixed maturity securities, other than redeemable preferred stock, as held-to-maturity and carry them on our balance sheet at cost or amortized cost, as applicable. Our redeemable preferred stock is classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities that are held-to-maturity, such as those resulting from interest rate fluctuations, do not impact the carrying value of these securities and, therefore, do not affect our shareholders’ equity. However, temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity.

					Hypothetical
					Percentage
				Estimated	Increase
		Estimated		Change in	(Decrease) in
Hypothetical Change		Change in	Carrying	Carrying	Shareholders’
in Interest Rates	Fair Value	Fair Value	Value	Value	Equity
200 basis point increase	$418,314	$(42,200)	$467,182	$(161)	(0.07)%
100 basis point increase	438,426	(22,088)	467,256	(87)	(0.04)%
No change	460,514	—	467,343	—	—
100 basis point decrease	484,897	24,383	467,583	240	0.11%
200 basis point decrease	511,965	51,451	467,711	368	0.16%
Equity Price Risk
     Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, nonredeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and shareholders’ equity. As of December 31, 2005, the equity securities in our investment portfolio had a fair value of $66.3 million, representing 7.4% of our total assets on that date. In order to minimize our exposure to equity price risk, we invest primarily in mid-to-large capitalization issues and seek to diversify our equity holdings across several business sectors. In addition, we currently limit the percentage of equity securities held in our investment portfolio to 12% of the carrying value and 15% of the market value of our total investment portfolio.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors
AMERISAFE, Inc. and Subsidiaries
     We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also include the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERISAFE, Inc. and Subsidiaries at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
March 17, 2006

AMERISAFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2005	2004
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $458,819 and $328,948 in 2005 and 2004, respectively)	$465,648	$329,653
Fixed maturity securities—available-for-sale, at fair value (cost $1,729 in 2005 and 2004, respectively)	1,695	1,755
Equity securities—available-for-sale, at fair value (cost $62,855 and $30,926 in 2005 and 2004, respectively)	66,275	33,460

Total investments	533,618	364,868
Cash and cash equivalents	49,286	25,421
Amounts recoverable from reinsurers	122,562	198,977
Premiums receivable, net	123,934	114,141
Deferred income taxes	22,413	15,624
Federal income tax recoverable	—	1,292
Accrued interest receivable	4,597	3,123
Property and equipment, net	6,321	7,077
Deferred policy acquisition costs	16,973	12,044
Deferred charges	3,182	3,054
Other assets	9,434	8,566

	$892,320	$754,187

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$484,485	$432,880
Unearned premiums	124,524	111,741
Reinsurance premiums payable	694	861
Amounts held for others	1,484	1,214
Policyholder deposits	38,033	33,746
Insurance-related assessments	35,135	29,876
Federal income tax payable	1,677	—
Accounts payable and other liabilities	22,852	18,725
Subordinated debt securities	36,090	36,090

Total liabilities	744,974	665,133

Redeemable preferred stock:
Series A nonconvertible—$0.01 par value, $100 per share redemption value:
Authorized shares—1,500,000; issued and outstanding shares—None in 2005 and 819,161 in 2004	—	81,916
Series C convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—300,000; issued and outstanding shares—300,000 in 2005 and 2004	30,000	30,000
Series D convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—200,000; issued and outstanding shares—200,000 in 2005 and 2004	20,000	20,000

	50,000	131,916

Shareholders’ equity:
Preferred stock: Series E nonconvertible—$0.01 par value, $100 per share redemption value:
Authorized—500,000; issued and outstanding shares—None in 2005 and 17,653 in 2004	—	1,765
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2005 and 100,000,000 in 2004; issued and outstanding shares—17,424,054 in 2005 and 299,774 in 2004	174	3
Additional paid-in capital	145,236	—
Deferred stock-based compensation	(30)	—
Accumulated deficit	(54,346)	(51,683)
Accumulated other comprehensive income	6,312	7,053

	97,346	(42,862)

	$892,320	$754,187

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Year Ended December 31,
	2005	2004	2003
Revenues
Premiums earned	$256,568	$234,733	$179,847
Net investment income	16,882	12,217	10,106
Net realized gains on investments	2,272	1,421	316
Fee and other income	561	589	462

Total revenues	276,283	248,960	190,731

Expenses
Loss and loss adjustment expenses incurred	204,056	174,186	129,250
Underwriting and certain other operating costs	33,008	28,987	23,062
Commissions	16,226	14,160	11,003
Salaries and benefits	14,150	15,034	15,037
Interest expense	2,844	1,799	203
Policyholder dividends	4	1,108	736

Total expenses	270,288	235,274	179,291

Income before income taxes	5,995	13,686	11,440
Income tax expense	65	3,129	2,846

Net income	5,930	10,557	8,594
Preferred stock dividends	(8,593)	(9,781)	(10,133)

Net income (loss) available to common shareholders	$(2,663)	$776	$(1,539)

Earnings (loss) per share
Basic	$(1.25)	$2.42	$(8.55)

Diluted	$(1.25)	$2.14	$(8.55)

Shares used in computing earnings (loss) per share
Basic	2,129,492	225,367	180,125

Diluted	2,129,492	255,280	180,125

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)

								Accumulated
	Series E				Additional	Deferred		Other
	Preferred Stock		Common Stock		Paid-In	Stock-Based	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income	Total
Balance at January 1, 2003	197,115	$19,711	180,125	$2	$5,424	$—	$(56,429)	$6,192	$(25,100)
Comprehensive income:
Net income	—	—	—	—	—	—	8,594	—	8,594
Other comprehensive income, net of tax:
Unrealized gain on securities	—	—	—	—	—	—	—	978	978

Comprehensive income									9,572
Dividends paid in Series A preferred stock	—	—	—	—	(5,124)	—	—	—	(5,124)
Dividends paid in Series E preferred stock	50,094	5,009	—	—	(300)	—	(4,709)	—	—

Balance at December 31, 2003	247,209	24,720	180,125	2	—	—	(52,544)	7,170	(20,652)
Comprehensive income:
Net income	—	—		—	—	—	10,557	—	10,557
Other comprehensive income,
Unrealized loss on securities	—	—	—	—	—	—	—	(117)	(117)

Comprehensive income									10,440
Conversion of warrants	—	—	119,649	1	—	—	85	—	86
Dividends paid in Series A preferred stock	—	—	—	—	—	—	(5,492)	—	(5,492)
Dividends paid in Series E preferred stock	42,880	4,289	—	—	—	—	(4,289)	—	—
Redemption of Series E preferred stock	(272,436)	(27,244)	—	—	—	—	—	—	(27,244)

Balance at December 31, 2004	17,653	1,765	299,774	3	—	—	(51,683)	7,053	(42,862)
Comprehensive income:
Net income	—	—	—	—	—	—	5,930	—	5,930
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	—	(741)	(741)
Comprehensive income	—	—	—	—	—	—	—	—	5,189
Dividends paid in Series A preferred stock	—	—	—	—	—	—	(4,376)	—	(4,376)
Dividends paid in Series E preferred stock	27,655	2,766	—	—	—	—	(2,766)	—	—
IPO — Common stock issued	—	—	8,000,000	80	71,920	—	—	—	72,000
IPO — Common stock issued in exchange for Series A preferred stock	—	—	9,120,948	91	81,997	—	(837)	—	81,251
IPO — Restricted common stock issued	—	—	3,332	—	30	(30)	—	—	—
Deferred stock options granted	—	—	—	—	53	—	—	—	53
IPO — Series A preferred stock redeemed	—	—	—	—	—	—	(52)	—	(52)
IPO — Series E preferred stock redeemed	(45,308)	(4,531)	—	—	—	—	(562)	—	(5,093)
IPO — Offering costs:
Underwriting discount	—	—	—	—	(5,040)	—	—	—	(5,040)
Other IPO expenses	—	—	—	—	(3,724)	—	—	—	(3,724)

Balance at December 31, 2005	—	$—	17,424,054	$174	$145,236	$(30)	$(54,346)	$6,312	$97,346

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$5,930	$10,557	$8,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,159	1,695	2,019
Provision for doubtful accounts	446	1,262	19
Net amortization/accretion of investments	2,256	1,673	1,015
Deferred income taxes	(6,389)	(2,849)	(1,868)
Net realized gains on investments	(2,272)	(1,421)	(316)
Gain on sale of asset	2	—	—
Changes in operating assets and liabilities:
Premiums receivable	(10,239)	(7,023)	(13,108)
Accrued interest receivable	(1,474)	(464)	(544)
Deferred policy acquisition costs and deferred charges	(5,057)	(291)	(3,305)
Other assets	424	3,497	(1,549)
Reserve for loss and loss adjustment expenses	51,605	55,321	31,017
Unearned premiums	12,783	8,279	16,143
Reinsurance balances	76,248	13,173	1,742
Amounts held for others and policyholder deposits	4,557	4,975	6,230
Accounts payable and other liabilities	11,063	3,565	4,360

Net cash provided by operating activities	142,042	91,949	50,449

Investing activities
Purchases of investments held-to-maturity	(240,054)	(113,461)	(81,988)
Purchases of investments available-for-sale	(56,115)	(31,795)	(8,675)
Proceeds from maturities of investments held-to-maturity	99,953	21,789	—
Proceeds from sales and maturities of investments available-for-sale	26,342	14,908	37,548
Repayments on mortgage loan	—	2,370	127
Purchases of property and equipment	(1,409)	(2,778)	(640)
Proceeds from sales of property and equipment	3	2	7

Net cash used in investing activities	(171,280)	(108,965)	(53,621)

Financing activities
Net proceeds from initial public offering	63,236	—	—
Series A preferred stock redemption	(5,093)	—	—
Series E preferred stock redemption	(5,093)	—	—
Stock-based compensation	53	—	—
Principal payments on note payable	—	(6,000)	(2,000)
Warrants exercised	—	86	—
Proceeds from issuance of subordinated debt securities	—	25,780	10,310
Series E preferred stock redemptions	—	(27,244)	—

Net cash provided by (used in) financing activities	53,103	(7,378)	8,310

Change in cash and cash equivalents	23,865	(24,394)	5,138
Cash and cash equivalents at beginning of year	25,421	49,815	44,677

Cash and cash equivalents at end of year	$49,286	$25,421	$49,815

Supplemental disclosure of cash flow information
Interest paid	$2,556	$1,260	$297

Income taxes paid	$3,650	$8,434	$8,574

Pay-in-kind dividends	$8,593	$9,781	$10,133

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
1. Summary of Significant Accounting Policies
Organization
     AMERISAFE, Inc. (“Amerisafe”), is an insurance holding company incorporated in the state of Texas. Based on voting shares, Amerisafe is 40.7% owned by Welsh, Carson, Anderson and Stowe VII L.P. and its affiliate WCAS Healthcare Partners, L.P. (“Welsh Carson”). The accompanying consolidated financial statements include the accounts of Amerisafe and its subsidiaries: American Interstate Insurance Company (“AIIC”) and its insurance subsidiaries, Silver Oak Casualty, Inc. (“SOCI”) and American Interstate Insurance Company of Texas (“AIIC-TX”), Amerisafe Risk Services, Inc. (“RISK”) and Amerisafe General Agency, Inc. (“AGAI”). AIIC and SOCI are property and casualty insurance companies, domiciled in the state of Louisiana. AIIC-TX is a property and casualty insurance company organized under the laws of the state of Texas, was incorporated on December 20, 2004, and commenced business on January 1, 2005. RISK, a wholly-owned subsidiary of Amerisafe, is a claims and safety service company servicing only affiliate insurance companies. AGAI, a wholly owned subsidiary of Amerisafe, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIIC-TX, as well as by nonaffiliated insurance carriers. The assets and operations of AGAI are not significant to that of the consolidated entity.
     Amerisafe and its subsidiaries are collectively referred to herein as the “Company.”
     The Company provides workers’ compensation and general liability insurance for companies primarily in special trade groups, including construction, trucking and logging. Assets and revenues of AIIC represent approximately 99% of comparable consolidated amounts of the Company for each of 2005, 2004 and 2003.
     On November 23, 2005, the Company completed the initial public offering of its common stock with the sale of 8,000,000 shares at $9.00 per share. Prior to that time, there was no public market for the Company’s common stock. The shares were registered under the Securities Act of 1933 under a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on November 17, 2005. The Registration Statement also covered additional shares of common stock made available for sale by certain of the Company’s shareholders pursuant to an option granted to the underwriters of the offering. On December 9, 2005, the underwriters exercised the option to purchase 485,750 shares of common stock from the selling shareholders. The sale of these shares closed on December 14, 2005. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders.
     The Company’s net proceeds from the initial public offering were approximately $63.2 million, after deducting approximately $5.0 million in underwriting discounts and commissions and approximately $3.7 million in other expenses related to the offering. Approximately $10.2 million of net proceeds were used by the Company to redeem shares of Series A preferred stock and Series E preferred stock. The Company retained approximately $53.0 million of the net proceeds from the offering. Of this amount, the Company contributed $45 million to its insurance company subsidiaries. The remaining $8.0 million will be used to make additional capital contributions to the Company’s insurance company subsidiaries as necessary to support anticipated growth and for general corporate purposes, including to pay interest on the Company’s outstanding subordinated notes and to fund other holding company operations.
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Amerisafe and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
     On October 27, 2005, the Company effected a 72-for-one reverse stock split. All amounts included in these financial statements have been restated to give effect to the reverse stock split.
     Certain prior year amounts have been reclassified to conform with the current year presentation.
Investments
     At acquisition, investments in held-to-maturity fixed maturity securities are recorded at amortized cost. The Company has the ability and positive intent to hold these investments until maturity. Available-for-sale fixed maturity securities and equity securities are recorded at fair value. Temporary changes in the fair value of the available-for-sale fixed maturity and equity securities are reported in shareholders’ equity as a component of other comprehensive income, net of deferred income taxes.
     During 2004, the Company transferred all fixed maturity securities, other than redeemable preferred stock, from the available-for-sale category to the held-to-maturity category. This transfer between categories was accounted for at fair value as of the transfer date. At the date of transfer, the fair value of all securities transferred was $10,707,000 ($6,960,000 net of income taxes) greater than the securities’ par value. The difference between each security’s par value and fair value at the date of transfer is being amortized as a yield adjustment over the respective security’s life. The fair value at the date of transfer, adjusted for subsequent amortization, is considered to be the security’s amortized cost basis.
     Investment income is recognized as it is earned. The discount or premium on fixed maturities is amortized using the scientific “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.
     The Company regularly reviews the fair value of its investments. Impairment of an investment security results in a reduction of the carrying value of the security and the realization of a loss when the fair value of the security declines below the cost or amortized cost, as applicable, for the security and the impairment is deemed to be other-than-temporary. The Company regularly reviews the investment portfolio to evaluate the existence of other-than-temporary declines in the fair value of investments. The Company considers various factors in determining if a decline in the fair value of an individual security is other-than-temporary, including but not limited to the length of time and magnitude of the unrealized loss, the volatility of the security, analysts’ recommendations and price targets, opinions of the Company’s external investment advisor, market liquidity and the Company’s intent to sell or ability to hold the security.
     If the Company determines that the decline in fair value is other-than-temporary, the Company adjusts the cost basis of the investment and reports an impairment charge in net realized gains (losses) on investments in the consolidated statements of income in the period in which the Company makes this determination.
     In November 2005, the Financial Accounting Standards Board (“FASB”) finalized FASB Staff Position (“FSP”) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The FSP provides guidance on the recognition of impairments deemed other-than-temporary. FSP 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. Management believes that the Company’s current policy on other-than-temporary impairments complies with FSP 115-1. Accordingly, the adoption of this guidance will not have a material effect on the consolidated financial statements.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Cash and Cash Equivalents
     Cash equivalents include commercial paper, short-term municipal securities, pooled short-term money market funds and certificates of deposit with an original maturity of three months or less.
Premiums Receivable
     Premiums receivable consist primarily of premium-related balances due from policyholders. The Company considers premiums receivable as past due based on the payment terms of the underlying policy. The balance is shown net of the allowance for doubtful accounts. Receivables due from insureds are charged off when a determination has been made that a specific balance will not be collected based upon the collection efforts of Company personnel. An estimate of amounts that are likely to be charged off is established as an allowance for doubtful accounts as of the balance sheet date. The estimate is primarily comprised of specific balances that are considered probable to be charged off after all collection efforts have ceased, as well as historical trends and an analysis of the aging of the receivables.
Property and Equipment
     The Company’s property and equipment, including certain costs incurred to develop or obtain software for internal use, are stated at cost less accumulated depreciation. Depreciation is calculated primarily by the straight-line method over the estimated useful lives of the respective assets, generally 39 years for the building and three to seven years for all other fixed assets.
Deferred Policy Acquisition Costs
     The direct costs of acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2005, 2004 or 2003.
Reserves for Loss and Loss Adjustment Expenses
     Reserves for loss and loss adjustment expenses represent the estimated ultimate cost of all reported and unreported losses incurred through December 31. The Company does not discount loss and loss adjustment expense reserves. The Company uses a consulting actuary to assist in the evaluation of the adequacy of the reserves for loss and loss adjustment expenses. The reserves for loss and loss adjustment expenses are estimated using individual case-basis valuations, statistical analyses and estimates based upon experience for unreported claims and their associated loss and loss adjustment expenses. Such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Any adjustments are included in current operations.
     Subrogation recoverables, as well as deductible recoverables from policyholders, are estimated using individual case-basis valuations and aggregate estimates. Deductibles that are recoverable from policyholders and other recoverables from state funds, decrease the liability for loss and loss adjustment expenses.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
     The Company funds its obligations under certain settled claims where the payment pattern and ultimate cost are fixed and determinable on an individual claim basis through the purchase of annuities. These annuities are purchased from unaffiliated carriers and name the claimant as payee. The cost of purchasing the annuity is recorded as paid loss and loss adjustment expenses. To the extent the annuity funds estimated future claims, reserves for loss and loss adjustment expense are reduced.
Premium Revenue
     Premiums on workers’ compensation and general liability insurance are based on actual payroll costs or production during the policy term and are normally billed monthly in arrears or annually. However, the Company generally requires a deposit at the inception of a policy.
     Premium revenue is earned on a pro rata basis over periods covered by the policies. The reserve for unearned premiums on these policies is computed on a daily pro rata basis.
     Any adjustments to premiums written as a result of premium audits are included in income as soon as the amounts are determinable, which is typically at the time the audits are completed. Adjustments to premiums earned as a result of premium audits are not considered to be material.
Reinsurance
     Reinsurance premiums, losses and allocated loss adjustment expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.
     Amounts recoverable from reinsurers include balances currently owed to the Company for losses and allocated loss adjustment expenses that have been paid to policyholders, as well as amounts that are currently reserved for and will be recoverable once the related expense has been paid.
     Upon management’s determination that an amount due from a reinsurer is uncollectible due to the reinsurer’s insolvency, or other matters, the amount is written off.
     Ceding commissions are earned from certain reinsurance companies and are intended to reimburse the Company for costs related to acquiring policies. Ceding commission income is recognized over the effective period of the related insurance policies in proportion to premium revenue earned and is reflected as a reduction in underwriting and other operating costs.
     Contingent commissions are earned from certain reinsurance companies based on the financial results of the applicable risks underwritten by the Company. Contingent commission revenue on reinsurance contracts is recognized during the related reinsurance treaty period and is based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations. Contingent commissions recognized increased underwriting and other operating costs by $251,000 in 2005, and reduced costs by $200,000 in 2004 and $10,000 in 2003.
Fee and Other Income
     The Company recognizes income related to commissions earned by AGAI as the related services are performed.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Advertising
     All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and other operating costs in the consolidated statements of income. Total advertising expenses incurred were $382,000, $412,000 and $506,000 during 2005, 2004 and 2003, respectively.
Income Taxes
     The Company accounts for income taxes using the liability method. The provision for income taxes has two components, amounts currently payable or receivable and deferred amounts. Deferred income tax assets and liabilities are recognized for the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     The Company considers deferred tax assets to be recoverable if it is probable that the related tax losses can be offset by future taxable income. The Company includes reversal of existing temporary differences, tax planning strategies available and future operating income in this assessment. To the extent the deferred tax assets exceed the amount expected to be recovered in future years, the Company records a valuation allowance for the amount determined unrecoverable. The Company has not recorded a valuation allowance, since the recorded deferred tax asset is expected to be fully realized.
Insurance-Related Assessments
     Insurance-related assessments are accrued in the period in which they have been incurred. The Company is subject to a variety of assessments related to insurance commerce, including those by state guaranty funds and workers’ compensation second-injury funds. State guaranty fund assessments are used by state insurance oversight agencies to cover losses of policyholders of insolvent or rehabilitated insurance companies and for the operating expenses of such agencies. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. Assessments related to premiums are generally paid one year after the calendar year in which the premium is written, while assessments related to losses are generally paid within one year of when the loss is paid.
Policyholder Dividends
     The Company writes certain policies for which the policyholder may participate in favorable claims experience through a dividend. An estimated provision for workers’ compensation policyholders’ dividends is accrued as the related premiums are earned. Dividends do not become a fixed liability unless and until declared by the respective Boards of Directors of Amerisafe’s insurance subsidiaries. The dividend to which a policyholder may be entitled is set forth in the policy and is related to the amount of losses sustained under the policy. Dividends are calculated after the policy expiration. The Company is able to estimate the policyholder dividend liability because the Company has information regarding the underlying loss experience of the policies written with dividend provisions and can estimate future dividend payments from the policy terms.
Variable Interest Entities
     In December 2003, Amerisafe formed Amerisafe Capital Trust I (“ACT I”) for the sole purpose of issuing $10,000,000 in trust preferred securities. ACT I used the proceeds from the sale of these securities and Amerisafe’s initial capital contribution to purchase $10,310,000 of subordinated debt securities from Amerisafe. The debt securities are the sole assets of ACT I, and the payments under the debt securities are the sole revenues of ACT I.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
     In April 2004, Amerisafe formed Amerisafe Capital Trust II (“ACT II”) for the sole purpose of issuing $25,000,000 in trust preferred securities. ACT II used the proceeds from the sale of these securities and Amerisafe’s initial capital contribution to purchase $25,780,000 of subordinated debt securities from Amerisafe. The debt securities are the sole assets of ACT II, and the payments under the debt securities are the sole revenues of ACT II.
     Amerisafe concluded that the equity investments in ACT I and ACT II (collectively, the “Trusts”) are not at risk since the subordinated debt securities issued by Amerisafe are the Trusts’ sole assets. Accordingly, the Trusts are considered variable interest entities. Amerisafe is not considered to be the primary beneficiary of the Trusts and has not consolidated these entities.
Earnings Per Share
     The Company applies the two-class method to compute basic earnings per share (“EPS”). This method calculates earnings per share for each class of common stock and participating security. Income available to common shareholders is allocated to common shares and participating securities to the extent that each security shares in earnings as if all earnings for the period had been distributed. The amount of earnings allocated to common shares is divided by the weighted-average number of common shares outstanding for the period. Participating securities that are convertible into common stock are included in the computation of basic EPS if the effect is dilutive.
     Diluted EPS include potential common shares assumed issued under the treasury stock method, which reflects the potential dilution that would occur if any outstanding options or warrants were exercised and includes the “if converted” method for participating securities if the effect is dilutive. The two-class method of calculating diluted EPS is used in the event the “if converted” method is anti-dilutive.
Stock-Based Compensation
     On December 16, 2004, FASB issued FASB Statement No. 123(R) (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option.
     Statement No. 123(R) permits public companies to adopt its requirements using one of two methods. One method is a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement No. 123(R) that remain unvested on the effective date. The other method is a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption. Statement No. 123(R) must be adopted no later than January 1, 2006. Early adoption is permitted in periods in which financial statements have not yet been issued.
     In anticipation of the initial public offering of the Company’s common stock, the Company adopted the provisions of Statement No. 123(R) using the modified prospective method, effective January 1, 2005. As all share-based payments previously issued by the Company were fully vested, there was no effect on the Company’s consolidated financial position or results of operations as of the date of adoption.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
2. Investments
     The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at December 31, 2005 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$71,548	$75	$(934)	$70,689
States and political subdivisions	255,598	585	(4,345)	251,838
Mortgage-backed and asset-backed securities	115,510	217	(1,950)	113,777
Long-term certificates of deposit	100	—	—	100
Corporate bonds	22,892	17	(494)	22,415

Totals	$465,648	$894	$(7,723)	$458,819

     The amortized cost for the fixed maturity securities classified as held-to-maturity includes an unamortized gain of $6,325,000. This gain resulted in 2004 from the difference between each security’s par value and fair value at the date of transfer from available-to-sale to held-to-maturity and is being amortized as a yield adjustment over the respective security’s life.
     The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at December 31, 2005 are summarized as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
Equity securities	$62,875	$5,355	$(1,955)	$66,275
Fixed maturity securities	1,709	7	(21)	1,695

Totals	$64,584	$5,362	$(1,976)	$67,970

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
     The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at December 31, 2004 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$39,255	$37	$(80)	$39,212
States and political subdivisions	173,103	—	(553)	172,550
Mortgage-backed and asset-backed securities	91,836	165	(284)	91,717
Long-term certificates of deposit	100	—	—	100
Corporate bonds	25,359	30	(20)	25,369

Totals	$329,653	$232	$(937)	$328,948

     The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at December 31, 2004 are summarized as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
Equity securities	$30,940	$3,016	$(496)	$33,460
Fixed maturity securities	1,715	40	—	1,755

Totals	$32,655	$3,056	$(496)	$35,215

     A summary of the cost or amortized cost and fair value of investments in fixed maturity securities at December 31, 2005, by contractual maturity, is as follows:

	Cost or
	Amortized
	Cost	Fair Value
	(In thousands)
Maturity:
Due in 2006	$7,240	$7,157
In 2007 through 2010	178,489	175,280
In 2011 through 2015	102,771	100,902
After 2015	63,367	63,398

Mortgage-backed and asset-backed securities	115,510	113,777

Totals	$467,377	$460,514

     The actual maturities of the fixed maturity securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
     At December 31, 2005, there were $125,000 of cash equivalents and $17,746,000 of held-to-maturity investments on deposit as required by regulatory agencies of states in which the Company does business.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
     A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2005, 2004 and 2003 is as follows:

	Fixed
	Maturity
	Securities
	Available	Equity
	for Sale	Securities	Other	Total
		(In thousands)
Year ended December 31, 2005
Proceeds from sales	$—	$26,342	$—	$26,342

Gross realized investment gains	$—	$3,338	$—	$3,338
Gross realized investment losses	—	(1,179)	—	(1,179)

Net realized investment gain	—	2,159	—	2,159
Impairments	—	—	—	—
Other, including gains on calls and redemptions	—	—	113	113

Net realized investment gains	$—	$2,159	$113	$2,272

Year ended December 31, 2004
Proceeds from sales	$—	$13,529	$—	$13,529

Gross realized investment gains	$—	$1,784	$—	$1,784
Gross realized investment losses	—	(537)	—	(537)

Net realized investment gain	—	1,247	—	1,247
Impairments	—	—	—	—
Other, including gains on calls and redemptions	—	—	174	174

Net realized investment gains	$—	$1,247	$174	$1,421

Year ended December 31, 2003
Proceeds from sales	$27,469	$4,923	$—	$32,392

Gross realized investment gains	$2	$357	$—	$359
Gross realized investment losses	(5)	(56)	—	(61)

Net realized investment loss	(3)	301	—	298
Impairments	—	—	—	—
Other, including gains on calls and redemptions	18	—	—	18

Net realized investment losses	$15	$301	$—	$316

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
     Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Gross investment income:
Fixed maturity securities	$15,515	$11,294	$9,358
Equity securities	1,333	811	611
Cash and cash equivalents	1,031	693	742

Total gross investment income	17,879	12,798	10,711
Investment expenses	(997)	(581)	(605)

Net investment income	$16,882	$12,217	$10,106

     The following table summarizes the gross unrealized losses on securities:

	Less Than		Twelve Months
	Twelve Months		or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
		(In thousands)
December 31, 2005	$74,556	$3,949	$275,178	$5,750
December 31, 2004	94,003	963	16,284	470
     The Company reviewed all securities with unrealized losses in accordance with the impairment policy described in Note 1. The Company determined that the unrealized losses in the fixed maturity portfolio relate primarily to changes in market interest rates since the date of purchase or the transfer of the investments from the available-for-sale classification to the held-to-maturity classification. The Company expects to recover the amortized cost of these securities since management has the positive intent to hold the securities until they mature. The Company determined the unrealized losses in the equity portfolio were due to general market conditions. Management believes that these conditions will improve such that these unrealized losses will be recovered.
3. Premiums Receivable
     Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for doubtful accounts. The components of premiums receivable are shown below:

	December 31,
	2005	2004
	(In thousands)
Premiums receivable	$126,148	$117,057
Allowance for doubtful accounts	(2,214)	(2,916)

Premiums receivable, net	$123,934	$114,141

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
     The following summarizes the activity in the allowance for doubtful accounts:

	December 31,
	2005	2004	2003
	(In thousands)
Balance, beginning of year	$2,916	$3,229	$4,339
Provision for bad debts	446	1,262	19
Write-offs	(1,148)	(1,575)	(1,129)

Balance, end of year	$2,214	$2,916	$3,229

4. Deferred Policy Acquisition Costs
     The Company incurs certain costs related to acquiring policies. These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2005	2004
	(In thousands)
Agents’ commissions	$11,033	$7,737
Premium taxes	3,088	2,957
Deferred underwriting expenses	2,852	1,350

Total deferred policy acquisition costs	$16,973	$12,044

     The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Balance, beginning of year	$12,044	$11,820	$9,505
Policy acquisition costs deferred	36,714	26,193	22,391
Amortization expense during the year	(31,785)	(25,969)	(20,076)

Balance, end of year	$16,973	$12,044	$11,820

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
5. Property and Equipment
     Property and equipment consist of the following:

	December 31,
	2005	2004
	(In thousands)
Land and office building	$4,383	$4,334
Furniture and equipment	6,445	6,914
Software	6,902	6,022
Automobiles	79	110

	17,809	17,380
Accumulated depreciation	(11,488)	(10,303)

Real estate, furniture and equipment, net	$6,321	$7,077

     At December 31, 2005, furniture and equipment included property under capital leases of $90,000 and software included property under capital leases of $1,242,000. Accumulated depreciation includes $391,000 that is related to these properties. At December 31, 2004, furniture and equipment included property under capital leases of $20,000 and software included property under capital leases of $1,110,000. There was no accumulated depreciation related to capital leases at December 31, 2004. The capital lease obligations related to this property are included in accounts payable and other liabilities.
     Future minimum lease payments related to the capital lease obligations are detailed below (in thousands):

2006	$567
2007	554
2008	41

Total minimum lease payments	1,162
Less amount representing interest	(35)

Present value of net minimum lease payments	$1,127

6. Reinsurance
     The Company cedes certain premiums and losses to various reinsurers under quota share and excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers. The effect of reinsurance on premiums written and earned in 2005, 2004 and 2003 was as follows:

	2005 Premiums		2004 Premiums		2003 Premiums
	Written	Earned	Written	Earned	Written	Earned
			(In thousands)
Gross	$290,891	$278,109	$264,962	$256,684	$223,590	$207,447
Ceded	(21,541)	(21,541)	(21,951)	(21,951)	(27,600)	(27,600)

Net premiums	$269,350	$256,568	$243,011	$234,733	$195,990	$179,847

     The amounts recoverable from reinsurers consist of the following:

	December 31,
	2005	2004
	(In thousands)
Unpaid losses recoverable:
Case basis	$106,626	$164,942
Incurred but not reported	13,606	24,682
Paid losses recoverable	2,330	9,353

Total	$122,562	$198,977

     Amounts recoverable from reinsurers consists of paid losses recoverable, ceded case reserves and ceded IBNR reserves. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2005, there were no paid losses recoverable past due.
     The Company received reinsurance recoveries of approximately $85,025,000 in 2005, $54,144,000 in 2004 and $60,960,000 in 2003.
     At December 31, 2005, unsecured reinsurance recoverables from reinsurers that exceeded 3% of statutory surplus of the Company’s insurance subsidiary are shown below (in thousands). The A.M. Best Company rating for the reinsurer is shown parenthetically.

American Re-Insurance Company (A)	$27,024
Odyssey America Reinsurance Corporation (A)	21,571
St. Paul Fire & Marine Insurance Company (A+)	11,973
Clearwater Insurance Company (A)	11,205
Scor Reinsurance Company (B++)	8,145
Converium Reinsurance North America (B–)	6,629
Other reinsurers	36,015

Total	$122,562

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
7. Income Taxes
     The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(In thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$16,047	$8,836
Unearned premiums	10,738	9,510
Accrued expenses and other	1,703	1,702
Accrued policyholder dividends	271	445
Accrued insurance-related assessments	6,189	5,578

Total deferred tax assets	34,948	26,071

Deferred income tax liabilities:
Deferred policy acquisition costs	(7,749)	(5,386)
Deferred charges	(998)	(877)
Unrealized gain on securities available-for-sale	(3,399)	(3,799)
Property and equipment, primarily a result of differences in depreciation	(372)	(376)
Other	(17)	(9)

Total deferred tax liabilities	(12,535)	(10,447)

Net deferred income tax asset	$22,413	$15,624

     The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Current:
Federal	$5,928	$5,444	$4,299
State	526	534	415

	6,454	5,978	4,714

Deferred:
Federal	(6,389)	(2,849)	(1,868)

Total	$65	$3,129	$2,846

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
     Income tax expense (benefit) from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Income tax computed at federal statutory tax rate	$2,098	$4,790	$4,004
Tax-exempt interest, net	(2,187)	(1,737)	(1,392)
State income tax	526	534	415
Dividends received deduction	(224)	(135)	(127)
Tax method changes for prior year	—	—	—
Other	(148)	(323)	(54)

	$65	$3,129	$2,846

8. Note Payable
     At December 31, 2003, the Company had a note payable with an outstanding balance of $6,000,000, bearing interest at the Federal Funds Rate plus 0.75% (1.91%). The note matured on April 1, 2004, and the Company made a final payment of $6,000,000, plus accrued interest.
9. Subordinated Debt Securities
     On December 16, 2003, Amerisafe entered into a trust preferred securities transaction pursuant to which it issued $10,310,000 aggregate principal amount of subordinated debt securities due in 2034. To effect the transaction, Amerisafe formed a Delaware statutory trust, Amerisafe Capital Trust I (“ACT I”). ACT I issued $10,000,000 of preferred securities to investors and $310,000 of common securities to Amerisafe. ACT I used the proceeds from these issuances to purchase the subordinated debt securities. Amerisafe pays interest on its ACT I subordinated debt securities quarterly at a rate equal to LIBOR plus 4.10% per annum (8.25% at December 31, 2005). ACT I pays interest on its preferred securities at the same rate. The Amerisafe subordinated debt securities and ACT I preferred securities are repayable on or after January 8, 2009. Payments of principal, interest and premium, if any, on the ACT I preferred securities are guaranteed by Amerisafe.
     On April 29, 2004, Amerisafe entered into a second trust preferred securities transaction pursuant to which it issued $25,780,000 aggregate principal amount of subordinated debt securities due in 2034. To effect the transaction, Amerisafe formed a Delaware statutory trust, Amerisafe Capital Trust II (“ACT II”). ACT II issued $25,000,000 of preferred securities to investors and $780,000 of common securities to Amerisafe. ACT II used the proceeds from these issuances to purchase the subordinated debt securities. Amerisafe pays interest on its ACT II subordinated debt securities quarterly at a rate equal to LIBOR plus 3.80% per annum (8.13% at December 31, 2005). ACT II pays interest on its preferred securities at the same rate. The Amerisafe subordinated debt securities and ACT II preferred securities are repayable on or after April 29, 2009. Payments of principal, interest and premium, if any, on the ACT II preferred securities are guaranteed by Amerisafe.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
10. Loss and Loss Adjustment Expenses
     The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Reserves for loss and loss adjustment expenses (“LAE”)	$432,880	$377,559	$346,542
Less amounts recoverable from reinsurers on unpaid loss and LAE	189,624	194,558	193,634

Reserves for loss and LAE, net of related amounts recoverable from reinsurers, at beginning of year	243,256	183,001	152,908
Add:
Provision for loss and LAE for claims occurring in the current year, net of reinsurance	182,174	160,773	126,977
Change in estimated loss and LAE for claims occurring in prior years, net of reinsurance	7,899	13,139	973
Loss on Converium commutation	13,209	—	—

	203,282	173,912	127,950

Uncollectible reinsurance adjustment for loss and LAE occurring in prior years	774	274	1,300

Incurred losses during the current year, net of reinsurance	204,056	174,186	129,250
Less loss and LAE payments for claims, net of reinsurance, occurring during:
Current year	42,545	40,312	32,649
Prior years	96,620	73,619	66,508

	139,165	113,931	99,157

Add effect of Converium commutation (1)	56,106	—	—

Reserves for loss and LAE, net of related amounts recoverable from reinsurers, at end of year	364,253	243,256	183,001
Add amounts recoverable from reinsurers on unpaid loss and LAE	120,232	189,624	194,558

Reserves for loss and LAE	$484,485	$432,880	$377,559

(1)	The total payment from Converium was $61.3 million, of which $56.1 million was for ceded reserves and $5.2 million was for paid recoverables as of June 30, 2005.
     The Company’s reserves for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, at December 31, 2004, 2003 and 2002, were increased during the subsequent year by $21,108,000, $13,139,000 and $973,000, respectively. Over 75% of the 2005 prior year development occurred in accident years 1999 through 2002. The unfavorable development was the result of settlements above the established case reserves or upward revisions to the estimated settlements on an individual case basis, totaling $7.9 million, and the commutation with our largest reinsurer, Converium Reinsurance North America (“Converium”), as discussed in the following paragraph. The revisions to the Company’s case reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and then reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
     During 2004, Converium was downgraded by A.M Best Company, from A– to B–, as a result of the emergence of significant and previously unrecorded losses. While this downgrade had no immediate impact on the Company’s consolidated financial statements, it caused a decrease in the Company’s A.M. Best Capital Adequacy Ratio due to the increase in the credit risk capital charge sustained against the Converium recoverable. Effective June 30, 2005, the Company entered into a commutation agreement with Converium pursuant to which the Company received cash payments totaling approximately $61,297,000 in exchange for a full termination and release of three of the five reinsurance agreements between Converium and the Company. The commutation agreement provides that all liabilities of the Company reinsured with Converium under these three reinsurance agreements revert back to the Company in exchange for these cash payments. As a result of the termination of the three reinsurance agreements, the Company recognized a pretax loss of approximately $13,209,000 in June 2005. Converium remains obligated to the Company under the remaining two reinsurance agreements. As of December 31, 2005, the amount recoverable from Converium under these two agreements was approximately $6,629,000. Converium continues to reimburse the Company for its portion of reinsured paid losses, and no amounts are past due.
     Reliance Insurance Company (“Reliance”), one of the Company’s reinsurers, was placed into liquidation in October 2001. As a result of adverse development in the policy years covered by the Reliance reinsurance, the Company incurred an additional $770,000, $260,000 and $1,300,000 of loss and allocated loss adjustment expense related to additional impaired amounts recoverable from Reliance during 2005, 2004 and 2003, respectively.
     The anticipated effect of inflation is implicitly considered when estimating liabilities for loss and loss adjustment expenses. Average severities are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions and general economic trends. These anticipated trends are monitored based on actual development and are modified if necessary.
11. Statutory Accounting and Regulatory Requirements
     Amerisafe’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholder’s capital and surplus at December 31, 2005, 2004 and 2003 of the directly owned insurance subsidiary, American Interstate Insurance Company, and the combined statutory-basis net income for all Amerisafe’s insurance subsidiaries for the three years in the period ended December 31, 2005, were as follows (in thousands):

	2005	2004	2003
Capital and surplus	$157,740	$112,334	$96,905
Net income (loss)	(4,208)	7,828	2,598
Realized investment gains	2,272	1,421	316
     Property and casualty insurance companies are subject to certain risk-based capital (“RBC”) requirements specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2005, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirement.
     Pursuant to regulatory requirements, AIIC cannot pay dividends to Amerisafe in excess of the lesser of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Louisiana Commissioner of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. No such dividends were paid to Amerisafe in 2005, 2004 or 2003. Based upon the above described calculation, AIIC could pay to Amerisafe dividends up to $3,946,000 in 2006 without seeking regulatory approval.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
12. Capital Stock
Common Stock
     The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. On November 23, 2005, the Company completed the initial public offering of its common stock with the sale of 8,000,000 shares at $9.00 per share. In connection with the offering, the Company also issued 9,120,948 shares of common stock in exchange for all then-outstanding shares of Series A preferred stock. Additionally, the Company issued 3,332 shares of restricted common stock to its non-employee directors effective upon the completion of the offering. At December 31, 2005, there were 17,424,054 shares of common stock issued and outstanding.
     Additionally, 2,429,541 shares of common stock were issuable upon conversion of all outstanding shares of Series C and Series D convertible preferred stock at December 31, 2005, based on the conversion price on that date of $20.58.
Non-Voting Common Stock
     The Company is authorized to issue 5,000,000 shares of convertible non-voting common stock, par value $0.01 per share. Shares of non-voting common stock are issuable upon conversion of outstanding shares of the Company’s Series D convertible preferred stock at the option of the holder of the Series D convertible preferred stock. At the option of the holder, each share of non-voting common stock may be converted at any time into one share of common stock. There were no shares of non-voting common stock outstanding at December 31, 2005 and 2004 or issued during the three-year period ended December 31, 2005.
Series A Preferred Stock
     The Company is authorized to issue 1,500,000 shares of Series A preferred stock, par value $0.01 per share. The following table summarizes the activity in the Series A preferred stock for the three years in the period ended December 31, 2005 (dollars in thousands):

		Redemption
	Shares	Amount
Balance at January 1, 2003	713,007	$71,300
Series A preferred stock dividends	51,236	5,124

Balance at December 31, 2003	764,243	76,424
Series A preferred stock dividends	54,918	5,492

Balance at December 31, 2004	819,161	81,916
Series A preferred stock dividends accrued	43,763	4,376
Series A preferred stock dividends redeemed	(50,410)	(5,041)
Series A preferred stock exchanged for common stock	(812,514)	(81,251)

Balance at December 31, 2005	—	$—

     In connection with the initial public offering in November 2005 and in accordance with the terms of its articles of incorporation, the Company used approximately $5.1 million of the proceeds from the offering to redeem 50,410 outstanding shares of Series A preferred stock. The redemption price for the Series A preferred stock was $100 plus the cash value (calculated at the rate of $100 per share) of all accrued and unpaid dividends per share from the most recent quarterly dividend payment date to the redemption date (the “Redemption Price”).
     In accordance with the terms of the Series A preferred stock set forth in the Company’s articles of incorporation, holders of not less than two-thirds of the Series A preferred stock elected to exchange all then-outstanding shares of Series A preferred stock for shares of common stock. The exchange rate for each share of Series A preferred stock was $100 divided by the price per share to the public in the public offering. The

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Company issued 9,120,948 shares of common stock in connection with the exchange of all then-outstanding shares of Series A preferred stock.
     Prior to the exchange of Series A preferred stock for common stock effective upon the completion of the initial public offering, holders of Series A preferred stock were entitled to cumulative dividends at the rate of $7 per year payable quarterly in shares of Series A preferred stock.
     All 862,924 shares of Series A preferred stock redeemed or exchanged were canceled and retired and cannot be reissued.
     There were no shares of Series A preferred stock outstanding at December 31, 2005.
Series B Preferred Stock
     The Company is authorized to issue 1,500,000 shares of Series B preferred stock, par value $0.01 per share. There were no shares of Series B preferred stock outstanding at December 31, 2005 and 2004 or issued during the three-year period ended December 31, 2005.
Series C and Series D Convertible Preferred Stock
     The Company is authorized to issue 500,000 shares of convertible preferred stock, par value $0.01 per share, of which 300,000 shares are designated as Series C convertible deferred pay preferred stock and 200,000 shares are designated as Series D non-voting convertible deferred pay preferred stock (collectively, the “Convertible Preferred Stock”). The terms of the Series C and Series D convertible preferred stock are identical, except that holders of Series C convertible preferred stock are entitled to vote (on an as-converted to common stock basis) on all matters to be voted on by shareholders of the Company. At December 31, 2005, there were 300,000 shares of Series C convertible preferred stock and 200,000 shares of Series D convertible preferred stock issued and outstanding. There has been no change in the number of shares or carrying value of the Convertible Preferred Stock during the three-year period ended December 31, 2005.
     Prior to the completion of the Company’s initial public offering in November 2005, holders of the Convertible Preferred Stock were entitled to cumulative dividends at the rate of $7 per year payable quarterly in shares of Series E preferred stock. Under the terms of the Company’s articles of incorporation, holders of the Convertible Preferred Stock are no longer entitled to receive these pay-in-kind dividends as a result of the redemption and exchange of all outstanding shares of Series A preferred stock. However, if holders of two-thirds of the outstanding shares of Convertible Preferred Stock consent to the payment of a dividend by the Company to the holders of common stock or non-voting common stock, holders of Convertible Preferred Stock will receive (on an as-converted to common stock or non-voting common stock basis) a dividend equal to the dividend paid to holders of common stock and non-voting common stock.
     The Series C convertible preferred stock is convertible at the option of the holder into shares of common stock at a rate of $100 per share divided by the then-applicable conversion price. The Series D convertible preferred stock is convertible at the option of the holder into shares of non-voting common stock at a rate of $100 per share divided by the then-applicable conversion price. In turn, each share of non-voting common stock is convertible at the option of the holder into one share of common stock. As of December 31, 2005, the conversion price was $20.58 per share and the outstanding shares of Convertible Preferred Stock were convertible into 2,429,541 shares of common stock.
     Subject to certain exceptions, the conversion price will be adjusted if the Company issues or sells shares of common stock or non-voting common stock (including options to acquire shares and securities convertible into or exchangeable for shares of common stock or non-voting common stock) without consideration or for a consideration per share less than the market price of the common stock or non-voting common stock in effect immediately prior to

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
the issuance or sale. In that event, the conversion price will be reduced to a conversion price (calculated to the nearest cent) determined by dividing (1) an amount equal to the sum of (a) the number of shares of common stock and non-voting common stock outstanding immediately prior to the issuance or sale (including as outstanding all shares of common stock and non-voting common stock issuable upon conversion of outstanding Convertible Preferred Stock) multiplied by the then-existing market price of the common stock; plus (b) the consideration, if any, received by the Company upon the issuance or sale, by (2) the total number of shares of common stock and non-voting common stock outstanding immediately after such issuance or sale (including as outstanding all shares of common stock and non-voting common stock issuable upon conversion of outstanding Convertible Preferred Stock, without giving effect to any adjustment in the number of shares issuable by reason of such issue and sale).
     If the Company issues or sells shares of common stock or non-voting common stock for cash, the cash consideration received will be deemed to be the amount received by the Company, without deduction for any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company. If the Company issues or sells shares of common stock or non-voting common stock for a consideration other than cash, the amount of the consideration other than cash received shall be deemed to be the fair value of such consideration as determined in good faith by the board, without deduction for any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company.
     No adjustments to the conversion price are required for issuances of shares of common stock or non-voting common stock upon any conversion of Convertible Preferred Stock, under the Company’s equity incentive plans or in connection with any acquisition by the Company.
     The Convertible Preferred Stock is automatically convertible into shares of common stock upon consummation of a public offering of shares of common stock with gross proceeds of at least $40,000,000 to the Company at a price to the public of at least $651.60 per share (subject to adjustment to reflect stock splits, combinations and stock dividends). In addition, the Convertible Preferred Stock is convertible at Amerisafe’s option upon consummation of a public offering of its equity securities if the closing price of the common stock for the 20 trading days prior to consummation results in, or concurrently with the disposition of substantially all of the assets of the Company or a change of control of more than 50% of the voting power of all outstanding shares of voting stock, other than through a public offering of equity securities (collectively, a “Change of Control”), if the proceeds from the transaction result in, a value for the outstanding common stock of at least $651.60 per share.
     Amerisafe may redeem all, but not less than all, of the outstanding shares of Convertible Preferred Stock at a price per share of $103.50 plus accrued and unpaid dividends. The Convertible Preferred Stock is mandatorily redeemable at the Redemption Price upon a Change of Control.
     The Convertible Preferred Stock is classified outside of permanent equity because the shares are mandatorily redeemable upon the occurrence of certain events that are deemed to be outside the control of the Company.
Series E Preferred Stock
     The Company is authorized to issue 500,000 shares of Series E preferred stock, par value $0.01 per share.
     Prior to the completion of the Company’s initial public offering in November 2005, holders of Series E preferred stock were entitled to cumulative dividends at the rate of $7 per year payable quarterly in shares of Series E preferred stock. In connection with the offering and in accordance with the terms of its articles of incorporation, the Company used approximately $5.1 million of the proceeds from the offering to redeem all then-outstanding shares of Series E preferred stock, at the Redemption Price. The Company made cash redemptions of Series E preferred stock on May 28, 2004, June 8, 2004 and June 30, 2004. An aggregate of 317,744 shares of Series E preferred stock have been redeemed by the Company. These shares were canceled and retired and cannot be reissued.
     There were no outstanding shares of Series E preferred stock as of December 31, 2005.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Junior Preferred Stock
     The Company’s board has the authority, without further action by the shareholders, to issue up to 10,000,000 shares of junior preferred stock, par value $0.01 per share, in one or more series. In addition, the board may fix the rights, preferences and privileges of any series of junior preferred stock it may determine to issue, subject to the rights, preferences and privileges of the Convertible Preferred Stock. There were no shares of junior preferred stock outstanding at December 31, 2005 and 2004 or issued during the three-year period ended December 31, 2005.
Liquidation Provisions
     In the event of any liquidation or dissolution of Amerisafe, the holders of Convertible Preferred Stock will receive $100 for each outstanding share before any distributions are made to holders of any other then-outstanding series of preferred stock, junior preferred stock, common stock or non-voting common stock. Any remaining net assets will be distributed first to holders of common stock and non-voting common stock, subject to any other preferential amounts payable to holders of any then-outstanding series of preferred stock or junior preferred stock.
13. Stock Options and Restricted Stock
2005 Incentive Plan
     In connection with the initial public offering, the Company’s shareholders approved the Amerisafe 2005 Equity Incentive Plan (the “2005 Incentive Plan”).
     The 2005 Incentive Plan is administered by the Compensation Committee of the Board and is designed to provide incentive compensation to executive officers and other key management personnel. The 2005 Incentive Plan permits awards in the form of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, non-qualified stock options, restricted shares of common stock and restricted stock units. The maximum number of shares of common stock that may be issued pursuant to option grants and restricted stock and restricted stock unit awards under the 2005 Incentive Plan is 1,900,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock dividend, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. Officers, other key employees, consultants and other persons performing services for the Company that are equivalent to those typically provided by Company employees are eligible to participate in the 2005 Incentive Plan. However, only employees (including Company officers) can receive grants of incentive stock options.
     Stock options granted under the 2005 Incentive Plan have an exercise price of not less than 100% of the fair value of the common stock on the date of grant. However, any stock options granted to holders of more than 10% of the Company’s voting stock will have an exercise price of not less than 110% of the fair value of the common stock on the date of grant. Stock option grants are exercisable, subject to vesting requirements determined by the Compensation Committee, for periods of up to ten years from the date of grant, except for any grants to holders of more than 10% of the Company’s voting stock, which will have exercise periods limited to a maximum of five years. Stock options generally expire 90 days after the cessation of an optionee’s service as an employee. However, in the case of an optionee’s death or disability, the unexercised portion of a stock option remains exercisable for up to one year after the optionee’s death or disability. Stock options granted under the 2005 Incentive Plan are not transferable, except by will or the laws of descent and distribution.
     Subject to completion of the initial public offering, the Board approved grants of options to officers and employees to purchase an aggregate of 1,548,500 shares of common stock. These options have an exercise price equal to the initial public offering price of $9.00 and are subject to pro rata vesting over a five-year period.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
     The following table summarizes information about the stock options outstanding under the 2005 Incentive Plan at December 31, 2005:

	Weighted-Average
Number	Remaining Contractual Life	Weighted-Average
Outstanding	(In Years)	Exercise Price
1,548,500	10	$9.00
     The Company recognized $53,000 in compensation expense in 2005 related to the 2005 Incentive Plan.
2005 Restricted Stock Plan
     In connection with the initial public offering, the Company’s shareholders approved the Amerisafe 2005 Non-Employee Director Restricted Stock Plan (the “2005 Restricted Stock Plan”). The 2005 Restricted Stock Plan is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Restricted stock awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the 2005 Restricted Stock Plan is 50,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock.
     Under the 2005 Restricted Stock Plan, each non-employee Director will automatically be granted a restricted stock award for a number of shares equal to $15,000 divided by the closing price of the Company’s common stock on the date of the annual meeting of shareholders at which the non-employee Director is elected or is continuing as a member of the Board. Each restricted stock award will vest on the date of the next annual meeting of shareholders following the date of grant, subject to the non-employee Director’s continued service.
     Upon completion of the initial public offering, each non-employee Director received a pro-rated award of 833 shares of restricted stock. As of December 31, 2005, there were 3,332 shares of restricted stock outstanding, all of which will vest on the date of the annual meeting of shareholders in 2006.
1998 Plan
     The Amerisafe 1998 Amended and Restated Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”) was terminated on June 20, 2005. The 1998 Plan was administered by the Board of Directors and provided for grants of incentive stock options, nonqualified stock options, or restricted stock to selected employees, officers and directors. Each option granted under the 1998 Plan was exercisable for one share of common stock. Options could have been granted under the 1998 Plan for a number of shares not to exceed, in the aggregate, 2,500,000 shares of common stock.
     Exercise prices for the incentive stock options could be no less than 100% of the fair value of a share of common stock on the date the option was granted. If the option was granted to any owner of 10% or more of the total combined voting power of the Company, the exercise price was to be at least 110% of the fair value of a share of common stock on the date the option was granted. Exercise prices for the nonqualified stock options could be no less than 100% of the fair value of a share of common stock on the date the option was granted. Each option vested ratably over a period of five years and was exercisable during a period not to exceed ten years from the date such option was granted. Exercise prices for non-employee Director stock options could be no less than 100% of the fair value of a share of common stock on the date the option was granted.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
     The non-employee Director stock options, granted when a Director became a Board member, were exercisable in increments of one-third of the total grant on each anniversary of the grant date and became fully exercisable three years after the grant date. The non-employee Director options awarded at the re- election of the Director became fully exercisable at the award date.
     A summary of the Company’s 1998 Plan as of December 31, 2005, 2004 and 2003, and changes during each of the years then ended is as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at the beginning of the year	20,098	$215.28	20,140	$216.72	20,987	$217.44
Granted	167	360.00	167	360.00	375	298.80
Exercised	—	—	—	—	—	—
Canceled, forfeited, or expired	(20,265)	216.72	(209)	360.00	(1,222)	251.28

Outstanding at the end of the year	—	—	20,098	215.28	20,140	216.72

Exercisable at the end of the year	—	—	20,098	215.28	19,931	215.28

     On June 20, 2005, the Company entered into agreements with the holders of all its outstanding options to purchase shares of the Company’s common stock granted under the 1998 Plan pursuant to which all outstanding options of the Company were cancelled in exchange for $0.072 for each share of common stock issuable upon exercise of the options. Options to acquire a total of 20,265 shares of the Company’s common stock were canceled in exchange for aggregate cash payments of $1,459.
14. Warrants
     In 2004, warrants for 119,649 shares of common stock were exercised at a price of $0.72 per share. The warrants were issued in 1997 and 1998. No warrants were outstanding during 2005. The following table depicts warrant activity for the two-year period ended December 31, 2004:

		Exercise	Shares
	Number	Price	Purchased
Warrants outstanding at December 31, 2002	119,849	$0.72	—
Issued	—	—	—
Exercised	—	—	—
Expired	—	—	—
Warrants outstanding at December 31, 2003	119,849	0.72

Issued	—	—	—
Exercised	119,649	0.72	119,649
Expired	200	0.72	—

Warrants outstanding at December 31, 2004	—

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
15. Earnings Per Share
     The calculation of basic and diluted EPS for the years ended December 31, 2005, 2004 and 2003 are presented below.

	For the Year Ended December 31,
	2005	2004		2003
	(In thousands, except per share amounts)
Basic EPS:
Net income	$5,930	$10,557		$8,594
Preferred stock dividends	(8,593)	(9,781)		(10,133)

Income (loss) available to common shareholders	$(2,663)	$776		$(1,539)

Amount allocable to common shareholders (1)	100%	70%		100%
Income (loss) allocable to common shareholders	$(2,663)	$545		$(1,539)

Weighted-average common shares outstanding	2,129	225		180

Basic earnings (loss) per share	$(1.25)	$2.42		$(8.55)

Diluted EPS:
Income (loss) allocable to common shareholders	$(2,663)	$545		$(1,539)
Dividends on participating securities	— (2)	—	(2)	— (2)

Income (loss) allocable to common shareholders after assumed conversions	$(2,663)	$545		$(1,539)

Weighted average common shares outstanding	2,129	225		180
Diluted effect:
Stock options	— (2)	—	(2)	— (2)

Warrants		30		— (2)

Conversion of participating securities	— (2)	—	(2)	— (2)

Weighted average diluted shares outstanding	2,129	255		180

Diluted earnings (loss) per share	$(1.25)	$2.14		$(8.55)

(1)	Computed under the two-class method by dividing the weighted-average common shares outstanding (225 at December 31, 2004) by the sum of the weighted-average common shares outstanding and shares issuable upon conversion of all convertible participating securities, calculated on the if-converted method (such additional shares totaled 96 at December 31, 2004). In computing basic EPS using the two-class method, the Company has not allocated the loss available to common shareholders for the years ended December 31, 2005 and 2003 between common shareholders and participating security holders as the participating holders do not have a contractual obligation to share in the loss.

(2)	Not applicable as impact is antidilutive.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
16. Other Comprehensive Income

	Pre Tax		Net-of-Tax
	Amount	Tax Expense	Amount
	(In thousands)
December 31, 2005
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$3,057	$1,070	$1,987
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(1,969)	(689)	(1,280)
Less reclassification adjustment for losses realized in net income	(2,228)	(780)	(1,448)

Net unrealized loss	(1,140)	(399)	(741)

Other comprehensive income	$(1,140)	$(399)	$(741)

December 31, 2004
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$1,993	$698	$1,295
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(2,413)	(845)	(1,568)
Less reclassification adjustment for losses realized in net income	242	86	156

Net unrealized loss	(178)	(61)	(117)

Other comprehensive income	$(178)	$(61)	$(117)

December 31, 2003
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$1,484	$519	$965
Less reclassification adjustment for losses realized in net income	20	7	13

Net unrealized gain	1,504	526	978

Other comprehensive income	$1,504	$526	$978

17. Employee Benefit Plan
     The Company’s 401(k) benefit plan is available to all employees. The Company matches up to 2% of employee compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Contributions to this plan were $294,000, $276,000 and $270,000, in 2005, 2004 and 2003, respectively.
18. Commitments and Contingencies
     The Company is a party to various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating reserves for loss and loss adjustment expenses. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
     The Company provides workers’ compensation insurance in several states that maintain second-injury funds. Incurred losses on qualifying claims that exceed certain amounts may be recovered from these state funds. There is no assurance that the applicable states will continue to provide funding under these programs.
     The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes (in thousands) the fair

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
value of the annuities at December 31, 2005, that the Company has purchased to satisfy its obligations. The A.M. Best Company rating is shown parenthetically.

Statement Value
of Annuities exceeding
Life Insurance Company	1% of Surplus
American General Life Insurance (A+)	$23,390
New York Life Insurance Company (A++)	3,808
First Colony Life Insurance Company (A+)	3,659
Monumental Life Insurance Company (A+)	3,500
John Hancock Life Insurance Company (A++)	2,963
Transamerica Life Insurance and Annuity (A+)	2,635
Liberty Life Assurance Company of Boston (A)	2,573
Pacific Life and Annuity Company (A++)	2,396
Genworth Life (A+)	1,853
Other	7,962

$54,739

     Each of the life insurance companies from which the Company purchases annuities, or the entity guaranteeing the life insurance company, has an A.M. Best Company rating “A–” (Excellent) or better.
     The Company leases equipment and office space under noncancelable operating leases. At December 31, 2005, future minimum lease payments are as follows (in thousands):

2006	$958
2007	677
2008	522
2009	463
2010	8

$2,628

     Rental expense was approximately $924,000 in 2005, $956,000 in 2004 and $1,074,000 in 2003.
19. Concentration of Operations
     The Company derives its revenues primarily from its operations in the workers’ compensation insurance line of business. Total net premiums earned for the different lines of business are shown below:

	2005		2004		2003
	Dollars	Percent	Dollars	Percent	Dollars	Percent
			(Dollars in thousands)
Workers’ compensation	$254,117	99.0%	$232,291	99.0%	$177,565	98.7%
General liability	2,451	1.0%	2,442	1.0%	2,282	1.3%

Total net premiums earned	$256,568	100.0%	$234,733	100.0%	$179,847	100.0%

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
     Net premiums earned in each of the prior three years for the top ten states in 2005 and all others are shown below:

	2005		2004		2003
	Dollars	Percent	Dollars	Percent	Dollars	Percent
			(Dollars in thousands)
Georgia	$26,198	10.2%	$22,313	9.5%	$17,233	9.6%
Louisiana	23,441	9.1	26,422	11.3	20,809	11.6
North Carolina	16,861	6.6	14,705	6.3	10,812	6.0
Texas	15,159	5.9	17,150	7.3	14,407	8.0
Illinois	14,198	5.5	14,186	6.0	8,423	4.7
Florida	13,671	5.3	10,959	4.7	7,726	4.3
Pennsylvania	13,066	5.1	9,812	4.2	7,338	4.1
Virginia	12,935	5.0	12,395	5.3	9,984	5.6
Alaska	12,841	5.0	9,366	4.0	4,841	2.7
South Carolina	12,440	4.8	10,067	4.3	6,301	3.5

	160,810	62.5	147,374	62.9	107,874	60.1
All others	95,758	37.5	87,359	37.1	71,973	39.9

Total net premiums earned	$256,568	100.0%	$234,733	100.0%	$179,847	100.0%

20. Fair Values of Financial Instruments
     The Company determines fair value amounts for financial instruments using available third-party market information. When such information is not available, the Company determines the fair value amounts using appropriate valuation methodologies. Nonfinancial instruments such as real estate, property and equipment, deferred policy acquisition costs, deferred income taxes and loss and loss adjustment expense reserves are excluded from the fair value disclosure.
     Cash and Cash Equivalents—The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values.
     Investments—The fair values for fixed maturity and equity securities are based on prices obtained from a third-party investment manager.
     Subordinated Debt Securities—The carrying value of the Company’s subordinated debt securities approximates the estimated fair value of the obligations as the interest rates on these securities are comparable to rates that the Company believes it presently would incur on comparable borrowings.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
     The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Assets:
Fixed maturity securities	$467,343	$460,514	$331,408	$330,703
Equity securities	66,275	66,275	33,460	33,460
Cash and cash equivalents	49,286	49,286	25,421	25,421
Liabilities:
Subordinated debt securities:
ACT I	10,310	10,310	10,310	10,310
ACT II	25,780	25,780	25,780	25,780
21. Quarterly Financial Data (Unaudited)
     The following table represents unaudited quarterly financial data for the years ended December 31, 2005 and 2004.

	Three Months Ended
	March 31	June 30	September 30	December 31
		(In thousands, except per share amounts)
2005
Premiums earned	$61,917	$63,115	$64,338	$67,198
Net investment income	3,718	3,932	4,335	4,897
Net realized gains on investments	227	547	563	935
Total revenues	66,024	67,738	69,356	73,165
Income before income taxes	4,345	(12,298)	6,518	7,430
Net income	3,237	(7,521)	4,809	5,405
Net income (loss) allocable to common shareholders	681	(9,902)	1,812	2,992
Earnings (loss) per share:
Basic	2.27	(33.03)	6.05	0.40
Diluted	2.27	(33.03)	6.05	0.39
Comprehensive income	2,892	(7,592)	4,966	4,921

2004
Premiums earned	$52,312	$60,767	$59,338	$62,316
Net investment income	2,641	2,765	3,253	3,558
Net realized gains (losses) on investments	310	308	(75)	878
Total revenues	55,406	63,961	62,643	66,950
Income before income taxes	3,888	582	4,040	5,176
Net income	2,891	708	3,147	3,811
Net income (loss) allocable to common shareholders	161	(1,868)	636	1,147
Earnings (loss) per share:
Basic	0.89	(10.37)	2.65	3.83
Diluted	0.54	(10.37)	2.65	3.83
Comprehensive income	2,664	121	2,769	4,886

Schedule II. Condensed Financial Information of Registrant
AMERISAFE, INC.
CONDENSED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands)
Assets
Investments:
Equity securities—available-for-sale, at fair value	$1,090	$1,090
Investment in subsidiaries	178,429	128,014

Total investments	179,519	129,104
Cash and cash equivalents	11,149	4,066
Deferred income taxes	29	359
Property and equipment, net	2,923	3,275
Other assets	1,442	1,216

	$195,062	$138,020

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Accounts payable and other liabilities	$1,826	$1,946
Note payable to subsidiaries	9,800	10,930
Subordinated debt securities	36,090	36,090

Total liabilities	47,716	48,966
Redeemable preferred stock:
Series A nonconvertible—$0.01 par value, $100 per share redemption value:
Authorized shares—1,500,000; issued and outstanding shares—None in 2005	—	81,916
Series C convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—300,000; issued and outstanding shares—300,000 in 2005 and 2004	30,000	30,000
Series D convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—200,000; issued and outstanding shares—200,000 in 2005 and 2004	20,000	20,000

	50,000	131,916
Shareholders’ equity	97,346	(42,862)

	$195,062	$138,020

Schedule II. Condensed Financial Information of Registrant — (Continued)
AMERISAFE, INC.
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Revenues
Net investment income	$990	$281	$4
Fee and other income	5,813	3,661	1,791

Total revenues	6,803	3,942	1,795

Expenses
Other operating costs	3,567	1,831	1,276
Interest expense	3,160	1,757	264

Total expenses	6,727	3,588	1,540

Income before income taxes and equity in earnings of subsidiaries	76	354	255
Income tax expense	302	293	246

Income (loss) before equity in earnings of subsidiaries	(226)	61	9
Equity in net income of subsidiaries	6,156	10,496	8,585

Net income	$5,930	$10,557	$8,594

Schedule II. Condensed Financial Information of Registrant — (Continued)
AMERISAFE, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Operating activities
Net cash provided by operating activities	$359	$8,351	$1,066

Investing activities
Purchases of investments	—	(780)	(310)
Purchases of property and equipment	(1,379)	(3,589)	—
Capital contributions to subsidiary	(45,000)	(2,710)	—

Net cash used in investing activities	(46,379)	(7,079)	(310)

Financing activities
Net proceeds from initial public offering	63,236	—	—
Series A preferred stock redemption	(5,093)	—	—
Series E preferred stock redemption	(5,093)	—	—
Stock-based compensation	53	—	—
Principal payments on note payable	—	(6,000)	(2,000)
Warrants exercised	—	86	—
Proceeds from issuance of subordinated debt securities	—	25,780	10,310
Series E preferred stock redemptions	—	(27,244)	—

Net cash provided by (used in) financing activities	53,103	(7,378)	8,310

Change in cash and cash equivalents	7,083	(6,106)	9,066
Cash and cash equivalents at beginning of year	4,066	10,172	1,106

Cash and cash equivalents at end of year	$11,149	$4,066	$10,172

Schedule VI. Supplemental Information Concerning Property — Casualty Insurance Operations
AMERISAFE, INC. AND SUBSIDIARIES

		Reserves for				Loss and	Loss and	Amortization
	Deferred	Unpaid Loss				LAE	LAE	of Deferred	Paid Claims
	Policy	and Loss			Net	related to	related to	Policy	and Claim	Net
	Acquisition	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Cost	Expense	Premium	Premium	Income	Period	Periods	Costs	Expenses	Written
					(In thousands)
2005	$16,973	$484,485	$124,524	$256,568	$16,882	$182,174	$8,673 (1)	$(31,785)	$139,165 (1)	$269,350
2004	12,044	432,880	111,741	234,733	12,217	160,773	13,413	(25,969)	113,931	243,011
2003	11,820	377,559	103,462	179,847	10,106	126,977	2,273	(20,076)	99,157	195,990

(1)	In June 2005, we commuted three reinsurance agreements with Converium Reinsurance North America (“Converium”). The incurred loss of $13.2 million and cash received from Converium for ceded reserves of $56.1 million are not reflected in these amounts.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.
     There have not been any changes in our internal control over financial reporting during the fourth quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The information required by Item 10 with respect to our executive officers and key employees is included in Part I of this report.
     The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.
     The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.
     The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.
     The information required by Item 10 with respect to our code of business conduct and ethics for executive and financial officers and directors is posted on our website at www.amerisafe.com in the Investor Relations section under “Governance—Code of Conduct.” We will post information regarding any amendment to, or waiver from, our code of business conduct and ethics on our website in the Investor Relations section under Governance.
Item 11. Executive Compensation.
     The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation” and “The Board, Its Committees and Its Compensation—Director Compensation” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions.
     The information required by Item 13 is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services.
     The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

Exhibits:
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.1*	Employment Agreement, dated January 1, 2004, by and between the Registrant and C. Allen Bradley, Jr., as amended by Amendment No. 1 to Employment Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.2*	Employment Agreement, dated January 1, 2004, by and between the Registrant and Geoffrey R. Banta, as amended by Amendment No. 1 to Employment Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.3*	Employment Agreement, dated January 1, 2004, by and between the Registrant and Arthur L. Hunt, as amended by Amendment No. 1 to Employment Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.4*	Employment Agreement, dated January 1, 2004, by and between the Registrant and Craig P. Leach, as amended by Amendment No. 1 to Employment Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.5*	Consulting Agreement, dated October 27, 2005, by and between the Registrant and Mark R. Anderson (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.6*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

Exhibits:
10.7*	Form of Incentive Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.8*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.9*	Form of Non-Qualified Stock Option Award Agreement for Mark R. Anderson under the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.10*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 15, 2006)

10.11*	AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.12*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.13*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.14	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Registrant by the reinsurers and named therein (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.15	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Registrant by the reinsurers and named therein (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.16	Workers’ Compensation Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Registrant by the reinsurers named therein (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.17	Form of First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

10.18	Form of Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

10.19	Form of Third Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

10.20	Form of Per Person Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

Exhibits:
10.21	Form of Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

10.22	Commutation and Release Agreement, effective as of June 30, 2005, between the Registrant and Converium Reinsurance (North America) Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.23	Services Agreement, effective as of March 31, 2005, by and between Concentra Integrated Services, Inc. and Amerisafe Risk Services, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, Amendment No. 1 (File No. 333-127133), filed September 9, 2005)

10.24	Agreement, effective as of March 31, 2005, by and between Amerisafe Risk Services, Inc. and MedRisk, Inc. and its affiliates and subsidiaries (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, Amendment No. 1 (File No. 333-127133), filed September 9, 2005)

10.25	Lease Agreement, effective as of January 1, 2005, by and between The Phoenix Hat Company, LLC and the Registrant (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, Amendment No. 1 (File No. 333-127133), filed September 9, 2005)

10.26	Amended and Restated Registration Rights Agreement, dated March 18, 1998, by and among the Registrant and the shareholders of the Registrant named therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney of our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Geoffrey R. Banta filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and Geoffrey R. Banta filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2006.

AMERISAFE, INC.

By:	/s/ C. Allen Bradley, Jr.

C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2006.

Chairman, President
/s/ C. Allen Bradley, Jr.	Chief Executive Officer and Director
C. Allen Bradley, Jr.	(Principal Executive Officer)

Executive Vice President and
/s/ Geoffrey R. Banta	Chief Financial Officer
Geoffrey R. Banta	(Principal Financial and Accounting Officer)

*
Jared A. Morris	Director

*
Paul B. Queally	Director

*
Sean M. Traynor	Director

*
Austin P. Young III	Director
     Arthur L. Hunt, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 24th day of March 2006, pursuant to powers of attorney executed on behalf of such director and contemporaneously filed with the Securities and Exchange Commission.

* By:	/s/ Arthur L. Hunt Arthur L. Hunt, Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.1*	Employment Agreement, dated January 1, 2004, by and between the Registrant and C. Allen Bradley, Jr., as amended by Amendment No. 1 to Employment Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.2*	Employment Agreement, dated January 1, 2004, by and between the Registrant and Geoffrey R. Banta, as amended by Amendment No. 1 to Employment Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.3*	Employment Agreement, dated January 1, 2004, by and between the Registrant and Arthur L. Hunt, as amended by Amendment No. 1 to Employment Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.4*	Employment Agreement, dated January 1, 2004, by and between the Registrant and Craig P. Leach, as amended by Amendment No. 1 to Employment Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.5*	Consulting Agreement, dated October 27, 2005, by and between the Registrant and Mark R. Anderson (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.6*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.7*	Form of Incentive Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.8*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.9*	Form of Non-Qualified Stock Option Award Agreement for Mark R. Anderson under the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.10*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 15, 2006)

Exhibit No.	Description
10.11*	AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.12*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.13*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.14	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Registrant by the reinsurers and named therein (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.15	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Registrant by the reinsurers and named therein (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.16	Workers’ Compensation Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Registrant by the reinsurers named therein (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.17	Form of First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

10.18	Form of Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

10.19	Form of Third Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

10.20	Form of Per Person Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

10.21	Form of Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

10.22	Commutation and Release Agreement, effective as of June 30, 2005, between the Registrant and Converium Reinsurance (North America) Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.23	Services Agreement, effective as of March 31, 2005, by and between Concentra Integrated Services, Inc. and Amerisafe Risk Services, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, Amendment No. 1 (File No. 333-127133), filed September 9, 2005)

Exhibit No.	Description
10.24	Agreement, effective as of March 31, 2005, by and between Amerisafe Risk Services, Inc. and MedRisk, Inc. and its affiliates and subsidiaries (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, Amendment No. 1 (File No. 333-127133), filed September 9, 2005)

10.25	Lease Agreement, effective as of January 1, 2005, by and between The Phoenix Hat Company, LLC and the Registrant (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, Amendment No. 1 (File No. 333-127133), filed September 9, 2005)

10.26	Amended and Restated Registration Rights Agreement, dated March 18, 1998, by and among the Registrant and the shareholders of the Registrant named therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney of our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Geoffrey R. Banta filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and Geoffrey R. Banta filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement