Form 10-Q
period 2006-03-31
AMERISAFE INC
filed 2006-05-12
CIK 1018979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
Commission file number: 000-51520
AMERISAFE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Texas	75-2069407
(State of Incorporation)	(I.R.S. Employer Identification Number)

2301 Highway 190 West, DeRidder, Louisiana	70634
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (337) 463-9052
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of May 5, 2006, there were 17,440,000 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

			Page
			No.
PART I — FINANCIAL INFORMATION

		Forward-Looking Statements	3

Item	1	Financial Statements	4

Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item	3	Quantitative and Qualitative Disclosures About Market Risk	13

Item	4	Controls and Procedures	13

PART II — OTHER INFORMATION

Item	1	Legal Proceedings	13

Item	1A	Risk Factors	13

Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item	3	Defaults Upon Senior Securities	13

Item	4	Submission of Matters to a Vote of Security Holders	13

Item	5	Other Information	14

Item	6	Exhibits	14
Certification of C. Allen Bradley Pursuant to Section 302
Certification of Geoffrey R. Banta Pursuant to Section 302
Certification of C. Allen Bradley and Geoffrey R. Banta Pursuant to Section 906

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
     The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in Item 1A, “Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended December 31, 2005. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERISAFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
Assets	(unaudited)
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost	$484,723	$465,648
Fixed maturity securities—available-for-sale, at fair value	683	1,695
Equity securities—available-for-sale, at fair value	70,528	66,275

Total investments	555,934	533,618
Cash and cash equivalents	44,833	49,286
Amounts recoverable from reinsurers	123,818	122,562
Premiums receivable, net	130,610	123,934
Deferred income taxes	23,020	22,413
Accrued interest receivable	5,726	4,597
Property and equipment, net	6,090	6,321
Deferred policy acquisition costs	17,998	16,973
Deferred charges	3,649	3,182
Other assets	10,522	9,434

	$922,200	$892,320

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$493,985	$484,485
Unearned premiums	133,018	124,524
Reinsurance premiums payable	—	694
Amounts held for others	1,444	1,484
Policyholder deposits	37,932	38,033
Insurance-related assessments	37,271	35,135
Federal income tax payable	3,455	1,677
Accounts payable and other liabilities	22,821	22,852
Subordinated debt securities	36,090	36,090

Total liabilities	766,016	744,974

Redeemable preferred stock	50,000	50,000

Shareholders’ equity:
Common stock:
Voting—$0.01 par value issued and outstanding shares—17,440,000 in 2006 and 17,424,054 in 2005	174	174
Additional paid-in capital	145,346	145,206
Accumulated deficit	(47,110)	(54,346)
Accumulated other comprehensive income	7,774	6,312

	106,184	97,346

	$922,200	$892,320

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Revenues
Gross premiums written	$80,819	$71,575
Ceded premiums written	(4,451)	(4,835)

Net premiums written	$76,368	$66,740

Net premiums earned	$67,874	$61,917
Net investment income	5,973	3,718
Net realized gains on investments	1,154	227
Fee and other income	157	162

Total revenues	75,158	66,024

Expenses
Loss and loss adjustment expenses incurred	47,871	45,918
Underwriting and certain other operating costs	8,132	8,344
Commissions	4,322	3,806
Salaries and benefits	3,976	2,800
Interest expense	813	640
Policyholder dividends	171	171

Total expenses	65,285	61,679

Income before income taxes	9,873	4,345
Income tax expense	2,637	1,108

Net income	7,236	3,237
Preferred stock dividends	—	(2,339)

Net income available to common shareholders	$7,236	$898

Earnings per share
Basic	$0.36	$2.27

Diluted	$0.36	$2.27

Shares used in computing earnings per share
Basic	17,420,722	299,774

Diluted	17,607,277	299,774

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Operating Activities
Net cash provided by operating activities	$15,221	$15,991

Investing activities
Purchases of investments held-to-maturity	(56,684)	(4,847)
Purchases of investments available-for-sale	(12,771)	(21,065)
Proceeds from maturities of investments held-to-maturity	36,628	5,936
Proceeds from sales and maturities of investments available-for-sale	13,373	5,332
Purchases of property and equipment	(220)	(412)

Net cash used in investing activities	(19,674)	(15,056)

Change in cash and cash equivalents	(4,453)	935
Cash and cash equivalents at beginning of period	49,286	25,421

Cash and cash equivalents at end of period	$44,833	$26,356

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
     AMERISAFE, Inc. (the “Company”) is an insurance holding company incorporated in the state of Texas. Based on voting shares, the Company is 40.7% owned by Welsh, Carson, Anderson and Stowe VII L.P. and its affiliate WCAS Healthcare Partners, L.P. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: American Interstate Insurance Company (“AIIC”), Silver Oak Casualty, Inc. (“SOCI”), American Interstate Insurance Company of Texas (“AIICTX”), Amerisafe Risk Services, Inc. (“RISK”) and Amerisafe General Agency, Inc. (“AGAI”). AIIC and SOCI are property and casualty insurance companies domiciled in the state of Louisiana. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. RISK is a claims and safety service company servicing only affiliate insurance companies. AGAI is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers. The terms “AMERISAFE,” the “Company,” “we,” “us,” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.
     The Company provides workers’ compensation and general liability insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking and logging. Assets and revenues of AIIC represent approximately 99% of comparable consolidated amounts of the Company for each of 2006 and 2005.
     In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Note 2. Stock Options and Restricted Stock
     In connection with the initial public offering, the Company’s shareholders approved the Amerisafe 2005 Equity Incentive Plan (the “2005 Incentive Plan”) and the Amerisafe 2005 Non-Employee Director Restricted Stock Plan (the “2005 Restricted Stock Plan”). See Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding the Company’s incentive plans.
     For the three months ended March 31, 2006, we recognized stock-based compensation expense of $140,000 related to options granted under the 2005 Incentive Plan.
     On March 10, 2006, the compensation committee of the board approved incentive compensation awards to each of the Company’s executive officers for services rendered in 2005. The awards were composed of cash bonuses and grants of restricted common stock. The restricted stock awards were made pursuant to the Company’s 2005 Incentive Plan, and will vest on the first anniversary of the date of grant. The fair value of the restricted stock granted was $170,000.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Earnings Per Share
     We compute earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Additionally, we apply the “two-class method” in computing basic and diluted earnings per share. The two-class method was introduced in SFAS 128, and further clarified in Emerging Issues Task Force (EITF) No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, (Issue 03-6).” Under the two-class method, net income is allocated between common stock and any securities other than common stock that participate in dividends with common stock. Our redeemable preferred stock qualifies as “participating securities” under SFAS 128 and EITF 03-06.
     The two-class method allocates net income available to common shareholders and participating securities to the extent that each security shares in earnings as if all earnings for the period had been distributed. The amount of earnings allocable to common shareholders is divided by the weighted-average number of common shares outstanding for the period. Participating securities that are convertible into common stock are included in the computation of basic earnings per share if the effect is dilutive.
     Diluted earnings per share includes potential common shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if any outstanding options are exercised. Diluted earnings per share also includes the “if converted” method for participating securities if the result is dilutive. The two-class method of calculating diluted earnings per share is used whether the “if converted” result is dilutive or anti-dilutive.

	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except
	share and per share data)
	(unaudited)
Basic EPS:
Net income available to common shareholders	$7,236	$898

Portion allocable to common shareholders	87.8%	75.9%
Net income allocable to common shareholders	$6,351	$681

Basic weighted average common shares	17,420,722	299,774
Basic earnings per share	$0.36	$2.27

Diluted EPS:
Net income allocable to common shareholders	$6,351	$681

Diluted weighted average common shares:
Weighted average common shares	17,420,722	299,774
Stock options	179,492	–
Restricted stock	7,063	–

Diluted weighted average common shares	17,607,277	299,774

Diluted earnings per common share	$0.36	$2.27

     The table below sets forth the calculation of the percentage of net income allocable to common shareholders, or the “portion allocable to common shareholders.” Under the two-class method, unvested stock options, and out-of-the-money vested stock options, are not considered to be participating securities. For the periods presented, the Company, did not have any in-the-money, vested stock options outstanding. As a result, the Company’s outstanding stock options are not included in this calculation.

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Numerator:
Basic weighted average common shares	17,420,722	299,774
Add: Other common shares eligible for common dividends:
Weighted average restricted shares (including tax benefit component)	7,063	—

Weighted average participating common shares	17,427,785	299,774

Denominator:
Weighted average participating common shares	17,427,785	299,774
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	1,457,726	56,757
Weighted average common shares issuable upon conversion of Series D preferred shares	971,817	38,350

Weighted average participating shares	19,857,328	394,881

Portion allocable to common shareholders for the first quarter of 2006 is 87.8%, or 17,427,785 divided by 19,857,328. Portion allocable to common shareholders for the first quarter of 2005 is 75.9%, or 299,774 divided by 394,881.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     We begin our discussion with an overview of our company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed by a discussion of our results of operations for the three months ended March 31, 2006 and 2005. This discussion includes an analysis of certain significant period-to-period variances in our condensed consolidated statements of income. Our cash flows and financial condition are discussed under the caption Liquidity and Capital Resources.
Business Overview
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
     We actively market our insurance in 27 states and the District of Columbia through independent agencies, as well as through our wholly-owned insurance agency subsidiary. We are also licensed in an additional 18 states and the U.S. Virgin Islands.
Critical Accounting Policies
     It is important to understand our accounting policies in order to understand our financial statements. Management considers some of these policies to be critically important to the presentation of our financial results because they require us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of our assets, liabilities, revenues and expenses and the related disclosures. Some of the estimates result from judgments that can be subjective and complex and, consequently, actual results in future periods might differ from these estimates.
     Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, assessments, deferred policy acquisition costs, deferred income taxes and the impairment of investment securities. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2005.
Results of Operations
     The following table summarizes our consolidated financial results for the three months ended March 31, 2006.

	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except share
	and per share data)
	(unaudited)
Gross premiums written	$80,819	$71,575
Net premiums earned	67,874	61,917
Net investment income	5,973	3,718
Total revenues	75,158	66,024
Total expenses	65,285	61,679
Net income	7,236	3,237
Diluted earnings per common share	0.36	2.27

Other Key Measures
Net combined ratio (1)	95.0%	98.6%
Return on average equity (2)	19.1%	14.3%

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current year’s net premiums earned.

(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity, including redeemable preferred stock.

Consolidated Results of Operations for Three Months Ended March 31, 2006 Compared to March 31, 2005
     Gross Premiums Written. Gross premiums written for the three months ended March 31, 2006 were $80.8 million, compared to $71.6 million for the same period in 2005, an increase of 12.9%. The increase was attributable primarily to a $10.8 million increase in annual premiums on policies written during the period, offset by an $809,000 decrease in premiums resulting from payroll audits and related premium adjustments, a $412,000 decrease in assigned risk premiums and a $390,000 decrease in assumed premiums from mandatory pooling arrangements.
     Net Premiums Written. Net premiums written for the three months ended March 31, 2006 were $76.4 million, compared to $66.7 million for the same period in 2005, an increase of 14.4%. The increase was attributable to growth in gross premiums written and a $384,000 decrease in premiums ceded to reinsurers for the first three months of 2006 compared to the prior-year period. As a percentage of gross premiums written, ceded premiums were 5.5% for the first quarter of 2006 compared to 6.8% for the first quarter of 2005.
     Net Premiums Earned. Net premiums earned for the three months ended March 31, 2006 were $67.9 million, compared to $61.9 million for the same period in 2005, an increase of 9.6%. The increase was attributable to the increase in net premiums written.
     Net Investment Income. Net investment income for the first quarter of 2006 was $6.0 million, compared to $3.7 million for the same period in 2005, an increase of 60.7%. The change was attributable to an increase in our investment portfolio, including cash and cash equivalents, from an average of $399.0 million in the first quarter of 2005 to an average of $591.8 million for the same period of 2006, an increase of 48.3%. Also contributing to this growth was an increase in the tax-equivalent yield on our investment portfolio, from 4.6% per annum as of March 31, 2005, to 5.3% per annum as of March 31, 2006.
     Net Realized Gains on Investments. Net realized gains on investments for the first three months of 2006 totaled $1.2 million, compared to $227,000 for the same period in 2005. The increase was attributable to the timing of the sale of equity securities in accordance with our investment guidelines.
     Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses incurred totaled $47.9 million for the three months ended March 31, 2006, compared to $45.9 million for the same period in 2005, an increase of $2.0 million, or 4.3%. The increase was due to the increase in our net premiums earned combined with an increase in the net loss ratio for the current accident year from 69.8% in the first quarter of 2005 to 70.5% in the first quarter of 2006. These increases were offset by $2.7 million in prior year development in the first quarter of 2005. There was no prior year development recorded in the first quarter of 2006. Our net loss ratio was 70.5% for the three months ended March 31, 2006, compared to 74.2% for the same period in 2005.
     Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the first three months in 2006 were $16.4 million, compared to $15.0 million for the same period in 2005, an increase of 9.9%. This increase was primarily due to a $1.7 million increase in deferred policy acquisition expenses and a $1.0 million increase in commissions, offset by a $534,000 decrease in loss-based assessments and a $416,000 increase in ceding commissions, which acts to reduce underwriting expenses. The decrease in loss-based assessments was attributable to a $912,000 reduction by the South Carolina Second Injury Fund of its 2005 assessment, which was re-evaluated by South Carolina in 2006, resulting in a 30% reduction of the original assessment.
     Interest expense. Interest expense for the first three months of 2006 was $813,000, compared to $640,000 for the comparable period of 2005. Our weighted average borrowings for both periods were $36.1 million. The weighted average interest rate increased to 8.4% per annum for the first quarter of 2006 from 6.1% per annum for the first quarter of 2005.
     Income tax expense. Our income tax expense for the three months ended March 31, 2006 was $2.6 million, compared to $1.1 million for the same period in 2005. The increase in tax expense was attributable to higher pre-tax income and a 15.6% decrease in tax-exempt interest as a percentage of pre-tax income for the first three months of 2006 compared to the same period in 2005.
Liquidity and Capital Resources
     Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities.
     Net cash from operating activities was $15.2 million for the first three months of 2006, which was a slight decrease in cash from operating activities of $16.0 million in the first three months of 2005. Premiums collected for the first quarter of 2006 increased $13.3 million from the same period in 2005. This increase was offset by a $7.8 million reduction in recoveries from reinsurers, an increase in expense disbursements of $1.4 million and an increase of $4.8 million for claim payments. Net cash used in investing activities was $19.7 million for the three months ended March 31, 2006, compared to $15.1 million for the same period in 2005.
     As of March 31, 2006, our cash and invested assets totaled $600.8 million, an increase of 47.3% from March 31, 2005. Our fixed maturity securities are primarily classified as held-to-maturity, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. Our equity securities, including redeemable preferred stocks, are classified as available-for-sale, as defined by SFAS 115. These securities are reported at fair value.
     The composition of our investment portfolio as of March 31, 2006 is shown in the following table.

	Three Months Ended
	March 31, 2006
	(in thousands)
	Carrying	Percentage
	Value	of Portfolio
Fixed maturity securities:
State and political subdivisions	$262,123	43.6%
Mortgage-backed securities	111,847	18.6%
U.S. Treasury securities and obligations of U.S. Government agencies	81,961	13.6%
Corporate bonds	22,885	3.8%
Asset-backed securities	5,907	1.0%
Redeemable preferred stocks	683	0.1%

Total fixed maturity securities	485,406	80.8%

Equity securities:
Common stocks	66,923	11.1%
Nonredeemable preferred stocks	3,605	0.6%

Total equity securities	70,528	11.7%

Cash and cash equivalents	44,833	7.5%

Total investments, including cash and cash equivalents	$600,767	100.0%

     We regularly evaluate our investment portfolio to identify other-than-temporary impairments in the fair values of the securities held in our investment portfolio. As of March 31, 2006, there were no other-than-temporary declines in the fair values of the securities held in our investment portfolio.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.
     Since December 31, 2005, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For information regarding the Company’s exposure to certain market risks, see Item 7A “—Quantitative and Qualitative Disclosures About Market Risk” in the our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC.

Item 4.	Controls and Procedures.
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
     There have not been any changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
     In the ordinary course of our business, we are involved in the adjudication of claims resulting from workplace injuries. We are not involved in any legal or administrative claims that we believe are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.
     There have been no material changes to the information in Item 1A, “Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders.
     None.

Item 5.	Other Information.
     None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Geoffrey R. Banta filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and Geoffrey R. Banta filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

May 12, 2006	/s/ C. Allen Bradley, Jr. C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2006	/s/ Geoffrey R. Banta Geoffrey R. Banta
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Geoffrey R. Banta filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and Geoffrey R. Banta filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002