Form 10-Q
period 2006-06-30
AMERISAFE INC
filed 2006-08-14
CIK 1018979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Large accelerated filer ☐                 Accelerated filer ☐                 Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2006, there were 17,446,110 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

		Page
		No.
PART I — FINANCIAL INFORMATION

	Forward-Looking Statements	3

Item 1	Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4	Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults Upon Senior Securities	16

Item 4	Submission of Matters to a Vote of Security Holders	16

Item 5	Other Information	16

Item 6	Exhibits	17
First Casualty Excess of Loss Reinsurance Contract
Second Casualty Excess of Loss Reinsurance Contract
Third Casualty Excess of Loss Reinsurance Contract
Workers' Compensation Per Person Excess of Loss Reinsurance Contract
Casualty Catastrophe Excess of Loss Reinsurance Contract
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERISAFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost	$515,784	$465,648
Fixed maturity securities—available-for-sale, at fair value	682	1,695
Equity securities—available-for-sale, at fair value	69,102	66,275

Total investments	585,568	533,618
Cash and cash equivalents	31,187	49,286
Amounts recoverable from reinsurers	118,899	122,562
Premiums receivable, net	143,839	123,934
Deferred income taxes	25,518	22,413
Accrued interest receivable	5,432	4,597
Property and equipment, net	6,029	6,321
Deferred policy acquisition costs	19,630	16,973
Deferred charges	4,101	3,182
Other assets	15,942	9,434

	$956,145	$892,320

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$505,060	$484,485
Unearned premiums	148,337	124,524
Reinsurance premiums payable	—	694
Amounts held for others	1,889	1,484
Policyholder deposits	38,069	38,033
Insurance-related assessments	39,739	35,135
Federal income tax payable	—	1,677
Accounts payable and other liabilities	24,451	22,852
Subordinated debt securities	36,090	36,090

Total liabilities	793,635	744,974

Redeemable preferred stock	50,000	50,000

Shareholders’ equity:
Common stock:
Voting—$0.01 par value; issued and outstanding shares—17,446,110 in 2006 and 17,424,054 in 2005	174	174
Additional paid-in capital	145,667	145,206
Accumulated deficit	(39,292)	(54,346)
Accumulated other comprehensive income	5,961	6,312

	112,510	97,346

	$956,145	$892,320

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)
Revenues
Gross premiums written	$92,151	$88,949	$172,969	$160,524
Ceded premiums written	(4,724)	(4,862)	(9,175)	(9,697)

Net premiums written	$87,427	$84,087	$163,794	$150,827

Net premiums earned	$72,107	$63,115	$139,981	$125,032
Net investment income	5,843	3,932	11,816	7,650
Net realized gains on investments	1,081	547	2,235	774
Fee and other income	198	144	355	306

Total revenues	79,229	67,738	154,387	133,762

Expenses
Loss and loss adjustment expenses incurred	50,376	64,518	98,246	110,436
Underwriting and certain other operating costs	9,329	6,653	17,435	14,697
Commissions	4,564	4,016	8,886	7,822
Salaries and benefits	4,207	3,948	8,209	7,048
Interest expense	843	686	1,656	1,326
Policyholder dividends	175	215	347	386

Total expenses	69,494	80,036	134,779	141,715

Income (loss) before income taxes	9,735	(12,298)	19,608	(7,953)
Income tax expense (benefit)	1,917	(4,777)	4,554	(3,669)

Net income (loss)	7,818	(7,521)	15,054	(4,284)
Preferred stock dividends	—	(2,381)	—	(4,720)

Net income (loss) available to common shareholders	$7,818	$(9,902)	$15,054	$(9,004)

Earnings per share
Basic	$0.39	$(33.03)	$0.76	$(30.04)

Diluted	$0.39	$(33.03)	$0.76	$(30.04)

Shares used in computing earnings per share
Basic	17,422,406	299,774	17,421,569	299,774

Diluted	17,427,662	299,774	17,426,347	299,774

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(unaudited)
Operating Activities
Net income (loss)	$7,818	$(7,521)	$15,054	$(4,284)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	478	576	928	1,154
Net amortization of investments	769	506	1,310	999
Deferred income taxes	(1,522)	(6,602)	(2,916)	(7,427)
Net realized gains on investments	(1,081)	(547)	(2,235)	(774)
Gain on sale of asset	(43)	—	(43)	—
Share-based compensation	318	—	458	—
Changes in operating assets and liabilities:
Premiums receivable	(13,229)	(20,839)	(19,905)	(30,812)
Accrued interest receivable	294	540	(835)	(304)
Deferred policy acquisition costs and deferred charges	(2,084)	(2,675)	(3,576)	(7,292)
Other assets	(5,421)	(3,068)	(6,508)	(2,229)
Reserves for loss and loss adjustment expenses	11,075	15,273	20,575	24,947
Unearned premiums	15,320	20,972	23,813	25,795
Reinsurance balances	4,919	15,865	2,969	23,560
Amounts held for others and policyholder deposits	582	2,493	441	2,611
Accounts payable and other liabilities	642	4,532	4,526	9,552

Net cash provided by operating activities	18,835	19,505	34,056	35,496

Investing Activities
Purchases of investments held-to-maturity	(41,308)	(34,375)	(97,992)	(39,222)
Purchases of investments available-for-sale	(6,352)	(3,982)	(19,123)	(25,047)
Proceeds from maturities of investments held-to-maturity	9,081	13,266	45,709	19,202
Proceeds from sales and maturities of investments available-for-sale	6,468	7,004	19,841	12,336
Purchases of property and equipment	(418)	(315)	(638)	(727)
Proceeds from sales of property and equipment	45	3	45	3

Net cash used in investing activities	(32,484)	(18,399)	(52,158)	(33,455)

Financing Activities
Tax benefit from share-based payments	3	—	3	—

Net cash provided by financing activities	3	—	3	—

Change in cash and cash equivalents	(13,646)	1,106	(18,099)	2,041
Cash and cash equivalents at beginning of period	44,833	26,356	49,286	25,421

Cash and cash equivalents at end of period	$31,187	$27,462	$31,187	$27,462

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
          AMERISAFE, Inc. (the “Company”) is an insurance holding company incorporated in the state of Texas. Based on voting shares, the Company is 40.7% owned by Welsh, Carson, Anderson and Stowe VII L.P. and its affiliate WCAS Healthcare Partners, L.P. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: American Interstate Insurance Company (“AIIC”), Silver Oak Casualty, Inc. (“SOCI”), American Interstate Insurance Company of Texas (“AIICTX”), Amerisafe Risk Services, Inc. (“RISK”) and Amerisafe General Agency, Inc. (“AGAI”). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Louisiana. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. RISK, a wholly-owned subsidiary of the Company, is a claims and safety service company servicing only affiliate insurance companies. AGAI, a wholly-owned subsidiary of the Company, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers. The assets and operations of AGAI are not significant to that of the Company and its consolidated subsidiaries. The terms “AMERISAFE,” the “Company,” “we,” “us,” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.
          The Company provides workers’ compensation and general liability insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking and logging. Assets and revenues of AIIC represent more than 99% of comparable consolidated amounts of the Company for each of 2006 and 2005.
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
Note 2. Stock Options and Restricted Stock
     In connection with the initial public offering of shares of the Company’s common stock in November 2005, the Company’s shareholders approved the Amerisafe 2005 Equity Incentive Plan (the “2005 Incentive Plan”) and the Amerisafe 2005 Non-Employee Director Restricted Stock Plan (the “2005 Restricted Stock Plan”). See Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding the Company’s incentive plans.
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

     In accordance with the terms of the Company’s 2005 Restricted Stock Plan, the 3,332 shares of restricted common stock issued to non-employee directors on November 17, 2005 vested on May 15, 2006, the date of the first annual shareholders’ meeting after the issuance of the restricted common stock. On May 15, 2006, the Company issued an additional 6,110 shares of restricted common stock to non-employee directors. These shares will vest on the date of the annual shareholders’ meeting to be held in 2007. The fair value of the restricted stock issued on May 15, 2006 was $75,000.
     For the six months ended June 30, 2006, we recognized stock-based compensation expense of $458,000 related to options granted under the 2005 Incentive Plan and restricted stock issued under the 2005 Restricted Stock Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except share and per share data)
	(unaudited)
Basic EPS:
Net income (loss) available to common shareholders	$7,818	$(9,902)	$15,054	$(9,004)

Portion allocable to common shareholders	87.8%	100.0%	87.8%	100.0%
Net income (loss) allocable to common shareholders	$6,862	$(9,902)	$13,212	$(9,004)

Basic weighted average common shares	17,422,406	299,774	17,421,569	299,774

Basic earnings per common share	$0.39	$(33.03)	$0.76	$(30.04)

Diluted EPS:
Net income (loss) allocable to common shareholders	$6,862	$(9,902)	$13,212	$(9,004)

Diluted weighted average common shares:
Weighted average common shares	17,422,406	299,774	17,421,569	299,774
Stock options	—	—	—	—
Restricted stock	5,256	—	4,778	—

Diluted weighted average common shares	17,427,662	299,774	17,426,347	299,774

Diluted earnings per common share	$0.39	$(33.03)	$0.76	$(30.04)

     The table below sets forth the calculation of the percentage of net income allocable to common shareholders, or the “portion allocable to common shareholders.” Under the two-class method, unvested stock options, and out-of-the-money vested stock options are not considered to be participating securities. For the periods presented, the Company did not have any in-the-money, vested stock options outstanding. As a result, the Company’s outstanding stock options are not included in this calculation.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005		2006	2005
	(unaudited)
Numerator:
Basic weighted average common shares	17,422,406	299,774		17,421,569	299,774
Add: Other common shares eligible for common dividends:
Weighted average restricted shares (including tax benefit component)	5,256	—		4,778	—

Weighted average participating common shares	17,427,662	299,774		17,426,347	299,774

Denominator:
Weighted average participating common shares	17,427,662	299,774		17,426,347	299,774
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	1,457,724	—	(1)	1,457,724	—	(1)
Weighted average common shares issuable upon conversion of Series D preferred shares	971,817	—	(1)	971,817	—	(1)

Weighted average participating shares	19,857,203	299,774		19,855,888	299,774

(1)	Not applicable as impact is antidilutive.
     Portion allocable to common shareholders for the second quarter of 2006 was 87.8%, or 17,427,662 divided by 19,857,203. Portion allocable to common shareholders for the second quarter of 2005 was 100.0%. Portion allocable to common shareholders for the first six months of 2006 was 87.8%, or 17,426,347 divided by 19,855,888. Portion allocable to common shareholders for the first six months of 2005 was 100.0%.

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
     We begin our discussion with an overview of our company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2006 and 2005. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption Liquidity and Capital Resources.
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
     We market our insurance in 27 states and the District of Columbia through independent agencies, as well as through our wholly owned insurance agency subsidiary. We are also licensed in an additional 18 states and the U.S. Virgin Islands.
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

Results of Operations
     The following table summarizes our consolidated financial results for the three months and six months ended June 30, 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$92,151	$88,949	$172,969	$160,524
Net premiums earned	72,107	63,115	139,981	125,032
Net investment income	5,843	3,932	11,816	7,650
Total revenues	79,229	67,738	154,387	133,762
Total expenses	69,494	80,036	134,779	141,715
Net income (loss)	7,818	(7,521)	15,054	(4,284)
Diluted earnings per common share	0.39	(33.03)	0.76	(30.04)

Other Key Measures
Net combined ratio (1)	95.2%	125.7%	95.1%	112.2%
Return on average equity (2)	19.6%	(34.1%)	19.4%	(9.9%)

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current year’s net premiums earned.

(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity, including redeemable preferred stock for the applicable period.
Consolidated Results of Operations for Three Months Ended June 30, 2006 Compared to June 30, 2005
     Gross Premiums Written. Gross premiums written for the three months ended June 30, 2006 were $92.2 million, compared to $88.9 million for the same period in 2005, an increase of 3.6%. The increase was attributable primarily to a $2.9 million increase in annual premiums on voluntary policies written during the period and a $2.6 million increase in premiums resulting from payroll audits and related premium adjustments. These increases were offset by an $870,000 decrease in direct assigned risk premiums and a $1.3 million decrease in assumed premiums from mandatory pooling arrangements.
     Net Premiums Written. Net premiums written for the three months ended June 30, 2006 were $87.4 million, compared to $84.1 million for the same period in 2005, an increase of 4.0%. The increase was attributable to the growth in gross premiums written and a $138,000 decrease in premiums ceded to reinsurers for the second quarter of 2006, as compared to the prior-year period. As a percentage of gross premiums written, ceded premiums were 5.1% for the second quarter of 2006, compared to 5.5% for the second quarter of 2005.
     Net Premiums Earned. Net premiums earned for the three months ended June 30, 2006 were $72.1 million, compared to $63.1 million for the same period in 2005, an increase of 14.2%. The increase was attributable to growth in net premiums written in the previous four quarters.
     Net Investment Income. Net investment income for the second quarter of 2006 was $5.8 million, compared to $3.9 million for the same period in 2005, an increase of 48.6%. The change was attributable to a 46.3% increase in our investment portfolio, including cash and cash equivalents, from an average of $416.0 million in the second quarter of 2005 to an average of $608.8 million for the same period of 2006. Also contributing to this growth was an increase in the tax-equivalent yield on our investment portfolio, from 4.4% per annum as of June 30, 2005, to 5.7% per annum as of June 30, 2006.

     Net Realized Gains on Investments. Net realized gains on investments for three months ended June 30, 2006 totaled $1.1 million, compared to $547,000 for the same period in 2005. The increase was attributable to the timing of the sale of equity securities in accordance with our investment guidelines.
     Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $50.4 million for the three months ended June 30, 2006, compared to $64.5 million for the same period in 2005, a decrease of $14.1 million, or 21.9%. The decrease was the result of $19.2 million in additional prior accident year reserves recorded in the second quarter of 2005, which amount included $13.2 million related to the commutation of certain reinsurance contracts. We experienced no prior accident year development in the second quarter of 2006. The decrease in loss and LAE incurred resulting from additional prior accident year reserves recorded in 2005 was partially offset by an increase in loss and LAE incurred resulting from increased net premiums earned in the second quarter of 2006 as compared to the same period in 2005.
     Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the second quarter of 2006 were $18.1 million, compared to $14.6 million for the same period in 2005, an increase of 23.8%. This increase was partially due to a $1.4 million increase in loss-based assessments, which primarily related to assessments in the State of South Carolina, and a $604,000 increase in premium-based assessments. In addition, commissions increased $548,000, which was attributable to the increase in gross premiums earned, and salary and benefits increased $259,000. The change in salary and benefits expense included a $318,000 increase in salary expense attributable to share-based compensation.
     Interest expense. Interest expense for the second quarter of 2006 was $843,000, compared to $686,000 for the comparable period of 2005. Our weighted average borrowings for both periods were $36.1 million. The weighted average interest rate increased to 9.0% per annum for the second quarter of 2006 from 7.0% per annum for the second quarter of 2005.
     Income tax expense (benefit). Income tax expense for the three months ended June 30, 2006 was $1.9 million, compared to a tax benefit of $4.8 million for the same period in 2005. The increase in tax expense was attributable to $9.7 million of pre-tax income in 2006, as compared to a $12.3 million pre-tax net loss for the same period in 2005. This increase was offset by a $571,000 decrease in a tax accrual related to the resolution of prior year taxes.
Consolidated Results of Operations for Six Months Ended June 30, 2006 Compared to June 30, 2005
     Gross Premiums Written. Gross premiums written for the six months ended June 30, 2006 were $173.0 million, compared to $160.5 million for the same period in 2005, an increase of 7.8%. The increase was attributable primarily to a $13.7 million increase in annual premiums on voluntary policies written during the period and a $1.8 million increase in premiums resulting from payroll audits and related premium adjustments. These increases were offset by a $1.7 million decrease in assumed premiums from mandatory pooling arrangements and a $1.3 million decrease in direct assigned risk premiums.
     Net Premiums Written. Net premiums written for the six months ended June 30, 2006 were $163.8 million, compared to $150.8 million for the same period in 2005, an increase of 8.6%. The increase was attributable to growth in gross premiums written and a $522,000 decrease in premiums ceded to reinsurers for the first six months of 2006 compared to the prior-year period. As a percentage of gross premiums written, ceded premiums were 5.3% for the first six months of 2006 compared to 6.0% for same period in 2005.
     Net Premiums Earned. Net premiums earned for the six months ended June 30, 2006 were $140.0 million, compared to $125.0 million for the same period in 2005, an increase of 12.0%. The increase was attributable to growth in net premiums written in the previous four quarters.
     Net Investment Income. Net investment income for the first six months of 2006 was $11.8 million, compared to $7.7 million for the same period in 2005, an increase of 54.5%. The change was attributable to a 47.3% increase in our investment portfolio, including cash and cash equivalents, from an average of $407.2 million in the first six months of 2005 to an average of $599.8 million for the same period of 2006. Also contributing to this growth was an increase in the tax-equivalent yield on our investment portfolio, from 4.4% per annum as of June 30, 2005, to 5.7% per annum as of June 30, 2006.
     Net Realized Gains on Investments. Net realized gains on investments for the first six months of 2006 totaled $2.2 million, compared to $774,000 for the same period in 2005. The increase was attributable to the timing of the sale of equity securities in accordance with our investment guidelines.
     Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $98.2 million for the six months ended June 30, 2006, compared to $110.4 million for the same period in 2005, a decrease of $12.2 million, or 11.0%. The decrease was the result of $21.9 million in additional prior accident year reserves recorded in the second quarter of 2005, which amount included $13.2 million related to the commutation of certain reinsurance contracts. We experienced no prior accident year development in the first six months of 2006. The decrease in loss and LAE incurred resulting from additional prior accident year reserves recorded in 2005 was partially offset by an increase in loss and LAE incurred resulting from increased net premiums earned in the first six months of 2006 as compared to the same period in 2005.
     Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the first six months in 2006 were $34.5 million, compared to $29.6 million for the same period in 2005, an increase of 16.8%. This increase was partially due to a $1.4 million increase in deferred policy acquisition costs, a $1.2 million increase in salaries and benefits, which included a $458,000 increase in salary expense attributable to share-based compensation, and a $1.1 million increase in commissions. In addition, we experienced a $1.0 million increase in premium-based assessments, which resulted from growth in our gross premiums earned, and an $831,000 increase in loss-based assessments, which primarily related to assessments in the State of South Carolina. Offsetting these increases was an $885,000 increase in ceding commissions, which acts to reduce underwriting expenses.
     Interest expense. Interest expense for the first six months of 2006 was $1.7 million, compared to $1.3 million for the comparable period of 2005. Our weighted average borrowings for both periods were $36.1 million. The weighted average interest rate increased to 8.7% per annum for the first six months of 2006 from 6.7% per annum for the same period of 2005.
     Income tax expense (benefit). Income tax expense for the six months ended June 30, 2006 was $4.6 million, compared to a tax benefit $3.7 million for the same period in 2005. The increase in tax expense was attributable to $19.6 million of pre-tax income in the first six months of 2006, as compared to a $8.0 million pre-tax net loss for the same period in 2005. This increase was offset by a $571,000 decrease in a tax accrual related to the resolution of prior year taxes
Liquidity and Capital Resources
     Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities.
     Net cash provided by operating activities was $34.1 million for the first six months of 2006, which represented a $1.4 million decrease in cash provided by operating activities from $35.5 million in the first six months of 2005. Premiums collected for the first six months of 2006 increased $24.7 million versus the same period in 2005. This increase was offset by a $12.1 million reduction in recoveries from reinsurers, a $10.9 million increase in federal income taxes paid, a $2.3 million increase in expense disbursements and a $813,000 decrease in claim payments. Net cash used in investing activities was $52.2 million for the six months ended June 30, 2006, compared to $33.5 million for the same period in 2005.

     As of June 30, 2006, our investment portfolio, including cash and cash equivalents, totaled $616.8 million, an increase of 45.4% from June 30, 2005. Our fixed maturity securities are primarily classified as held-to-maturity, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. Our equity securities, including redeemable preferred stocks, are classified as available-for-sale, as defined by SFAS 115. These securities are reported at fair value.
     The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2006 is shown in the following table.

		Percentage of
	Carrying Value	Portfolio
	(in thousands)
Fixed maturity securities:
State and political subdivisions	$301,292	48.8%
Mortgage-backed securities	106,543	17.3%
U.S. Treasury securities and obligations of U.S. Government agencies	79,257	12.8%
Corporate bonds	22,796	3.7%
Asset-backed securities	5,896	1.0%
Redeemable preferred stocks	682	0.1%

Total fixed maturity securities	516,466	83.7%

Equity securities:
Common stocks	65,700	10.7%
Nonredeemable preferred stocks	3,402	0.6%

Total equity securities	69,102	11.3%

Cash and cash equivalents	31,187	5.0%

Total investments, including cash and cash equivalents	$616,755	100.0%

          We regularly evaluate our investment portfolio to identify other-than-temporary impairments in the fair values of the securities held in our investment portfolio. As of June 30, 2006, there were no other-than-temporary declines in the fair values of the securities held in our investment portfolio.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.
     Since December 31, 2005, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For information regarding the Company’s exposure to certain market risks, see Item 7A “—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC.
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
     None.
Item 1A. Risk Factors.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     At the annual meeting of shareholders held on May 15, 2006, two directors were elected to the board of directors to serve until the 2009 annual meeting of shareholders. The vote with respect to the election of these directors was as follows:

		Total Vote
		Withheld
	Total Vote for	from Each
	Each Director	Director
Thomas W. Hallagan	16,634,760	1,011,621

Paul B. Queally	17,574,001	72,380
     At the same meeting, the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2006 was ratified with the following votes:

For	17,639,431
Against	6,300
Abstain	650
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

10.2	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

10.3	Third Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

10.4	Workers’ Compensation Per Person Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

10.5	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Geoffrey R. Banta filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and Geoffrey R. Banta filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

August 14, 2006	/s/ C. Allen Bradley, Jr.

C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2006	/s/ Geoffrey R. Banta

Geoffrey R. Banta
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

10.2	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

10.3	Third Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

10.4	Workers’ Compensation Per Person Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

10.5	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Geoffrey R. Banta filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and Geoffrey R. Banta filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002