Form 10-Q
period 2006-09-30
AMERISAFE INC
filed 2006-11-01
CIK 1018979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
Yes ☐ No ☑
As of October 31, 2006, there were 17,446,110 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

			Page
			No.
PART I — FINANCIAL INFORMATION

		Forward-Looking Statements	3

Item	1	Financial Statements	4

Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item	3	Quantitative and Qualitative Disclosures About Market Risk	17

Item	4	Controls and Procedures	17

PART II — OTHER INFORMATION

Item	1	Legal Proceedings	18

Item	1A	Risk Factors	18

Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item	3	Defaults Upon Senior Securities	18

Item	4	Submission of Matters to a Vote of Security Holders	18

Item	5	Other Information	18

Item	6	Exhibits	18
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERISAFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost	$524,086	$465,648
Fixed maturity securities—available-for-sale, at fair value	633	1,695
Equity securities—available-for-sale, at fair value	53,056	66,275

Total investments	577,775	533,618
Cash and cash equivalents	61,778	49,286
Amounts recoverable from reinsurers	122,792	122,562
Premiums receivable, net	145,621	123,934
Deferred income taxes	26,689	22,413
Accrued interest receivable	6,200	4,597
Property and equipment, net	6,022	6,321
Deferred policy acquisition costs	19,785	16,973
Deferred charges	4,003	3,182
Other assets	14,369	9,434

	$985,034	$892,320

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$520,843	$484,485
Unearned premiums	151,403	124,524
Reinsurance premiums payable	—	694
Amounts held for others	1,706	1,484
Policyholder deposits	38,189	38,033
Insurance-related assessments	39,647	35,135
Federal income tax payable	—	1,677
Accounts payable and other liabilities	25,490	22,852
Subordinated debt securities	36,090	36,090

Total liabilities	813,368	744,974

Redeemable preferred stock	50,000	50,000

Shareholders’ equity:
Common stock:
Voting—$0.01 par value; issued and outstanding shares—17,446,110 in 2006 and 17,424,054 in 2005	174	174
Additional paid-in capital	145,860	145,206
Accumulated deficit	(31,027)	(54,346)
Accumulated other comprehensive income	6,659	6,312

	121,666	97,346

	$985,034	$892,320

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)
Revenues
Gross premiums written	$82,951	$70,658	$255,920	$231,182
Ceded premiums written	(4,894)	(5,233)	(14,069)	(14,930)

Net premiums written	$78,057	$65,425	$241,851	$216,252

Net premiums earned	$74,991	$64,338	$214,972	$189,370
Net investment income	6,316	4,335	18,132	11,985
Net realized gains on investments	346	563	2,581	1,337
Fee and other income	195	120	550	426

Total revenues	81,848	69,356	236,235	203,118

Expenses
Loss and loss adjustment expenses incurred	51,743	45,189	149,989	155,625
Underwriting and certain other operating costs	9,089	8,881	26,524	23,578
Commissions	4,925	4,047	13,811	11,869
Salaries and benefits	4,195	3,920	12,404	10,968
Interest expense	923	735	2,579	2,061
Policyholder dividends	216	65	563	451

Total expenses	71,091	62,837	205,870	204,552

Income (loss) before income taxes	10,757	6,519	30,365	(1,434)
Income tax expense (benefit)	2,492	1,709	7,046	(1,960)

Net income	8,265	4,810	23,319	526
Preferred stock dividends	—	(2,422)	—	(7,142)

Net income (loss) available to common shareholders	$8,265	$2,388	$23,319	$(6,616)

Earnings per share
Basic	$0.42	$6.05	$1.17	$(22.07)

Diluted	$0.42	$6.05	$1.17	$(22.07)

Shares used in computing earnings per share
Basic	17,424,054	299,774	17,422,413	299,774

Diluted	17,432,597	299,774	17,431,263	299,774

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)
Operating Activities
Net income	$8,265	$4,810	$23,319	$526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	514	551	1,443	1,705
Net amortization of investments	600	542	1,910	1,541
Deferred income taxes	(1,547)	(43)	(4,463)	(7,470)
Net realized gains on investments	(346)	(563)	(2,581)	(1,337)
Gain on sale of asset	(39)	—	(82)	—
Share-based compensation	193	—	651	—
Changes in operating assets and liabilities:
Premiums receivable	(1,782)	4,892	(21,687)	(25,920)
Accrued interest receivable	(768)	(1,264)	(1,603)	(1,568)
Deferred policy acquisition costs and deferred charges	(57)	600	(3,633)	(6,692)
Other assets	1,574	(42)	(4,935)	(1,398)
Reserves for loss and loss adjustment expenses	15,783	12,067	36,358	37,014
Unearned premiums	3,066	1,087	26,879	26,882
Reinsurance balances	(3,199)	52,643	(230)	76,203
Amounts held for others and policyholder deposits	(63)	(278)	378	2,333
Accounts payable and other liabilities	253	943	4,779	9,622

Net cash provided by operating activities	22,447	75,945	56,503	111,441

Investing Activities
Purchases of investments held-to-maturity	(15,320)	(94,577)	(113,312)	(133,799)
Purchases of investments available-for-sale	(1,782)	(9,306)	(20,905)	(34,353)
Proceeds from maturities of investments held-to-maturity	6,008	24,275	51,717	43,477
Proceeds from sales and maturities of investments available-for-sale	19,706	7,288	39,547	19,624
Purchases of property and equipment	(509)	(250)	(1,147)	(977)
Proceeds from sales of property and equipment	41	—	86	3

Net cash provided by (used in) investing activities	8,144	(72,570)	(44,014)	(106,025)

Financing Activities
Initial public offering costs incurred	—	(1,994)	—	(1,994)
Tax benefit from share-based payments	—	—	3	—

Net cash provided by (used in) financing activities	—	(1,994)	3	(1,994)

Change in cash and cash equivalents	30,591	1,381	12,492	3,422
Cash and cash equivalents at beginning of period	31,187	27,462	49,286	25,421

Cash and cash equivalents at end of period	$61,778	$28,843	$61,778	$28,843

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
     AMERISAFE, Inc. (the “Company”) is an insurance holding company incorporated in the state of Texas. Based on voting shares, the Company is 40.7% owned by Welsh, Carson, Anderson and Stowe VII L.P. and its affiliate, WCAS Healthcare Partners, L.P. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: American Interstate Insurance Company (“AIIC”), Silver Oak Casualty, Inc. (“SOCI”), American Interstate Insurance Company of Texas (“AIICTX”), Amerisafe Risk Services, Inc. (“RISK”) and Amerisafe General Agency, Inc. (“AGAI”). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Louisiana. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. RISK, a wholly owned subsidiary of the Company, is a claims and safety service company servicing only affiliate insurance companies. AGAI, a wholly owned subsidiary of the Company, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers. The assets and operations of AGAI are not significant to that of the Company and its consolidated subsidiaries. The terms “AMERISAFE,” the “Company,” “we,” “us,” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.
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

     In accordance with the terms of the Company’s 2005 Restricted Stock Plan, the 3,332 shares of restricted common stock issued to non-employee directors on November 17, 2005 vested on May 15, 2006, the date of the first annual shareholders’ meeting after the issuance of the restricted common stock. On May 15, 2006, the Company issued an additional 6,110 shares of restricted common stock to non-employee directors pursuant to the 2005 Restricted Stock Plan. These shares will vest on the date of the annual shareholders’ meeting to be held in 2007. The fair value of the restricted stock issued on May 15, 2006 was $75,000.
     In September 2006, the Company granted options to purchase an aggregate of 100,000 shares of the Company’s common stock at a per-share exercise price equal to the fair market value of the Company’s common stock on the date of grant in connection with the employment of two new executive officers.
     For the three and nine months ended September 30, 2006, we recognized stock-based compensation expense of $193,000 and $651,000 related to options granted under the 2005 Incentive Plan and restricted stock issued under the 2005 Restricted Stock Plan. No stock-based compensation expense was recorded in the comparable prior year periods.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except share and per share data)
	(unaudited)
Basic EPS:
Net income (loss) available to common shareholders	$8,265	$2,388	$23,319	$(6,616)

Portion allocable to common shareholders	87.8%	75.8%	87.8%	100.0%
Net income (loss) allocable to common shareholders	$7,257	$1,812	$20,474	$(6,616)

Basic weighted average common shares	17,424,054	299,774	17,422,413	299,774
Basic earnings per common share	$0.42	$6.05	$1.17	$(22.07)
Diluted EPS:
Net income (loss) allocable to common shareholders	$7,257	$1,812	$20,474	$(6,616)

Diluted weighted average common shares:
Weighted average common shares	17,424,054	299,774	17,422,413	299,774
Stock options	—	—	—	—
Restricted stock	8,543	—	8,850	—

Diluted weighted average common shares	17,432,597	299,774	17,431,263	299,774

Diluted earnings per common share	$0.42	$6.05	$1.17	$(22.07)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)
Numerator:
Basic weighted average common shares	17,424,054	299,774	17,422,413	299,774
Add: Other common shares eligible for common dividends:
Weighted average restricted shares (including tax benefit component)	8,543	—	8,850	—

Weighted average participating common shares	17,432,597	299,774	17,431,263	299,774

Denominator:
Weighted average participating common shares	17,432,597	299,774	17,431,263	299,774
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	1,457,724	57,524	1,457,724	—	(1)
Weighted average common shares issuable upon conversion of Series D preferred shares	971,817	38,350	971,817	—	(1)

Weighted average participating shares	19,862,138	395,648	19,860,804	299,774

(1)	Not applicable as impact is antidilutive.
     Portion allocable to common shareholders for the third quarter of 2006 was 87.8%, or 17,432,597 divided by 19,862,138. Portion allocable to common shareholders for the third quarter of 2005 was 75.8%, or 299,774 divided by 395,648. Portion allocable to common shareholders for the nine months ended September 30, 2006 was 87.8%, or 17,431,263 divided by 19,860,804. Portion allocable to common shareholders for the nine months ended September 30, 2005 was 100.0%.
Note 4. Registered Public Offering
     On September 26, 2006, we filed a registration statement with the Securities and Exchange Commission to permit certain shareholders to sell shares of common stock in an underwritten public offering. We will not sell any shares in, and will not receive any of the proceeds from, the proposed offering.
Note 5. Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new standard is effective for fiscal years beginning after September 15, 2006. The Company has not yet determined the impact this standard will have on its consolidated financial condition or results of operations.

     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides guidance to reduce the diversity in practice associated with recognition, measurement, presentation and disclosure of uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company expects that FIN 48 will not have a material effect on its consolidated financial condition or results of operations.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact this standard will have on its consolidated financial condition or results of operations.

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
     We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2006 and 2005. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption Liquidity and Capital Resources.
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
     We market our insurance in 26 states and the District of Columbia through independent agencies, as well as through our wholly owned insurance agency subsidiary. We are also licensed in an additional 19 states and the U.S. Virgin Islands.
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

Results of Operations
     The following table summarizes our consolidated financial results for the three months and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$82,951	$70,658	$255,920	$231,182
Net premiums earned	74,991	64,338	214,972	189,370
Net investment income	6,316	4,335	18,132	11,985
Total revenues	81,848	69,356	236,235	203,118
Total expenses	71,091	62,837	205,870	204,552
Net income	8,265	4,810	23,319	526
Diluted earnings per common share	0.42	6.05	1.17	(22.07)

Other Key Measures
Net combined ratio (1)	93.6%	96.5%	94.6%	106.9%
Return on average equity (2)	19.8%	22.2%	19.5%	0.8%

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current year’s net premiums earned.

(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity, including redeemable preferred stock, for the applicable period.
Consolidated Results of Operations for Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Gross Premiums Written. Gross premiums written for the three months ended September 30, 2006 were $83.0 million, compared to $70.7 million for the same period in 2005, an increase of 17.4%. The increase was attributable to a $6.5 million increase in annual premiums on voluntary policies written during the period and a $7.1 million increase in premiums resulting from payroll audits and related premium adjustments. These increases were offset by an $826,000 decrease in direct assigned risk premiums and a $535,000 decrease in assumed premiums from mandatory pooling arrangements.
     Net Premiums Written. Net premiums written for the three months ended September 30, 2006 were $78.1 million, compared to $65.4 million for the same period in 2005, an increase of 19.3%. The increase was attributable to the growth in gross premiums written and a $339,000 decrease in premiums ceded to reinsurers for the third quarter of 2006, as compared to the prior-year period. As a percentage of gross premiums written, ceded premiums were 5.9% for the third quarter of 2006, compared to 7.4% for the third quarter of 2005.
     Net Premiums Earned. Net premiums earned for the three months ended September 30, 2006 were $75.0 million, compared to $64.3 million for the same period in 2005, an increase of 16.6%. The increase was attributable primarily to growth in net premiums written in the previous four quarters.
     Net Investment Income. Net investment income for the third quarter of 2006 was $6.3 million, compared to $4.3 million for the same period in 2005, an increase of 45.7%. The change was attributable to a 36.2% increase in our investment portfolio, including cash and cash equivalents, from an average of $461.2 million in the third quarter of 2005 to an average of $628.2 million for the same period of 2006. Also contributing to this growth was an increase in the pre-tax investment yield on our investment portfolio from 3.8% per annum for the three months ended September 30, 2005, to 4.0% per annum for the three months ended September 30, 2006.
     Net Realized Gains on Investments. Net realized gains on investments for the three months ended September 30, 2006 totaled $346,000, compared to $563,000 for the same period in 2005. The decrease was attributable to the recognition of $1.3 million of unrealized losses on equity securities in our investment portfolio pursuant to a strategic assessment of our investment guidelines as discussed below under “—Investment Portfolio.”
     Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $51.7 million for the three months ended September 30, 2006, compared to $45.2 million for the same period in 2005, an increase of $6.6 million, or 14.5%. The increase resulted from increased net premiums earned in the third quarter of 2006 as compared to the same period in 2005. We experienced no adverse prior accident year development in either third quarter of 2006 or third quarter of 2005.
     Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the third quarter of 2006 were $18.2 million, compared to $16.8 million for the same period in 2005, an increase of 8.1%. This increase was partially due to an $883,000 increase in premium-based assessments; an $878,000 increase in commissions attributable to the increase in gross premiums written; and a $275,000 increase in salary and benefits resulting partially from a $193,000 increase in salary expense attributable to share-based compensation. Offsetting these increases was a decrease of $1.4 million in loss-based assessments. This decrease was related to assessments accrued in the third quarter of 2005 for the State of South Carolina.
     Interest Expense. Interest expense for the third quarter of 2006 was $923,000, compared to $735,000 for the comparable period of 2005. Our weighted average borrowings for both periods were $36.1 million. The weighted average interest rate increased to 9.4% per annum for the third quarter of 2006 from 7.6% per annum for the third quarter of 2005.
     Income Tax Expense. Income tax expense for the three months ended September 30, 2006 was $2.5 million, compared to $1.7 million for the same period in 2005. The increase in tax expense was attributable primarily to the increase in pre-tax income, from $6.5 million in the third quarter of 2005, to $10.8 million in the third quarter of 2006.
Consolidated Results of Operations for Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Gross Premiums Written. Gross premiums written for the nine months ended September 30, 2006 were $255.9 million, compared to $231.2 million for the same period in 2005, an increase of 10.7%. The increase was attributable primarily to a $20.2 million increase in annual premiums on voluntary policies written during the period and an $8.9 million increase in premiums resulting from payroll audits and related premium adjustments. These increases were offset by a $2.2 million decrease in assumed premiums from mandatory pooling arrangements and a $2.1 million decrease in direct assigned risk premiums.
     Net Premiums Written. Net premiums written for the nine months ended September 30, 2006 were $241.9 million, compared to $216.3 million for the same period in 2005, an increase of 11.8%. The increase was attributable to the growth in gross premiums written and an $861,000 decrease in premiums ceded to reinsurers for the nine months ended September 30, 2006 compared to the same prior-year period. As a percentage of gross premiums written, ceded premiums were 5.5% for the nine months ended September 30, 2006 compared to 6.5% for same period in 2005.
     Net Premiums Earned. Net premiums earned for the nine months ended September 30, 2006 were $215.0 million, compared to $189.4 million for the same period in 2005, an increase of 13.5%. The increase was attributable to growth in net premiums written over the previous four quarters.

     Net Investment Income. Net investment income for the nine months ended September 30, 2006 was $18.1million, compared to $12.0 million for the same period in 2005, an increase of 51.3%. The change was attributable to a 37.6% increase in our investment portfolio, including cash and cash equivalents, from an average of $444.2 million in the nine months ended September 30, 2005 to an average of $611.2 million for the same period of 2006. Also contributing to this growth was an increase in the pre-tax investment yield on our investment portfolio, from 3.6% per annum for the nine months ended September 30, 2005, to 4.0% per annum for the nine months ended September 30, 2006.
     Net Realized Gains on Investments. Net realized gains on investments for the nine months ended September 30, 2006 totaled $2.6 million, compared to $1.3 million for the same period in 2005. The increase was attributable to the timing of the sale of equity securities offset by the recognition of $1.3 million of unrealized losses on equity securities in our investment portfolio pursuant to a strategic assessment of our investment guidelines as discussed below under “—Investment Portfolio.”
     Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $150.0 million for the nine months ended September 30, 2006, compared to $155.6 million for the same period in 2005, a decrease of $5.6 million, or 3.6%. The decrease was the result of $21.9 million in additional prior accident year reserves recorded in the second quarter of 2005, which amount included $13.2 million related to the commutation of certain reinsurance contracts. We experienced no adverse prior accident year development in the nine months ended September 30, 2006. The decrease in loss and LAE incurred resulting from additional prior accident year reserves recorded in 2005 was partially offset by an increase in loss and LAE incurred resulting from increased net premiums earned in the nine months ended September 30, 2006 as compared to the same period in 2005.
     Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2006 were $52.7 million, compared to $46.4 million for the same period in 2005, an increase of 13.6%. This increase was partially due to a $1.9 million increase in commissions; a $1.4 million increase in salaries and benefits, which included a $651,000 increase in salary expense attributable to share-based compensation; a $1.4 million increase in premium-based assessments, which resulted from growth in our gross premiums earned in 2006; a $1.1 million increase in deferred policy acquisition costs; and a $969,000 increase in professional fees attributable to Sarbanes Oxley compliance and expenses associated with effecting a registered offering of our common stock on behalf of certain of our shareholders. Offsetting these increases was a $1.4 million increase in ceding commissions from reinsurers, which acts to reduce underwriting expenses.
     Interest Expense. Interest expense for the nine months ended September 30, 2006 was $2.6 million, compared to $2.1 million for the comparable period of 2005. Our weighted average borrowings for both periods were $36.1 million. The weighted average interest rate increased to 8.7% per annum for the nine months ended September 30, 2006 from 7.0% per annum for the same period of 2005.
     Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2006 was $7.0 million, compared to a tax benefit $2.0 million for the same period in 2005. The increase in tax expense was attributable to $30.4 million of pre-tax income for the nine months ended September 30, 2006, compared to a $1.4 million pre-tax loss for the same period in 2005. This increase was offset by a $571,000 decrease in a tax accrual related to the resolution of prior year taxes.
Liquidity and Capital Resources
     Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities.
     Net cash provided by operating activities was $56.5 million for the nine months ended September 30, 2006, which represented a $54.9 million decrease in cash provided by operating activities from the $111.4 million in net cash provided by operating activities for the nine months ended September 30, 2005. Premiums collected for the nine months ended September 30, 2006 increased $31.1 million compared to the same period in 2005 and claim payments decreased by $1.8 million. This increase was offset by an $11.9 million reduction in recoveries from reinsurers, a $13.0 million increase in federal income taxes paid, and a $3.7 million increase in expense disbursements. In addition, we received $61.3 million for the commutation of certain reinsurance contracts in the third quarter of 2005.
     As discussed in Note 4 to our unaudited condensed consolidated financial statements included in this report, on September 26, 2006, we filed a registration statement with the Securities and Exchange Commission to permit certain shareholders to sell shares of common stock in an underwritten public offering pursuant to a registration rights agreement with the selling shareholders. Under the terms of the registration rights agreement, we are obligated to pay the expenses associated with this offering, other than underwriting discounts and commissions. We presently expect to incur pre-tax expenses of approximately $1.1 million in connection with this offering, of which $303,000 was expensed in the third quarter of 2006.
     Net cash used in investing activities was $44.0 million for the nine months ended September 30, 2006, compared to $106.0 million for the same period in 2005. The decrease was attributable to the $61.3 million received in the third quarter of 2005 related to the commutation of certain reinsurance contracts.
     Net cash provided by financing activities was minimal for the nine months ended September 30, 2006, compared to $2.0 million used in financing activities for the same period in 2005. For the nine months ended September 30, 2005, the Company incurred $2.0 million of costs associated with its initial public offering.
Investment Portfolio
     As of September 30, 2006, our investment portfolio, including cash and cash equivalents, totaled $639.6 million, an increase of 28.4% from September 30, 2005. Our fixed maturity securities are primarily classified as held-to-maturity, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. Our equity securities, including redeemable preferred stocks, are classified as available-for-sale, as defined by SFAS 115. These securities are reported at fair value.
     The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2006 is shown in the following table.

		Percentage of
	Carrying Value	Portfolio
	(in thousands)
Fixed maturity securities:
State and political subdivisions	$299,278	46.8%
Mortgage-backed securities	117,062	18.3%
U.S. Treasury securities and obligations of U.S. Government agencies	79,162	12.4%
Corporate bonds	22,700	3.5%
Asset-backed securities	5,884	0.9%
Redeemable preferred stocks	633	0.1%

Total fixed maturity securities	524,719	82.0%

Equity securities:
Common stocks	49,377	7.7%
Nonredeemable preferred stocks	3,679	0.6%

Total equity securities	53,056	8.3%

Cash and cash equivalents	61,778	9.7%

Total investments, including cash and cash equivalents	$639,553	100.0%

     We regularly evaluate our investment portfolio to identify other-than-temporary impairments in the fair values of the securities held in our investment portfolio. As of September 30, 2006, there were no other-than-temporary declines in the fair values of the securities held in our investment portfolio. The tax-equivalent investment yield on our investment portfolio was 5.4% per annum as of September 30, 2006.
     In 2006, we began a strategic review of our investment management and related policies. As a result of this review, we have revised our investment guidelines. Under our revised guidelines, the market value of the equity securities in our investment portfolio will range from 20% and 30% of shareholders’ equity, plus redeemable preferred stock, at the end of the most recently completed fiscal year. Under our prior investment guidelines, the portion of our investment portfolio invested in equity securities was limited to 12% of the carrying value and 15% of the market value of the total portfolio. As a result of the changes in our investment guidelines, we expect to hold a smaller percentage of our investment portfolio in equity securities. In anticipation of the change in our investment guidelines, we sold all equity securities in our investment portfolio. These sales began in the third quarter and were completed in the fourth quarter of 2006. As a result of our intention to sell all of our equity securities, we recognized $1.3 million of unrealized losses on equity securities held as of September 30, 2006. We will record a net realized gain in the fourth quarter of 2006 resulting from this sale of the remaining equity securities.
     In connection with the review of our investment guidelines, we have retained Prudential Investment Management, Inc., a registered investment advisory firm and a wholly owned subsidiary of Prudential Financial Inc. to manage our portfolio of fixed maturity securities effective November 1, 2006.
     As described above, we presently intend to reposition the equity portion of our investment portfolio to consist of a combination of exchange-traded index funds and an externally managed portfolio of individual equity securities. To achieve this repositioning, we have purchased approximately $21.0 million of value-oriented, equity index funds. Until such time as a new equity portfolio manager is appointed, we may purchase additional equity index funds to bring the percentage of our total portfolio invested in equity securities within our current investment guidelines.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.
     As described above in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio,” in the third quarter of 2006, we revised our investment guidelines related to equity securities. Under our revised guidelines, the market value of the equity securities in our investment portfolio will range from 20% and 30% of shareholders’ equity, plus redeemable preferred stock, at the end of the most recently completed fiscal year. As a result of the changes in our investment guidelines, we expect to hold a smaller percentage of our investment portfolio in equity securities. In anticipation of the change in our investment guidelines, we sold all equity securities in our investment portfolio. These sales began in the third quarter and were completed in the fourth quarter of 2006. We will appoint a new equity portfolio manager in the fourth quarter of 2006.
     As described above, we have invested approximately $21.0 million in value-oriented, exchange-traded index funds. Until a new equity portfolio manager is appointed, we may invest additional funds in value-oriented, equity index funds to bring the portion of our total investment portfolio invested in equity securities within our current investment guidelines.
     For additional information regarding the Company’s exposure to certain market risks, see Item 7A. “—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC.
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
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit No.	Description
10.1	Employment Agreement, dated September 1, 2006, by and between the Registrant and David O. Narigon (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 6, 2006)

10.2	Employment Agreement, effective September 25, 2006, by and between the Registrant and Todd Walker (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed September 6, 2006)

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Geoffrey R. Banta filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and Geoffrey R. Banta filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

October 31, 2006	/s/ C. Allen Bradley, Jr. C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

October 31, 2006	/s/ Geoffrey R. Banta Geoffrey R. Banta
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement, dated September 1, 2006, by and between the Registrant and David O. Narigon (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 6, 2006)

10.2	Employment Agreement, effective September 25, 2006, by and between the Registrant and Todd Walker (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed September 6, 2006)

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Geoffrey R. Banta filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and Geoffrey R. Banta filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002