Form 10-K
period 2006-12-31
AMERISAFE INC
filed 2007-03-05
CIK 1018979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
Commission File Number: 000-51520
AMERISAFE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Texas	75-2069407
(State of Incorporation)	(I.R.S. Employer Identification Number)

2301 Highway 190 West, DeRidder, Louisiana	70634
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (337) 463-9052
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $120.1 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.
     As of February 20, 2007, there were 18,708,898 shares of the Registrant’s common stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	increased competition on the basis of coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation;

•	the cyclical nature of the workers’ compensation insurance industry;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	changes in rating agency policies or practices;

•	changes in the availability, cost or quality of reinsurance and the failure of our reinsurers to pay claims in a timely manner or at all;

•	negative developments in the workers’ compensation insurance industry;

•	decreased level of business activity of our policyholders;

•	decreased demand for our insurance;

•	changes in regulations or laws applicable to us, our policyholders or the agencies that sell our insurance;

•	changes in legal theories of liability under our insurance policies;

•	developments in capital markets that adversely affect the performance of our investments;

•	loss of the services of any of our senior management or other key employees;

•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	changes in general economic conditions, including interest rates, inflation and other factors.
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
     Hazardous industry employers tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. For example, our construction employers generally paid premium rates equal to $7.78 per $100 of payroll to obtain workers’ compensation coverage for all of their employees in 2006.
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
     In November 2006, we completed a public offering of 9,071,576 shares of common stock. All of these shares were offered by existing shareholders. We did not receive any of the proceeds from this offering.
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

Competitive Advantages
     We believe we have the following competitive advantages:
     Focus on Hazardous Industries. We have extensive experience insuring employers engaged in hazardous industries and have a history of profitable underwriting in these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 91.1% in 2006, 90.6% in 2005 and 93.0% in 2004.
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
     Specialized Underwriting Expertise. Based on our 21-year underwriting history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools to assist our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new business. We do not delegate underwriting authority to agencies that sell our insurance or to any other third party.
     Comprehensive Safety Services. We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention and encourage the safest workplaces possible by deploying experienced field safety professionals, or FSPs, to our policyholders’ worksites. In 2006, more than 94.0% of our new voluntary business policyholders were subject to pre-quotation safety inspections. We perform periodic on-site safety surveys on all of our voluntary business policyholders.
     Proactive Claims Management. Our employees manage substantially all of our open claims in-house utilizing our intensive claims management practices that emphasize a personal approach and quality, cost-effective medical treatment. We currently average 56 open indemnity claims per field case manager, or FCM, which we believe is significantly less than the industry average. We believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation and more rapidly close claims, all of which ultimately lead to lower overall costs.
Strategy
     We intend to pursue profitable growth and favorable returns on equity using the following strategies:
     Expand in our Existing Markets. Our current market share in each of the six states where we derived 5.0% or more of our gross premiums written in 2006 did not exceed 5.0% of the workers’ compensation market in that state, based on data received from the National Association of Insurance Commissioners, or the NAIC. Competition in our target markets is fragmented by state and employer industry focus. We believe that our specialized underwriting expertise and safety, claims and audit services position us to profitably increase our market share in our existing principal markets, with minimal increase in field service employees.
     Prudent and Opportunistic Geographic Expansion. While we actively market our insurance in 31states and the District of Columbia, 44.2% of our voluntary in-force premiums were generated in the six states where we derived 5% or more of our gross premiums written in 2006. We are licensed in an additional 14 states and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so. In late 2006, we expanded our operations into selected areas of Nevada and Colorado.

     Focus on Underwriting Profitability. We intend to maintain our underwriting discipline and profitability throughout market cycles. Our strategy is to focus on underwriting workers’ compensation insurance in hazardous industries and to maintain adequate rate levels commensurate with the risks we underwrite. We will also continue to strive for improved risk selection and pricing, as well as reduced frequency and severity of claims through comprehensive workplace safety reviews, effective medical cost containment measures and rapid closing of claims through personal, direct contact with our policyholders and their employees.
     Leverage Existing Information Technology. We believe our customized information system, ICAMS, significantly enhances our ability to select risk, write profitable business and cost-effectively administer our billing, claims and audit functions. We also believe our infrastructure is scalable and will enable us to accommodate our anticipated premium growth at current staffing levels and at minimal cost, which should have a positive effect on our expense ratio over time as we grow our premium base.
     Maintain Capital Strength. We plan to manage our capital to achieve our growth and profitability goals while maintaining a prudent operating leverage for our insurance company subsidiaries. To accomplish this objective, we intend to maintain underwriting profitability throughout market cycles, use a substantial portion of the proceeds of our initial public offering toward the judicious growth of our business, optimize our use of reinsurance and maximize an appropriate risk adjusted return on our growing investment portfolio.
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
     Workers’ compensation was the fourth-largest property and casualty insurance line in the United States in 2005, according to A.M. Best. Direct premiums written in 2005 for the workers’ compensation insurance industry were $56 billion, and direct premiums written for the property and casualty industry as a whole were $489 billion, according to A.M. Best. According to the most recent market data reported by the National Council on Compensation Insurance, Inc., or the NCCI, which is the official ratings bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business was $16 billion. Total premiums reported for all occupational class codes reported by the NCCI for these same jurisdictions was $39 billion.

     Outlook. We believe the challenges faced by the workers’ compensation insurance industry over the past decade have created significant opportunity for workers’ compensation insurers to increase the amount of business that they write. The year 2002 marked the first year in five years that private carriers in the property and casualty insurance industry experienced an increase in annual after-tax returns on surplus, including capital gains, according to NCCI. Workers’ compensation insurance industry calendar year combined ratios declined for the first time in seven years, falling from 122% (with 1.9% attributable to the September 11, 2001 terrorist attacks) to 105% in 2004 as premium rates have increased and claims frequency has declined. In addition, claims frequency has declined. From 1991 through 2004, the cumulative decline in lost-time claims frequency was 45.8%. The NCCI estimates that lost-time claims frequency declined an additional 4.5% in 2005. We believe that opportunities remain for us to provide needed underwriting capacity at attractive rates and upon terms and conditions more favorable to insurers than in the past.
Policyholders
     As of December 31, 2006, we had more than 6,800 voluntary business policyholders with an average annual workers’ compensation policy premium of $40,673. As of December 31, 2006, our ten largest voluntary business policyholders accounted for 2.6% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 91.1% in 2006, 90.6% in 2005 and 93.0% in 2004.
     In addition to our voluntary workers’ compensation business, we underwrite workers’ compensation policies for employers assigned to us and assume reinsurance premiums from mandatory pooling arrangements, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. In addition, we separately underwrite general liability insurance policies for our workers’ compensation policyholders in the logging industry on a select basis. Our assigned risk business fulfills our statutory obligation to participate in residual market plans in six states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2006, our assigned risk business accounted for 3.6% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 1.3% of our gross premiums written. In addition, our general liability insurance business accounted for 0.7% of our gross premiums written for the year ended December 31, 2006.
Targeted Industries
     We provide workers’ compensation insurance primarily to employers in the following targeted hazardous industries:
     Construction. Includes a broad range of operations such as highway and bridge construction, building and maintenance of pipeline and powerline networks, excavation, commercial construction, roofing, iron and steel erection, tower erection and numerous other specialized construction operations. In 2006, our average policy premium for voluntary workers’ compensation within the construction industry was $42,338, or $7.78 per $100 of payroll.
     Trucking. Includes a large spectrum of diverse operations including contract haulers, regional and local freight carriers, special equipment transporters and other trucking companies that conduct a variety of short- and long-haul operations. In 2006, our average policy premium for voluntary workers’ compensation within the trucking industry was $47,097, or $7.61per $100 of payroll.
     Logging. Includes tree harvesting operations ranging from labor intensive chainsaw felling and trimming to sophisticated mechanized operations using heavy equipment. In 2006, our average policy premium for voluntary workers’ compensation within the logging industry was $21,182, or $17.02 per $100 of payroll.
     Agriculture. Including crop maintenance and harvesting, grain and produce operations, nursery operations, meat processing and livestock feed and transportation. In 2006, our average policy premium for voluntary workers’ compensation within the agricultural industry was $28,651, or $9.35 per $100 of payroll.

     Oil and Gas. Including various oil and gas activities including gathering, transportation, processing, production and field service operations. In 2006, our average policy premium for voluntary workers’ compensation within the oil and gas industry was $58,860, or $5.77 per $100 of payroll.
     Maritime. Including ship building and repair, pier and marine construction, inter-coastal construction and stevedoring. In 2006, our average policy premium for voluntary workers’ compensation within the maritime industry was $55,787, or $9.24 per $100 of payroll.
     Sawmills. Including sawmills and various other lumber-related operations. In 2006, our average policy premium for the sawmill industry was $30,654, or $7.27 per $100 of payroll.
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
     In addition to workers’ compensation insurance, we also offer general liability insurance coverage only to our workers’ compensation policyholders in the logging industry on a select basis. As of December 31, 2006, less than 1.0% of our voluntary in-force premiums were derived from general liability policies.
     Gross premiums written during the years ended December 31, 2006, 2005 and 2004 and the allocation of those premiums among the hazardous industries we target are presented in the table below.

				Percentage of
	Gross Premiums Written			Gross Premiums Written
	2006	2005	2004	2006	2005	2004
	(In thousands)
Voluntary business:
Construction	$132,083	$117,134	$101,298	39.7%	40.3%	38.3%
Trucking	70,221	59,348	57,822	21.1%	20.4%	21.8%
Logging	24,553	26,324	30,340	7.4%	9.0%	11.5%
Agriculture	13,681	13,119	11,203	4.1%	4.5%	4.2%
Oil and Gas	10,578	8,035	7,226	3.2%	2.8%	2.7%
Maritime	9,180	7,262	5,909	2.8%	2.5%	2.2%
Sawmills	4,260	4,441	5,566	1.3%	1.5%	2.1%
Other	51,547	34,382	28,117	15.5%	11.8%	10.6%

Total voluntary business	316,103	270,045	247,481	95.1%	92.8%	93.4%

Assigned risk business	11,936	13,924	9,431	3.6%	4.8%	3.6%
Assumed premiums	4,452	6,922	8,050	1.3%	2.4%	3.0%

Total	$332,491	$290,891	$264,962	100.0%	100.0%	100.0%

Geographic Distribution
     We are licensed to provide workers’ compensation insurance in 45 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with no more than 9.1% of our gross premiums written in 2006 derived from any one state. The table below identifies, for the years ended December 31, 2006, 2005 and 2004, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the years presented.

	Percentage of Gross Premiums Written
	Year Ended December 31,
State	2006	2005	2004
Georgia	9.1%	10.5%	9.5%
Louisiana	8.9%	8.3%	10.6%
North Carolina	7.5%	6.7%	6.3%
Florida	6.5%	5.9%	4.9%
Virginia	6.1%	5.3%	5.2%
Texas	5.8%	5.0%	6.5%
Pennsylvania	4.8%	5.3%	4.5%
Illinois	4.6%	5.4%	6.4%
South Carolina	4.5%	4.9%	4.6%
Alaska	4.4%	5.3%	4.4%
Minnesota	4.4%	4.2%	3.6%
Oklahoma	4.4%	4.1%	3.3%
Tennessee	4.2%	4.2%	3.9%
Mississippi	4.2%	3.5%	3.9%
Arkansas	3.8%	3.9%	4.7%
Wisconsin	2.9%	3.5%	3.3%
Sales and Marketing
     We sell our workers’ compensation insurance through agencies. As of December 31, 2006, our insurance was sold through more than 2,400 independent agencies and our wholly owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 24 states. We are selective in establishing and maintaining relationships with independent agencies. We establish and maintain relationships only with those agencies that provide quality application flow from prospective policyholders that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Our average commission rate for our independent agencies was 6.9% for the year ended December 31, 2006. We pay our insurance agency subsidiary a commission rate of 8.0% . Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.
     As of December 31, 2006, independent agencies accounted for 84.7% of our voluntary in-force premiums, and no independent agency accounted for more than 1.1% of our voluntary in-force premiums at that date.

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
     Our underwriting professionals participate in an incentive compensation program under which bonuses are paid quarterly based upon achieving premium underwriting volume and loss ratio targets. The determination of whether targets have been satisfied is made 30 months after the relevant incentive compensation period.
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
     We obtain approval of our rates, including our LCMs, from state regulatory authorities. To maintain rates at profitable levels, we regularly monitor and adjust our LCMs. The effective LCM for our voluntary business was 1.54 for 2006, 1.56 for policy year 2005, 1.53 for policy year 2004, 1.43 for policy year 2003, and 1.37 for policy year 2002. If we are unable to charge rates in a particular state or industry to produce satisfactory results, we seek to control and reduce our premium volume in that state or industry and redeploy our capital in other states or industries that offer greater opportunity to earn an underwriting profit.

Safety
     Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turn-over, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our field safety professionals, or FSPs, travel to employers’ worksites to perform these safety inspections. This initial in-depth analysis allows our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2006, more than 94% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policyholders were not inspected prior to a premium quote for a variety of reasons, including small premium size or the policyholder was previously a policyholder subject to our safety inspections.
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
     Our FSPs participate in an incentive compensation program under which bonuses are paid quarterly based upon an FSP’s production and their policyholders’ aggregate loss ratios. The results are measured 30 months after the inception of the subject policy period.
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
     Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided and will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2006, we averaged 56 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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
Premium Audits
     We conduct premium audits on all of our voluntary business policyholders annually, upon the expiration of each policy, including when the policy is renewed. The purpose of these audits is to verify that policyholders have accurately reported their payroll expenses and employee job classifications, and therefore have paid us the premium required under the terms of their policies. In addition to annual audits, we selectively perform interim audits on certain classes of business if significant or unusual claims are filed or if the monthly reports submitted by a policyholder reflect a payroll pattern or other aberrations that cause underwriting, safety or fraud concerns. We also mitigate against potential losses from underreporting of premium or delinquent premium payment by collecting a deposit from the policyholder at the inception of the policy, typically representing 15% of the total estimated annual premium, which deposit can be utilized to offset losses from non-payment of premium.
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
     When a claim is reported, we establish an initial case reserve for the estimated amount of our loss based on our estimate of the most likely outcome of the claim at that time. Generally, a case reserve is established within 14 days after the claim is reported and consists of anticipated medical costs, indemnity costs and specific adjustment expenses, which we refer to as defense and cost containment expenses, or DCC expenses. At any point in time, the amount paid on a claim, plus the reserve for future amounts to be paid, represents the estimated total cost of the claim, or the case incurred amount. The estimated amount of loss for a reported claim is based upon various factors, including:
•	type of loss;

•	severity of the injury or damage;

•	age and occupation of the injured employee;

•	estimated length of temporary disability;

•	anticipated permanent disability;

•	expected medical procedures, costs and duration;

•	our knowledge of the circumstances surrounding the claim;

•	insurance policy provisions related to the claim, including coverage;

•	jurisdiction of the occurrence; and

•	other benefits defined by applicable statute.
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
     In establishing reserves, we rely on the analysis of our more than 148,000 claims in our 21-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.
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

     As of December 31, 2006, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $412.4 million, which includes $9.5 million in reserves for mandatory pooling arrangements as reported by the pool administrators. This estimate was derived from the process and methodology described above which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates.
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
     We prepared a sensitivity analysis of our net loss and DCC expense reserve as of December 31, 2006 by analyzing the effect of reasonably likely changes to the assumptions used in deriving our estimates. Since the base estimate for our net loss and DCC expense reserve is derived from the outcomes of the six actuarial methodologies discussed above, the most significant assumption in establishing our reserve is the adjustment of and emphasis on those methods that we believe are most appropriate.
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

	As of December 31, 2006
			Mandatory
	Loss and		Pooling
	DCC Expenses	AO	Arrangements	Total
	(In thousands)
Low end of range	$351,250	$18,903	$9,478	$379,631
Net reserve	383,987	18,903	9,478	412,368
High end of range	384,580	18,903	9,478	412,961
     The resulting range derived from this sensitivity analysis would have increased net reserves by $593,000 or decreased net reserves by $32.7 million, at December 31, 2006. The increase would have reduced net income and stockholders’ equity by $385,000. The decrease would have increased net income and stockholders’ equity by $21.3 million. A change in our net loss and DCC expense reserve would not have an immediate impact on our liquidity, but would affect cash flow in future periods as the losses are paid.

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
Reconciliation of Loss Reserves
     The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2006, 2005 and 2004, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Balance, beginning of period	$484,485	$432,880	$377,559
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	120,232	189,624	194,558

Net balance, beginning of period	364,253	243,256	183,001

Add incurred related to:
Current year	201,711	182,174	160,773
Prior years	(2,227)	8,673	13,413
Loss on Converium commutation	—	13,209	—

Total incurred	199,484	204,056	174,186

Less paid related to:
Current year	41,002	42,545	40,312
Prior years	110,367	96,620	73,619

Total paid	151,369	139,165	113,931

Add effect of Converium commutation (1)	—	56,106	—

Net balance, end of period	412,368	364,253	243,256

Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	106,810	120,232	189,624

Balance, end of period	$519,178	$484,485	$432,880

(1)	The total payment from Converium was $61.3 million, of which $56.1 million was for ceded reserves and $5.2 million was for paid recoverables as of June 30, 2005.
     Our gross reserves for loss and loss adjustment expenses of $519.2 million as of December 31, 2006 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2006, we had 5,694 open claims, with an average of $91,180 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2006, 6,581 new claims were reported, and 6,942 claims were closed.
     As of December 31, 2005, our gross reserves for loss and loss adjustment expenses were $484.5 million. The increase in our reserves from December 31, 2005 to December 31, 2006 was due to our premium growth during this time period, partially offset by favorable development in prior accident years. As of December 31, 2005, we had 6,055 open claims, with an average of $80,014 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2005, 7,073 new claims were reported, and 6,702 claims were closed.

     As of December 31, 2004, our gross reserves for loss and loss adjustment expenses were $432.9 million. The increase in our reserves from December 31, 2004 to December 31, 2005 was due to our premium growth during this time period, offset by an increase in paid loss and loss adjustment expenses related to prior years. As of December 31, 2004, we had 5,684 open claims, with an average of $76,158 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2004, 7,015 new claims were reported, and 7,086 claims were closed.
Loss Development
     The table below shows the net loss development for business written each year from 1996 through 2006. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.
     The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 1996, it was estimated that $44.0 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 1996, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $44.0 million as of December 31, 1996, by December 31, 2006 (ten years later) $39.7 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 1996.
     The “cumulative redundancy/(deficiency)” represents, as of December 31, 2006, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.
Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(In thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$43,952	$55,096	$43,625	$72,599	$86,192	$119,020	$152,908	$183,001	$243,256	$364,253	$412,368
Net reserve estimated as of:
One year later	35,447	54,036	49,098	75,588	96,801	123,413	155,683	196,955	265,138	362,026
Two years later	34,082	60,800	50,764	82,633	98,871	116,291	168,410	217,836	262,601
Three years later	34,252	63,583	57,750	86,336	92,740	119,814	187,225	218,217
Four years later	35,193	68,754	59,800	86,829	93,328	132,332	189,098
Five years later	38,318	69,610	60,074	87,088	101,417	134,836
Six years later	38,339	70,865	61,297	90,156	104,716
Seven years later	39,459	70,684	61,578	91,170
Eight years later	38,888	70,577	62,484
Nine years later	39,249	71,023
Ten years later	39,654
Net cumulative redundancy (deficiency)	$4,298	$(15,930)	$(18,859)	$(18,571)	$(18,524)	$(15,816)	$(36,190)	$(35,216)	$(19,345)	$2,227

	Year Ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(In thousands)
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	19,143	35,005	26,140	45,095	51,470	51,114	66,545	73,783	$40,514	$110,369
Two years later	27,843	46,735	37,835	62,141	62,969	71,582	101,907	65,752	97,091
Three years later	30,766	54,969	45,404	67,267	70,036	84,341	73,391	99,829
Four years later	32,576	60,249	48,184	70,894	73,680	42,919	96,884
Five years later	34,765	62,361	50,045	72,744	38,939	59,194
Six years later	35,313	64,296	50,831	58,809	49,141
Seven years later	36,367	64,659	51,863	62,550
Eight years later	36,379	64,289	52,796
Nine years later	35,870	65,002
Ten years later	36,364
Net reserve — December 31	$43,952	$55,096	$43,625	$72,599	$86,192	$119,020	$152,908	$183,001	$243,256	$364,253	$412,368
Reinsurance recoverables	9,525	12,463	37,086	183,818	293,632	264,013	193,634	194,558	189,624	120,232	106,810

Gross reserve — December 31	$53,477	$67,559	$80,711	$256,417	$379,824	$383,033	$346,542	$377,559	$432,880	$484,485	$519,178

Net re-estimated reserve	$39,654	$71,023	$62,484	$91,170	$104,716	$134,836	$189,098	$218,217	$262,601	$362,026
Re-estimated reinsurance recoverables	26,733	34,133	123,405	282,099	385,387	347,701	274,487	217,689	178,213	115,076

Gross re-estimated reserve	$66,387	$105,156	$185,889	$373,269	$490,103	$482,537	$463,585	$435,906	$440,814	$477,102

Gross cumulative redundancy (deficiency)	$(12,910)	$(37,597)	$(105,178)	$(116,852)	$(110,279)	$(99,504)	$(117,043)	$(58,347)	$(7,934)	$7,383

     Our net cumulative redundancy (deficiency) set forth in the table above is net of amounts recoverable from our reinsurers, including Reliance Insurance Company, one of our former reinsurers. In 2001, Reliance was placed under regulatory supervision by the Pennsylvania Insurance Department and was subsequently placed into liquidation. As a result, we recognized losses related to uncollectible amounts due from Reliance of $770,000 in 2005, $260,000 in 2004, $1.3 million in 2003, $2.0 million in 2002 and $17.0 million in 2001.
Investments
     We derive net investment income from our invested assets. As of December 31, 2006, the carrying value of our investment portfolio, including cash and cash equivalents, was $665.5 million and the fair value of the portfolio was $659.7 million.
     Our investment strategy is to maximize after tax income and total return on invested assets while maintaining high quality and low risk investments within the portfolio. We pay investment management fees based on the market value of assets under management. The investment committee of our board of directors has established investment guidelines and periodically reviews portfolio performance for compliance with our guidelines.
     In 2006 we began a strategic review of our investment management and related policies. As a result of this review, we retained Prudential Investment Management, Inc., a registered investment advisory firm and a subsidiary of Prudential Financial, Inc., to manage our portfolio of fixed maturity securities effective as of November 1, 2006. Prior to November 1, 2006, our investment portfolio was managed by Hibernia Asset Management, LLC.

     Additionally, our strategic investment review resulted in two changes regarding our equity investments. First, we changed the benchmark for the market value of our holdings of equity securities, from not more than 15% of our total investment portfolio, to a range from 20% to 30% of shareholders’ equity, plus redeemable preferred stock, at the end of the most recently completed fiscal year. Our second change was to restructure our equity portfolio such that it would be composed of passively managed investments in equity indexes along with a portion of actively managed equity positions. As a result of this second change, we sold all of the securities in our equity portfolio in September and October of 2006 and invested $21.1 million, or 11.5% of shareholders’ equity plus redeemable preferred stock at the end of the most recent fiscal year, into three value-based exchange traded funds. In 2007, we may purchase more index funds, or we may retain the services of a third-party equity portfolio manager to actively manage a portion of the equity portfolio.
     See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investments” for further information on the composition and results of our investment portfolio.
     The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the annualized tax-equivalent yield for the year ended December 31, 2006 based on the carrying value of each category as of December 31, 2006:

			Annualized
		Percentage	Tax-Equivalent
	Carrying Value	of Portfolio	Yield
	(In thousands)
Fixed maturity securities:
State and political subdivisions	$365,282	54.9%	5.9%
Mortgage-backed securities	117,456	17.6%	5.6%
U.S. Treasury securities and obligations of U.S. Government agencies	78,817	11.8%	5.2%
Corporate bonds	21,123	3.2%	5.2%
Asset-backed securities	32,436	4.9%	5.4%

Total fixed maturity securities	615,114	92.4%	5.7%
Equity securities	23,666	3.6%	2.0%
Cash and cash equivalents	26,748	4.0%	4.3%

Total investments, including cash and cash equivalents	$665,528	100%

     As of December 31, 2006, our fixed maturity securities had a carrying value of $615.1 million, which represented 92.4% of the carrying value of our investments, including cash and cash equivalents. For the 12 months ended December 31, 2006, the pre-tax investment yield of our investment portfolio was 4.1% per annum.

     The gross unrealized gains and losses on, and the cost and fair value of, our investment portfolio as of December 31, 2006 are summarized as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Fixed maturity securities, held-to-maturity	$615,114	$1,294	$7,140	$609,268
Equity securities, available-for-sale	22,157	1,509	—	23,666

Totals	$637,271	$2,803	$7,140	$632,934

     The amortized cost for the fixed maturity securities classified as held-to-maturity includes an unamortized gain of $4.7 million. This gain resulted in 2004 from the difference between each security’s par value and fair value at the date of transfer from available-to-sale to held-to-maturity and is being amortized as a yield adjustment over the respective security’s life.
     The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2006, as rated by Standard and Poor’s.

Percentage
of Total
Credit Rating	Carrying Value
“AAA”	88.3%
“AA”	8.2%
“A”	2.2%
“BBB”	1.3%

Total	100.0%

     As of December 31, 2006, the average composite rating of our fixed maturity securities was “AAA.” .
     The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2006. For securities that are redeemable at the option of the issuer and have a carrying value that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a carrying value that is less than par value, the maturity used for the table below is the final maturity date.

	As of December 31, 2006
Remaining Time to Maturity	Carrying Value	Percentage
	(In thousands)
Less than one year	$65,427	10.6%
One to five years	225,135	36.6%
Five to ten years	88,160	14.3%
More than ten years	86,500	14.1%
Mortgage-backed securities	117,456	19.1%
Asset-backed securities	32,436	5.3%

Total	$615,114	100.0%

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
     We believe reinsurance is critical to our business. Our reinsurance purchasing strategy is to protect against unforeseen and/or catastrophic loss activity that would adversely impact our income and capital base. We only select financially strong reinsurers with an A.M. Best rating of “A” (Excellent) or better at the time we enter into a reinsurance contract. In addition, to minimize our exposure to significant losses from reinsurer insolvencies, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk on a continual basis. We do not purchase finite reinsurance.
2007 Excess of Loss Reinsurance Treaty Program
     Effective January 1, 2007, we entered into a new excess of loss reinsurance treaty program related to our voluntary and assigned risk business that applies to losses incurred between January 1, 2007 and the date on which our reinsurance agreements are terminated. Our reinsurance treaty program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to a maximum of $10.0 million for any single claimant for the first four layers and $5.0 million for any single claimant for the fifth layer, subject to applicable deductibles, retentions and aggregate limits. We currently have 16 reinsurers participating in our 2007 reinsurance treaty program. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, our reinsurers may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or the issuance of letters of credit to us. If security is required because of a ratings downgrade, the form of security must be mutually agreed between the reinsurer and us.
     Our 2007 reinsurance treaty program provides coverage in the following five layers:
•	First Layer. Affords coverage up to $3.0 million for each loss occurrence in excess of $2.0 million, which is retained by us. We are subject to an annual aggregate deductible of approximately $6.0 million for losses between $2.0 million and $5.0 million before our reinsurers are obligated to reimburse us. This layer also affords coverage for up to an aggregate of $3.0 million for certain losses caused by terrorism. The aggregate limit for all claims under this layer is approximately $51.0 million. The annual aggregate deductible and aggregate limit are calculated as a percentage of subject premium.

•	Second Layer. Affords coverage up to $5.0 million for each loss occurrence in excess of $5.0 million. The aggregate limit to all claims, including terrorism, under this layer is $15.0 million.

•	Third Layer. Affords coverage up to $10.0 million for each loss occurrence in excess of $10.0 million. The aggregate limit for all claims, including terrorism, under this layer is $20.0 million.

•	Fourth Layer. Affords coverage up to $10.0 million for each loss occurrence in excess of $20.0 million. The aggregate limit for all claims, including terrorism, under this layer is $20.0 million.

•	Fifth Layer. Affords coverage up to $20.0 million for each loss occurrence in excess of $30.0 million. The aggregate limit for all claims, including terrorism, under this layer is $40.0 million.

     The agreements under our 2007 reinsurance treaty program may be terminated by us or our reinsurers upon 90 days prior notice on any December 31. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements.
The table below sets forth the reinsurers participating in our 2007 reinsurance program:

A.M. Best
Reinsurer	Rating
Allied World Assurance Company Ltd.	A
Aspen Insurance UK Limited	A
Arch Reinsurance Company	A
AXA RE	A
AXIS Reinsurance Company	A
BRIT Insurance Limited/Danish Re Underwriting Agencies ApS	A
BRIT Syndicates Limited (1)	A
Chaucer Syndicates Limited/Chaucer Underwriting (1)	A
Danish Re Syndicate/Danish Re Underwriting Agencies ApS (1)	A
Federal Insurance Company/Harbor Point Services, Inc.	A++
Hannover Ruckversicherungs-Aktiengesellschaft	A
Liberty Syndicate Management Limited (1)	A
M.J. Harrington Syndicate (1)	A
Partner Reinsurance Company of the U.S	A+
Tokio Millenium Re Ltd.	A+
XL Reinsurance America Inc.	A+

(1)	Member of Lloyd’s of London syndicate.
     Due to the nature of reinsurance, we have receivables from reinsurers that apply to accident years prior to 2006. The table below summarizes our amounts recoverable from reinsurers as of December 31, 2006.

	A.M. Best	Amount Recoverable as
Reinsurer	Rating	of December 31, 2006
		(In thousands)
Munich Reinsurance America, Inc.	A	$23,737
Odyssey America Reinsurance Company	A	19,750
St. Paul Fire and Marine Insurance Company	A+	10,885
Clearwater Insurance Company	A	9,795
SCOR Reinsurance Company	A–	7,144
Converium Reinsurance (North America)	B+	6,193
Hannover Ruckversicherungs-Aktiengesellschaft (1)	A	5,792
Aspen Insurance UK Limited (1)	A	5,643
Partner Reinsurance Company of the U.S (1)	A+	3,794
American National Insurance Company	A+	3,007
Other (22 reinsurers)	—	13,863

Total		$109,603

(1)	Current participant in our 2007 reinsurance program.

Terrorism Reinsurance
     The Terrorism Risk Insurance Act of 2002 (the “2002 Act”) was enacted in response to the events of September 11, 2001 and has been extended by the Terrorism Risk Insurance Extension Act of 2005 (the “2005 Act”). Both the 2002 Act and the 2005 Act were designed to ensure the availability of insurance coverage for losses resulting from certain acts of terrorism in the United States. The 2005 Act continues a federal program established under the 2002 Act through the end of 2007. This program provides federal reimbursement to insurance companies for a portion of their losses arising from certain acts of terrorism and requires insurance companies to offer coverage for such acts. The program only applies to insured losses arising out of acts of terrorism committed on behalf of foreign persons or foreign interests that are certified as “acts of terrorism” by the Secretary of the Treasury. In addition, the program does not provide any reimbursement for any portion of aggregate industry-wide insured losses from certified acts of terrorism that exceed $100.0 billion in any one year and is subject to certain other limitations and restrictions.
     For insured losses in 2007, each insurance company is responsible for a statutory deductible under the 2005 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2007, the U.S. Federal Government will reimburse 85% of an insurance company’s covered losses over the statutory deductible. In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceed $100.0 million for any act of terrorism occurring in 2007. However, there is no relief from the requirement under the 2005 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.
     Under the 2005 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in all their commercial property and casualty policies, including workers’ compensation policies. Moreover, even in the absence of this federal law requirement, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological or chemical agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our 2007 reinsurance treaty program that affords coverage for up to $50 million for losses arising from terrorism or nuclear, biological and chemical attacks, subject to the deductibles, retentions and aggregate limits.
Technology
     We view our internally developed and purchased management information systems as an integral part of our operations and make a substantial ongoing investment in improving our systems. We provide our field premium auditors, field safety professionals and field case managers with computer and communication equipment to more timely and efficiently complete the underwriting process. This technology also helps to facilitate communication and to report and monitor claims. All of our systems development and infrastructure operation and maintenance is performed by our information technology professionals, with limited assistance from outside vendors.
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

     CLAIMExpert. CLAIMExpert is a purchased application utilized by our claims department to assist in work flow management. The application distributes all claims-related mail to the appropriate FCM. This application allows for the use of multiple cost containment vendors and routes our claims-related invoices. CLAIMExpert also serves as the file repository for claims-related mail and documents and is web accessible by our authorized users.
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
     Freedom Reinsurance System (FRS). FRS is a Fiserv product that provides ceded reinsurance processing. Functions performed by FRS include treaty information management, ceded loss billing and collection and reinsurance accounting.
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
Competition
     The insurance industry, in general, is highly competitive and there is significant competition in the workers’ compensation insurance industry. Competition in the insurance business is based on many factors, including premium rates, policy terms, coverage availability, claims management, safety services, payment terms, types of insurance offered, overall financial strength, financial ratings assigned by independent rating organizations, such as A.M. Best, and reputation. Some of the insurers with which we compete have significantly greater financial, marketing and management resources and experience than we do. We may also compete with new market entrants in the future.

     We believe the workers’ compensation market for the hazardous industries we target is underserved and competition is fragmented and not dominated by one or more competitors. Our competitors include other insurance companies, individual self-insured companies, state insurance pools and self-insurance funds. We believe that more than 350 insurance companies participate in the workers’ compensation market. The insurance companies with which we compete vary state by state and by the industries we target.
     We believe our competitive advantages include our safety service and claims management practices, our A.M. Best rating of “A—” (Excellent) and our ability to reduce claims through implementation of our work safety programs. In addition, we believe that our insurance is competitively priced and our premium rates are typically lower than those for policyholders assigned to the state insurance pools, allowing us to provide a viable alternative for policyholders in those pools.
Ratings
     Many insurance buyers and agencies use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. In February 2007, A.M. Best announced that it had affirmed our financial strength rating of “A—” (Excellent) by A.M. Best. An “A—” rating is the fourth highest of 15 rating categories used by A.M. Best. The rating has a stable outlook for AMERISAFE and our insurance company subsidiaries.
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
Employees
     As of December 31, 2006, we had 448 full-time employees and three part-time employees. None of our employees is subject to collective bargaining agreements. We believe that our employee relations are good.
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

State Insurance Department Examinations
     We are subject to periodic examinations by state insurance departments in the states in which we operate. The Louisiana Department of Insurance generally examines each of its domiciliary insurance companies on a triennial basis. American Interstate Insurance Company and Silver Oak Casualty, Inc. underwent an examination in the first half of 2006 that covered calendar years 2001 through 2005. We have not received a final report regarding this examination. American Interstate of Texas was formed in December 2004 and began operations in January 2005. Under Texas insurance law, American Interstate of Texas will be subject to examination each year in its first three years of operations. American Interstate Insurance Company of Texas is currently undergoing an examination covering calendar years 2005 and 2006.
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
Second Injury Funds
     A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in a specific state. Our recoveries from state-managed trust funds for the years ended December 31, 2006, 2005 and 2004 were $8.3 million, $7.6 million and $8.1 million respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2006, 2005 and 2004 was $3.1million, $3.9 million and $3.6 million, respectively.

Dividend Limitations
     Under Louisiana law, American Interstate and Silver Oak Casualty cannot pay dividends to their shareholders in excess of the lesser of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period without the prior approval of the Louisiana Commissioner of Insurance. However, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. Based on reported capital and surplus at December 31, 2006, this requirement limits American Interstate’s ability to make distributions to AMERISAFE in 2007 to $19.6 million without approval by the Louisiana Department of Insurance. Further, under Texas law, American Interstate of Texas cannot pay dividends to its shareholder in excess of the greater of 10% of statutory surplus, or statutory net income, for the preceding 12-month period without the prior approval of the Texas Commissioner of Insurance.
Federal Law and Regulations
     As of December 31, 2006, we derived 2.8% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act, or the USL&H Act, and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.
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
Privacy Regulations
     In 1999, Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance companies, and require us to maintain appropriate policies and procedures for managing and protecting certain personal information of our policyholders and to fully disclose our privacy practices to our policyholders. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. In 2000, the National Association of Insurance Commissioners, or the NAIC, adopted the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of policyholder information. We have established policies and procedures intended to ensure that we are in compliance with the Gramm-Leach-Bliley related privacy requirements.

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
     For information on the Terrorism Risk Act, see “—Reinsurance—Terrorism Reinsurance.”
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
     Under Louisiana law, American Interstate and Silver Oak Casualty are required to maintain minimum capital and surplus of $3.0 million. Under Texas law, American Interstate of Texas is required to maintain minimum capital and surplus of $1.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risk factors related to it. As of December 31, 2006, American Interstate, Silver Oak Casualty, and American Interstate of Texas exceeded the minimum risk-based capital requirements.
     The key financial ratios of the NAIC’s Insurance Regulatory Information System, or IRIS, which ratios were developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators’ resources. IRIS identifies 12 industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business.

     The 2006 IRIS results for American Interstate were within expected values. Silver Oak Casualty’s ratios of net change in adjusted policyholders’ surplus and two-year reserve development to policyholders’ surplus were outside the expected ranges for such ratios. This occurred because of Silver Oak Casualty’s smaller surplus base and the impact of the Converium commutation in 2005. The results for American Interstate of Texas showed a change in net premium writings greater than the expected range. This growth was attributable to increased premiums assumed through intercompany pooling.
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
Website Information
     Our corporate website is located at www.amerisafe.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website, free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission, or the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics and charters for the standing committees of our board of directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Officers of the Registrant
     The table below sets forth information about our executive officers and key employees.

Name	Age	Position
Executive Officers
C. Allen Bradley, Jr.	55	Chairman, President and Chief Executive Officer
Geoffrey R. Banta	57	Executive Vice President and Chief Financial Officer
Craig P. Leach	57	Executive Vice President, Sales and Marketing
David O. Narigon	54	Executive Vice President
Todd Walker	50	Executive Vice President, General Counsel and Secretary
Key Employees
Allan E. Farr	48	Senior Vice President, Enterprise Risk Management
Kelly R. Goins	40	Senior Vice President, Underwriting Operations
Cynthia P. Harris	52	Senior Vice President, Human Resources/Client Services
Leon J. Lagneaux	55	Senior Vice President, Safety Operations
Henry O. Lestage, IV	46	Senior Vice President, Claims Operations
Edwin R. Longanacre	49	Senior Vice President, Information Technology
G. Janelle Frost	36	Vice President, Controller
Angela S. Lannen	61	Vice President, Treasurer

     C. Allen Bradley, Jr. has served as Chairman of our board of directors since October 2005, our President since November 2002, our Chief Executive Officer since December 2003 and a Director since June 2003. From November 2002 until December 2003 he served as our Chief Operating Officer. Since joining our company in 1994, Mr. Bradley has had principal responsibility for the management of our underwriting operations (December 2000 through June 2005) and safety services (September 2000 through November 2002) and has served as our General Counsel (September 1997 through December 2003) and Secretary (September 1997 through November 2002). Prior to joining our company, he was engaged in the private practice of law.
     Geoffrey R. Banta has served as our Executive Vice President and Chief Financial Officer since December 2003. Prior to joining our company in 2003, he held the positions of President and Chief Executive Officer from 2001 until November 2003, and Chief Operating Officer from 1996 until 2001, at Scruggs Consulting, an actuarial and management consulting firm. From 1994 to 1996, Mr. Banta was Chief Financial Officer of the Atlanta Casualty Companies, an issuer of non-standard auto insurance whose holding company was a subsidiary of American Financial Group, Inc.
     Craig P. Leach has served as our Executive Vice President, Sales and Marketing since November 2002. He has served in a variety of sales and key marketing positions within our company since beginning his insurance career with a predecessor to our company in 1980, including Senior Vice President, Sales and Marketing from 1997 until November 2002.

     David O. Narigon has served as an Executive Vice President with responsibility for Claims, Information Technology and Premium Audit since September 2006. Prior to joining our company, he provided consulting, mediation, arbitration and expert witness services to the insurance industry through his company, Narigon Consulting & Settlement Services, from March 2005 until August 2006. Prior to March 2005, Mr. Narigon was employed by EMC Insurance Companies where he held the positions of Vice President, Claims from 1988 to June 1998 and Senior Vice President, Claims from June 1998 until March 2005, and President of EMC Risk Services from 1993 until March 2005.
     Todd Walker joined our company in September 2006 as our Executive Vice President, General Counsel and Secretary. From 2002 through September 2006, he was engaged in the private practice of law. Prior to 2002, Mr. Walker held various legal positions with Ultramar Diamond Shamrock Corp., a New York Stock Exchange listed refining and marketing company, where he had been employed since 1987.
     Allan E. Farr has served as our Senior Vice President, Enterprise Risk Management since April 2004. He has been employed with our company since 1998 and served as Vice President, Underwriting Services from 1999 until 2004.
     Kelly R. Goins has served as our Senior Vice President, Underwriting Operations since March 2005. She has been employed with our company since 1986 and served as Vice President, Underwriting Operations from 2000 until March 2005.
     Cynthia P. Harris has served as our Senior Vice President, Human Resources/Client Services since January 2003. She has been employed with our company since 1977 and served as Vice President, Policyholder Services and Administration from 1992 until December 2002.
     Leon J. Lagneaux has served as our Senior Vice President, Safety Operations since March 2005. He has been employed with our company since 1994 and served as Vice President, Safety Operations from 1999 until March 2005.
     Henry O. Lestage, IV has served as our Senior Vice President, Claims Operations since September 2000. He has been employed with our company since 1987 and served as Vice President, Claims Operations from 1998 until 2000.
     Edward R. Longanacre has served as our Senior Vice President, Information Technology since March 2005. He has been employed with our company since 2000 and held the position of Vice President, Information Technology from September 2004 until March 2005 and Information Technology Director from 2000 until September 2004.
     G. Janelle Frost has served as our Controller since May 2004 and Vice President since May 2006. She has been employed with our company since 1992 and served as Assistant Vice President from May 2004 to May 2006 and Deputy Controller from 1998 to April 2004.
     Angela S. Lannen has served as our Vice President, Treasurer since January 2001. She has been employed with our company since 1999 and served as Planning and Analysis Manager from 1999 until December 2000.

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
     Rating agencies evaluate insurance companies based on their ability to pay claims. We are currently assigned a group letter rating of “A–” (Excellent) from A.M. Best, which is the rating agency that we believe has the most influence on our business. This rating is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards. A.M. Best considers “A–” rated companies to have an excellent ability to meet their ongoing obligations to policyholders. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities. Our competitive position relative to other companies is determined in part by our A.M. Best rating. Any downgrade in our rating would likely adversely affect our business through the loss of certain existing and potential policyholders and the loss of relationships with certain independent agencies.
If we are unable to obtain reinsurance on favorable terms, our ability to write policies could be adversely affected.
     We purchase reinsurance to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Our 2007 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant for the first four layers and $5.0 million for any single claimant for the fifth layer, subject to applicable deductibles, retentions and aggregate limits. Our 2007 program calls for us to retain the first $2.0 million of each loss. For losses between $2.0 million and $5.0 million, we are subject to an annual aggregate deductible of approximately $6.0 million before our reinsurers are obligated to reimburse us. The aggregate limit for all claims for losses between $2.0 million and $5.0 million is approximately $51.0 million. See “Business—Reinsurance.” The availability, amount and cost of reinsurance are subject to market conditions and our experience with insured losses.
     Due to the relationship between cost of reinsurance and the level of business we retain, we have increased our levels of retention on a per occurrence basis each year since 2003. As a result, we are exposed to increased risk of loss resulting from volatility in the frequency and severity of claims, which could adversely affect our financial performance.

If any of our current reinsurers were to terminate participation in our reinsurance treaty program, we could be exposed to an increased risk of loss.
     The agreements under our 2007 reinsurance treaty program may be terminated by us or our reinsurers upon 90 days prior notice effective on any January 1. If our reinsurance treaty program is terminated and we enter into a new program, any decrease in the amount of reinsurance at the time we enter into a new program, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could adversely affect our business, financial condition and results of operations. We currently have sixteen reinsurers participating in our reinsurance treaty program, and we believe that this is a sufficient number of reinsurers to provide us with the reinsurance coverage we require. However, because our reinsurance treaty program may be terminated on any January 1, it is possible that one or more of our current reinsurers could terminate participation in our program. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements. In either of those events, if our reinsurance broker is unable to spread the terminated reinsurance among the remaining reinsurers in the program, it could take a significant amount of time to identify and negotiate agreements with a replacement reinsurer. During this time, we would be exposed to an increased risk of loss, the extent of which would depend on the volume of terminated reinsurance.
A downgrade in the A.M. Best rating of one or more of our significant reinsurers could adversely affect our financial condition.
     Our financial condition could be adversely affected if the A.M. Best rating of one or more of our significant reinsurers is downgraded. For example, our A.M. Best rating may be downgraded if our amounts recoverable from a reinsurer are significant and the A.M. Best rating of that reinsurer is downgraded. If one of our reinsurers suffers a rating downgrade, we may consider various options to lessen the impact on our financial condition, including commutation, novation and the use of letters of credit to secure amounts recoverable from reinsurers. However, these options may result in losses to our company, and there can be no assurance that we could implement any of these options.
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
     In the past, we have been unable to recover amounts from our reinsurers. In 2001, Reliance Insurance Company, one of our former reinsurers, was placed under regulatory supervision by the Pennsylvania Insurance Department and was subsequently placed into liquidation. As a result, between 2001 and December 31, 2006, we recognized losses related to uncollectible amounts due from Reliance aggregating $21.3 million.
     As of December 31, 2006, we had $109.6 million of recoverables from reinsurers. Of this amount, $92.4 million was unsecured. As of December 31, 2006, our largest recoverables from reinsurers included $23.7 million from Munich Reinsurance America, Inc., $19.8 million from Odyssey America Reinsurance Company and $10.9 million from St. Paul Fire and Marine Insurance Company. If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely affected.

Negative developments in the workers’ compensation insurance industry could adversely affect our financial condition and results of operations.
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
     In 2006, 68.2% of our gross premiums written were derived from policyholders in the construction, trucking and logging industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in the construction, trucking and logging industries and upon economic conditions generally.
If we do not appropriately establish our premium rates, our results of operations will be adversely affected.
     In general, the premium rates for our insurance policies are established when coverage is initiated and, therefore, before all of the underlying costs are known. Like other workers’ compensation insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate rates is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting expenses and to earn a profit. If we fail to accurately assess the risks that we assume, we may fail to charge adequate premium rates to cover our losses and expenses, which could reduce our net income and cause us to become unprofitable. For example, when initiating coverage on a policyholder, we estimate future claims expense based, in part, on prior claims information provided by the policyholder’s previous insurance carriers. If this prior claims information is not accurate, we may underprice our policy by using claims estimates that are too low. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums. In order to set premium rates appropriately, we must:
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
     We must also implement our pricing accurately in accordance with our assumptions. Our ability to undertake these efforts successfully, and as a result set premium rates accurately, is subject to a number of risks and uncertainties, principally:
•	insufficient reliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties generally inherent in estimates and assumptions;

•	the complexity inherent in implementing appropriate rating formulae or other pricing methodologies;

•	costs of ongoing medical treatment;

•	uncertainties inherent in accurately estimating retention, investment yields and the duration of our liability for loss and loss adjustment expenses; and

•	unanticipated court decisions, legislation or regulatory action.
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
     We currently market our insurance in 31states and the District of Columbia. Although we have expanded our operations into new geographic areas and expect to continue to do so in the future, 43.9% of our gross premiums written for the year ended December 31, 2006 were derived from the six states in which we generated 5.0% or more of our gross premiums written in 2006. No other state accounted for 5.0% or more of gross premiums written in 2006. In the future, we may be exposed to economic and regulatory risks or risks from natural perils that are greater than the risks faced by insurance companies that have a larger percentage of their gross premiums written diversified over a broader geographic area. Unfavorable changes in economic conditions affecting the states in which we write business could adversely affect our financial condition or results of operations. See “Business—Policyholders.” in Item 1 of this report.
If we cannot sustain our relationships with independent agencies, we may be unable to operate profitably.
     We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2006, independent agencies produced 84.7% of our voluntary in-force premiums. No independent agency accounted for more than 1.1% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.
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
     Our future capital requirements will depend on many factors, including state regulatory requirements, the financial stability of our reinsurers and our ability to write new business and establish premium rates sufficient to cover our estimated claims. We may need to raise additional capital or curtail our growth if the capital of our insurance subsidiaries is insufficient to support future operating requirements and/or cover claims. If we had to raise additional capital, equity or debt financing might not be available to us or might be available only on terms that are not favorable. In the case of equity financings, dilution to our shareholders could result and the securities sold may have rights, preferences and privileges senior to the common stock. In addition, under certain circumstances, the sale of our common stock, or securities convertible or exchangeable into shares of our common stock, at a price per share less than the market value of our common stock may result in an adjustment to the conversion price at which shares of our existing convertible preferred stock may be converted into shares of our common stock. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition or results of operations could be adversely affected.
If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.
     Investment income is an important component of our net income. As of December 31, 2006, our investment portfolio, including cash and cash equivalents, had a carrying value of $665.5 million. For the year ended December 31, 2006, we had $25.4 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our board of directors. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.
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
     Our success is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets and relationships with our independent agencies. Our executive officers are C. Allen Bradley, Jr., Chairman, President and Chief Executive Officer; Geoffrey R. Banta, Executive Vice President and Chief Financial Officer; Craig P. Leach, Executive Vice President, Sales and Marketing; David O. Narigon, Executive Vice President; and Todd Walker, Executive Vice President, General Counsel and Secretary. We have entered into employment agreements with each of our executive officers. The employment agreements with Messrs. Bradley, Banta, and Leach expire in January 2008, unless extended. The employment agreements with Messrs. Narigon and Walker expire in September 2009, unless extended. Should any of our executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the workers’ compensation insurance industry and the hazardous industries that we target. As a result, our operations may be disrupted and our business may be adversely affected. We do not currently maintain life insurance policies with respect to our executive officers.
AMERISAFE is an insurance holding company and does not have any direct operations.
     AMERISAFE is a holding company that transacts business through its operating subsidiaries, including American Interstate. AMERISAFE’s primary assets are the capital stock of these operating subsidiaries. The ability of AMERISAFE to pay dividends to our shareholders depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. See “Business—Regulation—Dividend Limitations.” in Item 1of this report. As a result, at times, AMERISAFE may not be able to receive dividends from its insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. Based on reported capital and surplus at December 31, 2006, American Interstate would have been permitted under Louisiana insurance law to pay dividends to AMERISAFE in 2007 in an amount up to $19.6 million without approval by the Louisiana Department of Insurance.
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
     Most states require insurance companies licensed to do business in their state to participate in guaranty funds, which require the insurance companies to bear a portion of the unfunded obligations of impaired, insolvent or failed insurance companies. These obligations are funded by assessments, which are expected to continue in the future. State guaranty associations levy assessments, up to prescribed limits, on all member insurance companies in the state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent or failed insurance companies are engaged. See “Business—Regulation” in Item 1 of this report. Accordingly, the assessments levied on us may increase as we increase our written premium. Some states also have laws that establish second injury funds to reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These funds are supported by either assessments or premium surcharges based on case incurred losses.

     In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to those employers who cannot procure coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we price our insurance to account for obligations we may have under these pooling arrangements, we may not be successful in estimating our liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. At December 31, 2006, we participated in mandatory pooling arrangements in 17 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.
Being a public company has increased our expenses and administrative workload.
     We completed our initial public offering in November 2005. As a public company, we must comply with various laws and regulations, including the Sarbanes-Oxley Act of 2002 and related rules of the Securities and Exchange Commission, or the SEC, and requirements of the NASDAQ Global Select Market. We were not required to comply with these laws and requirements as a private company. Complying with these laws and regulations requires the time and attention of our board of directors and management and increases our expenses. Among other things, we must:
•	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	maintain policies relating to disclosure controls and procedures;

•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

•	institute a more comprehensive compliance function, including with respect to corporate governance; and

•	involve to a greater degree our outside legal counsel and accountants in the above activities.
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
     When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2007 reinsurance treaty program affords coverage for up to $50 million for losses arising from terrorism, subject to applicable deductibles, retentions and aggregate limits. Notwithstanding the protection provided by reinsurance and the Terrorism Risk Insurance Extension Act of 2005, the risk of severe losses to us from acts of terrorism has not been eliminated because our reinsurance treaty program includes various sub-limits and exclusions limiting our reinsurers’ obligation to cover losses caused by acts of terrorism. Accordingly, events constituting acts of terrorism may not be covered by, or may exceed the capacity of, our reinsurance and could adversely affect our business and financial condition. In addition, the Terrorism Risk Insurance Extension Act of 2005 is set to expire on December 31, 2007. If this law is not extended or replaced by legislation affording a similar level of protection to the insurance industry against insured losses arising out of acts of terrorism, reinsurance for losses arising from terrorism may be unavailable or prohibitively expensive, and we may be further exposed to losses arising from acts of terrorism.

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
Securities analysts may discontinue coverage of our common stock or may issue negative reports, which may adversely affect the trading price of our common stock.
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
Future sales of our common stock may affect the trading price of our common stock and the future exercise of options or the exercise of the conversion rights of our convertible preferred stock may lower our stock price.
     We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of the date of this report, there were 18,708,898 shares of our common stock outstanding and 1,214,771 shares of our common stock are issuable upon the conversion of shares of our outstanding convertible preferred stock. Upon conversion, these shares of common stock will be freely tradable without restriction or further registration under the Securities Act. There are outstanding options exercisable to purchase 1,392,000 shares of our common stock, of which 1,292,000 were granted in November 2005 and 100,000 were granted in September 2006. All options vest 20% each year commencing on the first anniversary of the date of grant.

The terms of our convertible preferred stock could adversely affect the value of our common stock.
     The conversion price of our convertible preferred stock is currently $20.58 per share and our outstanding convertible preferred stock is presently convertible into 1,214,770 common stock. Subject to certain exceptions, the conversion price of our convertible preferred stock may decrease if we issue additional shares of our common stock for less than the market price of our common stock.
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
Item 1B.     Unresolved Staff Comments.
     None.
Item 2.     Properties.
     We own our 45,000 square foot executive offices located in DeRidder, Louisiana. In addition, we lease an additional 28,000 square feet of office space in DeRidder, Louisiana, pursuant to a lease agreement that requires annual lease payments of $250,000 and expires on December 31, 2007. This lease agreement may be extended for two additional one-year periods, at our option. We also lease space at other locations for our service and claims representative offices.
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
Item 4.      Submission of Matters to a Vote of Security Holders.
     During the quarter ended December 31, 2006, no matters were submitted to a vote of shareholders.

PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities.
Market Information and Holders
     Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF” and has been traded on the NASDAQ since our initial public offering on November 18, 2005. Prior to that time, there was no public market for our common stock. As of February 20, 2007, there were 35 holders of record of our common stock.
     The table below sets forth the reported high and low sales prices of our common stock as quoted on the NASDAQ for the periods presented.

	High	Low
2005
Fourth Quarter (beginning November 18, 2005)	$10.98	$8.12
2006
First Quarter	$12.50	$8.36
Second Quarter	$14.35	$10.25
Third Quarter	$13.50	$9.30
Fourth Quarter	$15.82	$9.43
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

Description of Capital Stock
     AMERISAFE is authorized to issue 69,000,000 shares of capital stock, consisting of:
•	3,000,000 shares of preferred stock, par value $0.01 per share, of which:
•	1,500,000 shares are designated as Series A preferred stock, of which 862,924 shares have been canceled and retired and cannot be reissued; and

•	1,500,000 shares are designated as Series B preferred stock;
•	500,000 shares of convertible preferred stock, par value $0.01 per share, of which:
•	300,000 shares are designated as Series C convertible deferred pay preferred stock of which 250,000 shares have been canceled and retired and cannot be reissued; and

•	200,000 shares are designated as Series D non-voting convertible deferred pay preferred stock;
•	500,000 shares of Series E preferred stock, par value $0.01 per share, of which 317,744 shares have been canceled and retired and cannot be reissued;
•	10,000,000 shares of junior preferred stock, par value $0.01 per share;
•	50,000,000 shares of common stock, par value $0.01 per share; and
•	5,000,000 shares of convertible non-voting common stock, par value $0.01 per share.
     As of February 20, 2007, the following shares of our capital stock were outstanding:
•	50,000 shares of Series C convertible preferred stock;
•	200,000 shares of Series D convertible preferred stock; and
•	18,708,898 shares of common stock.
     As of February 20, 2007, there were no outstanding shares of Series A, Series B or Series E preferred stock, junior preferred stock or non-voting common stock. Our Series C and Series D convertible preferred stock are collectively referred to in this report as our “convertible preferred stock.”
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

Item 6. Selected Financial Data.
     The following tables summarize certain selected financial data that should be read in conjunction with our audited financial statements and accompanying notes thereto for the year ended December 31, 2006 included in this report and “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share data)
Income Statement Data
Gross premiums written	$332,491	$290,891	$264,962	$223,590	$185,093
Ceded premiums written	(19,950)	(21,541)	(21,951)	(27,600)	(26,563)

Net premiums written	$312,541	$269,350	$243,011	$195,990	$158,530

Net premiums earned	$299,303	$256,568	$234,733	$179,847	$163,257
Net investment income	25,383	16,882	12,217	10,106	9,419
Net realized gains (losses) on investments (1)	7,389	2,272	1,421	316	(895)
Fee and other income	645	561	589	462	2,082

Total revenues	332,720	276,283	248,960	190,731	173,863

Loss and loss adjustment expenses incurred	199,484	204,056	174,186	129,250	121,062
Underwriting and certain other operating costs (2)	35,024	31,113	28,792	23,062	22,674
Commissions	19,030	16,226	14,160	11,003	9,189
Salaries and benefits	17,234	16,045	15,229	15,037	16,541
Interest expense	3,496	2,844	1,799	203	498
Policyholder dividends (3)	6,006	4	1,108	736	156

Total expenses	280,274	270,288	235,274	179,291	170,120

Income before taxes	52,446	5,995	13,686	11,440	3,743
Income tax expense (benefit)	15,088	65	3,129	2,846	(1,438)

Net income	37,358	5,930	10,557	8,594	5,181
Payment-in-kind preferred dividends	—	(8,593)	(9,781)	(10,133)	(9,453)

Net income (loss) available to common shareholders	$37,358	$(2,663)	$776	$(1,539)	$(4,272)

Portion allocable to common shareholders (4)	88.6%	100.0%	70.2%	100.0%	100.0%
Net income (loss) allocable to common shareholders	$33,099	$(2,663)	$545	$(1,539)	$(4,272)

Diluted earnings per common share equivalent	$1.88	$(1.25)	$2.14	$(8.55)	$(23.72)
Diluted weighted average of common share equivalents outstanding	17,597,328	2,129,492	255,280	180,125	180,125

Selected Insurance Ratios
Current accident year loss ratio (5)	67.4%	71.0%	68.5%	70.6%	71.8%
Prior accident year loss ratio (6)	(0.8)%	8.5%	5.7%	1.3%	2.4%

Net loss ratio	66.6%	79.5%	74.2%	71.9%	74.2%

Net underwriting expense ratio (7)	23.8%	24.7%	24.8%	27.3%	29.7%
Net dividend ratio (3)(8)	2.0%	0.0%	0.5%	0.4%	0.1%
Net combined ratio (9)	92.4%	104.2%	99.5%	99.6%	104.0%

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$26,748	$49,286	$25,421	$49,815	$44,677
Investments	638,780	533,618	364,868	257,729	205,315
Amounts recoverable from reinsurers	109,603	122,562	198,977	211,774	214,342
Premiums receivable, net	144,384	123,934	114,141	108,380	95,291
Deferred income taxes	29,466	22,413	15,624	12,713	11,372
Deferred policy acquisition costs	18,486	16,973	12,044	11,820	9,505
Deferred charges	3,548	3,182	3,054	2,987	1,997
Total assets	994,146	892,320	754,187	678,608	603,801
Reserves for loss and loss adjustment expenses	519,178	484,485	432,880	377,559	346,542
Unearned premiums	137,761	124,524	111,741	103,462	87,319
Insurance-related assessments	40,886	35,135	29,876	26,133	23,743
Debt	36,090	36,090	36,090	16,310	8,000
Redeemable preferred stock (10)	25,000	50,000	131,916	126,424	121,300
Shareholders’ equity (deficit) (11)	158,784	97,346	(42,862)	(20,652)	(25,100)

(1)	In 2006, includes $3.5 million net realized gains in connection with the sale of all equity securities as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in Item 7 of this report.

(2)	Includes policy acquisition expenses, such as assessments, premium taxes and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.

(3)	In 2006, includes $5.2 million of dividends accrued for policyholders in Florida. Florida law requires payment of dividends to Florida policyholders pursuant to a formula based on underwriting results from policies written in Florida in a consecutive three-year period.

(4)	Reflects the participation rights of our convertible preferred stock. See Note 12 to our audited financial statements.

(5)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.

(6)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.

(7)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries and benefits by the current year’s net premiums earned.

(8)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.

(9)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.

(10)	Includes our Series C and Series D convertible preferred stock, each of which is mandatorily redeemable upon the occurrence of certain events that are deemed to be outside our control. In November 2006, 250,000 shares of Series C preferred stock were converted into shares of common stock by the holders in connection with a secondary public offering of common stock. For years prior to 2005, also includes our Series A preferred stock, which was mandatorily redeemable upon the occurrence of certain events that were deemed to be outside our control. In connection with the initial public offering of our common stock in November 2005, all outstanding shares of our Series A preferred stock were redeemed and exchanged for shares of our common stock.

(11)	In 1997, we entered into a recapitalization transaction that resulted in a $164.2 million charge to retained earnings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2007 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.
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
     We actively market our insurance in 31states and the District of Columbia through independent agencies, as well as through our wholly owned insurance agency subsidiary. We are also licensed in an additional 14 states and the U.S. Virgin Islands.
     One of the key financial measures that we use to evaluate our operating performance is return on average equity. We calculate return on average equity by dividing net income by the average of shareholders’ equity plus redeemable preferred stock. Our return on average equity was 22.6% in 2006, 5.0% in 2005, and 10.8% in 2004. Our overall financial objective is to produce a return on equity of at least 15% over the long-term while maintaining optimal operating leverage in our insurance subsidiaries that is commensurate with our A.M. Best rating. For 2007, we anticipate producing a combined ratio of 95% or lower. Our combined ratio was 92.4% in 2006, 104.2% in 2005 and 99.5% in 2004.
     Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in many other lines of business. From December 31, 2002 to December 31, 2006, our investment portfolio, including cash and cash equivalents, increased from $250.0 million to $665.5 million and produced net investment income of $25.4 million in 2006, $16.9 million in 2005 and $12.2 million in 2004. In the third quarter of 2005, we received $61.3 million from one of our reinsurers pursuant to a commutation agreement. In the fourth quarter of 2005 we completed our initial public offering, and we retained $53.0 million of the net proceeds from the offering. Of the net proceeds we retained, we contributed $45.0 million to our insurance subsidiaries. The remaining $8.0 million will be used to make additional capital contributions to our insurance company subsidiaries as necessary to supplement our anticipated growth and for general corporate purposes.

     The use of reinsurance is an important component of our business strategy. We purchase reinsurance to protect us from the impact of large losses. Our reinsurance program for 2007 includes 16 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Under our reinsurance program, we pay our reinsurers a percentage of our gross premiums earned and, in turn, the reinsurers assume an allocated portion of losses for the accident year. Our 2007 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions and aggregate limits. However, our reinsurance coverage is limited to $10.0 million for any single claimant for the first four layers and $5.0 million for any single claimant for the fifth layer, subject to applicable deductibles, retentions and aggregate limits. We retain the first $2.0 million of each loss and are subject to an annual aggregate deductible of approximately $6.0 million for losses between $2.0 million and $5.0 million before our reinsurers are obligated to reimburse us. The aggregate limit for all claims for losses between $2.0 million and 5.0 million is approximately $51.0 million. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.
     We retain a significant amount of losses under our reinsurance programs. Based, in part, on the cost of reinsurance, we have increased our retention level in each of the past five years. In 2002, our retention level was $500,000. In 2003, we increased our retention to $500,000 plus 20% of each loss occurrence between $500,000 and $5.0 million. In 2004, we further increased our retention level to $1.0 million. In addition, for losses between $1.0 million and $2.0 million, we had an annual aggregate deductible of $300,000 and, after we satisfied the deductible, retained 10% of each loss occurrence. For losses between $2.0 million and $5.0 million, we had an annual aggregate deductible of $1.3 million and, after we satisfied the deductible, retained 20% of each loss occurrence. In 2005, we continued to retain the first $1.0 million of each loss occurrence. However, for losses between $1.0 million and $5.0 million, we increased our annual aggregate deductible to $5.6 million and, after we satisfied the deductible, retained 10% of each loss occurrence. In 2006, we retained the first $1.0 million of each loss and were subject to an annual aggregate deductible of $15.4 million for losses between $1.0 million and $2.0 million before our reinsurers were obligated to reimburse us. After the deductible was satisfied, we retained 25.0% of each loss between $1.0 million and $2.0 million. The aggregate limit for all claims for losses between $1.0 million and $2.0 million was $5.4 million. We were subject to an annual aggregate deductible of $7.7 million for losses between $2.0 million and $5.0 million before our reinsurers were obligated to reimburse us. The aggregate limit for all claims for losses between $2.0 million and $5.0 million was $39.0 million. As a result of increases in our retention levels and collections from our reinsurers in the normal course of business, our amounts recoverable from reinsurers decreased from $122.6 million at December 31, 2005 to $109.6 million at December 31, 2006.
     Our most significant balance sheet liability is our reserve for loss and loss adjustment expenses. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings. In 2006, we decreased our estimates for prior year loss reserves by $2.2 million, which increased net income by $1.4 million. We increased our estimates for prior year loss reserves by $8.7 million in 2005 and $13.4 million in 2004. We also recorded a $13.2 million loss in connection with a commutation agreement with Converium in 2005. These increased estimates and the commutation decreased our net income by $14.2 million in 2005 and $8.7 million in 2004.

     The workers’ compensation insurance industry is cyclical in nature and influenced by many factors, including price competition, medical cost increases, natural and man-made disasters, changes in interest rates, changes in state laws and regulations and general economic conditions. A hard market cycle in our industry is characterized by decreased competition that results in higher premium rates, more restrictive policy coverage terms and lower commissions paid to agencies. In contrast, a soft market cycle is characterized by increased competition that results in lower premium rates, expanded policy coverage terms and higher commissions paid to agencies. We currently believe that the workers’ compensation insurance industry is slowly transitioning to a more competitive market environment. Our strategy across market cycles is to maintain underwriting profitability, deploy capital judiciously, manage our expenses and focus on underserved markets within our target industries that we believe will provide opportunities for greater returns.
Principal Revenue and Expense Items
     Our revenues consist primarily of the following:
     Net Premiums Earned. Net premiums earned is the earned portion of our net premiums written. Net premiums written is equal to gross premiums written less premiums ceded to reinsurers. Gross premiums written includes the estimated annual premiums from each insurance policy we write in our voluntary and assigned risk businesses during a reporting period based on the policy effective date or the date the policy is bound, whichever is later.
     Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2006 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2006 and the other half in 2007. On a monthly basis, we also recognize net premium earned from mandatory pooling arrangements.
     We estimate the annual premiums to be paid by our policyholders when we issue the policies and record those amounts on our balance sheet as premiums receivable. We conduct premium audits on all of our voluntary business policyholders annually, upon the expiration of each policy, including when the policy is renewed. The purpose of these audits is to verify that policyholders have accurately reported their payroll expenses and employee job classifications, and therefore have paid us the premium required under the terms of the policies. The difference between the estimated premium and the audited premium is referred to as “earned but unbilled” premium, or EBUB premium. EBUB premium can be higher or lower than the estimated premium. EBUB premium is subject to significant variability and can either increase or decrease earned premium based upon several factors, including changes in premium growth, industry mix and economic conditions. Due to the timing of audits and other adjustments, actual EBUB premium is generally not determined for several months after the expiration of the policy.
     Prior to 2006, we periodically reviewed EBUB premium trends. However, the variability in those trends caused us to conclude that EBUB premium could not be reasonably estimated. As a result, we recorded EBUB premium as gross written premium and earned premium in the period that the premium audit was completed. In 2006, we again analyzed whether EBUB premiums could be reasonably estimated. Based on this most recent analysis, at December 31, 2006, we recorded an estimate for EBUB premium of $5.3 million, or 1.6% of gross premiums written in 2006. This adjustment for estimated EBUB premium less related losses and expenses, increased our 2006 net income by $712,000. In future periods, we will review our estimate of EBUB premiums and record an adjustment quarterly.

     Net Investment Income and Net Realized Gains and Losses on Investments. We invest our statutory surplus funds and the funds supporting our insurance liabilities in fixed maturity and equity securities. In addition, a portion of these funds are held in cash and cash equivalents to pay current claims. Our net investment income includes interest and dividends earned on our invested assets. We assess the performance of our investment portfolio using a standard tax equivalent yield metric. Investment income that is tax-exempt is increased by our marginal federal tax rate of 35% to express yield on tax-exempt securities on the same basis as taxable securities. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of an other-than-temporary impairment. We classify all of our fixed maturity securities as held-to-maturity and all of our equity securities as available-for-sale. Net unrealized gains or losses on our equity securities are reported separately within accumulated other comprehensive income on our balance sheet.
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
     Policyholder Dividends. In limited circumstances, we pay dividends to policyholders in particular states as an underwriting incentive. Additionally, Florida law requires payment of dividends to Florida policyholders pursuant to a formula based on underwriting results from policies written in Florida over a consecutive three-year period.
     Interest Expense. Interest expense represents amounts we incur on our outstanding indebtedness at the then-applicable interest rate.
     Income Tax Expense. We incur federal, state and local income tax expense.

Critical Accounting Policies
     It is important to understand our accounting policies in order to understand our financial statements. Management considers some of these policies to be very important to the presentation of our financial results because they require us to make significant estimates and assumptions. These estimates and assumptions affect the reported amounts of our assets, liabilities, revenues and expenses and the related disclosures. Some of the estimates result from judgments that can be subjective and complex and, consequently, actual results in future periods might differ from these estimates.
     Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, assessments, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities and share-based compensation.
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
     In establishing these estimates, we make various assumptions regarding a number of factors, including frequency and severity of claims, length of time to achieve ultimate settlement of claims, projected inflation of medical costs and wages, insurance policy coverage interpretations and judicial determinations. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates. On a quarterly basis, we review our reserves for loss and loss adjustment expenses to determine whether adjustments are required. Any resulting adjustments are included in the results for the current period. In establishing our reserves, we do not use loss discounting, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income. Additional information regarding our reserves for loss and loss adjustment expenses can be found under the caption “Business—Loss Reserves” in Item 1 of this report.
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
     Assessments. We are subject to various assessments and premium surcharges related to our insurance activities, including assessments and premium surcharges for state guaranty funds and second injury funds. Assessments based on premiums are recorded as an expense as premiums are earned and generally paid one year after the calendar year in which the policies are written. Assessments based on losses are recorded as an expense as losses are incurred and are generally paid within one year of when claims are paid by us. State guaranty fund assessments are used by state insurance oversight agencies to pay claims of policyholders of impaired, insolvent or failed insurance companies and the operating expenses of those agencies. Second injury funds are used by states to reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. In some states, these assessments and premium surcharges may be partially recovered through a reduction in future premium taxes.

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
     Share-Based Compensation. As of January 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) – Share-Based Payment. In accordance with SFAS No. 123(R), we are using the “modified prospective” method to record prospectively compensation costs for new and modified stock option awards over the applicable vesting periods.

Results of Operations
     The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Income Statement Data
Gross premiums written	$332,491	$290,891	$264,962
Ceded premiums written	(19,950)	(21,541)	(21,951)

Net premiums written	$312,541	$269,350	$243,011

Net premiums earned	$299,303	$256,568	$234,733
Net investment income	25,383	16,882	12,217
Net realized gains on investments (1)	7,389	2,272	1,421
Fee and other income	645	561	589

Total revenues	332,720	276,283	248,960

Loss and loss adjustment expenses incurred	199,484	204,056	174,186
Underwriting and certain other operating costs (2)	35,024	31,113	28,792
Commissions	19,030	16,226	14,160
Salaries and benefits	17,234	16,045	15,229
Interest expense	3,496	2,844	1,799
Policyholder dividends (3)	6,006	4	1,108

Total expenses	280,274	270,288	235,274

Income before taxes	52,446	5,995	13,686
Income tax expense	15,088	65	3,129

Net income	$37,358	$5,930	$10,557

Selected Insurance Ratios
Current accident year loss ratio (4)	67.4%	71.0%	68.5%
Prior accident year loss ratio (5)	(0.8)%	8.5%	5.7%

Net loss ratio	66.6%	79.5%	74.2%

Net underwriting expense ratio (6)	23.8%	24.7%	24.8%
Net dividend ratio (3) (7)	2.0%	0.0%	0.5%
Net combined ratio (8)	92.4%	104.2%	99.5%

	As of December 31,
	2006	2005	2004
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$26,748	$49,286	$25,421
Investments	638,780	533,618	364,868
Amounts recoverable from reinsurers	109,603	122,562	198,977
Premiums receivable, net	144,384	123,934	114,141
Deferred income taxes	29,466	22,413	15,624
Deferred policy acquisition costs	18,486	16,973	12,044
Deferred charges	3,548	3,182	3,054
Total assets	994,146	892,320	754,187
Reserves for loss and loss adjustment expenses	519,178	484,485	432,880
Unearned premiums	137,761	124,524	111,741
Insurance-related assessments	40,886	35,135	29,876
Debt	36,090	36,090	36,090
Redeemable preferred stock (9)	25,000	50,000	131,916
Shareholders’ equity (deficit) (10)	158,784	97,346	(42,862)

(1)	In 2006, includes $3.5 million net realized gains in connection with the sale of all equity securities as discussed below under “—Investment Portfolio” in Item 7 of this report.

(2)	Includes policy acquisition expenses, such as assessments, premium taxes and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.

(3)	In 2006, includes $5.2 million of dividends accrued for policyholders in Florida. Florida law requires payment of dividends to Florida policyholders pursuant to a formula based on underwriting results from policies written in Florida in a consecutive three-year period.

(4)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.

(5)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.

(6)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries and benefits by the current year’s net premiums earned.

(7)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.

(8)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.

(9)	Includes our Series C and Series D convertible preferred stock, each of which is mandatorily redeemable upon the occurrence of certain events that are deemed to be outside our control. In November 2006, 250,000 shares of Series C preferred stock were converted into shares of common stock by the holders in connection with a secondary public offering of common stock. For 2004, also includes our Series A preferred stock, which was mandatorily redeemable upon the occurrence of certain events that were deemed to be outside our control. In connection with the initial public offering of our common stock in November 2005, all outstanding shares of our Series A preferred stock were redeemed and exchanged for shares of our common stock.

(10)	In 1997, we entered into a recapitalization transaction with our then-principal shareholder that resulted in a $164.2 million charge to retained earnings. For periods presented prior to November 2005, shareholders’ equity (deficit) included our Series E preferred stock. In connection with the initial public offering of our common stock in November 2005, all outstanding shares of our Series E preferred stock were redeemed for cash.

Overview of Operating Results
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Gross Premiums Written. Gross premiums written in 2006 were $332.5 million, compared to $290.9 million in 2005, an increase of 14.3%. The increase was attributable to a $27.9 million increase in annual premiums on voluntary policies written during the period and an $18.3 million increase in premiums resulting from payroll audits and related premium adjustments. The increase from payroll audits and related premium adjustments includes a $5.3 million increase resulting from an adjustment to estimated “earned but unbilled” premium as discussed above under “—Principal Revenues and Expense Items,” in this Item 7. These increases were offset by a $2.2 million decrease in direct assigned risk premiums and a $2.5 million decrease in assumed premiums from mandatory pooling arrangements.
     Net Premiums Written. Net premiums written in 2006 were $312.5 million, compared to $269.4 million in 2005, an increase of 16.0%. The increase was attributable to the growth in gross premiums written and a $1.6 million decrease in premiums ceded to reinsurers, from $21.5 million in 2005 to $19.5 million in 2006. As a percentage of gross premiums written, ceded premiums were 6.0% in 2006, compared to 7.4% in 2005.
     Net Premiums Earned. Net premiums earned in 2006 were $299.3 million, compared to $256.6 million in 2005, an increase of 16.7%. This increase was primarily the result of an increase in premiums written during 2005, which resulted in higher premiums earned in 2006.
     Net Investment Income. Net investment income in 2006 was $25.4 million, compared to $16.9 million in 2005, an increase of 50.4% . The change was primarily attributable to an increase in our investment portfolio, including cash and cash equivalents, from a monthly average of $467.0 million in 2005 to a monthly average of $626.3 million in 2006, an increase of 34.1%. Also contributing to this growth was an increase in the pre-tax investment yield on our investment portfolio from 3.5% per annum in 2005, to 4.1% per annum in 2006.
     Net Realized Gains on Investments. Net realized gains on investments in 2006 totaled $7.4 million, compared to $2.3 million in 2005. The increase was primarily attributable to the sale of all equity securities in our investment portfolio pursuant to a revision of our investment guidelines as discussed below under “—Investment Portfolio” in this Item 7. The net realized gain from the sale of all equity securities was $3.5 million, of which $1.3 million in losses were recognized in the third quarter and $4.8 million in gains were recognized in the fourth quarter.
     Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses incurred were $199.5 million in 2006, compared to $204.1 million in 2005, a decrease of $4.6 million, or 2.2%. The decrease was the result of $21.9 million in additional prior accident year reserves recorded in 2005, which amount included $13.2 million related to the commutation of certain reinsurance contracts, as well as $2.2 million of favorable prior accident year development in 2006. These decreases were partially offset by an increase in current accident year loss and loss adjustment expenses incurred resulting from increased net premiums earned in 2006 as compared to 2005. Our net loss ratio was 66.6% in 2006, compared to 79.5% in 2005.

     Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits in 2006 were $71.3 million, compared to $63.4 million in 2005, an increase of $7.9 million or 12.5%. This increase was partially due to a $2.8 million increase in agents’ commissions; a $1.2 million increase in salaries and benefits, which included a $922,000 increase in salary expense attributable to share-based compensation; a $3.1 million increase in premium-based assessments and taxes, which resulted from growth in our gross premiums earned in 2006; a $1.4 million increase in deferred policy acquisition costs; and a $1.8 million professional fees attributable to Sarbanes-Oxley compliance and expenses associated with a registered offering of our common stock on behalf of certain of our shareholders. Offsetting these increases were a $1.7 million increase in ceding commissions from reinsurers, which acts to reduce underwriting expenses, and a $2.1 million decrease in loss-based assessments attributable to a reduction in gross reserves. Our underwriting expense ratio declined from 24.7% in 2005 to 23.8% in 2006.
     Interest Expense. Interest expense in 2006 was $3.5 million, compared to $2.8 million in 2005, an increase of 22.9%. This increase was due to an increase in our weighted average interest rate from 7.3% per annum in 2005 to 8.9% per annum in 2006. Our weighted average borrowings for both years were $36.1 million.
     Policyholder Dividend Expense. Policyholder dividend expense in 2006 was $6.0 million, compared to $4,000 in 2005. The increase was attributable to $5.2 million of dividends accrued for Florida policyholders pursuant to a statutory formula based on our underwriting results on policies written in Florida over a consecutive three-year period.
     Income Tax Expense. Income tax expense in 2006 was $15.1 million, compared to $65,000 in 2005. The increase was primarily attributable to a $46.5 million increase in our pre-tax income, from $6.0 million in 2005 to $52.4 million in 2006.
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
     Net Premiums Earned. Net premiums earned in 2005 were $256.6 million, compared to $234.7 million in 2004, an increase of 9.3%. This increase was primarily the result of an increase in premiums written during 2004, which resulted in higher premiums earned in 2005.
     Net Investment Income. Net investment income in 2005 was $16.9 million, compared to $12.2 million in 2004, an increase of 38.2%. The change was attributable to an increase in our investment portfolio, including cash and cash equivalents, from a monthly average of $350.9 million in 2004 to a monthly average of $467.0 million in 2005, an increase of 33.0%. Pre-tax investment yield on our investment portfolio was 3.5% in both 2005 and 2004.
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
     Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits in 2005 were $63.4 million, compared to $58.2 million in 2004, an increase of 8.9%. This increase was primarily due to a $2.1 million increase in agent commissions, a $1.8 million increase in loss-based assessments and a $2.4 million decrease in ceding commissions. This increase was partially offset by an $884,000 decrease in salaries. In 2005, we transferred our employee agents from our insurance company subsidiary to our insurance agency subsidiary, which resulted in a change in their compensation expense from salary to commission expense. The increase in our loss-based assessments resulted primarily from state second injury funds. Ceding commissions, which are commissions we receive from reinsurers, reduce our total underwriting expenses. Our underwriting expense ratio declined slightly from 24.8% in 2004 to 24.7% in 2005.
     Interest expense. Interest expense in 2005 was $2.8 million, compared to $1.8 million in 2004. Our weighted average borrowings increased to $36.1 million in 2005 from $31.1 million in 2004. The increase in weighted average borrowings resulted from the issuance of $25.8 million of subordinated notes in April 2004, the proceeds of which were used to redeem then-outstanding shares of our Series E preferred stock. In addition, our weighted average interest rate increased to 7.3% per annum in 2005, from 4.9% per annum in 2004.
     Income tax expense. Our income tax expense in 2005 was $65,000, compared to income tax expense of $3.1 million in 2004. The decrease in tax expense was attributable to lower net income and a 25.9% increase in tax-exempt interest from 2004 to 2005.
Liquidity and Capital Resources
     Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities. We presently expect that our projected cash flow from operations will provide us sufficient liquidity to fund our anticipated growth, including payment of claims and operating expenses, payment of interest on our subordinated notes and other holding company expenses, for at least the next 18 months.
     We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $151.4 million in 2006, $139.2 million in 2005 and $113.9 million in 2004. In 2005, we also received $61.3 million in a commutation with one of our reinsurers, as described below. Since December 31, 2002, we have funded claim payments from cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio has increased from $250.0 million at December 31, 2002 to $665.5 million at December 31, 2006. We do not presently anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Accordingly, we currently classify all fixed maturity securities in the held-to-maturity category. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and could reduce investment income in future periods.
     As discussed above under “—Overview,” we purchase reinsurance to protect us against severe claims and catastrophic events. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2007 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

     Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.
     Net cash provided by operating activities was $81.8 million in 2006, as compared to $142.0 million in 2005, and $91.9 million in 2004. Major components of cash provided by operating activities in 2006 were net premiums collected of $292.5 million and amounts recovered from reinsurers of $7.9 million, offset by claim payments of $160.2 million, federal taxes paid of $15.2 million and operating expenditures of $43.2 million. Included in these operating expenditures were pre-tax expenses of $1.1 million related to a public offering of common stock by certain of our shareholders. We were obligated to pay these expenses under the terms of a registration rights agreement. Major components of cash provided by operating activities in 2005 were net premiums collected of $260.1 million and amounts recovered from reinsurers of $85.0 million, offset by claim payments of $161.7 million, federal taxes paid of $3.7 million and operating expenditures of $37.7 million. Included in amounts recovered from reinsurers was $61.3 million as the result of a commutation with one of our reinsurers, as discussed below. Major components of cash provided by operating activities in 2004 were net premiums collected of $237.8 million and amounts recovered from reinsurers of $54.1 million, offset by claim payments of $160.6 million and operating expenditures of $39.4 million.
     Net cash used by investing activities was $104.8 million in 2006, as compared to $171.3 million in 2005 and $109.0 million in 2004. In 2006, major components of net cash used by investing activities included investment purchases of $256.6 million and net purchases of furniture, fixtures and equipment of $1.2 million, offset by proceeds from sales and maturities of investments of $153.0 million. In 2005, major components of net cash used by investing activities included investment purchases of $296.2 million and purchases of furniture, fixtures and equipment of $1.4 million, offset by proceeds from sales and maturities of investments of $126.3 million. In 2004, major components of net cash used by investing activities included investment purchases of $145.3 million and net purchases of furniture, fixtures and equipment of $2.8 million, offset by proceeds from sales and maturities of investments of $36.7 million and proceeds of $2.4 million from repayment of a loan.
     Net cash provided by financing activities was $442,000 in 2006, as compared to $53.1 million in 2005 and $7.4 million of net cash used in 2004. Major components of cash provided in financing activities in 2006 were $428,000 of proceeds from the exercise of stock options and $14,000 of tax benefit from share-based compensation. Major components of cash provided by financing in 2005 included gross proceeds of $72.0 million from the initial public offering, offset by $8.8 million of underwriting discounts and other costs related to the initial public offering and $10.2 million to redeem shares of Series A and Series E preferred stock. In 2004, major components of net cash used in financing activities included the redemption of $27.2 million of Series E preferred stock and the repayment of the remaining $6.0 million of a note payable, offset by proceeds of $25.8 million from the issuance of subordinated notes pursuant to a trust preferred securities transaction.
     Interest on the outstanding subordinated notes accrues at a floating rate equal to the three-month LIBOR plus a marginal rate. Our $10.3 million issuance of subordinated notes due 2034 has a marginal rate of 4.1%, and, as of December 31, 2006, had an effective rate of 9.5%. These notes are prepayable at par beginning in January 2009. Our $25.8 million issuance of subordinated notes due 2034 has a marginal rate of 3.8% and, as of December 31, 2006, had an effective rate of 9.2%. These notes are prepayable at par beginning in April 2009.
     In November 2006, we completed a public offering of 9,071,576 shares of common stock. All of these shares were offered by existing shareholders. In connection with this public offering, holders of 250,000 shares of our convertible preferred stock converted those shares into 1,214,771 shares of our common stock. We did not receive any of the proceeds from this offering.

     Because our convertible preferred stock is mandatorily redeemable upon the occurrence of certain events that are deemed to be outside of our control, our preferred stock is presented on the balance sheet outside of shareholders’ equity. As a result of the conversion of these shares of preferred stock into common stock, in 2006 we increased shareholders’ equity by $25 million, the amount we received when the preferred shares were issued in 1998. Offsetting this increase were expenses of $1.1 million associated with the public offering.
     During 2004, Converium Reinsurance (North America), one of our reinsurers, reported a significant loss, resulting in a downgrade in its A.M. Best rating. Although Converium continued to reimburse us under the terms of our reinsurance agreements, we initiated discussions with Converium to seek to reduce the credit risk associated with the amounts due to us. Effective June 30, 2005, we entered into a commutation agreement with Converium. In the third quarter of 2005, Converium paid us $61.3 million pursuant to this agreement in exchange for a termination and full release of three of our five reinsurance agreements with Converium. Under the commutation agreement, all liabilities reinsured with Converium under these three reinsurance agreements have reverted back to us. We recorded a pre-tax loss of $13.2 million related to this commutation agreement. Converium remains obligated to us under the remaining two agreements. At December 31, 2006, the amount recoverable from Converium under the remaining two reinsurance agreements was $6.2 million. The $61.3 million we received in connection with the commutation with Converium was contributed to our investment portfolio.
     AMERISAFE is a holding company that transacts business through its operating subsidiaries, including American Interstate, Silver Oak Casualty and American Interstate of Texas. AMERISAFE’s primary assets are the capital stock of these operating subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. See “Business—Regulation—Dividend Limitations” in Item 1of this report. Based on reported capital and surplus at December 31, 2006, American Interstate is permitted under Louisiana insurance law to pay dividends to AMERISAFE in 2007 in an amount up to $19.6 million without approval by the Louisiana Department of Insurance.
Investment Portfolio
     The first priority of our investment strategy is capital preservation, with a secondary focus on maximizing after-tax income. We presently expect to maintain sufficient liquidity from funds generated from operations to meet our anticipated insurance obligations and operating and capital expenditure needs, with excess funds invested in accordance with our investment guidelines.
     We allocate our portfolio into three categories; cash and cash equivalents, fixed maturity securities and equity securities. Cash and cash equivalents includes cash on deposit, commercial paper, short-term municipal securities, pooled short-term money market funds and certificates of deposit. Our fixed maturity securities includes obligations of the U.S. Treasury or U.S. agencies, obligations of states and their subdivisions, long-term certificates of deposit, U.S. dollar-denominated obligations of the U.S. corporations, mortgage-backed securities, mortgages guaranteed by the Federal National Mortgage Association and asset-backed securities. As discussed below, currently a portion of our investment portfolio allocated to equity securities is invested in three separate value-based exchange traded funds.
     In 2006, we began a strategic review of our investment management and related policies. As a result of this review, we revised our investment guidelines. Under our revised guidelines, the market value of the equity securities in our investment portfolio will range from 20% to 30% of shareholders’ equity, plus redeemable preferred stock, at the end of the most recently completed fiscal year. Under our prior investment guidelines, the portion of our investment portfolio invested in equity securities was limited to 12% of the carrying value and 15% of the market value of the total portfolio. As a result of the changes in our investment guidelines, we expect to hold a smaller percentage of our investment portfolio in equity securities, with a greater emphasis on index funds.

     In anticipation of the change in our investment guidelines, we sold all of the equity securities in our investment portfolio. These sales began in the third quarter and were completed in the fourth quarter of 2006. We presently intend to reposition the equity portion of our investment portfolio to consist of a combination of value-based exchange traded funds and an externally managed portfolio of individual equity securities. To achieve this repositioning, we purchased $21.1 million of value-based exchange traded funds in late 2006. Until a new equity portfolio manager is appointed, we may purchase additional equity index funds to bring the percentage of our total portfolio invested in equity securities within our current investment guidelines.
     Also as a result of the strategic review, we retained Prudential Investment Management, Inc., or PIM, a registered investment advisory firm and a subsidiary of Prudential Financial, Inc., to manage our portfolio of fixed maturity securities under investment guidelines approved by our board of directors. PIM began managing our fixed maturity securities in November 2006.
     Under Louisiana and Texas law, as applicable, each of American Interstate, Silver Oak Casualty and American Interstate of Texas is required to invest only in securities that are either interest-bearing or eligible for dividends, and must limit its investment in the securities of any single issuer to five percent of the insurance company’s assets. As of December 31, 2006, we were in compliance with these requirements.
     We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security. Our investment portfolio, including cash and cash equivalents, had a carrying value of $665.5 million as of December 31, 2006, and is summarized in the table below by type of investment.

		Percentage
	Carrying Value	of Portfolio
	(In thousands)
Fixed maturity securities:
State and political subdivisions	$365,282	54.9%
Mortgage-backed securities	117,456	17.6%
U.S. Treasury securities and obligations of U.S. Government agencies	78,817	11.8%
Corporate bonds	21,123	3.2%
Asset-backed securities	32,436	4.9%

Total fixed maturity securities	615,114	92.4%
Equity securities (1)	23,666	3.6%
Cash and cash equivalents	26,748	4.0%

Total investments, including cash and cash equivalents	$665,528	100.0%

(1)	Equity securities represented 12.9% of shareholders’ equity plus redeemable preferred stock as of December 31, 2006.
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
     As of December 31, 2006, there were no other-than-temporary declines in the fair values of the securities held in our investment portfolio.
Contractual Obligations and Commitments
     We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2006, the present value of these annuities was $60.3 million, as estimated by our annuity providers. Each of the life insurance companies issuing these annuities, or the entity guaranteeing the life insurance company, has an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 18 to our consolidated financial statements in Item 8 of this report.
     We lease equipment and office space under noncancelable operating leases. Future minimum lease payments at December 31, 2006, were as follows:

Future Minimum
Year	Lease Payments
(In thousands)
2007	$749
2008	569
2009	473
2010	8

$1,799

     Rental expense was $1.4 million in 2006, $924,000 in 2005 and $956,000 in 2004.

     The table below provides information with respect to our long-term debt and contractual commitments as of December 31, 2006.

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
			(In thousands)
Subordinated notes (1)	$36,090	$0	$0	$0	$36,090
Loss and loss adjustment expenses (2)	519,178	187,423	227,919	51,399	52,437
Loss-based insurance assessments (3)	17,669	6,379	7,757	1,749	1,784
Capital lease obligations	548	507	41	0	0
Operating lease obligations	1,799	749	1,042	8	0
Purchase obligations	424	284	140	0	0

Total	$575,708	$195,342	$236,899	$53,156	$90,311

(1)	Amounts do not include interest payments associated with these obligations. Interest rates on our subordinated notes are variable and may change on a quarterly basis. See “—Liquidity and Capital Resources” in Item 1 of this report for further discussion of our subordinated notes.

(2)	The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2006 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense process, see “Business—Loss Reserves” in Item 1 of this report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the amounts shown in the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors—Risks Related to Our Business—Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Item 1 of this report for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.

(3)	We are subject to various annual assessments imposed by certain of the states in which we write insurance policies. These assessments are generally based upon the amount of premiums written or losses paid during the applicable year. Assessments based on premiums are generally paid within one year after the calendar year in which the policies are written, while assessments based on losses are generally paid within one year after the loss is paid. When we establish a reserve for loss and loss adjustment expenses for a reported claim, we accrue our obligation to pay any applicable assessments. If settlement of the claim is to be paid out over more than one year, our obligation to pay any related loss-based assessments extends for the same period of time. Because our reserves for loss and loss adjustment expenses are based on estimates, our accruals for loss-based insurance assessments are also based on estimates. Actual payments of loss and loss adjustment expenses may differ, perhaps materially, from our reserves. Accordingly, our actual loss-based insurance assessments may vary, perhaps materially, from our accruals.
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
     We address the credit risk related to the issuers of our fixed maturity securities by investing in fixed maturity securities that are rated “BBB” or higher by Standard & Poor’s. We also independently, and through our independent fixed maturity investment manager, monitor the financial condition of all issuers of our fixed maturity securities. To limit our risk exposure, we employ stringent diversification policies that limit the credit exposure to any single issuer or business sector.
     We are subject to credit risk with respect to our reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims and we might not collect amounts recoverable from our reinsurers. We address this credit risk by initially selecting reinsurers with an A.M. Best rating of “A” (Excellent) or better and by performing, along with our reinsurance broker, quarterly credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment including commutation, novation and letters of credit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” in Item 7 of this report.
Interest Rate Risk
     We had fixed maturity securities with a fair value of $609.3 million and a carrying value of $615.1 million as of December 31, 2006 that are subject to interest rate risk. We are also subject to interest rate risk on our subordinated debt securities, which have quarterly adjustable interest rates based on LIBOR plus a fixed margin. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities and the cost to service our subordinated debt securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

     The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2006 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. We classify our fixed maturity securities as held-to-maturity and carry them on our balance sheet at cost or amortized cost, as applicable. Temporary changes in the fair value of our fixed maturity securities that are held-to-maturity, such as those resulting from interest rate fluctuations, do not impact the carrying value of these securities and, therefore, do not affect our shareholders’ equity. However, temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity.

					Hypothetical
					Percentage
				Estimated	Increase
		Estimated		Change in	(Decrease) in
Hypothetical Change		Change in		Carrying	Shareholders’
in Interest Rates	Fair Value	Fair Value	Carrying Value	Value	Equity
200 basis point increase	$557,324	$(51,944)	$615,114	$—	—
100 basis point increase	581,580	(27,688)	615,114	—	—
No change	609,268	—	615,114	—	—
100 basis point decrease	636,854	27,586	615,114	—	—
200 basis point decrease	668,529	59,262	615,114	—	—
Equity Price Risk
     Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and shareholders’ equity. In order to minimize our exposure to equity price risk, we invest primarily in mid-to-large capitalization issues and seek to diversify our equity holdings across several business sectors. In addition, we currently limit the percentage of equity securities held in our investment portfolio to a range of 20% to 30% of shareholders’ equity, plus redeemable preferred stock, at the end of the most recent fiscal year. As of December 31, 2006, the equity securities in our investment portfolio had a fair value of $23.7 million, representing 12.9% of shareholders’ equity plus redeemable preferred stock on that date. As of that date, our equity portfolio was invested in three value-based exchange traded funds. See “Business — Investments” in Item 1 of this report.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors
AMERISAFE, Inc. and Subsidiaries
     We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also include the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERISAFE, Inc. and Subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMERISAFE, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2007, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 2, 2007

AMERISAFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2006	2005
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $609,268 and $458,819 in 2006 and 2005, respectively)	$615,114	$465,648
Fixed maturity securities—available-for-sale, at fair value (cost $0 and $1,709 in 2006 and 2005, respectively)	—	1,695
Equity securities—available-for-sale, at fair value (cost $22,157 and $62,875 in 2006 and 2005, respectively)	23,666	66,275

Total investments	638,780	533,618
Cash and cash equivalents	26,748	49,286
Amounts recoverable from reinsurers	109,603	122,562
Premiums receivable, net	144,384	123,934
Deferred income taxes	29,466	22,413
Accrued interest receivable	5,921	4,597
Property and equipment, net	5,687	6,321
Deferred policy acquisition costs	18,486	16,973
Deferred charges	3,548	3,182
Other assets	11,523	9,434

	$994,146	$892,320

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$519,178	$484,485
Unearned premiums	137,761	124,524
Reinsurance premiums payable	1,378	694
Amounts held for others	1,827	1,484
Policyholder deposits	39,141	38,033
Insurance-related assessments	40,886	35,135
Federal income tax payable	3,631	1,677
Accounts payable and other liabilities	30,470	22,852
Subordinated debt securities	36,090	36,090

	810,362	744,974
Redeemable preferred stock:
Series A nonconvertible—$0.01 par value, $100 per share redemption value:
Authorized shares—1,500,000; issued and outstanding shares—none in 2006 and 2005	—	—
Series C convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—300,000; issued and outstanding shares—50,000 in 2006 and 300,000 in 2005	5,000	30,000
Series D convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—200,000; issued and outstanding shares—200,000 in 2006 and 2005	20,000	20,000

	25,000	50,000
Shareholders’ equity:
Preferred stock: Series E nonconvertible—$0.01 par value, $100 per share redemption value:
Authorized—500,000; issued and outstanding shares—none in 2006 and in 2005	—	—
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2006 and 2005; issued and outstanding shares—18,705,098 in 2006 and 17,424,054 in 2005	187	174
Additional paid-in capital	171,557	145,206
Accumulated deficit	(16,988)	(54,346)
Accumulated other comprehensive income	4,028	6,312

	158,784	97,346

	$994,146	$892,320

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Year Ended December 31,
	2006	2005	2004
Revenues
Premiums earned	$299,303	$256,568	$234,733
Net investment income	25,383	16,882	12,217
Net realized gains on investments	7,389	2,272	1,421
Fee and other income	645	561	589

Total revenues	332,720	276,283	248,960

Expenses
Loss and loss adjustment expenses incurred	199,484	204,056	174,186
Underwriting and certain other operating costs	35,024	31,113	28,792
Commissions	19,030	16,226	14,160
Salaries and benefits	17,234	16,045	15,229
Interest expense	3,496	2,844	1,799
Policyholder dividends	6,006	4	1,108

Total expenses	280,274	270,288	235,274

Income before income taxes	52,446	5,995	13,686
Income tax expense	15,088	65	3,129

Net income	37,358	5,930	10,557
Preferred stock dividends	—	(8,593)	(9,781)

Net income (loss) available to common shareholders	$37,358	$(2,663)	$776

Earnings (loss) per share
Basic	$1.88	$(1.25)	$2.42

Diluted	$1.88	$(1.25)	$2.14

Shares used in computing earnings (loss) per share
Basic	17,579,829	2,129,492	225,367

Diluted	17,594,736	2,129,492	255,280

     See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)

							Accumulated
	Series E				Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at January 1, 2004	247,209	$24,720	180,125	$2	$—	$(52,544)	$7,170	$(20,652)
Comprehensive income:
Net income	—	—	—	—	—	10,557	—	10,557
Other comprehensive income, net of tax:
Unrealized loss on securities.	—	—	—	—	—	—	(117)	(117)

Comprehensive income								10,440
Conversion of warrants	—	—	119,649	1	—	85	—	86
Dividends paid in Series A preferred stock	—	—	—	—	—	(5,492)	—	(5,492)
Dividends paid in Series E preferred stock	42,880	4,289	—	—	—	(4,289)	—	—
Redemption of Series E preferred stock	(272,436)	(27,244)	—	—	—	—	—	(27,244)

Balance at December 31, 2004	17,653	1,765	299,774	3	—	(51,683)	7,053	(42,862)
Comprehensive income:
Net income	—	—	—	—	—	5,930	—	5,930
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(741)	(741)

Comprehensive income	—	—	—	—	—	—	—	5,189
Dividends paid in Series A preferred stock	—	—	—	—	—	(4,376)	—	(4,376)
Dividends paid in Series E preferred stock	27,655	2,766	—	—	—	(2,766)	—	—
IPO — Common stock issued	—	—	8,000,000	80	71,920	—	—	72,000
IPO — Common stock issued in exchange for Series A preferred stock	—	—	9,120,948	91	81,997	(837)	—	81,251
Restricted common stock issued	—	—	3,332	—	—	—	—	—
Share-based compensation	—	—	—	—	53	—	—	53
IPO — Series A preferred stock redeemed	—	—	—	—	—	(52)	—	(52)
IPO — Series E preferred stock redeemed	(45,308)	(4,531)	—	—	—	(562)	—	(5,093)
IPO — Offering costs:
Underwriting discount	—	—	—	—	(5,040)	—	—	(5,040)
Other IPO expenses	—	—	—	—	(3,724)	—	—	(3,724)

Balance at December 31, 2005	—	—	17,424,054	174	145,206	(54,346)	6,312	97,346
Comprehensive income:
Net income	—	—	—	—	—	37,358	—	37,358
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(2,284)	(2,284)

Comprehensive income	—	—	—	—	—	—	—	35,074
Common stock issued upon conversion of Series C preferred stock	—	—	1,214,771	12	24,988	—	—	25,000
Common stock issued upon exercise of options	—	—	47,500	1	427	—	—	428
Restricted common stock issued	—	—	18,773	—	168	—	—	168
Share-based compensation	—	—	—	—	754	—	—	754
Tax benefit of share-based compensation	—	—	—	—	14	—	—	14

Balance at December 31, 2006	—	$—	18,705,098	$187	$171,557	$(16,988)	$4,028	$158,784

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income	$37,358	$5,930	$10,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,960	2,159	1,695
Net amortization/accretion of investments	2,272	2,256	1,673
Deferred income taxes	(5,824)	(6,389)	(2,849)
Net realized gains on investments	(7,389)	(2,272)	(1,421)
(Gain)loss on sale of asset	(82)	2	—
Share-based compensation	922	53	—
Changes in operating assets and liabilities:
Premiums receivable	(20,450)	(9,793)	(5,761)
Accrued interest receivable	(1,324)	(1,474)	(464)
Deferred policy acquisition costs and deferred charges	(1,879)	(5,057)	(291)
Other assets	(2,089)	424	3,497
Reserve for loss and loss adjustment expenses	34,693	51,605	55,321
Unearned premiums	13,237	12,783	8,279
Reinsurance balances	13,643	76,248	13,173
Amounts held for others and policyholder deposits	1,451	4,557	4,975
Accounts payable and other liabilities	15,323	11,063	3,565

Net cash provided by operating activities	81,822	142,095	91,949

Investing activities
Purchases of investments held-to-maturity	(214,627)	(240,054)	(113,461)
Purchases of investments available-for-sale	(41,972)	(56,115)	(31,795)
Proceeds from maturities of investments held-to-maturity	61,182	99,953	21,789
Proceeds from sales and maturities of investments available-for-sale	91,859	26,342	14,908
Repayments on mortgage loan	—	—	2,370
Purchases of property and equipment	(1,330)	(1,409)	(2,778)
Proceeds from sales of property and equipment	86	3	2

Net cash used in investing activities	(104,802)	(171,280)	(108,965)

Financing activities
Proceeds from stock option exercise	428	—	—
Tax benefit from share-based payments	14	—	—
Net proceeds from initial public offering	—	63,236	—
Series A preferred stock redemption	—	(5,093)	—
Series E preferred stock redemption	—	(5,093)	(27,244)
Principal payments on note payable	—	—	(6,000)
Warrants exercised	—	—	86
Proceeds from issuance of subordinated debt securities	—	—	25,780

Net cash provided by (used in) financing activities	442	53,050	(7,378)

Change in cash and cash equivalents	(22,538)	23,865	(24,394)
Cash and cash equivalents at beginning of year	49,286	25,421	49,815

Cash and cash equivalents at end of year	$26,748	$49,286	$25,421

Supplemental disclosure of cash flow information
Interest paid	$2,655	$2,556	$1,260

Income taxes paid	$18,638	$3,650	$8,434

Pay-in-kind dividends (non-cash)	$—	$8,593	$9,781

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
1. Summary of Significant Accounting Policies
Organization
     AMERISAFE, Inc., is an insurance holding company incorporated in the state of Texas. The accompanying consolidated financial statements include the accounts of AMERISAFE and its subsidiaries: American Interstate Insurance Company (“AIIC”) and its insurance subsidiaries, Silver Oak Casualty, Inc. (“SOCI”) and American Interstate Insurance Company of Texas (“AIIC-TX”), Amerisafe Risk Services, Inc. (“RISK”) and Amerisafe General Agency, Inc. (“AGAI”). AIIC and SOCI are property and casualty insurance companies organized under the state of Louisiana. AIIC-TX is a property and casualty insurance company organized under the laws of the state of Texas, was incorporated on December 20, 2004, and commenced business on January 1, 2005. RISK, a wholly-owned subsidiary of the Company, is a claims and safety service company servicing only affiliated insurance companies. AGAI, a wholly owned subsidiary of the Company, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIIC-TX, as well as by nonaffiliated insurance carriers. The assets and operations of AGAI are not significant to that of the consolidated entity.
     The terms “AMERISAFE,” the “Company,” “we,” “us,” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.
     The Company provides workers’ compensation and general liability insurance for companies primarily in special trade groups, including construction, trucking and logging. Assets and revenues of AIIC represent approximately 99% of comparable consolidated amounts of the Company for each of 2006, 2005 and 2004.
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
     The Company’s net proceeds from the initial public offering were $63.2 million, after deducting $5.0 million in underwriting discounts and commissions and $3.7 million in other expenses related to the offering. The Company used $10.2 million of net proceeds to redeem shares of Series A preferred stock and Series E preferred stock. The Company retained $53.0 million of the net proceeds from the offering. Of this amount, the Company contributed $45 million to its insurance company subsidiaries. The remaining $8.0 million will be used to make additional capital contributions to the Company’s insurance company subsidiaries as necessary to support anticipated growth and for general corporate purposes, including to pay interest on the Company’s outstanding subordinated notes and to fund other holding company operations.
     On November 21, 2006, the Company completed a secondary public offering of 9,071,576 shares of common stock. All of these shares were sold by selling shareholders. The Company did not receive any of the proceeds from this offering. In connection with the offering, certain selling shareholders converted 250,000 shares of the Company’s outstanding Series C convertible preferred stock into 1,214,771 shares of common stock.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
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

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
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
Deferred Policy Acquisition Costs
     The direct costs of acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2006, 2005 or 2004.
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
December 31, 2006
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
     The Company estimates the annual premiums to be paid by its policyholders when the Company issues the policies and records those amounts on the balance sheet as premiums receivable. The Company conducts premium audits on all of its voluntary business policyholders annually, upon the expiration of each policy, including when the policy is renewed. The purpose of these audits is to verify that policyholders have accurately reported their payroll expenses and employee job classifications, and therefore have paid the Company the premium required under the terms of the policies. The difference between the estimated premium and the audited premium is referred to as “earned but unbilled” premium, or EBUB premium. EBUB premium can be higher or lower than the estimated premium. EBUB premium is subject to significant variability and can either increase or decrease earned premium based upon several factors, including changes in premium growth, industry mix and economic conditions. Due to the timing of audits and other adjustments, actual EBUB premium is generally not determined for several months after the expiration of the policy.
     Prior to 2006, the Company periodically reviewed EBUB premium trends. However, the variability in those trends caused the Company to conclude that EBUB premium could not be reasonably estimated. As a result, the Company recorded EBUB premium as gross written premium and earned premium in the period in which the premium audit was completed. In 2006, the Company again analyzed whether EBUB premiums could be reasonably estimated. Based on this most recent analysis, at December 31, 2006, the Company recorded an estimate for EBUB premium of $5.3 million, or 1.6% of gross premiums written in 2006. This adjustment for estimated EBUB premium less related losses and expenses, increased the Company’s 2006 net income by $712,000. In future periods, the Company will review its estimate of EBUB premiums and record an adjustment quarterly.
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

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
     Contingent commissions are earned from certain reinsurance companies based on the financial results of the applicable risks underwritten by the Company. Contingent commission revenue on reinsurance contracts is recognized during the related reinsurance treaty period and is based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations. Contingent commissions recognized reduced underwriting and other operating costs by $66,000 in 2006 and $200,000 in 2004, and increased underwriting and other costs by $251,000 in 2005.
Fee and Other Income
     The Company recognizes income related to commissions earned by AGAI as the related services are performed.
Advertising
     All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and other operating costs in the consolidated statements of income. Total advertising expenses incurred were $447,000 in 2006, $382,000 in 2005 and $412,000 in 2004.
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

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
Policyholder Dividends
     The Company writes certain policies for which the policyholder may participate in favorable claims experience through a dividend. An estimated provision for workers’ compensation policyholders’ dividends is accrued as the related premiums are earned. Dividends do not become a fixed liability unless and until declared by the respective Boards of Directors of AMERISAFE’s insurance subsidiaries. The dividend to which a policyholder may be entitled is set forth in the policy and is related to the amount of losses sustained under the policy. Dividends are calculated after the policy expiration. The Company is able to estimate the policyholder dividend liability because the Company has information regarding the underlying loss experience of the policies written with dividend provisions and can estimate future dividend payments from the policy terms. Additionally, Florida law requires payment of dividends to Florida policyholders pursuant to a formula based on underwriting results from policies written in Florida over a consecutive three-year period.
Variable Interest Entities
     In December 2003, the Company formed Amerisafe Capital Trust I (“ACT I”) for the sole purpose of issuing $10,000,000 in trust preferred securities. ACT I used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $10,310,000 of subordinated debt securities from the Company. The debt securities are the sole assets of ACT I, and the payments under the debt securities are the sole revenues of ACT I.
     In April 2004, the Company formed Amerisafe Capital Trust II (“ACT II”) for the sole purpose of issuing $25,000,000 in trust preferred securities. ACT II used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $25,780,000 of subordinated debt securities from the Company. The debt securities are the sole assets of ACT II, and the payments under the debt securities are the sole revenues of ACT II.
     The Company concluded that the equity investments in ACT I and ACT II (collectively, the “Trusts”) are not at risk since the subordinated debt securities issued by the Company are the Trusts’ sole assets. Accordingly, the Trusts are considered variable interest entities. The Company is not considered to be the primary beneficiary of the Trusts and has not consolidated these entities.
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
      Diluted EPS include potential common shares assumed issued under the treasury stock method, which reflects the potential dilution that would occur if any outstanding options or warrants were exercised or restricted stock becomes vested, and includes the “if converted” method for participating securities if the effect is dilutive. The two-class method of calculating diluted EPS is used in the event the “if converted” method is anti-dilutive.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
Stock-Based Compensation
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R) (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option.
     Statement No. 123(R) permits public companies to adopt its requirements using one of two methods. One method is a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement No. 123(R) that remain unvested on the effective date. The other method is a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption. Statement No. 123(R) was to be adopted no later than January 1, 2006. Early adoption was permitted in periods in which financial statements had not yet been issued.
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
Recent Accounting Pronouncements
     In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new standard is effective for fiscal years beginning after September 15, 2006. The Company expects that SFAS No. 155 will not have a material effect on its consolidated financial position or results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance to reduce the diversity in practice associated with recognition, measurement, presentation and disclosure of uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company expects that FIN 48 will not have a material effect on its consolidated financial condition or results of operations.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company expects that SFAS No. 157 will not have a material effect on its consolidated financial condition or results of operations.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company has not yet determined the impact this standard will have on its consolidated financial position or results of operations.
2. Investments
     The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at December 31, 2006 are summarized as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$78,817	$93	$(921)	$77,989
States and political subdivisions	365,282	996	(3,481)	362,797
Mortgage-backed and asset-backed securities	149,892	193	(2,225)	147,860
Corporate bonds	21,023	12	(513)	20,522
Long-term certificates of deposit	100	—	—	100

Totals	$615,114	$1,294	$(7,140)	$609,268

     The amortized cost for the fixed maturity securities classified as held-to-maturity includes an unamortized gain of $4,688,000. This gain resulted in 2004 from the difference between each security’s par value and fair value at the date of transfer from available-to-sale to held-to-maturity and is being amortized as a yield adjustment over the respective security’s life.
     The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at December 31, 2006 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(In thousands)
Equity securities	$22,157	$1,509	$—	$23,666

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
     The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at December 31, 2005 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$71,548	$75	$(934)	$70,689
States and political subdivisions	255,598	585	(4,345)	251,838
Mortgage-backed and asset-backed securities	115,510	217	(1,950)	113,777
Corporate bonds	22,892	17	(494)	22,415
Long-term certificates of deposit	100	—	—	100

Totals	$465,648	$894	$(7,723)	$458,819

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

     A summary of the cost or amortized cost and fair value of investments in fixed maturity securities at December 31, 2006, by contractual maturity, is as follows:

	Cost or
	Amortized
	Cost	Fair Value
	(In thousands)
Maturity:
Due in 2007	$65,427	$65,262
In 2008 through 2011	225,135	221,963
In 2012 through 2016	88,160	87,434
After 2016	86,500	86,749
Mortgage-backed and asset-backed securities	149,892	147,860

Totals	$615,114	$609,268

     The actual maturities of the fixed maturity securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
     At December 31, 2006, there were $275,000 of cash and short-term investments and $14,747,444 of held-to-maturity investments on deposit with regulatory agencies of states in which the Company does business.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
     A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2006, 2005 and 2004 is as follows:

	Fixed
	Maturity
	Securities
	Available	Equity
	for Sale	Securities	Other	Total
		(In thousands)
Year ended December 31, 2006
Proceeds from sales	$2,000	$89,859	$—	$91,859

Gross realized investment gains	$—	$10,601	$—	$10,601
Gross realized investment losses	—	(3,142)	—	(3,142)

Net realized investment gain	—	7,459	—	7,459
Impairments	—	—	—	—
Other, including losses on calls and redemptions	(5)	—	(65)	(70)

Net realized investment gains (losses)	$(5)	$7,459	$(65)	$7,389

Year ended December 31, 2005
Proceeds from sales	$—	$26,342	$—	$26,342

Gross realized investment gains	$—	$3,338	$—	$3,338
Gross realized investment losses	—	(1,179)	—	(1,179)

Net realized investment gain	—	2,159	—	2,159
Impairments	—	—	—	—
Other, including gains on calls and redemptions	—	—	113	113

Net realized investment gains	$—	$2,159	$113	$2,272

Year ended December 31, 2004
Proceeds from sales	$—	$13,529	$—	$13,529

Gross realized investment gains	$—	$1,784	$—	$1,784
Gross realized investment losses	—	(537)	—	(537)

Net realized investment gain	—	1,247	—	1,247
Impairments	—	—	—	—
Other, including gains on calls and redemptions	—	—	174	174

Net realized investment gains	$—	$1,247	$174	$1,421

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
     Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Gross investment income:
Fixed maturity securities	$22,261	$15,515	$11,294
Equity securities	1,522	1,333	811
Cash and cash equivalents	2,674	1,031	693

Total gross investment income	26,457	17,879	12,798
Investment expenses	(1,074)	(997)	(581)

Net investment income	$25,383	$16,882	$12,217

     The following table summarizes the gross unrealized losses on securities which were at a loss for either less than twelve months or twelve months or longer:

	Less Than		Twelve Months
	Twelve Months		or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
		(In thousands)
December 31, 2006:
Fixed maturity securities	$157,606	$2,011	$258,177	$5,129
Equity securities	—	—	—	—

December 31, 2005:
Fixed maturity securities	34,119	2,544	271,579	5,179
Equity securities	40,437	1,405	3,599	571
     The Company reviewed all securities with unrealized losses in accordance with the impairment policy described in Note 1. The Company determined that the unrealized losses in the fixed maturity portfolio relate primarily to changes in market interest rates since the date of purchase or the transfer of the investments from the available-for-sale classification to the held-to-maturity classification. The Company expects to recover the amortized cost of these securities since management has the positive intent to hold the securities until they mature. As of December 31, 2006, there were no unrealized losses in the Company’s equity portfolio. All unrealized losses in the December 31, 2005 equity portfolio were determined to be due to general market conditions.
3. Premiums Receivable
     Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for doubtful accounts. The components of premiums receivable are shown below:

	December 31,
	2006	2005
	(In thousands)
Premiums receivable	$146,894	$126,148
Allowance for doubtful accounts	(2,510)	(2,214)

Premiums receivable, net	$144,384	$123,934

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
     The following summarizes the activity in the allowance for doubtful accounts:

	December 31,
	2006	2005	2004
		(In thousands)
Balance, beginning of year	$2,214	$2,916	$3,229
Provision for bad debts	1,839	956	1,507
Write-offs	(1,543)	(1,658)	(1,820)

Balance, end of year	$2,510	$2,214	$2,916

4. Deferred Policy Acquisition Costs
     The Company incurs certain costs related to acquiring policies. These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2006	2005
	(In thousands)
Agents’ commissions	$12,080	$11,033
Premium taxes	3,469	3,088
Deferred underwriting expenses	2,937	2,852

Total deferred policy acquisition costs	$18,486	$16,973

     The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)
Balance, beginning of year	$16,973	$12,044	$11,820
Policy acquisition costs deferred	41,939	36,714	26,193
Amortization expense during the year	(40,426)	(31,785)	(25,969)

Balance, end of year	$18,486	$16,973	$12,044

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
5. Property and Equipment
     Property and equipment consist of the following:

	December 31,
	2006	2005
	(In thousands)
Land and office building	$4,382	$4,383
Furniture and equipment	6,244	6,445
Software	6,943	6,902
Automobiles	73	79

	17,642	17,809
Accumulated depreciation	(11,955)	(11,488)

Real estate, furniture and equipment, net	$5,687	$6,321

     At December 31, 2006, furniture and equipment included property held under capital leases of $70,000 and software included property held under capital leases of $1,315,000. Accumulated depreciation includes $835,000 that is related to these properties. At December 31, 2005, furniture and equipment included property held under capital leases of $90,000 and software included property held under capital leases of $1,242,000. Accumulated depreciation includes $391,000 that is related to these properties. The capital lease obligations related to this property are included in accounts payable and other liabilities.
     Future minimum lease payments related to the capital lease obligations are detailed below (in thousands):

2007	$507
2008	41

Total minimum lease payments	548
Less amount representing interest	(4)

Present value of net minimum lease payments	$544

6. Reinsurance
     The Company cedes certain premiums and losses to various reinsurers under quota share and excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2006, 2005 and 2004 was as follows:

	2006 Premiums		2005 Premiums		2004 Premiums
	Written	Earned	Written	Earned	Written	Earned
			(In thousands)
Gross	$332,491	$319,253	$290,891	$278,109	$264,962	$256,684
Ceded	(19,950)	(19,950)	(21,541)	(21,541)	(21,951)	(21,951)

Net premiums	$312,541	$299,303	$269,350	$256,568	$243,011	$234,733

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
     The amounts recoverable from reinsurers consist of the following:

	December 31,
	2006	2005
	(In thousands)
Unpaid losses recoverable:
Case basis	$89,285	$106,626
Incurred but not reported	17,525	13,606
Paid losses recoverable	2,793	2,330

Total	$109,603	$122,562

     Amounts recoverable from reinsurers consists of ceded case reserves, ceded IBNR reserves and paid losses recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2006, there were no paid losses recoverable that were past due.
     The Company received reinsurance recoveries of $7,860,000 in 2006, $85,025,000 in 2005 and $54,144,000 in 2004.
     At December 31, 2006, unsecured reinsurance recoverables from reinsurers that exceeded 3% of statutory surplus of the Company’s insurance subsidiary are shown below (in thousands). The A.M. Best Company rating for the reinsurer is shown parenthetically.

Munich Reinsurance America, Inc. (A)	$23,737
Odyssey America Reinsurance Corporation (A)	19,750
St. Paul Fire & Marine Insurance Company (A+)	10,885
Clearwater Insurance Company (A)	9,795
SCOR Reinsurance Company (A–)	7,144
Converium Reinsurance (North America) (B+)	6,193
Other reinsurers	14,884

Total unsecured reinsurance recoverables	92,388
Letters of credit	17,215

Total reinsurance recoverables	$109,603

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
7. Income Taxes
     The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(In thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$19,105	$16,047
Unearned premiums	11,785	10,738
Accrued expenses and other	1,653	1,703
Accrued policyholder dividends	2,198	271
Accrued insurance-related assessments	6,195	6,189

Total deferred tax assets	40,936	34,948

Deferred income tax liabilities:
Deferred policy acquisition costs	(7,965)	(7,749)
Deferred charges	(1,087)	(998)
Unrealized gain on securities available-for-sale	(2,169)	(3,399)
Property and equipment, primarily a result of differences in depreciation	(249)	(372)
Other	—	(17)

Total deferred tax liabilities	(11,470)	(12,535)

Net deferred income tax asset	$29,466	$22,413

     The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Current:
Federal	$20,606	$5,928	$5,444
State	306	526	534

	20,912	6,454	5,978

Deferred:
Federal	(5,824)	(6,389)	(2,849)

Total	$15,088	$65	$3,129

     Income tax expense (benefit) from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Income tax computed at federal statutory tax rate	$18,356	$2,098	$4,790
Tax-exempt interest, net	(3,145)	(2,187)	(1,737)
State income tax	306	526	534
Dividends received deduction	(236)	(224)	(135)
Other	(193)	(148)	(323)

	$15,088	$65	$3,129

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
8. Note Payable
     At December 31, 2003, the Company had a note payable with an outstanding balance of $6,000,000, bearing interest at the Federal Funds Rate plus 0.75% (1.91%). The note matured on April 1, 2004, and the Company made a final payment of $6,000,000, plus accrued interest.
9. Subordinated Debt Securities
     On December 16, 2003, the Company entered into a trust preferred securities transaction pursuant to which it issued $10,310,000 aggregate principal amount of subordinated debt securities due in 2034. To effect the transaction, the Company formed a Delaware statutory trust, Amerisafe Capital Trust I (“ACT I”). ACT I issued $10,000,000 of preferred securities to investors and $310,000 of common securities to the Company. ACT I used the proceeds from these issuances to purchase the subordinated debt securities. The Company pays interest on its ACT I subordinated debt securities quarterly at a rate equal to LIBOR plus 4.10% per annum (9.47% at December 31, 2006). ACT I pays interest on its preferred securities at the same rate. The Company subordinated debt securities and ACT I preferred securities are repayable on or after January 8, 2009. Payments of principal, interest and premium, if any, on the ACT I preferred securities are guaranteed by the Company.
     On April 29, 2004, the Company entered into a second trust preferred securities transaction pursuant to which it issued $25,780,000 aggregate principal amount of subordinated debt securities due in 2034. To effect the transaction, the Company formed a Delaware statutory trust, Amerisafe Capital Trust II (“ACT II”). ACT II issued $25,000,000 of preferred securities to investors and $780,000 of common securities to the Company. ACT II used the proceeds from these issuances to purchase the subordinated debt securities. The Company pays interest on its ACT II subordinated debt securities quarterly at a rate equal to LIBOR plus 3.80% per annum (9.17% at December 31, 2006). ACT II pays interest on its preferred securities at the same rate. The Company subordinated debt securities and ACT II preferred securities are repayable on or after April 29, 2009. Payments of principal, interest and premium, if any, on the ACT II preferred securities are guaranteed by the Company.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
10. Loss and Loss Adjustment Expenses
     The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)
Reserves for loss and loss adjustment expenses (“LAE”)	$484,485	$432,880	$377,559
Less amounts recoverable from reinsurers on unpaid loss and LAE	120,232	189,624	194,558

Reserves for loss and LAE, net of related amounts recoverable from reinsurers, at beginning of year	364,253	243,256	183,001
Add:
Provision for loss and LAE for claims occurring in the current year, net of reinsurance	201,711	182,174	160,773
Change in estimated loss and LAE for claims occurring in prior years, net of reinsurance	(2,227)	8,673	13,413
Loss on Converium commutation	—	13,209	—

Incurred losses during the current year, net of reinsurance	199,484	204,056	174,186
Less loss and LAE payments for claims, net of reinsurance, occurring during:
Current year	41,002	42,545	40,312
Prior years	110,367	96,620	73,619

	151,369	139,165	113,931

Add effect of Converium commutation (1)	—	56,106	—

Reserves for loss and LAE, net of related amounts recoverable from reinsurers, at end of year	412,368	364,253	243,256
Add amounts recoverable from reinsurers on unpaid loss and LAE	106,810	120,232	189,624

Reserves for loss and LAE	$519,178	$484,485	$432,880

(1)	The total payment from Converium was $61.3 million, of which $56.1 million was for ceded reserves and $5.2 million was for paid recoverables as of June 30, 2005.
     The Company’s reserves for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, at December 31, 2005 were decreased in 2006 by $2,227,000, and at December 31, 2004 and 2003 were increased during the subsequent year by $21,882,000 and $13,413,000, respectively. Over 75% of the 2005 prior year development occurred in accident years 1999 through 2002. The unfavorable development was the result of settlements above the established case reserves or upward revisions to the estimated settlements on an individual case basis, totaling $7.9 million, and the commutation with our largest reinsurer, Converium Reinsurance North America (“Converium”), as discussed in the following paragraph. The revisions to the Company’s case reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and then reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
     During 2004, Converium was downgraded by A.M Best Company, from A– to B–, as a result of the emergence of significant and previously unrecorded losses. While this downgrade had no immediate impact on the Company’s consolidated financial statements, it caused a decrease in the Company’s A.M. Best Capital Adequacy Ratio due to the increase in the credit risk capital charge sustained against the Converium recoverable. Effective June 30, 2005, the Company entered into a commutation agreement with Converium pursuant to which the Company received cash payments totaling $61,297,000 in exchange for a full termination and release of three of the five reinsurance agreements between Converium and the Company. The commutation agreement provides that all liabilities of the Company reinsured with Converium under these three reinsurance agreements revert back to the Company in exchange for these cash payments. As a result of the termination of the three reinsurance agreements, the Company recognized a pretax loss of $13,209,000 in June 2005. Converium remains obligated to the Company under the remaining two reinsurance agreements. As of December 31, 2006, the amount recoverable from Converium under these two agreements was $6.2 million. Converium continues to reimburse the Company for its portion of reinsured paid losses, and no amounts are past due. In December 2006, Converium was acquired by National Indemnity Company, a subsidiary of Berkshire Hathaway Company, which has a A.M. Best rating of A++. Converium’s rating was upgraded from B– to B+.
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
11. Statutory Accounting and Regulatory Requirements
     The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholder’s capital and surplus at December 31, 2006, 2005 and 2004 of the directly owned insurance subsidiary, American Interstate Insurance Company, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2006, were as follows (in thousands):

	2006	2005	2004
Capital and surplus	$196,017	$157,740	$112,334
Net income (loss)	38,591	(4,208)	7,828
Realized investment gains	7,389	2,272	1,421
     Property and casualty insurance companies are subject to certain risk-based capital (“RBC”) requirements specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2006, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirement.
     Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the lesser of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Louisiana Commissioner of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. No such dividends were paid to the Company in 2006, 2005 or 2004. Based upon the above described calculation, AIIC could pay to the Company dividends up to $19,602,000 in 2007 without seeking regulatory approval.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
12. Capital Stock
Common Stock
     The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. On November 23, 2005, the Company completed the initial public offering of its common stock with the sale of 8,000,000 shares at $9.00 per share. In connection with the offering, the Company also issued 9,120,948 shares of common stock in exchange for all then-outstanding shares of Series A preferred stock. At December 31, 2006, there were 18,705,098 shares of common stock issued and outstanding.
     At December 31, 2006, 1,214,770 shares of common stock were issuable upon conversion of all outstanding shares of Series C and Series D convertible preferred stock, based on the conversion price on that date of $20.58.
Non-Voting Common Stock
     The Company is authorized to issue 5,000,000 shares of convertible non-voting common stock, par value $0.01 per share. Shares of non-voting common stock are issuable upon conversion of outstanding shares of the Company’s Series D convertible preferred stock at the option of the holder of the Series D convertible preferred stock. At the option of the holder, each share of non-voting common stock may be converted at any time into one share of common stock. There were no shares of non-voting common stock outstanding at December 31, 2006 and 2005 or issued during the three-year period ended December 31, 2006.
Series A Preferred Stock
     The Company is authorized to issue 1,500,000 shares of Series A preferred stock, par value $0.01 per share, of which 862,924 shares have been canceled and retired and cannot be reissued. No shares of Series A preferred stock were outstanding at December 31, 2006 and 2005. The following table summarizes the activity in the Series A preferred stock for the two years in the period ended December 31, 2005 (dollars in thousands):

		Redemption
	Shares	Amount
Balance at January 1, 2004	764,243	$76,424
Series A preferred stock dividends	54,918	5,492

Balance at December 31, 2004	819,161	81,916
Series A preferred stock dividends accrued	43,763	4,376
Series A preferred stock dividends redeemed	(50,410)	(5,041)
Series A preferred stock exchanged for common stock	(812,514)	(81,251)

Balance at December 31, 2005	—	$—

     In connection with the initial public offering in November 2005 and in accordance with the terms of its articles of incorporation, the Company used $5.1 million of the proceeds from the offering to redeem 50,410 outstanding shares of Series A preferred stock. The redemption price for the Series A preferred stock was $100 plus the cash value (calculated at the rate of $100 per share) of all accrued and unpaid dividends per share from the most recent quarterly dividend payment date to the redemption date (the “Redemption Price”).
     In accordance with the terms of the Series A preferred stock set forth in the Company’s articles of incorporation, holders of not less than two-thirds of the Series A preferred stock elected to exchange all then-outstanding shares of Series A preferred stock for shares of common stock. The exchange rate for each share of Series A preferred stock was $100 divided by the price per share to the public in the public offering. The Company issued 9,120,948 shares of common stock in connection with the exchange of all then-outstanding shares of Series A preferred stock.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
     Prior to the exchange of Series A preferred stock for common stock effective upon the completion of the initial public offering, holders of Series A preferred stock were entitled to cumulative dividends at the rate of $7 per year payable quarterly in shares of Series A preferred stock.
     There were no shares of Series A preferred stock outstanding at December 31, 2006.
Series B Preferred Stock
     The Company is authorized to issue 1,500,000 shares of Series B preferred stock, par value $0.01 per share. There were no shares of Series B preferred stock outstanding at December 31, 2006 and 2005 or issued during the three-year period ended December 31, 2006.
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
     The Series C convertible preferred stock is convertible at the option of the holder into shares of common stock at a rate of $100 per share divided by the then-applicable conversion price. The Series D convertible preferred stock is convertible at the option of the holder into shares of non-voting common stock at a rate of $100 per share divided by the then-applicable conversion price. In turn, each share of non-voting common stock is convertible at the option of the holder into one share of common stock. As of December 31, 2006, the conversion price was $20.58 per share and the outstanding shares of Convertible Preferred Stock were convertible into 1,214,770 shares of common stock.
     Subject to certain exceptions, the conversion price will be adjusted if the Company issues or sells shares of common stock or non-voting common stock (including options to acquire shares and securities convertible into or exchangeable for shares of common stock or non-voting common stock) without consideration or for a consideration per share less than the market price of the common stock or non-voting common stock in effect immediately prior to the issuance or sale. In that event, the conversion price will be reduced to a conversion price (calculated to the nearest cent) determined by dividing (1) an amount equal to the sum of (a) the number of shares of common stock and non-voting common stock outstanding immediately prior to the issuance or sale (including as outstanding all shares of common stock and non-voting common stock issuable upon conversion of outstanding Convertible Preferred Stock) multiplied by the then-existing market price of the common stock; plus (b) the consideration, if any, received by the Company upon the issuance or sale, by (2) the total number of shares of common stock and non-voting common stock outstanding immediately after such issuance or sale (including as outstanding all shares of common stock and non-voting common stock issuable upon conversion of outstanding Convertible Preferred Stock, without giving effect to any adjustment in the number of shares issuable by reason of such issue and sale).

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
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
     The Convertible Preferred Stock is automatically convertible into shares of common stock upon consummation of a public offering of shares of common stock with gross proceeds of at least $40,000,000 to the Company at a price to the public of at least $651.60 per share (subject to adjustment to reflect stock splits, combinations and stock dividends). In addition, the Convertible Preferred Stock is convertible at the Company’s option upon consummation of a public offering of its equity securities if the closing price of the common stock for the 20 trading days prior to consummation results in, or concurrently with the disposition of substantially all of the assets of the Company or a change of control of more than 50% of the voting power of all outstanding shares of voting stock, other than through a public offering of equity securities (collectively, a “Change of Control”), if the proceeds from the transaction result in, a value for the outstanding common stock of at least $651.60 per share.
     The Company may redeem all, but not less than all, of the outstanding shares of Convertible Preferred Stock at a price per share of $103.50 plus accrued and unpaid dividends. The Convertible Preferred Stock is mandatorily redeemable at the Redemption Price upon a Change of Control.
     The Convertible Preferred Stock is classified outside of permanent equity because the shares are mandatorily redeemable upon the occurrence of certain events that are deemed to be outside the control of the Company.
     No shares of Convertible Preferred Stock were issued during the three-year period ended December 31, 2006. On November 21, 2006, 250,000 shares of Series C convertible preferred stock were converted into 1,214,771 shares of common stock. The 250,000 shares of Series C preferred stock exchanged were canceled and retired and cannot be reissued.
     At December 31, 2006, there were 50,000 shares of Series C convertible preferred stock and 200,000 shares of Series D convertible preferred stock issued and outstanding.
Series E Preferred Stock
     The Company is authorized to issue 500,000 shares of Series E preferred stock, par value $0.01 per share, of which 317,744 shares have been redeemed by the Company. Theses shares have been canceled and retired and cannot be reissued.
     Prior to the completion of the Company’s initial public offering in November 2005, holders of Series E preferred stock were entitled to cumulative dividends at the rate of $7 per year payable quarterly in shares of Series E preferred stock. In connection with the offering and in accordance with the terms of its articles of incorporation, the Company used $5.1 million of the proceeds from the offering to redeem all then-outstanding shares of Series E preferred stock, at the Redemption Price. The Company made cash redemptions of Series E preferred stock on May 28, 2004, June 8, 2004 and June 30, 2004.
     There were no outstanding shares of Series E preferred stock as of December 31, 2006 and 2005.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
Junior Preferred Stock
     The Company’s board has the authority, without further action by the shareholders, to issue up to 10,000,000 shares of junior preferred stock, par value $0.01 per share, in one or more series. In addition, the board may fix the rights, preferences and privileges of any series of junior preferred stock it may determine to issue, subject to the rights, preferences and privileges of the Convertible Preferred Stock. There were no shares of junior preferred stock outstanding at December 31, 2006 and 2005 or issued during the three-year period ended December 31, 2006.
Liquidation Provisions
     In the event of any liquidation or dissolution of the Company, the holders of Convertible Preferred Stock will receive $100 for each outstanding share before any distributions are made to holders of any other then-outstanding series of preferred stock, junior preferred stock, common stock or non-voting common stock. Any remaining net assets will be distributed first to holders of common stock and non-voting common stock, subject to any other preferential amounts payable to holders of any then-outstanding series of preferred stock or junior preferred stock.
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

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
     Upon the completion of the initial public offering, the Board approved grants of options to officers and employees to purchase an aggregate of 1,548,500 shares of common stock in November 2005. These options have an exercise price equal to the initial public offering price of $9.00 and are subject to pro rata vesting over a five-year period. In September 2006, the Company granted options to purchase an aggregate of 100,000 shares of the Company’s common stock at a per-share exercise price equal to the fair market value of the Company’s common stock on the date of grant. At December 31, 2006, 447,837 shares of common stock were available for future awards under the 2005 Incentive Plan.
     The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical attrition rate for those employees at the officer level, who are eligible to receive options. Further, the Company aggregates individual awards into homogenous groups based upon grant date. Expected volatility is estimated using daily historical volatility for six companies within the property and casualty insurance sector that had at least seven years of publicly available trading history as of the date on which the Company completed its initial public offering. The Company believes that historical volatility of this peer group is currently the best estimate of expected volatility of the market price of the Company’s common shares. The dividend yield is assumed to be zero as the Company has not historically paid cash dividends nor expects to pay cash dividends in the near future. The risk-free interest rate is the yield on the grant date of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.
     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) – Share-Based Payment, as of January 1, 2005. At that time, all share-based payments previously issued by the Company were fully vested. In 2005, the Company approved the 2005 Incentive Plan and made the initial awards of stock options under that Plan concurrent with the effective date of the Company’s Registration Statement on November 17, 2005. Since that date, the Company made additional awards of stock options under the 2005 Equity Incentive Plan on September 1, 2006 and September 25, 2006. The assumptions used in the Black-Scholes-Merton pricing model for options granted on the above option grant dates were as follows:

	2006	2005
Expected Volatility	28.0% – 28.2%	29.3%
Weighted-Average Risk-Free Interest Rate	4.5% – 4.7%	4.4%
Weighted-Average Expected Life	6.5 years	6.5 years
Expected Dividend Yield	0.0%	0.0%

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
     The following table summarizes information about the stock options outstanding under the 2005 Incentive Plan at December 31, 2005 and 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Life
	Shares	Price	(in years)
Outstanding at January 1, 2005	—	$—	—
Granted	1,548,500	9.00	—
Exercised	—	—	—
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2005	1,548,500	9.00	9.9

Exercisable at December 31, 2005	—	—	—

Outstanding at January 1, 2006	1,548,500	9.00	9.9
Granted	100,000	10.46	—
Exercised	47,500	9.00	—
Canceled, forfeited, or expired	(209,000)	9.00	—

Outstanding at December 31, 2006	1,392,000	9.10	8.9

Exercisable at December 31, 2006	258,400	9.00	8.9

     The weighted-average grant date fair values of options granted during 2006 and 2005 were $4.06 and $3.57, respectively. Cash received from option exercises was $428,000 in 2006. Total tax benefits realized for tax deductions from option exercises was $10,500 in 2006.
     On March 10, 2006, the compensation committee of the Board approved incentive compensation awards to each of the Company’s executive officers for services rendered in 2005. The awards were composed of cash bonuses and grants of restricted common stock. The restricted stock awards were made pursuant to the Company’s 2005 Incentive Plan and vest on the first anniversary of the date of grant. The fair value of the restricted stock at the date of grant was $170,000.
     The following table summarizes information about the restricted stock outstanding under the 2005 Incentive Plan at December 31, 2006:

		Weighted-Average Grant-Date
	Shares	Fair Value per Share
Nonvested balance at beginning of year	—	$—
Granted	15,946	10.66
Vested	—	—
Forfeited	(3,283)	10.66
Nonvested balance at end of year	12,663	10.66

     The Company recognized compensation expenses of $850,000 in 2006 and $53,000 in 2005 related to the 2005 Incentive Plan.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
2005 Restricted Stock Plan
     In connection with the initial public offering, the Company’s shareholders approved the AMERISAFE 2005 Non-Employee Director Restricted Stock Plan (the “2005 Restricted Stock Plan”). The 2005 Restricted Stock Plan is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Restricted stock awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the 2005 Restricted Stock Plan is 50,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2006, 40,558 shares of common stock were available for future awards under the 2005 Restricted Stock Plan.
     Under the 2005 Restricted Stock Plan, each non-employee Director is automatically granted a restricted stock award for a number of shares equal to $15,000 divided by the closing price of the Company’s common stock on the date of the annual meeting of shareholders at which the non-employee Director is elected or is continuing as a member of the Board. Each restricted stock award vests on the date of the next annual meeting of shareholders following the date of grant, subject to the continued service of the non-employee Director.
     As of December 31, 2006, there were 6,110 shares of restricted stock outstanding under the 2005 Restricted Stock Plan, all of which will vest on the date of the annual meeting of shareholders in 2007.
     The following table summarizes information about the restricted stock outstanding under the 2005 Restricted Stock Plan at December 31, 2006:

		Weighted-Average Grant-Date
	Shares	Fair Value per Share
Nonvested balance at beginning of year	3,332	$9.00
Granted	6,110	10.66
Vested	(3,332)	9.00
Forfeited	—	—
Nonvested balance at end of year	6,110	10.66

     The Company recognized compensation expense of $72,000 in 2006 related to the 2005 Restricted Stock Plan. No compensation expense was recognized in 2005 related to the 2005 Restricted Stock Plan. Total tax benefits realized for tax deductions from vesting of restricted stock was $4,000 in 2006.
1998 Plan
     The AMERISAFE 1998 Amended and Restated Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”) was terminated on June 20, 2005. The 1998 Plan was administered by the Board of Directors and provided for grants of incentive stock options, nonqualified stock options and restricted stock to selected employees, officers and directors. Each option granted under the 1998 Plan was exercisable for one share of common stock. Options could have been granted under the 1998 Plan for a number of shares not to exceed, in the aggregate, 2,500,000 shares of common stock.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
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
     A summary of the Company’s 1998 Plan as of December 31, 2005 and 2004, and changes during each of the years then ended is as follows:

	2005		2004
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at the beginning of the year	20,098	$215.28	20,140	$216.72
Granted	167	360.00	167	360.00
Exercised	—	—	—	—
Canceled, forfeited, or expired	(20,265)	216.72	(209)	360.00

Outstanding at the end of the year	—	—	20,098	215.28

Exercisable at the end of the year	—	—	20,098	215.28

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
14. Warrants
     In 2004, warrants for 119,649 shares of common stock were exercised at a price of $0.72 per share. The warrants were issued in 1997 and 1998. No warrants were outstanding during 2006 or 2005. The following table depicts warrant activity for the one-year period ended December 31, 2004.

		Exercise	Shares
	Number	Price	Purchased
Warrants outstanding at January 1, 2004	119,849	$0.72	—
Issued	—	—	—
Exercised	119,649	0.72	119,649
Expired	200	0.72	—

Warrants outstanding at December 31, 2004	—

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
15. Earnings Per Share
     Diluted earnings per share includes common shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if any outstanding options are exercised. Diluted earnings per share also includes the “if converted” method for participating securities if the result is dilutive. The two-class method of calculating diluted earnings per share is used whether the “if converted” result is dilutive or anti-dilutive.
     The calculation of basic and diluted EPS for the years ended December 31, 2006, 2005 and 2004 are presented below.

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Basic EPS:
Net income	$37,358	$5,930	$10,557
Preferred stock dividends	—	(8,593)	(9,781)

Income (loss) available to common shareholders	$37,358	$(2,663)	$776

Amount allocable to common shareholders	88.6%	100%	70.2%

Income (loss) allocable to common shareholders	$33,099	$(2,663)	$545

Weighted-average common shares outstanding	17,580	2,129	225

Basic earnings (loss) per share	$1.88	$(1.25)	$2.42

Diluted EPS:
Income (loss) allocable to common shareholders	$37,358	$(2,663)	$545
Dividends on participating securities	—	—	—

Income (loss) allocable to common shareholders after assumed conversions	$37,358	$(2,663)	$545

Weighted average common shares outstanding	17,580	2,129	225
Diluted effect:
Stock options	—	—	—
Restricted stock	15	—	—
Warrants	—	—	30
Conversion of participating securities	—	—	—

Weighted average diluted shares outstanding	17,595	2,129	255

Diluted earnings (loss) per share	$1.88	$(1.25)	$2.14

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
     The table below sets forth the calculation of the percentage of net income allocable to common shareholders, or the “portion allocable to common shareholders.” Under the two-class method, unvested stock options, and out-of-money vested stock options are not considered to be participating securities. For the periods presented, the Company did not have any in-the-money, vested stock options outstanding. As a result, the Company’s outstanding stock options are not included in this calculation.

	Years Ended
	2006	2005		2004
Numerator:
Basic weighted average common shares	17,579,829	2,129,492		225,367
Add: Other common shares eligible for common dividends:
Weighted average restricted shares (including tax benefit component)	14,907	—		—

Weighted average participating common shares	17,594,736	2,129,492		225,367

Denominator:
Weighted average participating common shares	17,594,736	2,129,492		225,367
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	1,301,301	—	(1)	57,524
Weighted average common shares issuable upon conversion of Series D preferred shares	971,817	—	(1)	38,350

Weighted average participating shares	19,867,854	2,129,492		321,241

(1)	Not applicable as impact is antidilutive.
     Portion allocable to common shareholders for 2006 was 88.6%, or 17,594,736 divided by 19,867,854 Portion allocable to common shareholders for 2005 was 100%. Portion allocable to common shareholders for 2004 was 70.2%, or 225,367 divided by 321,241.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
16. Other Comprehensive Income

	Pre-Tax		Net-of-Tax
	Amount	Tax Expense	Amount
		(In thousands)
December 31, 2006
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$1,983	$694	$1,289
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(1,637)	(573)	(1,064)
Less reclassification adjustment for losses realized in net income	(3,860)	(1,351)	(2,509)

Net unrealized loss	(3,514)	(1,230)	(2,284)

Other comprehensive income	$(3,514)	$(1,230)	$(2,284)

December 31, 2005
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$3,057	$1,070	$1,987
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(1,969)	(689)	(1,280)
Less reclassification adjustment for losses realized in net income	(2,228)	(780)	(1,448)

Net unrealized loss	(1,140)	(399)	(741)

Other comprehensive income	$(1,140)	$(399)	$(741)

December 31, 2004
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$1,993	$698	$1,295
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(2,413)	(845)	(1,568)
Less reclassification adjustment for gains realized in net income	242	86	156

Net unrealized loss	(178)	(61)	(117)

Other comprehensive income	$(178)	$(61)	$(117)

17. Employee Benefit Plan
     The Company’s 401(k) benefit plan is available to all employees. The Company matches up to 2% of employee compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Contributions to this plan were $275,000 in 2006, $294,000 in 2005 and $276,000 in 2004.
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

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
     The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes (in thousands) the fair value of the annuities at December 31, 2006, that the Company has purchased to satisfy its obligations. The A.M. Best Company rating is shown parenthetically.

Statement Value
of Annuities Exceeding
Life Insurance Company	1% of Statutory Surplus

American General Life Insurance (A++)	$23,007
New York Life Insurance Company (A++)	4,463
First Colony Life Insurance Company (A+)	3,806
Monumental Life Insurance Company (A+)	3,300
Pacific Life and Annuity Company (A++)	3,081
John Hancock Life Insurance Company (A++)	2,941
Liberty Life Assurance Company of Boston (A)	2,594
Transamerica Life Insurance and Annuity (A+)	2,522
Massachusetts Mutual Life Insurance Company (A++)	2,238
Other	12,308

$60,260

     Each of the life insurance companies from which the Company purchases annuities, or the entity guaranteeing the life insurance company, has an A.M. Best Company rating “A” (Excellent) or better.
     The Company leases equipment and office space under noncancelable operating leases. At December 31, 2006, future minimum lease payments are as follows (in thousands):

2007	$749
2008	569
2009	473
2010	8

$1,799

     Rental expense was $1.4 million in 2006, $924,000 in 2005 and $956,000 in 2004.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
19. Concentration of Operations
     The Company derives its revenues primarily from its operations in the workers’ compensation insurance line of business. Total net premiums earned for the different lines of business are shown below:

	2006		2005		2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Workers’ compensation	$297,227	99.3%	$254,117	99.0%	$232,291	99.0%
General liability	2,075	0.7%	2,451	1.0%	2,442	1.0%

Total net premiums earned	$299,303	100.0%	$256,568	100.0%	$234,733	100.0%

     Net premiums earned in each of the prior three years for the top ten states in 2006 and all others are shown below:

	2006		2005		2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Georgia	$28,800	9.6%	$26,198	10.2%	$22,313	9.5%
Louisiana	26,120	8.7	23,441	9.1	26,422	11.3
Florida	20,281	6.8	13,671	5.3	10,959	4.7
North Carolina	19,442	6.5	16,861	6.6	14,705	6.3
Virginia	17,643	5.9	12,935	5.0	12,395	5.3
Texas	16,562	5.5	15,159	5.9	17,150	7.3
Illinois	15,079	5.1	14,198	5.5	14,186	6.0
Pennsylvania	14,941	5.0	13,066	5.1	9,812	4.2
Alaska	14,446	4.8	12,841	5.0	9,365	4.0
South Carolina	14,122	4.7	12,440	4.8	10,067	4.3

	187,436	62.6	160,810	62.5	147,374	62.9
All others	111,867	37.4	95,758	37.5	87,359	37.1

Total net premiums earned	$299,303	100.0%	$256,568	100.0%	$234,733	100.0%

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

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
     The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Fixed maturity securities	$615,114	$609,268	$467,343	$460,514
Equity securities	23,666	23,666	66,275	66,275
Cash and cash equivalents	26,748	26,748	49,286	49,286
Liabilities:
Subordinated debt securities:
ACT I	10,310	10,310	10,310	10,310
ACT II	25,780	25,780	25,780	25,780
21. Quarterly Financial Data (Unaudited)
     The following table represents unaudited quarterly financial data for the years ended December 31, 2006 and 2005.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2006
Premiums earned	$67,874	$72,107	$74,991	$84,331
Net investment income	5,973	5,843	6,316	7,251
Net realized gains on investments	1,154	1,081	346	4,808
Total revenues	75,158	79,229	81,848	96,485
Income before income taxes	9,873	9,735	10,757	22,081
Net income	7,236	7,818	8,265	14,039
Net income allocable to common shareholders	7,236	7,818	8,265	14,039
Earnings per share:
Basic	0.36	0.39	0.42	0.71
Diluted	0.36	0.39	0.42	0.70
Comprehensive income	8,698	6,005	8,963	11,408

2005
Premiums earned	$61,917	$63,115	$64,338	$67,198
Net investment income	3,718	3,932	4,335	4,897
Net realized gains on investments	227	547	563	935
Total revenues	66,024	67,738	69,356	73,165
Income (loss) before income taxes	4,345	(12,298)	6,518	7,430
Net income (loss)	3,237	(7,521)	4,809	5,405
Net income (loss) allocable to common shareholders	681	(9,902)	1,812	2,992
Earnings (loss) per share:
Basic	2.27	(33.03)	6.05	0.40
Diluted	2.27	(33.03)	6.05	0.39
Comprehensive income	2,892	(7,592)	4,966	4,921

Schedule II. Condensed Financial Information of Registrant
AMERISAFE, INC.
CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)
Assets
Investments:
Equity securities—available-for-sale, at fair value	$1,090	$1,090
Investment in subsidiaries	215,217	178,429

Total investments	216,307	179,519
Cash and cash equivalents	11,293	11,149
Deferred income taxes	199	29
Property and equipment, net	2,558	2,923
Other assets	1,039	1,442

	$231,396	$195,062

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Accounts payable and other liabilities	$1,498	$1,826
Note payable to subsidiaries	10,024	9,800
Subordinated debt securities	36,090	36,090

Total liabilities	47,612	47,716
Redeemable preferred stock:
Series A nonconvertible—$0.01 par value, $100 per share redemption value:
Authorized shares—1,500,000; issued and outstanding shares—none in 2006 and 2005	—	—
Series C convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—300,000; issued and outstanding shares—50,000 in 2006 and 300,000 in 2005	5,000	30,000
Series D convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—200,000; issued and outstanding shares—200,000 in 2006 and 2005	20,000	20,000

	25,000	50,000
Shareholders’ equity	158,784	97,346

	$231,396	$195,062

Schedule II. Condensed Financial Information of Registrant — (Continued)
AMERISAFE, INC.
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Revenues
Net investment income	$1,300	$990	$281
Fee and other income	8,268	5,813	3,661

Total revenues	9,568	6,803	3,942

Expenses
Other operating costs	7,217	3,567	1,831
Interest expense	3,971	3,160	1,757

Total expenses	11,188	6,727	3,588

Income (loss) before income taxes and equity in earnings of subsidiaries	(1,620)	76	354
Income tax expense	95	302	293

Income (loss) before equity in earnings of subsidiaries	(1,715)	(226)	61
Equity in net income of subsidiaries	39,073	6,156	10,496

Net income	$37,358	$5,930	$10,557

Schedule II. Condensed Financial Information of Registrant — (Continued)
AMERISAFE, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Operating activities
Net cash provided by operating activities	$1,030	$412	$8,351

Investing activities
Purchases of investments	—	—	(780)
Purchases of property and equipment	(1,328)	(1,379)	(3,589)
Capital contributions to subsidiary	—	(45,000)	(2,710)

Net cash used in investing activities	(1,328)	(46,379)	(7,079)

Financing activities
Proceeds from stock option exercise	428	—	—
Tax benefit from share-based payments	14	—	—
Net proceeds from initial public offering	—	63,236	—
Series A preferred stock redemption	—	(5,093)	—
Series E preferred stock redemptions	—	(5,093)	(27,244)
Principal payments on note payable	—	—	(6,000)
Warrants exercised	—	—	86
Proceeds from issuance of subordinated debt securities	—	—	25,780

Net cash provided by (used in) financing activities	442	53,050	(7,378)

Change in cash and cash equivalents	144	7,083	(6,106)
Cash and cash equivalents at beginning of year	11,149	4,066	10,172

Cash and cash equivalents at end of year	$11,293	$11,149	$4,066

Schedule VI. Supplemental Information Concerning Property — Casualty Insurance Operations
AMERISAFE, INC. AND SUBSIDIARIES

		Reserves for				Loss and	Loss and	Amortization
	Deferred	Unpaid Loss				LAE	LAE	of Deferred	Paid Claims
	Policy	and Loss			Net	related to	related to	Policy	and Claim	Net
	Acquisition	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Cost	Expense	Premium	Premium	Income	Period	Periods	Costs	Expenses	Written
	(In thousands)
2006	$18,486	$519,178	$137,761	$299,303	$25,383	$201,711	$(2,227)	$(40,426)	$151,369	$312,541
2005	16,973	484,485	124,524	256,568	16,882	182,174	8,673 (1)	(31,785)	139,165 (1)	269,350
2004	12,044	432,880	111,741	234,733	12,217	160,773	13,413	(25,969)	113,931	243,011

(1)	In June 2005, we commuted three reinsurance agreements with Converium Reinsurance North America (“Converium”). The incurred loss of $13.2 million and cash received from Converium for ceded reserves of $56.1 million are not reflected in these amounts.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.
     Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and our chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles.
     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under the framework in Internal Control — Integrated Framework, our management has concluded that internal control over financial reporting was effective as of December 31, 2006.
     Our independent registered public accounting firm, Ernst & Young LLP, has audited management’s assessment of the effectiveness of internal controls over financial reporting and the effectiveness of internal controls over financial reporting, as stated in their report which is included herein.
     Changes in Internal Control Over Financial Reporting
     There have not been any changes in our internal control over financial reporting during the fourth quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Limitations on Controls
     Because of its inherent limitations, management does not expect that our disclosure control and our internal control over financial reporting will prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate. Any control system, no matter how well designed and operated, is based upon certain assumptions and can only provide reasonable, not absolute assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any within the Company, have been detected.

Report of Independent Registered Public Accounting Firm
The Board of Directors
AMERISAFE, Inc. and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AMERISAFE, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMERISAFE, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that AMERISAFE, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AMERISAFE, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of AMERISAFE, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 2, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 2, 2007

Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required by Item 10 with respect to our executive officers and key employees is included in Part I of this report.
     The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2007 Annual Meeting of Shareholders. We plan to file such Proxy Statement within 120 days after December 31, 2006, the end of our fiscal year.
     The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.
     The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.
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
Item 11. Executive Compensation.
     The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.
     The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.
     The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm	71
Consolidated Balance Sheets	72
Consolidated Statements of Income	73
Consolidated Statements of Changes in Shareholders’ Equity	74
Consolidated Statements of Cash Flows	75
Notes to Consolidated Financial Statements	76

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	108
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	111
(Schedules I, III, IV and V are not applicable and have been omitted.)
Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.1*	Employment Agreement, dated January 1, 2004, by and between the Registrant and C. Allen Bradley, Jr., as amended by Amendment No. 1 to Employment Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.2*	Employment Agreement, dated January 1, 2004, by and between the Registrant and Geoffrey R. Banta, as amended by Amendment No. 1 to Employment Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.3*	Employment Agreement, dated January 1, 2004, by and between the Registrant and Craig P. Leach, as amended by Amendment No. 1 to Employment Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.4 *	Employment Agreement, dated September 1, 2006, by and between the Registrant and David O. Narigon (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 6, 2006)

10.5*	Employment Agreement, effective September 25, 2006, by and between the Registrant and Todd Walker (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed September 6, 2006)

10.6*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.7*	Form of Incentive Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.8*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.9*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 15, 2006)

10.10*	AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.11*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.12*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.13	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Registrant by the reinsurers and named therein (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.14	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Registrant by the reinsurers and named therein (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.15	Workers’ Compensation Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Registrant by the reinsurers named therein (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.16	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.17	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.18	Third Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.19	Workers’ Compensation Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.20	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.21	Form of First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Registrant by the reinsurers named therein

10.22	Form of Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Registrant by the reinsurers named therein

10.23	Form of First and Second Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Registrant by the reinsurers named therein

10.24	Form of Third Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Registrant by the reinsurers named therein

10.25	Commutation and Release Agreement, effective as of June 30, 2005, between the Registrant and Converium Reinsurance (North America) Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement of Form S-1 (File No. 333-127133), filed August 3, 2005)

10.26	Services Agreement, effective as of March 31, 2005, by and between Concentra Integrated Services, Inc. and Amerisafe Risk Services, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, Amendment No. 1 (File No. 333-127133), filed September 9, 2005)

10.27	Agreement, effective as of March 31, 2005, by and between Amerisafe Risk Services, Inc. and MedRisk, Inc. and its affiliates and subsidiaries (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, Amendment No. 1 (File No. 333-127133), filed September 9, 2005)

10.28	Lease Agreement, effective as of January 1, 2005, by and between The Phoenix Hat Company, LLC and the Registrant (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, Amendment No. 1 (File No. 333-127133), filed September 9, 2005)

10.29	Amended and Restated Registration Rights Agreement, dated March 18, 1998, by and among the Registrant and the shareholders of the Registrant named therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Geoffrey R. Banta filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and Geoffrey R. Banta filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2007.

AMERISAFE, INC.
By:	/s/ C. Allen Bradley, Jr.
C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 5, 2007.

/s/ C. Allen Bradley, Jr. C. Allen Bradley, Jr.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Geoffrey R. Banta Geoffrey R. Banta	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*	Director
Thomas W. Hallagan

*	Director
Jared A. Morris

Director
Randy Roach

*	Director
Sean M. Traynor

*	Director
Austin P. Young, III
     Todd Walker, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 5th day of March 2007, pursuant to powers of attorney executed on behalf of such director and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ Todd Walker Todd Walker, Attorney-in-Fact

EXHIBIT INDEX
Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.1*	Employment Agreement, dated January 1, 2004, by and between the Registrant and C. Allen Bradley, Jr., as amended by Amendment No. 1 to Employment Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.2*	Employment Agreement, dated January 1, 2004, by and between the Registrant and Geoffrey R. Banta, as amended by Amendment No. 1 to Employment Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.3*	Employment Agreement, dated January 1, 2004, by and between the Registrant and Craig P. Leach, as amended by Amendment No. 1 to Employment Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.4*	Employment Agreement, dated September 1, 2006, by and between the Registrant and David O. Narigon (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 6, 2006)

10.5*	Employment Agreement, effective September 25, 2006, by and between the Registrant and Todd Walker (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed September 6, 2006)

10.6*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.7*	Form of Incentive Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.8*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.9*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 15, 2006)

10.10*	AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.11*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.12*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.13	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Registrant by the reinsurers and named therein (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.14	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Registrant by the reinsurers and named therein (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.15	Workers’ Compensation Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Registrant by the reinsurers named therein (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.16	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.17	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.18	Third Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.19	Workers’ Compensation Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.20	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Registrant by the reinsurers named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.21	Form of First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Registrant by the reinsurers named therein

10.22	Form of Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Registrant by the reinsurers named therein

10.23	Form of First and Second Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Registrant by the reinsurers named therein

10.24	Form of Third Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Registrant by the reinsurers named therein

10.25	Commutation and Release Agreement, effective as of June 30, 2005, between the Registrant and Converium Reinsurance (North America) Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement of Form S-1 (File No. 333-127133), filed August 3, 2005)

10.26	Services Agreement, effective as of March 31, 2005, by and between Concentra Integrated Services, Inc. and Amerisafe Risk Services, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, Amendment No. 1 (File No. 333-127133), filed September 9, 2005)

10.27	Agreement, effective as of March 31, 2005, by and between Amerisafe Risk Services, Inc. and MedRisk, Inc. and its affiliates and subsidiaries (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, Amendment No. 1 (File No. 333-127133), filed September 9, 2005)

10.28	Lease Agreement, effective as of January 1, 2005, by and between The Phoenix Hat Company, LLC and the Registrant (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, Amendment No. 1 (File No. 333-127133), filed September 9, 2005)

10.29	Amended and Restated Registration Rights Agreement, dated March 18, 1998, by and among the Registrant and the shareholders of the Registrant named therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Geoffrey R. Banta filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and Geoffrey R. Banta filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement