Form 10-Q
period 2007-03-31
AMERISAFE INC
filed 2007-05-08
CIK 1018979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Yes ☐ No ☑
As of May 1, 2007, there were 18,795,815 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	the cyclical nature of the workers’ compensation insurance industry;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	changes in the availability, cost or quality of reinsurance and the failure of our reinsurers to pay claims in a timely manner or at all;

•	decreased level of business activity of our policyholders;

•	increased competition on the basis of coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation;

•	changes in rating agency policies or practices;

•	negative developments in the workers’ compensation insurance industry;

•	decreased demand for our insurance;

•	changes in regulations or laws applicable to us, our policyholders or the agencies that sell our insurance;

•	changes in legal theories of liability under our insurance policies;

•	developments in capital markets that adversely affect the performance of our investments;

•	loss of the services of any of our senior management or other key employees;

•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	changes in general economic conditions, including interest rates, inflation and other factors.
     The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including under the caption “Risk Factors” in Item 1A, “Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended December 31, 2006. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERISAFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2007	2006
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $583,618 and $609,268 in 2007 and 2006, respectively)	$588,402	$615,114
Fixed maturity securities—available-for-sale, at fair value (cost $18,809 and $0 in 2007 and 2006, respectively)	18,809	—
Equity securities—available-for-sale, at fair value (cost $22,157 in 2007 and 2006)	23,715	23,666

Total investments	630,926	638,780
Cash and cash equivalents	44,505	26,748
Amounts recoverable from reinsurers	112,634	109,603
Premiums receivable, net	162,237	144,384
Deferred income taxes	30,535	29,466
Accrued interest receivable	6,632	5,921
Property and equipment, net	5,213	5,687
Deferred policy acquisition costs	19,544	18,486
Deferred charges	3,929	3,548
Other assets	13,041	11,523

	$1,029,196	$994,146

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$535,144	$519,178
Unearned premiums	147,393	137,761
Reinsurance premiums payable	833	1,378
Amounts held for others	1,805	1,827
Policyholder deposits	39,840	39,141
Insurance-related assessments	41,963	40,886
Federal income tax payable	3,711	3,631
Accounts payable and other liabilities	29,286	30,470
Subordinated debt securities	36,090	36,090

	836,065	810,362

Redeemable preferred stock	25,000	25,000

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2007 and 2006; issued and outstanding shares—18,795,815 in 2007 and 18,705,098 in 2006	188	187
Additional paid-in capital	172,687	171,557
Accumulated deficit	(8,570)	(16,988)
Accumulated other comprehensive income	3,826	4,028

	168,131	158,784

	$1,029,196	$994,146

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues
Gross premiums written	$90,485	$80,819
Ceded premiums written	(4,973)	(4,451)

Net premiums written	$85,512	$76,368

Net premiums earned	$75,881	$67,874
Net investment income	6,925	5,973
Net realized gains on investments	—	1,154
Fee and other income	139	157

Total revenues	82,945	75,158

Expenses
Loss and loss adjustment expenses incurred	52,503	47,871
Underwriting and certain other operating costs	7,523	8,132
Commissions	4,930	4,322
Salaries and benefits	4,705	3,976
Interest expense	878	813
Policyholder dividends	521	171

Total expenses	71,060	65,285

Income before income taxes	11,885	9,873
Income tax expense	3,467	2,637

Net income	8,418	7,236
Preferred stock dividends	—	—

Net income available to common shareholders	$8,418	$7,236

Earnings per share
Basic	$0.42	$0.36

Diluted	$0.42	$0.36

Shares used in computing earnings per share
Basic	18,716,479	17,420,722

Diluted	18,999,939	17,607,277

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Operating Activities
Net income	$8,418	$7,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	502	450
Net amortization of investments	852	541
Deferred income taxes	(960)	(1,394)
Net realized gains on investments	—	(1,154)
Share-based compensation	281	140
Changes in operating assets and liabilities:
Premiums receivable	(17,853)	(6,676)
Accrued interest receivable	(711)	(1,129)
Deferred policy acquisition costs and deferred charges	(1,439)	(1,492)
Other assets	(855)	(1,087)
Reserves for loss and loss adjustment expenses	15,966	9,500
Unearned premiums	9,632	8,493
Reinsurance balances	(3,576)	(1,950)
Amounts held for others and policyholder deposits	677	(141)
Accounts payable and other liabilities	(27)	3,884

Net cash provided by operating activities	10,907	15,221

Investing Activities
Purchases of investments held-to-maturity	(5,506)	(56,684)
Purchases of investments available-for-sale	(35,934)	(12,771)
Proceeds from maturities of investments held-to-maturity	31,006	36,628
Proceeds from sales and maturities of investments available-for-sale	17,125	13,373
Purchases of property and equipment	(27)	(220)

Net cash provided by (used in) investing activities	6,664	(19,674)

Financing Activities
Proceeds from stock option exercises	34	—
Tax benefit from share-based payments	152	—

Net cash provided by financing activities	186	—

Change in cash and cash equivalents	17,757	(4,453)
Cash and cash equivalents at beginning of period	26,748	49,286

Cash and cash equivalents at end of period	$44,505	$44,833

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Basis of Presentation
     AMERISAFE, Inc. (the “Company”) is an insurance holding company incorporated in the state of Texas. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: American Interstate Insurance Company (“AIIC”), Silver Oak Casualty, Inc. (“SOCI”), American Interstate Insurance Company of Texas (“AIICTX”), Amerisafe Risk Services, Inc. (“RISK”) and Amerisafe General Agency, Inc. (“AGAI”). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Louisiana. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. RISK, a wholly owned subsidiary of the Company, is a claims and safety services company, currently servicing only affiliate insurance companies. AGAI, a wholly owned subsidiary of the Company, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers. The assets and operations of AGAI are not significant to that of the Company and its consolidated subsidiaries. The terms “AMERISAFE,” the “Company,” “we,” “us,” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.
     The Company provides workers’ compensation and general liability insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking and logging. Assets and revenues of AIIC represent more than 99% of comparable consolidated amounts of the Company for each of 2007 and 2006.
     In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Note 2. Stock Options and Restricted Stock
     In connection with the initial public offering of shares of the Company’s common stock in November 2005, the Company’s shareholders approved the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”) and the AMERISAFE 2005 Non-Employee Director Restricted Stock Plan (the “2005 Restricted Stock Plan”). See Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information regarding the Company’s incentive plans.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     On March 10, 2006, the compensation committee of our board of directors approved incentive compensation awards to each of the Company’s executive officers for services rendered in 2005. The awards were composed of cash bonuses and grants of restricted common stock. The restricted stock awards were made pursuant to the Company’s 2005 Incentive Plan. Vesting of those restricted shares that were not forfeited took place on March 10, 2007, the first anniversary of the date of grant. On March 2, 2007, the compensation committee of our board of directors approved incentive compensation awards to each of the Company’s executive officers for services rendered in 2006. The awards were composed of cash bonuses, grants of restricted common stock and stock options, and all were made pursuant to the Company’s 2005 Incentive Plan. The fair value of the restricted shares granted was $230,000. Those restricted shares will vest on March 2, 2008, the first anniversary of the date of grant. The options, totaling 50,000 shares, will vest 20% each year commencing on the first anniversary of the grant date.
     On March 1, 2007, 142 shares of restricted common stock were issued to a new non-employee director pursuant to the 2005 Restricted Stock Plan. The fair value of the restricted shares granted was $2,500, and those restricted shares will vest on June 14, 2007.
     During the first quarter of 2007, there were 77,545 stock options exercised. Related to these exercises, the Company received $34,000 of stock option proceeds in the first quarter of 2007, and $664,000 of stock option proceeds subsequent to the quarter end.
     The Company recognized share-based compensation expense of $281,000 for the three months ended March 31, 2007 and $140,000 for the same period in 2006.
Note 3. Earnings Per Share
     We compute earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Additionally, we apply the “two-class method” in computing basic and diluted earnings per share. The two-class method was introduced in SFAS 128, and further clarified in Emerging Issues Task Force (EITF) No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, (Issue 03-6).” Under the two-class method, net income is allocated between common stock and any securities other than common stock that participate in dividends with common stock. Our redeemable preferred stock qualifies as “participating securities” under SFAS 128 and EITF 03-06.
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

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Diluted earnings per share includes potential common shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if any outstanding options are exercised. Diluted earnings per share also includes the “if converted” method for participating securities if the effect is dilutive. The two-class method of calculating diluted earnings per share is used whether the “if converted” result is dilutive or anti-dilutive.

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except share and
	per share data)
Basic EPS:
Net income available to common shareholders	$8,418	$7,236

Portion allocable to common shareholders	94.0%	87.8%
Net income allocable to common shareholders	$7,913	$6,351

Basic weighted average common shares	18,716,479	17,420,722
Basic earnings per common share	$0.42	$0.36

Diluted EPS:
Net income allocable to common shareholders	$7,913	$6,351

Diluted weighted average common shares:
Weighted average common shares	18,716,479	17,420,722
Stock options	271,340	179,492
Restricted stock	12,120	7,063

Diluted weighted average common shares	18,999,939	17,607,277

Diluted earnings per common share	$0.42	$0.36

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The table below sets forth the calculation of the percentage of net income allocable to common shareholders, or the “portion allocable to common shareholders.” Under the two-class method, unvested stock options, and out-of-the-money vested stock options are not considered to be participating securities.

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Basic weighted average common shares	18,716,479	17,420,722
Add: Other common shares eligible for common dividends:
Weighted average restricted shares (including tax benefit component)	283,460	7,063

Weighted average participating common shares	18,999,939	17,427,785

Denominator:
Weighted average participating common shares	18,999,939	17,427,785
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	242,953	1,457,726
Weighted average common shares issuable upon conversion of Series D preferred shares	971,817	971,817

Weighted average participating shares	20,214,709	19,857,328

     Portion allocable to common shareholders for the first quarter of 2007 was 94.0%, or 18,999,939 divided by 20,214,709. Portion allocable to common shareholders for the first quarter of 2006 was 87.8%, or 17,427,785 divided by 19,857,328.
Note 4. Income Taxes
     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. At the adoption date and as of March 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense, which were zero for the three months ended March 31, 2007.
     Tax years 2003 through 2006 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.
Note 5. Comprehensive Income
     Comprehensive income was $8,216,000 for the first quarter of 2006. The difference between net income as reported and comprehensive income was changes in unrealized gains and losses, net of tax.

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 6. Recent Accounting Pronouncements
     In September 2005, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 requires identification of transactions that result in a substantial change in an insurance contract. If it is determined that a substantial change to an insurance contract has occurred, the related unamortized deferred policy acquisition costs, unearned premiums and other related balances must be written off. The Company adopted SOP 05-1 on January 1, 2007. SOP 05-1 did not have a material effect on our consolidated financial condition or results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FAS 157 to have a material effect on our consolidated financial condition or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements for similar assets and liabilities measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The effect of the adoption of FAS 159 on our consolidated financial condition and results of operations will depend on the nature and extent of items elected to be measured at fair value when we initially apply the standard in the first quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006.
     We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three months ended March 31, 2007 and 2006. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”
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
     We market our insurance in 31 states and the District of Columbia through independent agencies, as well as through our wholly owned insurance agency subsidiary. We are also licensed in an additional 14 states and the U.S. Virgin Islands.
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
     Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, assessments, deferred policy acquisition costs, deferred income taxes and the impairment of investment securities. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations
     The following table summarizes our consolidated financial results for the three months ended March 31, 2007 and March 31, 2006.

	Three Months Ended
	March 31,
	2007	2006
Gross premiums written	$90,485	$80,819
Net premiums earned	75,881	67,874
Net investment income	6,925	5,973
Total revenues	82,945	75,158
Total expenses	71,060	65,285
Net income	8,418	7,236
Diluted earnings per common share	0.42	0.36

Other Key Measures
Net combined ratio (1)	92.5%	95.0%
Return on average equity (2)	17.9%	19.1%

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current year’s net premiums earned.

(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity, including redeemable preferred stock, for the applicable period.
Consolidated Results of Operations for Three Months Ended March 31, 2007 Compared to March 31, 2006
     Gross Premiums Written. Gross premiums written for the three months ended March 31, 2007 were $90.5 million, compared to $80.8 million for the same period in 2006, an increase of 12.0%. The increase was attributable to an $8.5 million increase in annual premiums on voluntary policies written during the period and a $1.4 million increase in premiums resulting from payroll audits and related premium adjustments. The increase from payroll audits and related premium adjustments includes an adjustment to estimated “earned but unbilled” premium. These increases were offset by a $158,000 decrease in direct assigned risk premiums.
     Net Premiums Written. Net premiums written for the first three months of 2007 were $85.5 million, compared to $76.4 million for the same period in 2006, an increase of 12.0%. The increase was attributable to the growth in gross premiums written. As a percentage of gross premiums written, ceded premiums were 5.5% for both the first three months of 2007 and the first three months of 2006.
     Net Premiums Earned. Net premiums earned for the three months ended March 31, 2007 were $75.9 million, compared to $67.9 million for the same period in 2006, an increase of 11.8%. This increase was attributable to the increase in net premiums written.
     Net Investment Income. Net investment income for the first three months of 2007 was $6.9 million, compared to $6.0 million for the same period in 2006, an increase of 15.9%. The change was primarily attributable to an increase in our investment portfolio, including cash and cash equivalents, from a monthly average of $598.2 million in the first quarter of 2006 to a monthly average of $675.8 million in the first quarter of 2007, an increase of 13.0%. Also contributing to this growth was an increase in the pre-tax investment yield on our investment portfolio from 4.0% per annum during the period ended March 31, 2006, to 4.1% per annum during the period ended March 31, 2007. The tax-equivalent investment yield on our investment portfolio was 5.5% per annum for the period ended March 31, 2007, compared to 5.3% for the same period in 2006.

     Net Realized Gains on Investments. There were no realized gains on investments in the first three months of 2007, compared to $1.2 million for the same period in 2006. In the second half of 2006, we sold our equity holdings and purchased value-based exchange traded funds. Since that time, we have not made any trades of equities. The realized gains in the first quarter of 2006 were attributable to the timing of the sale of equity securities in accordance with our investment guidelines and practices during that period.
     Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses incurred were $52.5 million for the three months ended March 31, 2007, compared to $47.9 million for the same period in 2006, an increase of $4.6 million, or 9.7%. This increase was due to higher current accident year loss and loss adjustment expenses incurred resulting from increased net premiums earned in the first quarter of 2007 as compared to the same period in 2006. Our net loss ratio was 69.2% for the first three months of 2007, compared to 70.5% for the same period in 2006.
     Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the first three months of 2007 were $17.2 million, compared to $16.4 million for the same period in 2006, an increase of 4.4%. This increase was due to a $729,000 increase in salaries and benefits, which included a $141,000 increase in salary expense attributable to share-based compensation, a $644,000 increase in premium-based assessments and a $608,000 increase in agents’ commissions, which resulted from growth in our gross premiums earned for the first quarter of 2007. Offsetting these increases were a $649,000 decrease in loss-based assessments attributable to a reduction in gross reserves, a $253,000 decrease in professional fees, and a $252,000 increase in ceding commissions from reinsurers, which acts to reduce underwriting expenses. Our underwriting expense ratio declined from 24.2% for the three months ended March 31, 2006 to 22.6% for the same period in 2007.
     Interest Expense. Interest expense for the three months ended March 31, 2007 was $878,000, compared to $813,000 for the same period in 2006, an increase of 8.0%. This increase was due to an increase in our weighted average interest rate from 8.6% per annum for the first three months of 2006 to 9.2% per annum for the same period in 2007. Our weighted average borrowings for both three-month periods were $36.1 million.
     Policyholder Dividend Expense. Policyholder dividend expense for the three months ended March 31, 2007 was $521,000, compared to $171,000 for the same period in 2006. The increase was mainly attributable to $241,000 of dividends accrued for Florida policyholders. The dividend was calculated pursuant to a statutory formula based on our underwriting results on policies written in Florida over a consecutive three-year period.
     Income Tax Expense. Income tax expense for the first three months in 2007 was $3.5 million, compared to $2.6 million for the same period in 2006. The increase was primarily attributable to a $2.0 million increase in our pre-tax income, from $9.9 million for the three months ended March 31, 2006 to $11.9 million for the same period in 2007. Our effective tax rate for the first quarter of 2007 was 29.2%, compared to 26.7% for the first quarter of 2006.
Liquidity and Capital Resources
     Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities.
     Net cash provided by operating activities was $10.9 million for the three months ended March 31, 2007, which represented a $4.3 million decrease in cash provided by operating activities from the $15.2 million in net cash provided by operating activities for the three months ended March 31, 2006. Premiums collected for the three months ended March 31, 2007 decreased $983,000 compared to the same period in 2006, claim payments increased by $1.1 million, federal income taxes paid increased $1.9 million, and expense disbursements increased $1.4 million. These increases were offset by a $1.1 million increase in recoveries from reinsurers.

     Net cash provided by investing activities was $6.7 million for the three months ended March 31, 2007, compared to cash used in investing activities of $19.7 million for the same period in 2006. The increase in cash provided was attributable to a decrease in proceeds received from sales and maturities of investments of $1.9 million and a decrease in purchases of investments of $28.0 million.
     Net cash provided by financing activities was $186,000 for the three months ended March 31, 2007. This increase, from no activity in the first three months of 2006, was attributable to proceeds of a $34,000 from stock option exercise and $152,000 of tax benefits from share-based compensation.
Investment Portfolio
     As of March 31, 2007, our investment portfolio, including cash and cash equivalents, totaled $675.4 million, an increase of 12.4% from March 31, 2006. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. We also invest in variable rate demand obligations (“VRDOs”), which are long-term bonds that bear floating interest rates and provide investors with the option to tender or put the bonds at par, generally on a daily, weekly or monthly basis. Due to the liquidity of these securities, we classify VRDOs as available-for-sale, as defined by SFAS No. 115. As such, VRDOs are reported at fair value on our balance sheet. Our equity securities are also classified as available-for-sale and reported at fair value.
     The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2007 is shown in the following table.

		Percentage of
	Carrying Value	Portfolio
	(in thousands)
Fixed maturity securities:
State and political subdivisions	$327,434	48.5%
Mortgage-backed securities	112,455	16.7%
U.S. Treasury securities and obligations of U.S. Government agencies	72,528	10.7%
Corporate bonds	20,983	3.1%
Asset-backed securities	55,002	8.1%
Variable rate demand obligations	18,809	2.8%

Total fixed maturity securities	607,211	89.9%

Common stocks	23,715	3.5%
Cash and cash equivalents	44,505	6.6%

Total investments, including cash and cash equivalents	$675,431	100.0%

     We regularly evaluate our investment portfolio to identify other-than-temporary impairments in the fair values of the securities held in our investment portfolio. As of March 31, 2007, there were no other-than-temporary declines in the fair values of the securities held in our investment portfolio. The tax-equivalent investment yield on our investment portfolio was 5.5% per annum for the period ended March 31, 2007, compared to 5.3% for the same period in 2006.
     In 2006, we began a strategic review of our investment management and related policies. In connection with the review, we retained Prudential Investment Management, Inc., a registered investment advisory firm and a wholly owned subsidiary of Prudential Financial Inc., to manage our portfolio of fixed maturity securities effective November 1, 2006. Additionally, our strategic investment review resulted in two changes regarding our equity investments. First, we changed the benchmark for the fair value of our holdings of equity securities, from not more than 15% of our total investment portfolio, to a range from 20% to 30% of shareholders’ equity, plus redeemable preferred stock, at the end of the most recently completed fiscal year. Our second change was to restructure our equity portfolio such that it would be composed of passively managed investments in equity indexes along with a portion of actively managed equity positions. As a result of this second change, we sold all of the securities in our equity portfolio in September and October of 2006 and invested $21.1 million. As of March 31, 2007, the carrying value of our equity portfolio was $23.7 million, or 12.9% of shareholders’ equity plus redeemable preferred stock at year end 2006. Over the remaining months in 2007, we may purchase more index funds, or we may retain the services of a third-party equity portfolio manager to actively manage a portion of our equity portfolio.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.
     For additional information regarding the Company’s exposure to certain market risks, see Item 7A. “—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC.
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

AMERISAFE, INC.
May 8, 2007	/s/ C. Allen Bradley, Jr.
C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 8, 2007	/s/ Geoffrey R. Banta
Geoffrey R. Banta
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Geoffrey R. Banta filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and Geoffrey R. Banta filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002