Form 10-Q/A
period 2007-03-31
AMERISAFE INC
filed 2007-05-10
CIK 1018979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
AMENDMENT NO. 1
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

Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Certification Pursuant to Section 302 - C. Allen Bradley, Jr.
Certification Pursuant to Section 302 - Geoffrey R. Banta

EXPLANATORY NOTE
     This amendment is being filed solely to amend Item 6 of Part II, in order to file corrected Exhibits 31.1 and 31.2, as both of these Exhibits included in the Company’s Form 10-Q filed on May 8, 2007 inadvertently omitted the disclosure required to be included in paragraph 4(b) of these certifications.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Geoffrey R. Banta filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and Geoffrey R. Banta filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the Commission on May 8, 2007)
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

May 10, 2007	/s/ C. Allen Bradley, Jr.

C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2007	/s/ Geoffrey R. Banta

Geoffrey R. Banta
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Geoffrey R. Banta filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and Geoffrey R. Banta filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the Commission on May 8, 2007)