Form 10-Q
period 2007-06-30
AMERISAFE INC
filed 2007-08-08
CIK 1018979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2007, there were 18,804,240 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERISAFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $613,559 and $609,268 in 2007 and 2006, respectively)	$626,759	$615,114
Fixed maturity securities—available-for-sale, at fair value (cost $14,997 and $0 in 2007 and 2006, respectively)	15,000	—
Equity securities—available-for-sale, at fair value (cost $22,157 in 2007 and 2006)	24,760	23,666

Total investments	666,519	638,780
Cash and cash equivalents	48,697	26,748
Amounts recoverable from reinsurers	91,269	109,603
Premiums receivable, net	178,215	144,384
Deferred income taxes	31,061	29,466
Accrued interest receivable	6,424	5,921
Property and equipment, net	4,778	5,687
Deferred policy acquisition costs	20,459	18,486
Deferred charges	4,329	3,548
Other assets	14,164	11,523

	$1,065,915	$994,146

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$545,140	$519,178
Unearned premiums	159,689	137,761
Reinsurance premiums payable	—	1,378
Amounts held for others	2,569	1,827
Policyholder deposits	41,067	39,141
Insurance-related assessments	44,128	40,886
Federal income tax payable	1,788	3,631
Accounts payable and other liabilities	30,250	30,470
Subordinated debt securities	36,090	36,090

	860,721	810,362

Redeemable preferred stock	25,000	25,000

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2007 and 2006; issued and outstanding shares—18,804,240 in 2007 and 18,705,098 in 2006	188	187
Additional paid-in capital	173,011	171,557
Accumulated earnings (deficit)	2,791	(16,988)
Accumulated other comprehensive income	4,204	4,028

	180,194	158,784

	$1,065,915	$994,146

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Gross premiums written	$94,290	$92,151	$184,775	$172,969
Ceded premiums written	(4,887)	(4,724)	(9,860)	(9,175)

Net premiums written	$89,403	$87,427	$174,915	$163,794

Net premiums earned	$77,106	$72,107	$152,987	$139,981
Net investment income	7,433	5,843	14,358	11,816
Net realized gains on investments	36	1,081	36	2,235
Fee and other income	138	198	277	355

Total revenues	84,713	79,229	167,658	154,387

Expenses
Loss and loss adjustment expenses incurred	53,203	50,376	105,706	98,246
Underwriting and certain other operating costs	5,144	9,329	12,667	17,435
Commissions	5,079	4,564	10,009	8,886
Salaries and benefits	4,606	4,207	9,311	8,209
Interest expense	886	843	1,764	1,656
Policyholder dividends	166	175	687	347

Total expenses	69,084	69,494	140,144	134,779

Income before income taxes	15,629	9,735	27,514	19,608
Income tax expense	4,267	1,917	7,734	4,554

Net income	11,362	7,818	19,780	15,054
Preferred stock dividends	—	—	—	—

Net income available to common shareholders	$11,362	$7,818	$19,780	$15,054

Earnings per share
Basic	$0.57	$0.39	$0.99	$0.76

Diluted	$0.56	$0.39	$0.98	$0.76

Shares used in computing earnings per share
Basic	18,779,248	17,422,406	18,744,818	17,421,569

Diluted	19,109,452	17,427,662	19,055,149	17,426,347

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating Activities

Net income	$11,362	$7,818	$19,780	$15,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	457	478	959	928
Net amortization of investments	619	769	1,471	1,310
Deferred income taxes	(729)	(1,522)	(1,689)	(2,916)
Net realized gains on investments	(36)	(1,081)	(36)	(2,235)
Gain on sale of asset	—	(43)	—	(43)
Share-based compensation	273	318	554	458
Changes in operating assets and liabilities:
Premiums receivable	(15,978)	(13,229)	(33,831)	(19,905)
Accrued interest receivable	208	294	(503)	(835)
Deferred policy acquisition costs and deferred charges	(1,315)	(2,084)	(2,754)	(3,576)
Other assets	(1,785)	(5,421)	(2,640)	(6,508)
Reserves for loss and loss adjustment expenses	9,996	11,075	25,962	20,575
Unearned premiums	12,296	15,320	21,928	23,813
Reinsurance balances	20,532	4,919	16,956	2,969
Amounts held for others and policyholder deposits	1,991	582	2,668	441
Accounts payable and other liabilities	1,206	642	1,179	4,526

Net cash provided by operating activities	39,097	18,835	50,004	34,056

Investing Activities
Purchases of investments held-to-maturity	(78,400)	(41,308)	(83,906)	(97,992)
Purchases of investments available-for-sale	(266,452)	(6,352)	(302,386)	(19,123)
Proceeds from maturities of investments held-to-maturity	38,981	9,081	69,987	45,709
Proceeds from sales and maturities of investments available-for-sale	270,275	6,468	287,400	19,841
Purchases of property and equipment	(23)	(418)	(50)	(638)
Proceeds from sales of property and equipment	—	45	—	45

Net cash provided by (used in) investing activities	(35,619)	(32,484)	(28,955)	(52,158)

Financing Activities
Proceeds from stock option exercises	696	—	730	—
Tax benefit from share-based payments	18	3	170	3

Net cash provided by financing activities	714	3	900	3

Change in cash and cash equivalents	4,192	(13,646)	21,949	(18,099)
Cash and cash equivalents at beginning of period	44,505	44,833	26,748	49,286

Cash and cash equivalents at end of period	$48,697	$31,187	$48,697	$31,187

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

AMERISAFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     On March 10, 2006, the compensation committee of our board of directors approved incentive compensation awards to each of the Company’s executive officers for services rendered in 2005. The awards were composed of cash bonuses and grants of restricted common stock. The restricted stock awards were made pursuant to the Company’s 2005 Incentive Plan. Vesting of those restricted shares that were not forfeited took place on March 10, 2007, the first anniversary of the date of grant. On March 2, 2007, the compensation committee of our board of directors approved incentive compensation awards to each of the Company’s executive officers for services rendered in 2006. The awards were composed of cash bonuses, grants of restricted common stock and stock options, and all were made pursuant to the Company’s 2005 Incentive Plan. The fair value of the restricted shares granted was $230,000. Those restricted shares will vest on March 2, 2008, the first anniversary of the date of grant. The options, totaling 50,000 shares, will vest at a rate of 20% each year commencing on the first anniversary of the grant date.
     On March 1, 2007, 142 shares of restricted common stock were issued to a new non-employee director pursuant to the 2005 Restricted Stock Plan. The fair value of the restricted shares granted was $2,500, and those restricted shares vested June 14, 2007, the date of the annual shareholders’ meeting.
     Pursuant to the 2005 Restricted Stock Plan, 4,888 shares of restricted common stock granted to non-employee directors in May 2006 vested on June 14, 2007, the date of the annual shareholders’ meeting. Also on June 14, 2007, non-employee directors were issued restricted common stock totaling 5,943 shares in accordance with the 2005 Restricted Stock Plan. The fair value of the restricted shares granted was $105,000, and those restricted shares will vest at the next annual shareholders meeting.
     During the six months ended June 30, 2007, there were 81,249 stock options exercised. Related to these exercises, the Company received $730,000 of stock option proceeds.
     The Company recognized share-based compensation expense of $273,000 in the quarter ended June 30, 2007, compared to $318,000 for the same period in 2006. The Company recognized share-based compensation expense of $554,000 in the six months ended June 30, 2007, compared to $458,000 for the same period in 2006.
Note 3. Earnings Per Share
     We compute earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Additionally, we apply the “two-class method” in computing basic and diluted earnings per share. The two-class method was introduced in SFAS 128, and further clarified in Emerging Issues Task Force (EITF) No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, (Issue 03-6).” Under the two-class method, net income is allocated between common stock and any securities other than common stock that are eligible to participate in dividends with common stock. Our redeemable preferred stock qualifies as “participating securities” under SFAS 128 and EITF 03-06.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic EPS:
Net income available to common shareholders	$11,362	$7,818	$19,780	$15,054

Portion allocable to common shareholders	94.0%	87.8%	94.0%	87.8%
Net income allocable to common shareholders	$10,683	$6,862	$18,595	$13,212

Basic weighted average common shares	18,779,248	17,422,406	18,744,818	17,421,569
Basic earnings per common share	$0.57	$0.39	$0.99	$0.76

Diluted EPS:
Net income allocable to common shareholders	$10,683	$6,862	$18,595	$13,212

Diluted weighted average common shares:
Weighted average common shares	18,779,248	17,422,406	18,744,818	17,421,569
Stock options	321,818	—	302,884	—
Restricted stock	8,386	5,256	7,447	4,778

Diluted weighted average common shares	19,109,452	17,427,662	19,055,149	17,426,347

Diluted earnings per common share	$0.56	$0.39	$0.98	$0.76

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Basic weighted average common shares	18,779,248	17,422,406	18,744,818	17,421,569
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	330,204	5,256	310,331	4,778

Weighted average participating common shares	19,109,452	17,427,662	19,055,149	17,426,347

Denominator:
Weighted average participating common shares	19,109,452	17,427,662	19,055,149	17,426,347
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	242,953	1,457,724	242,953	1,457,724
Weighted average common shares issuable upon conversion of Series D preferred shares	971,817	971,817	971,817	971,817

Weighted average participating shares	20,324,222	19,857,203	20,269,919	19,855,888

     Portion allocable to common shareholders for the second quarter of 2007 was 94.0%, or 19,109,452 divided by 20,324,222. Portion allocable to common shareholders for the second quarter of 2006 was 87.8%, or 17,427,662 divided by 19,857,203. Portion allocable to common shareholders for the first half of 2007 was 94.0%, or 19,055,149 divided by 20,269,919. Portion allocable to common shareholders for the first half of 2006 was 87.8%, or 17,426,347 divided by 19,855,888.
Note 4. Income Taxes
     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. At the adoption date and as of June 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense, which were zero for the six months ended June 30, 2007.
     Tax years 2003 through 2006 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.
Note 5. Comprehensive Income
     Comprehensive income was $11.7 million for the three months ended and $20.0 million for the six months ended June 30, 2007. The difference between net income as reported and comprehensive income was changes in unrealized gains and losses, net of tax.

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
Note 7. Subsequent Events
     Subsequent to June 30, 2007, we commuted our Second Casualty Excess of Loss Reinsurance Contract (“the Contract”) with Hannover Ruckversicherungs-Aktiengesellschaft (“Hannover”) and Lloyd’s Underwriters and Companies (“Lloyd’s”) covering excess of loss layers for the 2006 accident year. The Contract afforded coverage up to $5.0 million of each loss occurrence in excess of $5.0 million. As of the date of this filing, we have not received notice of any loss incurred during the 2006 accident year for which we would be entitled to payment under the Contract. As a result of this commutation, we will record pre-tax income of $990,000 in the third quarter of 2007. Hannover and Lloyd’s remain obligated to the Company’s insurance subsidiaries under other reinsurance agreements.

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
     We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2007 and 2006. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”
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

Results of Operations
     The following table summarizes our consolidated financial results for the three and six months ended June 30, 2007 and June 30, 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$94,290	$92,151	$184,775	$172,969
Net premiums earned	77,106	72,107	152,987	139,981
Net investment income	7,433	5,843	14,358	11,816
Total revenues	84,713	79,229	167,658	154,387
Total expenses	69,084	69,494	140,144	134,779
Net income	11,362	7,818	19,780	15,054
Diluted earnings per common share	0.56	0.39	0.98	0.76

Other Key Measures
Net combined ratio (1)	88.4%	95.2%	90.4%	95.1%
Return on average equity (2)	22.8%	19.6%	20.3%	19.4%

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current year’s net premiums earned.

(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity, including redeemable preferred stock, for the applicable period.
Consolidated Results of Operations for Three Months Ended June 30, 2007 Compared to June 30, 2006
     Gross Premiums Written. Gross premiums written for the three months ended June 30, 2007 were $94.3 million, compared to $92.2 million for the same period in 2006, an increase of 2.3%. The increase was attributable primarily to a $2.9 million increase in annual premiums on voluntary policies written during the period and a $167,000 increase in assumed premiums from mandatory pooling arrangements. These increases were offset by a $570,000 decrease in direct assigned risk premiums and a $348,000 decrease in premiums resulting from payroll audits and related premium adjustments.
     Net Premiums Written. Net premiums written for the three months ended June 30, 2007 were $89.4 million, compared to $87.4 million for the same period in 2006, an increase of 2.3%. The increase was attributable to the growth in gross premiums written, offset by a $163,000 increase in premiums ceded to reinsurers for the second quarter of 2007, as compared to the prior-year period. As a percentage of gross premiums written, ceded premiums were 5.2% for the second quarter of 2007, compared to 5.1% for the second quarter of 2006.
     Net Premiums Earned. Net premiums earned for the three months ended June 30, 2007 were $77.1 million, compared to $72.1 million for the same period in 2006, an increase of 6.9%. The increase was attributable to growth in net premiums written in the previous four quarters.
     Net Investment Income. Net investment income for the second quarter of 2007 was $7.4 million, compared to $5.8 million for the same period in 2006, an increase of 27.2%. The change was attributable to an $88.9 million increase in our investment portfolio, including cash and cash equivalents, from an average of $616.4 million in the second quarter of 2006 to an average of $705.3 million for the same period of 2007. Also contributing to this growth was an increase in the tax-equivalent yield on our investment portfolio, from 5.7% per annum as of June 30, 2006, to 5.8% per annum as of June 30, 2007. The pre-tax investment yield on our investment portfolio increased from 3.8% per annum during quarter ended June 30, 2006, to 4.3% per annum during the quarter ended June 30, 2007.
     Net Realized Gains on Investments. Net realized gains on investments for three months ended June 30, 2007 totaled $36,000, compared to $1.1 million for the same period in 2006. Net realized gains in the current period are primarily from called fixed maturity securities. The net realized gains in the second quarter of 2006 were attributable to the timing of the sale of equity securities in accordance with our then-existing investment guidelines and practices.
     Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $53.2 million for the three months ended June 30, 2007, compared to $50.4 million for the same period in 2006, an increase of $2.8 million, or 5.6%. This increase was due to higher current accident year loss and loss adjustment expenses incurred resulting from increased premiums earned in the three months ended June 30, 2007 as compared to the same period in 2006. This increase was somewhat offset by a decrease in the net loss ratio for the current accident year, which was 69.0% for the three months ended June 30, 2007, compared to 69.9% for the same period in 2006. We experienced no loss development for prior accident years in either three-month periods.
     Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the second quarter of 2007 were $14.8 million, compared to $18.1 million for the same period in 2006, a decrease of 18.1%. This decrease was due to $2.7 million from the commutation of several reinsurance agreements, as discussed below in “Liquidity and Capital Resources.” In addition, premium charge offs decreased $269,000 and professional fees decreased $253,000. Offsetting these decreases, commissions increased $515,000, due to the increase in gross premiums earned, and salary and benefits increased $373,000.
     Interest expense. Interest expense for the second quarter of 2007 was $886,000, compared to $843,000 for the comparable period of 2006. Our weighted average borrowings for both periods were $36.1 million. The weighted average interest rate increased to 9.4% per annum for the second quarter of 2007 from 9.0% per annum for the second quarter of 2006.
     Income tax expense. Income tax expense for the three months ended June 30, 2007 was $4.3 million, compared to $1.9 million for the same period in 2006. The increase was primarily attributable to a $5.9 million increase in our pre-tax income, from $9.7 million for the three months ended June 30, 2006 to $15.6 million for the same period in 2007. Our effective tax rate for the quarter ended June 30, 2007 was 27.3%, compared to 19.7% for the same period in 2006. In the second quarter of 2006, income tax expense was decreased by $571,000 as a result of the release of a tax accrual for a prior tax year.
Consolidated Results of Operations for Six Months Ended June 30, 2007 Compared to June 30, 2006
     Gross Premiums Written. Gross premiums written for the six months ended June 30, 2007 were $184.8 million, compared to $173.0 million for the same period in 2006, an increase of 6.8%. The increase was attributable to an $11.4 million increase in annual premiums on voluntary policies written during the period and a $1.0 million increase in premiums resulting from payroll audits and related premium adjustments. These increases were offset by a $727,000 decrease in direct assigned risk premiums.
     Net Premiums Written. Net premiums written for the six months ended June 30, 2007 were $174.9 million, compared to $163.8 million for the same period in 2006, an increase of 6.8%. The increase was attributable to the growth in gross premiums written. As a percentage of gross premiums written, ceded premiums were 5.3% for both the first half of 2007 and the first half of 2006.
     Net Premiums Earned. Net premiums earned for the six months ended June 30, 2007 were $153.0 million, compared to $140.0 million for the same period in 2006, an increase of 9.3%. This increase was attributable to the increase in net premiums written.

     Net Investment Income. Net investment income for the six months ended June 30, 2007 was $14.4 million, compared to $11.8 million for the same period in 2006, an increase of 21.5%. The change was primarily attributable to an increase in our investment portfolio, including cash and cash equivalents, from a monthly average of $607.3 million in the first half of 2006 to a monthly average of $690.5 million in the first half of 2007, an increase of 13.7%. Also contributing to this growth was an increase in the pre-tax yield on our investment portfolio from 3.9% per annum during the period ended June 30, 2006, to 4.2% per annum during the period ended June 30, 2007. The tax-equivalent yield on our investment portfolio was 5.8% per annum for the period ended June 30, 2007, compared to 5.7% for the same period in 2006.
     Net Realized Gains on Investments. Net realized gains on investments for six months ended June 30, 2007 totaled $36,000, compared to $2.2 million for the same period in 2006. Net realized gains in the first half of 2007 are primarily from called fixed maturity securities. The net realized gains in the first half of 2006 were attributable to the timing of the sale of equity securities in accordance with our then-existing investment guidelines and practices.
     Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses incurred were $105.7 million for the six months ended June 30, 2007, compared to $98.2 million for the same period in 2006, an increase of $7.5 million, or 7.6%. This increase was due to higher current accident year loss and loss adjustment expenses incurred resulting from increased net premiums earned in the six months ended June 30, 2007 as compared to the same period in 2006. This increase was offset by a decrease in the net loss ratio for the current accident year, which was 69.1% for the six months ended June 30, 2007, compared to 70.2% for the same period in 2006. We experienced no loss development for prior accident years in either six-month period.
     Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the six months ended June 30, 2007 were $32.0 million, compared to $34.5 million for the same period in 2006, a decrease of 7.4%. This decrease was due to $2.7 million from the commutation of several reinsurance agreements, as discussed below in “Liquidity and Capital Resources.” In addition, there was a $936,000 decrease in insurance-related assessments, a $506,000 decrease in professional fees, and a $408,000 increase in ceding commissions from reinsurers, which acts to reduce underwriting expenses. Offsetting these decreases were a $1.1 million increase in salaries and benefits, which included a $96,000 increase in salary expense attributable to share-based compensation, and a $1.1 million increase in agents’ commissions, which resulted from growth in our gross premiums earned for the first half of 2007. Our underwriting expense ratio declined from 24.7% for the six months ended June 30, 2006 to 20.9% for the same period in 2007.
     Interest Expense. Interest expense for the six months ended June 30, 2007 was $1.8 million compared to $1.7 million for the same period in 2006, an increase of 6.5%. This increase was due to an increase in our weighted average interest rate from 8.7% per annum for the six months of 2006 to 9.3% per annum for the same period in 2007. Our weighted average borrowings for both six-month periods were $36.1 million.
     Policyholder Dividend Expense. Policyholder dividend expense for the six months ended June 30, 2007 was $687,000, compared to $347,000 for the same period in 2006. The increase was mainly attributable to $241,000 of dividends accrued for Florida policyholders. The dividend was calculated pursuant to a statutory formula based on our underwriting results on policies written in Florida over a consecutive three-year period.
     Income Tax Expense. Income tax expense for the six months ended June 30, 2007 was $7.7 million, compared to $4.6 million for the same period in 2006. The increase was primarily attributable to a $7.9 million increase in our pre-tax income, from $19.6 million for the six months ended June 30, 2006 to $27.5 million for the same period in 2007. Our effective tax rate for the first half of 2007 was 28.1%, compared to 23.2% for the same period in 2006. In the first half of 2006, income tax expense was decreased by $571,000 as a result of the release of a tax accrual for a prior tax year.

Liquidity and Capital Resources
     Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities.
     Net cash provided by operating activities was $50.0 million for the six months ended June 30, 2007, which represented a $15.9 million increase in cash provided by operating activities from the $34.1 million in net cash provided by operating activities for the six months ended June 30, 2006. Premiums collected for the six months ended June 30, 2007 decreased $3.5 million compared to the same period in 2006 and claim payments increased $11.0 million. These decreases in cash were offset by a $23.5 million increase in recoveries from reinsurers, a $3.2 million decrease in expense disbursements and a $3.7 million decrease in federal income taxes paid. As discussed below, the increase in recoveries from reinsurers and the decrease in expense disbursements were impacted by the commutations of several reinsurance agreements.
     Net cash used in investing activities was $29.0 million for the six months ended June 30, 2007, compared to $52.2 million for the same period in 2006. Cash provided by sales and maturities of investments totaled $357.4 million for the six months ended June 30, 2007 compared to $65.5 million for the same period in 2006. A total of $386.3 million in cash was used to purchase investments in the six months ended June 30, 2007, compared to $117.1 million in purchases for the same period in 2006. The increase in sales and purchases of investments in 2007 was due to increased use of variable rate demand obligations (sometimes referred to as “floaters”), which we buy and sale regularly, and which are recorded on a gross basis.
     Net cash provided by financing activities was $900,000 for the six months ended June 30, 2007. This increase, from $3,000 in the six months ended June 30, 2006, was attributable to proceeds of $730,000 from stock option exercises and a $167,000 increase in tax benefits from share-based compensation.
     On May 23, 2007, we commuted reinsurance agreements with Munich Reinsurance America, Inc. (formerly known as American Reinsurance Company), covering portions of accident years 2002, 2003, and 2004. We received cash of approximately $24.5 million in exchange for releasing Munich Reinsurance America from its reinsurance obligations under the commuted agreements. As a result of these commutations, we recognized $1.7 million of pre-tax income in the second quarter of 2007. At March 31, 2007, the Company’s reinsurance recoverable from Munich Reinsurance America was $23.0 million. As of June 30, 2007, we had no remaining reinsurance recoverables from Munich Reinsurance America.
     On June 8, 2007, we commuted our First Casualty Excess of Loss Reinsurance Contract with Hannover Ruckversicherungs-Aktiengesellschaft (“Hannover”) and Lloyd’s Underwriters and Companies (“Lloyd’s”) covering excess of loss layers for the 2006 accident year. As a result of this commutation, we recorded pre-tax income of $1.0 million in the second quarter of 2007. Hannover and Lloyd’s remain obligated to the Company’s insurance subsidiaries under other reinsurance agreements.
     In total, we received $25.6 million in cash from the two commutations during the second quarter of 2007. The majority of that cash was invested in tax-exempt fixed maturity securities.
Investment Portfolio
     As of June 30, 2007, our investment portfolio, including cash and cash equivalents, totaled $715.2 million, an increase of 16.0% from June 30, 2006. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. We also invest in variable rate demand obligations (“VRDOs”), which are long-term bonds that bear floating interest rates and provide investors with the option to tender or put the bonds at par, generally on a daily, weekly or monthly basis. Due to the fact that we purchase these securities with the intent to hold less than thirty days, we classify VRDOs as available-for-sale, as defined by SFAS No. 115. As such, VRDOs are reported at fair value on our balance sheet. Our equity securities are also classified as available-for-sale and reported at fair value.
     The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2007 is shown in the following table.

		Percentage of
	Carrying Value	Portfolio
	(in thousands)
Fixed maturity securities:
State and political subdivisions	$370,660	51.8%
Mortgage-backed securities	122,869	15.0%
U.S. Treasury securities and obligations of U.S. Government agencies	61,419	8.6%
Corporate bonds	20,803	5.1%
Asset-backed securities	51,008	7.1%
Variable rate demand obligations	15,000	2.1%

Total fixed maturity securities	641,759	89.7%

Equity securities	24,760	3.5%
Cash and cash equivalents	48,697	6.8%

Total investments, including cash and cash equivalents	$715,216	100.0%

     We regularly evaluate our investment portfolio to identify other-than-temporary impairments in the fair values of the securities held in our investment portfolio. As of June 30, 2007, there were no other-than-temporary declines in the fair values of the securities held in our investment portfolio. The tax-equivalent investment yield on our investment portfolio was 5.8% per annum for the period ended June 30, 2007, compared to 5.7% for the same period in 2006.
     In 2006, we began a strategic review of our investment management and related policies. In connection with the review, we retained Prudential Investment Management, Inc., a registered investment advisory firm and a wholly owned subsidiary of Prudential Financial Inc., to manage our portfolio of fixed maturity securities effective November 1, 2006. Additionally, our strategic investment review resulted in two changes regarding our equity investments. First, we changed the benchmark for the fair value of our holdings of equity securities, from not more than 15% of our total investment portfolio, to a range from 20% to 30% of shareholders’ equity, plus redeemable preferred stock, at the end of the most recently completed fiscal year. Our second change was to restructure our equity portfolio such that it would be composed of passively managed investments in equity indexes along with a portion of actively managed equity positions. As a result of this second change, we sold all of the securities in our equity portfolio in September and October of 2006 and invested $21.1 million of value-based exchange traded funds in late 2006. As of June 30, 2007, the carrying value of our equity portfolio was $24.8 million, or 13.5% of shareholders’ equity plus redeemable preferred stock at year end 2006. Over the remaining months in 2007, we may purchase more index funds, or we may retain the services of a third-party equity portfolio manager to actively manage a portion of our equity portfolio.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.
     Since December 31, 2006, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A. “—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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
     None.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     The company held its 2007 Annual Meeting of Shareholders on June 14, 2007. Shareholders were asked to vote on the election of four directors, and to ratify the appointment of Ernst & Young, LLP as the Company’s independent registered accounting firm for 2007. The results, which did not include any broker non-votes, were as follows:
Proposal 1
Election of Directors
Nominees for election to a term expiring at the Company’s Annual Meeting in 2010:

	Shares Voted For	Shares Withheld
Jared A. Morris	14,171,420	2,871,268
Daniel Phillips	14,095,272	2,947,416
Sean M. Traynor	16,664,915	377,773
Nominee for election to a term expiring at the Company’s Annual Meeting in 2009:

	Shares Voted For	Shares Withheld
Millard E. Morris	16,756,298	286,390
Proposal 2
Ratification of Appointment of Ernst & Young, LLP as the Company’s Independent
Registered Public Accounting Firm for 2007

Shares Voted For	Shares Voted Against	Shares Abstaining
17,027,601	9,560	5,527
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit No.	Description

10.1	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Registrant by the reinsurers named therein

10.2	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Registrant by the reinsurers named therein

10.3	First and Second Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Registrant by the reinsurers named therein

10.4	Third Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Registrant by the reinsurers named therein.

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Geoffrey R. Banta filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and Geoffrey R. Banta filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.
August 7, 2007	/s/ C. Allen Bradley, Jr.
C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 7, 2007	/s/ Geoffrey R. Banta
Geoffrey R. Banta
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Registrant by the reinsurers named therein

10.2	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Registrant by the reinsurers named therein

10.3	First and Second Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Registrant by the reinsurers named therein

10.4	Third Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Registrant by the reinsurers named therein.

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Geoffrey R. Banta filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and Geoffrey R. Banta filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002