Form 10-Q
period 2007-09-30
AMERISAFE INC
filed 2007-11-09
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

Commission file number: 000-51520

AMERISAFE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Texas	75-2069407
(State of Incorporation)	(I.R.S. Employer Identification Number)

2301 Highway 190 West, DeRidder, Louisiana	70634
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 463-9052

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2007, there were 18,806,240 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $636,891 and $609,268 in 2007 and 2006, respectively)	$642,492	$615,114
Fixed maturity securities—available-for-sale, at fair value (cost $19,100 and $0 in 2007 and 2006, respectively)	19,100	—
Equity securities—available-for-sale, at fair value (cost $27,273 and $22,157 in 2007 and 2006, respectively)	29,798	23,666

Total investments	691,390	638,780
Cash and cash equivalents	45,724	26,748
Amounts recoverable from reinsurers	90,728	109,603
Premiums receivable, net	174,379	144,384
Deferred income taxes	29,656	29,466
Accrued interest receivable	7,350	5,921
Property and equipment, net	4,450	5,687
Deferred policy acquisition costs	19,973	18,486
Deferred charges	4,167	3,548
Other assets	13,374	11,523

	$1,081,191	$994,146

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$556,050	$519,178
Unearned premiums	155,839	137,761
Reinsurance premiums payable	—	1,378
Amounts held for others	2,395	1,827
Policyholder deposits	40,646	39,141
Insurance-related assessments	42,513	40,886
Federal income tax payable	—	3,631
Accounts payable and other liabilities	30,658	30,470
Subordinated debt securities	36,090	36,090

	864,191	810,362

Redeemable preferred stock	25,000	25,000

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2007 and 2006; issued and outstanding shares—18,806,240 in 2007 and 18,705,098 in 2006	188	187
Additional paid-in capital	173,266	171,557
Accumulated earnings (deficit)	14,609	(16,988)
Accumulated other comprehensive income	3,937	4,028

	192,000	158,784

	$1,081,191	$994,146

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Gross premiums written	$81,138	$82,951	$265,913	$255,920
Ceded premiums written	(5,352)	(4,894)	(15,212)	(14,069)

Net premiums written	$75,786	$78,057	$250,701	$241,851

Net premiums earned	$79,637	$74,991	$232,624	$214,972
Net investment income	7,924	6,316	22,282	18,132
Net realized gains on investments	91	346	127	2,581
Fee and other income	641	195	918	550

Total revenues	88,293	81,848	255,951	236,235

Expenses
Loss and loss adjustment expenses incurred	54,917	51,743	160,623	149,989
Underwriting and certain other operating costs	5,947	9,089	18,614	26,524
Commissions	5,242	4,925	15,251	13,811
Salaries and benefits	4,664	4,195	13,975	12,404
Interest expense	900	923	2,664	2,579
Policyholder dividends	276	216	963	563

Total expenses	71,946	71,091	212,090	205,870

Income before income taxes	16,347	10,757	43,861	30,365
Income tax expense	4,528	2,492	12,262	7,046

Net income	11,819	8,265	31,599	23,319
Preferred stock dividends	—	—	—	—

Net income available to common shareholders	$11,819	$8,265	$31,599	$23,319

Earnings per share
Basic	$0.59	$0.42	$1.58	$1.17

Diluted	$0.58	$0.42	$1.56	$1.17

Shares used in computing earnings per share
Basic	18,787,598	17,424,054	18,759,235	17,422,413

Diluted	19,091,800	17,432,597	19,074,226	17,431,263

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Activities
Net income	$11,819	$8,265	$31,599	$23,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	383	514	1,342	1,443
Net amortization of investments	652	600	2,123	1,910
Deferred income taxes	1,548	(1,547)	(141)	(4,463)
Net realized gains on investments	(91)	(346)	(127)	(2,581)
Gain on sale of asset	—	(39)	—	(82)
Share-based compensation	236	193	790	651
Changes in operating assets and liabilities:
Premiums receivable	3,836	(1,782)	(29,995)	(21,687)
Accrued interest receivable	(926)	(768)	(1,429)	(1,603)
Deferred policy acquisition costs and deferred charges	648	(57)	(2,106)	(3,633)
Other assets	789	1,574	(1,851)	(4,935)
Reserves for loss and loss adjustment expenses	10,910	15,783	36,872	36,358
Unearned premiums	(3,850)	3,066	18,078	26,879
Reinsurance balances	541	(3,199)	17,497	(230)
Amounts held for others and policyholder deposits	(595)	(63)	2,073	378
Accounts payable and other liabilities	(2,995)	253	(1,816)	4,779

Net cash provided by operating activities	22,905	22,447	72,909	56,503

Investing Activities
Purchases of investments held-to-maturity	(25,305)	(15,320)	(103,511)	(113,312)
Purchases of investments available-for-sale	(59,630)	(1,782)	(367,716)	(20,905)
Proceeds from maturities of investments held-to-maturity	8,679	6,008	36,466	51,717
Proceeds from sales and maturities of investments available-for-sale	50,415	19,706	380,015	39,547
Purchases of property and equipment	(56)	(509)	(106)	(1,147)
Proceeds from sales of property and equipment	—	41	—	86

Net cash provided by (used in) investing activities	(25,897)	8,144	(54,852)	(44,014)

Financing Activities
Proceeds from stock option exercises	18	—	748	—
Tax benefit from share-based payments	1	—	171	3

Net cash provided by financing activities	19	—	919	3

Change in cash and cash equivalents	(2,973)	30,591	18,976	12,492
Cash and cash equivalents at beginning of period	48,697	31,187	26,748	49,286

Cash and cash equivalents at end of period	$45,724	$61,778	$45,724	$61,778

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

On March 2, 2007, the compensation committee of our board of directors approved incentive compensation awards to each of the Company’s executive officers for services rendered in 2006. The awards were composed of cash bonuses, grants of restricted common stock and stock options, and all were made pursuant to the Company’s 2005 Incentive Plan. The fair value of the 13,030 restricted shares granted was $230,000 and those restricted shares will vest on March 2, 2008, the first anniversary of the date of grant. The options, totaling 50,000 shares, will vest at a rate of 20% each year commencing on the first anniversary of the grant date.

On March 1, 2007, 142 shares of restricted common stock were issued to a new non-employee director pursuant to the 2005 Restricted Stock Plan. The fair value of the restricted shares granted was $2,500, and those restricted shares vested June 14, 2007, the date of the annual shareholders’ meeting.

Pursuant to the 2005 Restricted Stock Plan, 4,888 shares of restricted common stock granted to non-employee directors in May 2006 vested on June 14, 2007, the date of the annual shareholders’ meeting. Also on June 14, 2007, non-employee directors were issued restricted common stock totaling 5,943 shares in accordance with the 2005 Restricted Stock Plan. The fair value of the restricted shares granted was $105,000, and those restricted shares will vest at the next annual shareholders’ meeting.

During the nine months ended September 30, 2007, there were 83,249 stock options exercised. Related to these exercises, the Company received $748,000 of stock option proceeds.

The Company recognized share-based compensation expense of $236,000 in the quarter ended September 30, 2007, compared to $193,000 for the same period in 2006. The Company recognized share-based compensation expense of $790,000 in the nine months ended September 30, 2007, compared to $651,000 for the same period in 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic EPS:
Net income available to common shareholders	$11,819	$8,265	$31,599	$23,319

Portion allocable to common shareholders	94.0%	87.8%	94.0%	87.8%
Net income allocable to common shareholders	$11,112	$7,257	$29,706	$20,474

Basic weighted average common shares	18,787,598	17,424,054	18,759,235	17,422,413
Basic earnings per common share	$0.59	$0.42	$1.58	$1.17

Diluted EPS:
Net income allocable to common shareholders	$11,112	$7,257	$29,706	$20,474

Diluted weighted average common shares:
Weighted average common shares	18,787,598	17,424,054	18,759,235	17,422,413
Stock options	294,165	—	302,799	—
Restricted stock	10,037	8,543	12,192	8,850

Diluted weighted average common shares	19,091,800	17,432,597	19,074,226	17,431,263

Diluted earnings per common share	$0.58	$0.42	$1.56	$1.17

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Basic weighted average common shares	18,787,598	17,424,054	18,759,235	17,422,413
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	304,202	8,543	314,991	8,850

Weighted average participating common shares	19,091,800	17,432,597	19,074,226	17,431,263

Denominator:
Weighted average participating common shares	19,091,800	17,432,597	19,074,226	17,431,263
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	242,953	1,457,724	242,953	1,457,724
Weighted average common shares issuable upon conversion of Series D preferred shares	971,817	971,817	971,817	971,817

Weighted average participating shares	20,306,570	19,862,138	20,288,996	19,860,804

Portion allocable to common shareholders for the third quarter of 2007 was 94.0%, or 19,091,800 divided by 20,306,570. Portion allocable to common shareholders for the third quarter of 2006 was 87.8%, or 17,432,597 divided by 19,862,138. Portion allocable to common shareholders for the nine months ended September 30, 2007 was 94.0%, or 19,074,226 divided by 20,288,996. Portion allocable to common shareholders for the nine months ended September 30, 2006 was 87.8%, or 17,431,263 divided by 19,860,804.

Note 4. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. At the adoption date and as of September 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense, which were zero for the nine months ended September 30, 2007.

Tax years 2003 through 2006 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Note 5. Comprehensive Income

Comprehensive income was $11.6 million for the three months ended and $31.5 million for the nine months ended September 30, 2007. The difference between net income as reported and comprehensive income was changes in unrealized gains and losses, net of tax.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements for similar assets and liabilities measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The effect of the adoption of FAS 159 on our consolidated financial condition and results of operations will depend on the nature and extent of items elected to be measured at fair value when we initially apply the standard in the first quarter of 2008. We are currently in the process of making those determinations.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2007 and 2006. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2007 and September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands, except per share data) (unaudited)
Gross premiums written	$81,138	$82,951	$265,913	$255,920
Net premiums earned	79,637	74,991	232,624	214,972
Net investment income	7,924	6,316	22,282	18,132
Total revenues	88,293	81,848	255,951	236,235
Total expenses	71,946	71,091	212,090	205,870
Net income	11,819	8,265	31,599	23,319
Diluted earnings per common share	$0.58	$0.42	$1.56	$1.17

Other Key Measures
Net combined ratio (1)	89.2%	93.6%	90.0%	94.6%
Return on average equity (2)	22.4%	19.8%	21.0%	19.5%

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current year’s net premiums earned.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity, including redeemable preferred stock, for the applicable period.

Consolidated Results of Operations for Three Months Ended September30, 2007 Compared to September 30, 2006

Gross Premiums Written. Gross premiums written for the three months ended September 30, 2007 were $81.1 million, compared to $83.0 million for the same period in 2006, a decrease of 2.2%. The decrease was attributable to a $2.0 million decrease in premiums resulting from payroll audits and related premium adjustments, a $414,000 decrease in direct assigned risk premiums and an $182,000 decrease in assumed premiums from mandatory pooling arrangements. These decreases were offset by a $764,000 increase in annual premiums on voluntary policies written during the period.

Net Premiums Written. Net premiums written for the three months ended September 30, 2007 were $75.8 million, compared to $78.1 million for the same period in 2006, a decrease of 2.9%. The decrease was attributable to the decline in gross premiums written and a $458,000 increase in premiums ceded to reinsurers for the third quarter of 2007, as compared to the prior-year period. As a percentage of gross premiums written, ceded premiums were 6.6% for the third quarter of 2007, compared to 5.9% for the third quarter of 2006.

Net Premiums Earned. Net premiums earned for the three months ended September 30, 2007 were $79.6 million, compared to $75.0 million for the same period in 2006, an increase of 6.2%. The increase was attributable to growth in net premiums written in the previous four quarters.

Net Investment Income. Net investment income for the third quarter of 2007 was $7.9 million, compared to $6.3 million for the same period in 2006, an increase of 25.5%. The change was attributable to a $101.4 million increase in our average invested assets, including cash and cash equivalents, from an average of $631.8 million in the third quarter of 2006 to an average of $733.2 million for the same period of 2007. Also contributing to this growth was an increase in the tax-equivalent yield on our investment portfolio, from 5.4% per annum as of September 30, 2006, to 5.5% per annum as of September 30, 2007. The pre-tax investment yield on our investment portfolio increased from 4.0% per annum during the quarter ended September 30, 2006, to 4.4% per annum during the quarter ended September 30, 2007.

Net Realized Gains on Investments. Net realized gains on investments for the three months ended September 30, 2007 totaled $91,000, compared to $346,000 for the same period in 2006. Net realized gains in the current period are primarily from called fixed maturity securities. The net realized gains in the third quarter of 2006 were attributable to the timing of the sale of equity securities in accordance with our then-existing investment guidelines and practices.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $54.9 million for the three months ended September 30, 2007, compared to $51.7 million for the same period in 2006, an increase of $3.2 million, or 6.1%. This increase was due to higher current accident year loss and loss adjustment expenses incurred, resulting from increased premiums earned in the three months ended September 30, 2007, as compared to the same period in 2006. We experienced no loss development for prior accident years in either three-month periods.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the third quarter of 2007 were $15.9 million, compared to $18.2 million for the same period in 2006, a decrease of 12.9%. This decrease was primarily due to $990,000 from the commutation of reinsurance agreements, as discussed below in “Liquidity and Capital Resources.” In addition, insurance-related assessments decreased $882,000 and professional fees decreased $635,000. Offsetting these decreases, salary and benefits increased $469,000 and commissions increased $317,000, due to an increase in gross premiums earned of $5.1 million.

Interest expense. Interest expense for the third quarter of 2007 was $900,000, compared to $923,000 for the comparable period of 2006. Our weighted average borrowings for both periods were $36.1 million. The weighted average interest rate increased to 9.5% per annum for the third quarter of 2007 from 9.4% per annum for the third quarter of 2006. The increased costs associated with the interest rate change were slightly offset by decreased capital lease costs.

Income tax expense. Income tax expense for the three months ended September 30, 2007 was $4.5 million, compared to $2.5 million for the same period in 2006. The increase was primarily attributable to a $5.6 million increase in our pre-tax income, from $10.8 million for the three months ended September 30, 2006, to $16.3 million for the same period in 2007. Our effective tax rate for the quarter ended September 30, 2007 was 27.7%, compared to 23.2% for the same period in 2006.

Consolidated Results of Operations for Nine Months Ended September 30, 2007 Compared to September 30, 2006

Gross Premiums Written. Gross premiums written for the nine months ended September 30, 2007 were $265.9 million, compared to $255.9 million for the same period in 2006, an increase of 3.9%. The increase was attributable to a $12.1 million increase in annual premiums on voluntary policies written during the period. This increase was offset by a $1.1 million decrease in direct assigned risk premiums and a $960,000 decrease in premiums resulting from payroll audits and related premium adjustments.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2007 were $250.7 million, compared to $241.9 million for the same period in 2006, an increase of 3.7%. The increase was attributable to the growth in gross premiums written and a $1.1 million increase in premiums ceded to reinsurers for the nine months ended September 30, 2007. As a percentage of gross premiums written, ceded premiums were 5.7% for the nine months ended September 30, 2007, compared to 5.5% for the same period of 2006.

Net Premiums Earned. Net premiums earned for the nine months ended September 30, 2007 were $232.6 million, compared to $215.0 million for the same period in 2006, an increase of 8.2%. This increase was attributable to the increase in net premiums written in the previous four quarters.

Net Investment Income. Net investment income for the nine months ended September 30, 2007 was $22.3 million, compared to $18.1 million for the same period in 2006, an increase of 22.9%. The change was primarily attributable to an increase in our average investment assets, including cash and cash equivalents, from a monthly average of $615.5 million in the nine months ended September 30, 2006 to a monthly average of $704.8 million in the nine months ended September 30, 2007, an increase of 14.5%. Also contributing to this growth was an increase in the pre-tax yield on our investment portfolio from 4.0% per annum during the period ended September 30, 2006, to 4.2% per annum during the period ended September 30, 2007. The tax-equivalent yield on our investment portfolio was 5.4% per annum for the period ended September 30, 2007, compared to 5.5% for the same period in 2006.

Net Realized Gains on Investments. Net realized gains on investments for the nine months ended September 30, 2007 totaled $127,000, compared to $2.6 million for the same period in 2006. Net realized gains in the nine months ended September 30, 2007 are primarily from called fixed maturity securities. The net realized gains in the nine months ended September 30, 2006 was attributable to a strategic assessment of our investment guidelines as discussed below under “—Investment Portfolio.”

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses incurred were $160.6 million for the nine months ended September 30, 2007, compared to $150.0 million for the same period in 2006, an increase of $10.6 million, or 7.1%. This increase was due to higher current accident year loss and loss adjustment expenses incurred resulting from increased net premiums earned in the nine months ended September 30, 2007 as compared to the same period in 2006. This increase was offset by a decrease in the net loss ratio for the current accident year, which was 69.0% for the nine months ended September 30, 2007, compared to 69.8% for the same period in 2006. We experienced no loss development for prior accident years in either nine-month period.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2007 were $47.8 million, compared to $52.7 million for the same period in 2006, a decrease of 9.3%. This decrease was due to $3.7 million from the commutation of several reinsurance agreements, as discussed below in “Liquidity and Capital Resources.” In addition, insurance-related assessments decreased $1.8 million, professional fees decreased $820,000 and premium charge-offs decreased $361,000. Ceding commissions from reinsurers increased $638,000, which acts to reduce underwriting expenses. Offsetting these decreases, salary and benefits increased $1.6 million and commissions increased $1.4 million, due to the increase in gross premiums earned. Our underwriting expense ratio declined from 24.5% for the nine months ended September 30, 2006, to 20.6% for the same period in 2007.

Interest Expense. Interest expense for the nine months ended September 30, 2007 was $2.7 million compared to $2.6 million for the same period in 2006, an increase of 3.3%. This increase was primarily due to an increase in our weighted average interest rate from 9.0% per annum for the nine months ended September 30, 2006 to 9.3% per annum for the same period in 2007. Our weighted average borrowings for both nine-month periods were $36.1 million.

Policyholder Dividend Expense. Policyholder dividend expense for the nine months ended September 30, 2007 was $963,000, compared to $563,000 for the same period in 2006. The increase was mainly attributable to an aggregate dividend accrual of $241,000 for Florida policyholders. The dividend was calculated pursuant to a statutory formula based on our underwriting results on policies written in Florida over a consecutive three-year period.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2007 was $12.3 million, compared to $7.0 million for the same period in 2006. The increase was primarily attributable to a $13.5 million increase in our pre-tax income, from $30.4 million for the nine months ended September 30, 2006 to $43.9 million for the same period in 2007. Our effective tax rate for the nine months ended September 30, 2007 was 28.0%, compared to 23.2% for the same period in 2006. In the nine months ended September 30, 2006, income tax expense was reduced by $571,000 as a result of the release of an accrual for a prior year tax that had been resolved.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities.

Net cash provided by operating activities was $72.9 million for the nine months ended September 30, 2007, which represented a $16.4 million increase in cash provided by operating activities, from $56.5 million in net cash provided by operating activities for the nine months ended September 30, 2006. Premiums collected for the nine months ended September 30, 2007 decreased $124,000 compared to the same period in 2006 and claim payments increased $16.2 million. These decreases in cash were offset by a $25.2 million increase in recoveries from reinsurers, a $7.1 million decrease in expense disbursements and a $516,000 decrease in federal income taxes paid. As discussed below, the increase in recoveries from reinsurers and the decrease in expense disbursements were impacted by the commutations of several reinsurance agreements.

Net cash used in investing activities was $54.9 million for the nine months ended September 30, 2007, compared to $44.0 million for the same period in 2006. Cash provided by sales and maturities of investments totaled $416.5 million for the nine months ended September 30, 2007 compared to $91.3 million for the same period in 2006. A total of $471.2 million in cash was used to purchase investments in the nine months ended September 30, 2007, compared to $134.2 million in purchases for the same period in 2006. The increase in sales and purchases of investments in 2007 was due to increased use of variable rate demand obligations (sometimes referred to as “floaters”), which we buy and sell regularly, and which are recorded on a gross basis.

Net cash provided by financing activities was $919,000 for the nine months ended September 30, 2007. This increase, from $3,000 in the nine months ended September 30, 2006, was attributable to proceeds of $748,000 from stock option exercises and a $168,000 increase in tax benefits from share-based compensation.

On May 23, 2007, we commuted reinsurance agreements with Munich Reinsurance America, Inc. (formerly known as American Reinsurance Company), covering portions of accident years 2002, 2003, and 2004. We received cash of approximately $24.5 million in exchange for releasing Munich Reinsurance America from its reinsurance obligations under the commuted agreements. As a result of these commutations, we recognized $1.7 million of pre-tax income in the second quarter of 2007. At March 31, 2007, the Company’s reinsurance recoverables from Munich Reinsurance America was $23.0 million. As of September 30, 2007, we had no remaining reinsurance recoverables from Munich Reinsurance America.

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

On July 25, 2007, we commuted our Second Casualty Excess of Loss Reinsurance Contract with Hannover and Lloyd’s covering excess of loss layers for the 2006 accident year. As a result of this commutation, we recorded pre-tax income of $990,000 in the third quarter of 2007.

In total, we have received $26.5 million in cash from commutations in the nine months ended September 30, 2007. The majority of that cash has been invested in tax-exempt fixed maturity securities.

Investment Portfolio

As of September 30, 2007, our investment portfolio, including cash and cash equivalents, totaled $737.1 million, an increase of 15.3% from September 30, 2006. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. We also invest in variable rate demand obligations (“VRDOs”), which are long-term bonds that bear floating interest rates and provide investors with the option to tender or put the bonds at par, generally on a daily, weekly or monthly basis. Due to the fact that we purchase these securities with the intent to hold less than thirty days, we classify VRDOs as available-for-sale, as defined by SFAS No. 115. As such, VRDOs are reported at fair value on our balance sheet. Our equity securities are also classified as available-for-sale and reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2007 is shown in the following table.

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities:
State and political subdivisions	$390,885	53.0%
Mortgage-backed securities	103,213	14.0%
Asset-backed securities	66,349	9.0%
U.S. Treasury securities and obligations of U.S. Government agencies	61,383	8.4%
Corporate bonds	20,662	2.8%
Variable rate demand obligations	19,100	2.6%

Total fixed maturity securities	661,592	89.8%

Equity securities	29,798	4.0%
Cash and cash equivalents	45,724	6.2%

Total investments, including cash and cash equivalents	$737,114	100.0%

We regularly evaluate our investment portfolio to identify other-than-temporary impairments in the fair values of the securities held in our investment portfolio. As of September 30, 2007, there were no other-than-temporary declines in the fair values of the securities held in our investment portfolio. The tax-equivalent investment yield on our investment portfolio was 5.5% per annum for the period ended September 30, 2007, compared to 5.4% for the same period in 2006.

In 2006, we began a strategic review of our investment management and related policies. In connection with the review, we retained Prudential Investment Management, Inc., a registered investment advisory firm and a wholly owned subsidiary of Prudential Financial Inc., to manage our portfolio of fixed maturity securities, effective November 1, 2006. Additionally, our strategic investment review resulted in two changes regarding our equity investments. First, we changed the benchmark for the fair value of our holdings of equity securities, from not more than 15% of our total investment portfolio, to a range from 20% to 30% of shareholders’ equity, plus redeemable preferred stock, at the end of the most recently completed fiscal year. Our second change was to restructure our equity portfolio such that it would be composed of passively managed investments in equity indexes along with a portion of actively managed equity positions. As a result of this second change, we sold all of the securities in our equity portfolio in September and October of 2006. We then purchased $21.1 million of value-based exchange traded funds in late 2006. As of September 30, 2007, the carrying value of our equity portfolio was $29.8 million, or 16.2% of shareholders’ equity plus redeemable preferred stock at year end 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2006, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms. We note that the design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

There have not been any changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

AMERISAFE, INC.

November 8, 2007	/s/ C. Allen Bradley, Jr.
C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2007	/s/ Geoffrey R. Banta
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