Form 10-K
period 2007-12-31
AMERISAFE INC
filed 2008-03-06
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $366.1 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of March 3, 2008, there were 18,822,238 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•

increased competition on the basis of premium rates, coverage availability, payment terms, claims management, safety services, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation;

•	decreased level of business activity of our policyholders;

•	the cyclical nature of the workers’ compensation insurance industry;

•

greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	changes in general economic conditions, including interest rates, inflation and other factors;

•	negative developments in the workers’ compensation insurance industry;

•	changes in the availability, cost or quality of reinsurance and the failure of our reinsurers to pay claims in a timely manner or at all;

•	changes in rating agency policies or practices;

•	loss of the services of any of our senior management or other key employees;

•	developments in capital markets that adversely affect the performance of our investments;

•	changes in regulations, laws, rates, or rating factors applicable to us, our policyholders or the agencies that sell our insurance;

•	changes in legal theories of liability under our insurance policies;

•	decreased demand for our insurance; and

•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

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

Overview

We are a specialty provider of workers’ compensation insurance focused on small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging, agriculture, oil and gas, maritime and sawmills. Since commencing operations in 1986, we have gained significant experience underwriting the complex workers’ compensation exposures inherent in these industries. We provide coverage to employers under state and federal workers’ compensation laws. These laws prescribe wage replacement and medical care benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our workers’ compensation insurance policies provide benefits to injured employees for, among other things, temporary or permanent disability, death and medical, and hospital expenses. The benefits payable and the duration of those benefits are set by state or federal law. The benefits vary by jurisdiction, the nature and severity of the injury, and the wages of the employee. The employer, who is the policyholder, pays the premiums for coverage.

Hazardous industry employers tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia, and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. For example, our construction employers generally paid premium rates equal to $7.45 per $100 of payroll to obtain workers’ compensation coverage for all of their employees in 2007.

We employ a proactive, disciplined approach in underwriting employers and providing comprehensive services intended to lessen the overall incidence and cost of workplace injuries. We provide safety services at employers’ workplaces as a vital component of our underwriting process and to promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns or aberrations that cause underwriting, safety, or fraud concerns.

We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting and safety, claims, and audit services, provide us with the opportunity to earn attractive returns on equity.

We completed our initial public offering in November 2005. In the offering, we issued 8,000,000 shares of common stock at $9.00 per share. Upon the completion of the offering, we issued an additional 9,120,948 shares of common stock in exchange for shares of our Series A preferred stock. Of the $63.2 million of net proceeds from this offering, we contributed $45.0 million to our insurance subsidiaries and used $10.2 million to redeem shares of our preferred stock. We expect to use the balance of the net proceeds for general corporate purposes.

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

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries.    We have extensive experience insuring employers engaged in hazardous industries and have a history of profitable underwriting in these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 90.8% in 2007, 91.1% in 2006 and 90.6% in 2005.

Focus on Small to Mid-Sized Employers.    We believe large insurance companies generally do not target small to mid-sized employers in hazardous industries due to their smaller premium size, type of operations, mobile workforce, and extensive service needs. We provide enhanced customer services to our policyholders. For example, unlike many of our competitors, our premium payment plans enable our policyholders to better match their premium payments with their payroll costs and cash flow.

Specialized Underwriting Expertise.    Based on our 22-year underwriting history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools to assist our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new business. We do not delegate underwriting authority to agencies that sell our insurance or to any other third party.

Comprehensive Safety Services.    We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention and encourage the safest workplaces possible by deploying experienced field safety professionals, or FSPs, to our policyholders’ worksites. In 2007, more than 90.0% of our new voluntary business policyholders were subject to pre-quotation safety inspections. We perform periodic on-site safety surveys on all of our voluntary business policyholders.

Proactive Claims Management.    Our employees manage substantially all of our open claims in-house utilizing our intensive claims management practices that emphasize a personal approach and quality, cost-effective medical treatment. As of December 31, 2007, the open indemnity claims per field case manager, or FCM, averaged 53 claims, which we believe is significantly less than the industry average. We believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation, and more rapidly close claims, all of which ultimately lead to lower overall costs.

Strategy

We intend to grow book value and produce favorable returns on equity using the following strategies:

Focus on Underwriting Profitability.    We intend to maintain our underwriting discipline and profitability throughout market cycles. Our strategy is to focus on underwriting workers’ compensation insurance in hazardous industries and to maintain adequate rate levels commensurate with the risks we underwrite. We will also continue to strive for improved risk selection and pricing, as well as reduced frequency and severity of claims through comprehensive workplace safety reviews, effective medical cost containment measures, and rapid closing of claims through personal, direct contact with our policyholders and their employees.

Increase market penetration.    Based on data received from the National Association of Insurance Commissioners, or the NAIC, we do not have more than 5.0% of the market share in any state we serve. Therefore, we have the ability to increase market penetration in those states. Competition in our target markets is fragmented by state and employer industry focus. We believe that our specialized underwriting expertise and safety, claims, and audit services position us to profitably increase our market share in our existing principal markets, with minimal increase in field service employees.

Prudent and Opportunistic Geographic Expansion.    While we actively market our insurance in 30 states and the District of Columbia, 40.7% of our voluntary in-force premiums were generated in the five states where we derived 5% or more of our gross premiums written in 2007. We are licensed in an additional 15 states and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so. In late 2006, we expanded our operations into selected areas of Nevada and Colorado.

Leverage Existing Information Technology.    We believe our customized information system, ICAMS, significantly enhances our ability to select risk, write profitable business, and cost-effectively administer our billing, claims, and audit functions.

Maintain Capital Strength.    We plan to manage our capital to achieve our profitability goals while maintaining prudent operating leverage for our insurance company subsidiaries. To accomplish this objective, we intend to maintain underwriting profitability throughout market cycles, optimize our use of reinsurance and maximize an appropriate risk adjusted return on our growing investment portfolio.

Industry

Overview.    Workers’ compensation is a statutory system under which an employer is required to pay for its employees’ medical, disability, vocational rehabilitation, and death benefit costs for work-related injuries or illnesses. Most employers satisfy this requirement by purchasing workers’ compensation insurance. The principal concept underlying workers’ compensation laws is that employees injured in the course and scope of their employment have only the legal remedies available under workers’ compensation laws and do not have any other recourse against their employer. An employer’s obligation to pay workers’ compensation does not depend on any negligence or wrongdoing on the part of the employer and exists even for injuries that result from the negligence or fault of another person, a co-employee, or, in most instances, the injured employee.

Workers’ compensation insurance policies generally provide that the insurance carrier will pay all benefits that the insured employer may become obligated to pay under applicable workers’ compensation laws. Each state has a regulatory and adjudicatory system that quantifies the level of wage replacement to be paid, determines the level of medical care required to be provided and the cost of permanent impairment, and specifies the options in selecting medical providers available to the injured employee or the employer. These state laws generally require two types of benefits for injured employees: (1) medical benefits, which include expenses related to diagnosis and treatment of the injury, as well as any required rehabilitation, and (2) indemnity payments, which consist of temporary wage replacement, permanent disability payments, and death benefits to surviving family members. To fulfill these mandated financial obligations, virtually all employers are required to purchase workers’ compensation insurance or, if permitted by state law or approved by the U.S. Department of Labor, to self-insure. The employers may purchase workers’ compensation insurance from a private insurance carrier, a state-sanctioned assigned risk pool, or a self-insurance fund, which is an entity that allows employers to obtain workers’ compensation coverage on a pooled basis, typically subjecting each employer to joint and several liability for the entire fund.

Workers’ compensation was the fourth-largest property and casualty insurance line in the United States in 2006, according to A.M. Best. Direct premiums written in 2006 for the workers’ compensation insurance industry were $54 billion, and direct premiums written for the property and casualty industry as a whole were

$489 billion, according to A.M. Best. According to the most recent market data reported by the National Council on Compensation Insurance, Inc., or the NCCI, which is the official ratings bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business was $15 billion.

Outlook.    We believe that current economic conditions will adversely affect our reported gross premiums written and revenues in 2008. Insofar as, in 2007, almost 70% of our gross premiums written were derived from policyholders in the construction, trucking, and logging industries, our gross premiums written are, to a great extent, dependent upon economic conditions in those industries, as well as upon economic conditions generally. Economic activity began to decline in the latter part of 2007 and we believe this slowdown in work activity will continue in 2008, negatively affecting the construction, trucking, and logging industries, along with others. We further believe that the challenges presented by this slowing economic activity will be aggravated by increased price competition caused by excess underwriting capacity within the workers’ compensation insurance industry, and by the impact of lower estimated loss costs adopted by a number of states in which we do business. Estimated loss costs provide the basis upon which we calculate the premiums we charge for the insurance we write. The challenges presented by price competition and lower loss costs are part of the normal cyclicality of our industry, and we believe they will eventually reverse themselves. However, we have no way of predicting the timing of such reversal with any degree of certainty. Notwithstanding current market conditions, we will continue to focus on market segmentation, effective risk selection, expense management, and overall underwriting profitability.

Policyholders

As of December 31, 2007, we had more than 7,300 voluntary business policyholders with an average annual workers’ compensation policy premium of $39,426. As of December 31, 2007, our ten largest voluntary business policyholders accounted for 2.9% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 90.8% in 2007, 91.1% in 2006, and 90.6% in 2005.

In addition to our voluntary workers’ compensation business, we underwrite workers’ compensation policies for employers assigned to us and assume reinsurance premiums from mandatory pooling arrangements, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. We separately underwrite general liability insurance policies for our workers’ compensation policyholders in the logging industry on a select basis. Our assigned risk business fulfills our statutory obligation to participate in residual market plans in six states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2007, our assigned risk business accounted for 2.3% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 1.3% of our gross premiums written. Our general liability insurance business accounted for 0.5% of our gross premiums written for the year ended December 31, 2007.

Targeted Industries

We provide workers’ compensation insurance primarily to employers in the following targeted hazardous industries:

Construction.    Includes a broad range of operations such as highway and bridge construction, building and maintenance of pipeline and powerline networks, excavation, commercial construction, roofing, iron and steel erection, tower erection, and numerous other specialized construction operations. In 2007, our average policy premium for voluntary workers’ compensation within the construction industry was $40,003, or $7.37 per $100 of payroll.

Trucking.    Includes a large spectrum of diverse operations including contract haulers, regional and local freight carriers, special equipment transporters, and other trucking companies that conduct a variety of short- and long-haul operations. In 2007, our average policy premium for voluntary workers’ compensation within the trucking industry was $42,961, or $7.66 per $100 of payroll.

Logging.    Includes tree harvesting operations ranging from labor intensive chainsaw felling and trimming to sophisticated mechanized operations using heavy equipment. In 2007, our average policy premium for voluntary workers’ compensation within the logging industry was $19,221, or $17.42 per $100 of payroll.

Agriculture.    Includes crop maintenance and harvesting, grain and produce operations, nursery operations, meat processing, and livestock feed and transportation. In 2007, our average policy premium for voluntary workers’ compensation within the agriculture industry was $27,901, or $5.68 per $100 of payroll.

Oil and Gas.    Includes various oil and gas activities including gathering, transportation, processing, production, and field service operations. In 2007, our average policy premium for voluntary workers’ compensation within the oil and gas industry was $52,337, or $6.19 per $100 of payroll.

Maritime.    Includes ship building and repair, pier and marine construction, inter-coastal construction, and stevedoring. In 2007, our average policy premium for voluntary workers’ compensation within the maritime industry was $101,503, or $9.82 per $100 of payroll.

Sawmills.    Includes sawmills and various other lumber-related operations. In 2007, our average policy premium for the sawmill industry was $32,782, or $8.84 per $100 of payroll.

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

In addition to workers’ compensation insurance, we also offer general liability insurance coverage only to our workers’ compensation policyholders in the logging industry on a select basis. As of December 31, 2007, less than 0.6% of our voluntary in-force premiums were derived from general liability policies.

Gross premiums written during the years ended December 31, 2007, 2006, and 2005 and the allocation of those premiums among the hazardous industries we target are presented in the table below.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2007	2006	2005	2007	2006	2005
	(In thousands)
Voluntary business:
Construction	$136,834	$132,083	$117,134	41.7%	39.7%	40.3%
Trucking	73,064	70,221	59,348	22.3%	21.1%	20.4%
Logging	17,209	24,553	26,324	5.3%	7.4%	9.0%
Agriculture	15,778	13,681	13,119	4.8%	4.1%	4.5%
Oil and Gas	12,505	10,578	8,035	3.8%	3.2%	2.8%
Maritime	8,526	9,180	7,262	2.6%	2.8%	2.5%
Sawmills	5,389	4,260	4,441	1.6%	1.3%	1.5%
Other	46,766	51,547	34,382	14.3%	15.5%	11.8%

Total voluntary business	316,071	316,103	270,045	96.4%	95.1%	92.8%

Assigned risk business	7,554	11,936	13,924	2.3%	3.6%	4.8%
Assumed premiums	4,136	4,452	6,922	1.3%	1.3%	2.4%

Total	$327,761	$332,491	$290,891	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 45 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with no more than 10.6% of our gross premiums written in 2007 derived from any one state. The table below identifies, for the years ended December 31, 2007, 2006 and 2005, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the years presented.

	Percentage of Gross Premiums Written
	Year Ended December 31,
State	2007	2006	2005
Louisiana	10.6%	8.9%	8.3%
Georgia	9.9%	9.1%	10.5%
North Carolina	9.5%	7.5%	6.7%
Virginia	5.8%	6.1%	5.3%
Illinois	5.2%	4.6%	5.4%
Oklahoma	4.9%	4.4%	4.1%
South Carolina	4.8%	4.5%	4.9%
Pennsylvania	4.7%	4.8%	5.3%
Florida	4.6%	6.5%	5.9%
Mississippi	4.6%	4.2%	3.5%
Texas	4.1%	5.8%	5.0%
Tennessee	3.9%	4.2%	4.2%
Minnesota	3.8%	4.4%	4.2%
Alaska	3.5%	4.4%	5.3%
Wisconsin	3.4%	2.9%	3.5%
Arkansas	2.9%	3.8%	3.9%

Sales and Marketing

We sell our workers’ compensation insurance through agencies. As of December 31, 2007, our insurance was sold through more than 2,800 independent agencies and our wholly owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 24 states. We are selective in establishing and maintaining relationships with independent agencies. We establish and maintain relationships only with those agencies that provide quality application flow from prospective policyholders that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Our average commission rate for our independent agencies was 7.0% for the year ended December 31, 2007. We pay our insurance agency subsidiary a commission rate of 8.0%. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2007, independent agencies accounted for 87.5% of our voluntary in-force premiums, and no independent agency accounted for more than 1.5% of our voluntary in-force premiums at that date.

Underwriting

Our underwriting strategy is to focus on employers in certain hazardous industries that operate in those states where our underwriting efforts are the most profitable and efficient. We analyze each prospective policyholder on its own merits relative to known industry trends and statistical data. Our underwriting guidelines specify that we do not write workers’ compensation insurance for certain hazardous activities, including sub-surface mining and manufacturing of ammunition or fireworks.

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

Pricing

In the majority of states, workers’ compensation insurance rates are based upon the published “loss costs.” Loss costs are derived from wage and loss data reported by insurers to the state’s statistical agent, which in most states is the NCCI. The state agent then promulgates loss costs for specific job descriptions or class codes. Insurers file requests for adoption of a loss cost multiplier, or LCM, to be applied to the loss costs to support operating costs and profit margins. In addition, most states allow pricing flexibility above and below the filed LCM, within certain limits.

We obtain approval of our rates, including our LCMs, from state regulatory authorities. To maintain rates at profitable levels and we regularly monitor and adjust our LCMs. The effective LCM for our voluntary business was 1.51 for policy year 2007, 1.54 for policy year 2006, 1.56 for policy year 2005, 1.53 for policy year 2004, and 1.43 for policy year 2003. If we are unable to charge rates in a particular state or industry to produce satisfactory results, we seek to control and reduce our premium volume in that state or industry and redeploy our capital in other states or industries that offer greater opportunity to earn an underwriting profit.

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures, and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection, or other safety devices. Our field safety professionals, or FSPs, travel to employers’ worksites to perform these safety inspections. This initial in-depth analysis allows our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2007, more than 90% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policyholders were not inspected prior to a premium quote for a variety of reasons, including small premium size or the policyholder was previously a policyholder subject to our safety inspections.

After an employer becomes a policyholder, we continue to emphasize workplace safety through periodic workplace visits, assisting the policyholder in designing and implementing enhanced safety management programs, providing safety-related information, and conducting rigorous post-accident management. Generally, we may cancel or decline to renew an insurance policy if the policyholder does not implement or maintain reasonable safety management practices that we recommend.

Our FSPs participate in an incentive compensation program under which bonuses are paid semi-annually based upon an FSP’s production and their policyholders’ aggregate loss ratios. The results are measured 33 months after the inception of the subject policy period.

Claims

We have structured our claims operation to provide immediate, intensive, and personal management of all claims to guide injured employees through medical treatment, rehabilitation, and recovery with the primary goal of returning the injured employee to work as promptly as practicable. We seek to limit the number of claim disputes with injured employees through early intervention in the claims process.

We have claims offices located throughout the markets we serve. Our field case managers, or FCMs, are located in the geographic areas where our policyholders are based. We believe the presence of our FCMs in the field enhances our ability to guide an injured employee to the appropriate conclusion in a friendly, dignified, and supportive manner. Our FCMs have broad authority to manage claims from occurrence of a workplace injury through resolution, including authority to retain many different medical providers at our expense, including not only our recommended medical providers but also nurse case managers, independent medical examiners, vocational specialists, rehabilitation specialists, and other specialty providers of medical services necessary to achieve a quality outcome.

Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee, and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided and will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2007, we averaged 53 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

Premium Audits

We conduct premium audits on all of our voluntary business policyholders annually, upon the expiration of each policy, including when the policy is renewed. The purpose of these audits is to verify that policyholders have accurately reported their payroll expenses and employee job classifications, and therefore have paid us the premium required under the terms of their policies. In addition to annual audits, we selectively perform interim audits on certain classes of business if significant or unusual claims are filed or if the monthly reports submitted by a policyholder reflect a payroll pattern or other aberrations that cause underwriting, safety, or fraud concerns. We also mitigate against potential losses from under-reporting of premium or delinquent premium payment by collecting a deposit from the policyholder at the inception of the policy, typically representing 15% of the total estimated annual premium, which deposit can be utilized to offset losses from non-payment of premium.

Loss Reserves

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at a given point in time.

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our more than 22 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

When a claim is reported, we establish an initial case reserve for the estimated amount of our loss based on our estimate of the most likely outcome of the claim at that time. Generally, that case reserve is established within 14 days after the claim is reported and consists of anticipated medical costs, indemnity costs, and specific adjustment expenses, which we refer to as defense and cost containment expenses, or DCC expenses. The most complex claims, involving severe injuries, may take a considerable period of time for us to establish a more precise estimate of the most likely outcome of the claim. At any point in time, the amount paid on a claim, plus the reserve for future amounts to be paid, represents the estimated total cost of the claim, or the case incurred amount. The estimated amount of loss for a reported claim is based upon various factors, including:

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

The case incurred amount varies over time due to uncertainties with respect to medical treatment and outcome, length and degree of disability, employment availability and wage levels and judicial determinations. As changes occur, the case incurred amount is adjusted. The initial estimate of the case incurred amount can vary significantly from the amount ultimately paid, especially in circumstances involving severe injuries with comprehensive medical treatment. Changes in case incurred amounts, or case development, is an important component of our historical claim data.

In addition to case reserves, we establish reserves on an aggregate basis for loss and DCC expenses that have been incurred but not reported, or IBNR. Our IBNR reserves are also intended to provide for aggregate changes in case incurred amounts as well as the unpaid cost of recently reported claims for which an initial case reserve has not been established.

The third component of our reserves for loss and loss adjustment expenses is our adjusting and other reserve, or AO reserve. Our AO reserve is established for the costs of future unallocated loss adjustment expenses for all reported and unreported claims. Our AO reserve covers primarily the estimated cost of administering claims. The final component of our reserves for loss and loss adjustment expenses is the reserve for mandatory pooling arrangements.

In establishing reserves, we rely on the analysis of our more than 155,000 claims in our 22-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy, and severity and duration trends.

We review our reserves by industry and state on a quarterly basis. Individual open claims are reviewed more frequently and adjustments to case incurred amounts are made based on expected outcomes. The number of claims reported or occurring during a period, combined with a calculation of average case incurred amounts, and measured over time, provide the foundation for our reserve estimates. In establishing our reserve estimates, we use historical trends in claim reporting timeliness, frequency of claims in relation to earned premium or covered payroll, premium rate levels charged, and case development patterns. However, the number of variables and judgments involved in establishing reserve estimates, combined with some random variation in loss development patterns, results in uncertainty regarding projected ultimate losses. As a result, our ultimate liability for loss and loss adjustment expenses may be more or less than our reserve estimate.

Our analysis of our historical data provides the factors we use in our statistical and actuarial analysis in estimating our loss and DCC expense reserve. These factors are primarily measures over time of claims reported, average case incurred amounts, case development, duration, severity, and payment patterns. However, these factors cannot be solely used as these factors do not take into consideration changes in business mix, claims management, regulatory issues, medical trends, medical inflation, employment and wage patterns, and other subjective factors. We use this combination of factors and subjective assumptions in the use of six well-accepted actuarial methods, as follows:

•

Paid Development Method—uses historical, cumulative paid loss patterns to derive estimated ultimate losses by accident year based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.

•

Paid Weighted Severity (“Generalized Cape Cod”) Method—multiplies estimated ultimate claims for each accident year by a weighted average, trended and developed severity. The ultimate claims estimate is based on paid claim count development. The selected severity for a given accident year is derived by giving some weight to all of the accident years in the experience history rather than treating each accident year independently.

•

Paid Bornhuetter-Ferguson (B-F) Method—a combination of the Paid Development Method and the Paid Weighted Severity Method, the Paid B-F Method estimates ultimate losses by adding the current actual paid losses to projected unpaid losses.

•

Incurred Development Method—uses historical, cumulative incurred loss patterns to derive estimated ultimate losses by accident year based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.

•

Incurred Weighted Severity (“Generalized Cape Cod”) Method—multiplies estimated ultimate claims for each accident year by a weighted average, trended and developed severity. The ultimate claims estimate is based on incurred claim count development. The selected severity for a given accident year is derived by giving some weight to all of the accident years in the experience history rather than treating each accident year independently.

•

Incurred B-F Method—a combination of the Incurred Development Method and the Incurred Weighted Severity Method, the Incurred B-F Method projects ultimate losses by adding the current actual incurred losses to the projected unreported losses.

These six methods are applied to both net and gross data. Due to the volatility and unpredictability of excess losses, several B-F estimates of excess losses are also used to estimate the ultimate losses gross of reinsurance. We then analyze the results and may emphasize or de-emphasize some or all of the outcomes to reflect our judgment of their reasonableness in relation to supplementary information and operational and industry changes. These outcomes are then aggregated to produce a single weighted average point estimate that is the base estimate for loss and DCC expense reserves.

In determining the level of emphasis that may be placed on some or all of the methods, we review statistical information as to which methods are most appropriate, whether adjustments are appropriate within the particular methods, and if results produced by each method include inherent bias reflecting operational and industry changes. This supplementary information may include:

•	open and closed claim counts;

•	statistics related to open and closed claim count percentages;

•	claim closure rates;

•	changes in average case reserves and average loss and DCC expenses incurred on open claims;

•	reported and ultimate average case incurred changes;

•	reported and projected ultimate loss ratios; and

•	loss payment patterns.

In establishing our AO reserves, we review our past adjustment expenses in relation to paid claims as well as estimated future costs based on expected claims activity and duration.

The sum of our net loss and DCC expense reserve, our AO reserve, and our reserve for mandatory pooling arrangements is our total net reserve for loss and loss adjustment expenses.

As of December 31, 2007, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $462.5 million, which includes $9.6 million in reserves for mandatory pooling arrangements as reported by the pool administrators. This estimate was derived from the process and methodology described above which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates.

As noted above, our reserve estimate is developed based upon our analysis of historical data, and factors derived from that data, including claims reported, average claim amount incurred, case development, duration, severity and payment patterns, as well as subjective assumptions. We view our estimate of loss and DCC expenses as the most significant component of our reserve for loss and loss adjustment expenses.

Additional information regarding our reserve for unpaid loss and loss adjustment expenses as of December 31, 2007, 2006, and 2005 is set forth below:

	2007	2006	2005
	(In thousands)
Gross case loss and DCC reserves	$392,540	$375,783	$384,343
AO reserves	16,794	18,903	16,533
Gross IBNR reserves	128,069	124,491	83,609

Gross unpaid loss, DCC and AO reserves	537,403	519,177	484,485

Reinsurance recoverables on unpaid loss and LAE	74,925	106,810	120,232

Net unpaid loss, DCC and AO reserves	$462,478	$412,367	$364,253

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred Development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by plus and minus 20%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2007 data, are summarized below.

Change in Paid LDFs	Change in Incurred LDFs	Resultant Change in Loss and DCC Reserve
		Amount ($)	Percentage
		(In thousands)
+20%	+20%	26,224	6.0%
+20%	0%	14,125	3.2%
+20%	–20%	1,418	0.3%
0%	+20%	11,670	2.7%
0%	0%	—	0.0%
0%	–20%	(11,894)	(2.7)%
–20%	+20%	(4,185)	(1.0)%
–20%	0%	(15,307)	(3.5)%
–20%	–20%	(26,325)	(6.0)%

For our paid and incurred Weighted Severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by plus and minus 20%. The results of this sensitivity analysis, using December 31, 2007 data, are summarized below.

Change in Severity Trend	Resultant Change in Loss and DCC Reserve
	Amount ($)	Percentage
	(In thousands)
+20%	10,304	2.4%
–20%	(8,682)	(2.0)%

The Bornhuetter-Ferguson method estimates ultimate loss by averaging Weighted Severity paid or incurred losses and expected future paid or incurred development. To measure sensitivity, we changed this average by plus and minus 20%. The results of this sensitivity analysis, using December 31, 2007 data, are summarized below.

Change in Expected Losses	Resultant Change in Loss and DCC Reserve
	Amount ($)	Percentage
	(In thousands)
+20%	22,734	5.2%
–20%	(21,598)	(5.0)%

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2007, 2006 and 2005, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Balance, beginning of period	$519,178	$484,485	$432,880
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	106,810	120,232	189,624

Net balance, beginning of period	412,368	364,253	243,256

Add incurred related to:
Current year	208,021	201,711	182,174
Prior years	(9,490)	(2,227)	8,673
Loss on Converium commutation	—	—	13,209

Total incurred	198,531	199,484	204,056

Less paid related to:
Current year	43,012	41,002	42,545
Prior years	105,409	110,367	96,620

Total paid	148,421	151,369	139,165

Add effect of Converium commutation (1)	—	—	56,106

Net balance, end of period	462,478	412,368	364,253

Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	74,925	106,810	120,232

Balance, end of period	$537,403	$519,178	$484,485

(1)	The total payment from Converium was $61.3 million, of which $56.1 million was for ceded reserves and $5.2 million was for paid recoverables as of June 30, 2005.

Our gross reserves for loss and loss adjustment expenses of $537.4 million as of December 31, 2007 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2007, we had 5,300 open claims, with an average of $101,397 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2007, 6,899 new claims were reported, and 7,293 claims were closed.

As of December 31, 2006, our gross reserves for loss and loss adjustment expenses of $519.2 million. Our reserves increased from December 31, 2006 to December 31, 2007 as a result of an increase in the current accident year loss ratio combined with a decrease in the amounts recoverable from reinsurers, offset by $9.5 million of favorable development in prior accident years. As of December 31, 2006, we had 5,694 open claims, with an average of $91,180 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2006, 6,581 new claims were reported, and 6,942 claims were closed.

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

Loss Development

The table below shows the net loss development for business written each year from 1997 through 2007. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 1997, it was estimated that $55.1million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 1997, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $55.1 million as of December 31, 1997 , by December 31, 2007 (ten years later) $70.7 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 1997.

The “cumulative redundancy/(deficiency)” represents, as of December 31, 2007, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(In thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$55,096	$43,625	$72,599	$86,192	$119,020	$152,908	$183,001	$243,256	$364,253	$412,366	$462,478
Net reserve estimated as of:
One year later	54,036	49,098	75,588	96,801	123,413	155,683	196,955	265,138	362,026	402,876
Two years later	60,800	50,764	82,633	98,871	116,291	168,410	217,836	262,601	361,181
Three years later	63,583	57,750	86,336	92,740	119,814	187,225	218,217	262,427
Four years later	68,754	59,800	86,829	93,328	132,332	189,098	219,114
Five years later	69,610	60,074	87,088	101,417	134,836	190,161
Six years later	70,865	61,297	90,156	104,716	136,277
Seven years later	70,684	61,578	91,170	105,391
Eight years later	70,577	62,484	91,765
Nine years later	71,023	62,377
Ten years later	70,667
Net cumulative redundancy (deficiency)	$(15,574)	$(18,752)	$(19,166)	$(19,199)	$(17,257)	$(37,253)	$(36,113)	$(19,171)	$3,072	$9,490
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	35,005	26,140	45,095	51,470	51,114	66,545	73,783	$40,514	$110,369	105,408
Two years later	46,735	37,835	62,141	62,969	71,852	101,907	65,752	97,091	164,354
Three years later	54,969	45,404	67,267	70,036	84,341	73,391	99,829	124,785
Four years later	60,249	48,184	70,894	73,680	42,919	96,884	114,594
Five years later	62,361	50,045	72,744	38,939	59,194	110,475
Six years later	64,296	50,831	58,809	49,141	76,547
Seven years later	64,659	51,863	62,550	61,307
Eight years later	64,289	52,796	67,744
Nine years later	65,002	54,011
Ten years later	65,581
Net reserve—December 31	$55,096	$43,625	$72,599	$86,192	$119,020	$152,908	$183,001	$243,256	$364,253	$412,366	$462,478
Reinsurance recoverables	12,463	37,086	183,818	293,632	264,013	193,634	194,558	189,624	120,232	106,810	74,925

Gross reserve—December 31	$67,559	$80,711	$256,417	$379,824	$383,033	$346,542	$377,559	$432,880	$484,485	$519,176	$537,403

Net re-estimated reserve	$70,667	$62,377	$91,765	$105,391	$136,277	$190,161	$219,114	$262,427	$361,181	$402,876
Re-estimated reinsurance recoverables	31,996	120,017	278,041	379,932	379,948	274,205	219,976	181,858	115,445	107,455

Gross re-estimated reserve	$102,663	$182,394	$369,806	$485,323	$516,225	$464,366	$439,090	$444,285	$476,626	$510,331

Gross cumulative redundancy (deficiency)	$(35,104)	$(101,683)	$(113,389)	$(105,499)	$(133,192)	$(117,824)	$(61,531)	$(11,405)	$7,859	$8,845

Our net cumulative redundancy (deficiency) set forth in the table above is net of amounts recoverable from our reinsurers, including Reliance Insurance Company, one of our former reinsurers. In 2001, Reliance was placed under regulatory supervision by the Pennsylvania Insurance Department and was subsequently placed into liquidation. As a result, we recognized no losses related to uncollectible amounts due from Reliance in 2006, $770,000 in 2005, $260,000 in 2004, $1.3 million in 2003, $2.0 million in 2002 and $17.0 million in 2001.

Investments

We derive net investment income from our invested assets. As of December 31, 2007, the carrying value of our investment portfolio, including cash and cash equivalents, was $759.1 million and the fair value of the portfolio was $759.4 million.

Our investment strategy is to maximize GAAP after tax income and total return on invested assets, while maintaining high quality and low risk investments within the portfolio. We pay investment management fees based on the market value of assets under management. Our management investment committee has established a Statement of Investment Policy and Guidelines, and we review the policy with the investment committee of our board of directors on an annual basis, such review including asset allocation for compliance with our policy.

Our fixed maturity portfolio is managed by Prudential Investment Management, Inc., a registered advisory firm and a subsidiary of Prudential Financial, Inc. Additionally, a portion of our equity securities is managed by an external asset manager and a portion, made up of three value-based exchange traded funds, is managed by us.

With the exception of variable rate demand obligations (VRDOs), we classify all of our fixed maturity securities as “held-to-maturity,” so we do not reflect any changes in market value for these securities in our financial statements, unless such changes are deemed to be “other than temporary impairments,” in which case such impairments flow through our income statement within the category, “Net realized gains (losses) on investments.” We generally seek to limit our holdings in equity securities to no more than 30% of shareholders’ equity, plus redeemable preferred stock, on a market value basis.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investments” for further information on the composition and results of our investment portfolio.

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the annualized tax-equivalent yield for the year ended December 31, 2007 based on the carrying value of each category as of December 31, 2007:

	Carrying Value	Percentage of Portfolio	Annualized Tax-Equivalent Yield
	(In thousands)
Fixed maturity securities:
State and political subdivisions	$406,351	53.5%	5.6%
U.S. agency-based mortgage-backed securities	99,617	13.1%	5.3%
Commercial mortgage-backed securities	51,630	6.8%	5.5%
U.S. Treasury securities and obligations of U.S. Government agencies	47,648	6.3%	4.0%
Variable rate demand obligations	32,425	4.3%	5.3%
Corporate bonds	19,808	2.6%	5.1%
Asset-backed securities	14,637	1.9%	6.3%

Total fixed maturity securities	672,116	88.5%	5.4%
Equity securities	39,629	5.2%	2.2%
Cash and cash equivalents	47,329	6.3%	4.4%

Total investments, including cash and cash equivalents	$759,074	100%	5.2%

As of December 31, 2007, our fixed maturity securities had a carrying value of $672.1 million, which represented 88.5% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2007, the pre-tax accounting investment yield of our investment portfolio was 4.2% per annum.

The gross unrealized gains and losses on, and the cost and fair value of, our investment portfolio as of December 31, 2007 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturity securities, held-to-maturity	$639,691	$4,660	$(4,314)	$640,037
Fixed maturity securities, available-for-sale	32,425	—	—	32,425
Equity securities, available-for-sale	40,381	618	(1,370)	39,629

Totals	$712,497	$5,278	$(5,684)	$712,091

The amortized cost for the fixed maturity securities classified as held-to-maturity includes an unamortized gain of $3.2 million. This gain resulted in 2004 from the difference between each security’s par value and fair value at the date of transfer from available-for-sale to held-to-maturity and is being amortized as a yield adjustment over the respective security’s life.

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2007, as rated by Standard and Poor’s.

Credit Rating	Percentage of Total Carrying Value
“AAA”	86.8%
“AA”	9.6%
“A”	2.4%
“BBB”	1.2%

Total	100.0%

As of December 31, 2007, the average composite rating of our fixed maturity securities was “AAA.” Due to downgrades suffered by more than one of the major monoline bond insurers in early 2008, the average composite rating of our fixed maturity securities had fallen to “AA+” by March 3, 2008.

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2007. For securities that are redeemable at the option of the issuer and have a carrying value that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a carrying value that is less than par value, the maturity used for the table below is the final maturity date.

Remaining Time to Maturity	As of December 31, 2007
	Carrying Value	Percentage
	(In thousands)
Less than one year	$86,437	12.9%
One to five years	173,451	25.8%
Five to ten years	78,562	11.7%
More than ten years	167,782	25.0%
U.S. agency-based mortgage-backed securities	99,617	14.8%
Commercial mortgage-backed securities	51,630	7.7%
Asset-backed securities	14,637	2.1%

Total	$672,116	100.0%

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

We believe reinsurance is critical to our business. Our reinsurance purchasing strategy is to protect against unforeseen and/or catastrophic loss activity that would adversely impact our income and capital base. We generally select financially strong reinsurers with an A.M. Best rating of “A–” (Excellent) or better at the time we enter into a reinsurance contract. In addition, to minimize our exposure to significant losses from reinsurer insolvencies, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk on a continual basis.

2008 Excess of Loss Reinsurance Treaty Program

Effective January 1, 2008, we entered into a new excess of loss reinsurance treaty program related to our voluntary and assigned risk business that applies to losses incurred between January 1, 2008 and the date on which our reinsurance agreements are terminated. Our reinsurance treaty program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions, and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to a maximum of $10.0 million for any single claimant for the third and fourth layers, subject to applicable deductibles, retentions, and aggregate limits. We have 14 reinsurers participating in our 2008 reinsurance treaty program. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or the issuance of letters of credit to us. If security is required because of a ratings downgrade, the form of security must be mutually agreed between the reinsurer and us.

Our 2008 reinsurance treaty program provides coverage in the following four layers:

•

First Layer.    Affords coverage in two parts up to $4.0 million for each loss occurrence in excess of $1.0 million. Before our reinsurers are obligated to reimburse us under this layer, we are subject to an annual aggregate deductible of $20.0 million under the first part of this coverage and $40.0 million under the second part of this coverage. The limit under the first part of this coverage for all claims, including certain terrorism claims, is $20.0 million in any one year and $40.0 million in the aggregate for all three years covered by this layer. The limit under the second part of this coverage for all claims, including certain terrorism claims, is $20.0 million in the aggregate for all three years covered by this layer.

•	Second Layer. Affords coverage up to $5.0 million for each loss occurrence in excess of $5.0 million. The aggregate limit for all claims, including terrorism, under this layer is $15.0 million.

•	Third Layer. Affords coverage up to $10.0 million for each loss occurrence in excess of $10.0 million. The aggregate limit for all claims, including terrorism, under this layer is $20.0 million.

•	Fourth Layer. Affords coverage up to $30.0 million for each loss occurrence in excess of $20.0 million. The aggregate limit for all claims, including terrorism, under this layer is $60.0 million.

The agreement for both parts of the first layer will terminate on January 1, 2011, and the agreements for the second, third, and fourth layers of coverage will terminate on January 1, 2009. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements.

At our option, we have the right to commute the reinsurers’ obligations under the agreement for the first layer of coverage at any time after the end of the term of the agreement. If we commute the reinsurers’ obligations, we are entitled to receive a portion of the premiums that were paid to the reinsurers prior to the effective date of the commutation subject to certain adjustments provided in the agreement.

The table below sets forth the reinsurers participating in our 2008 reinsurance program:

Reinsurer	A.M. Best Rating
Arch Reinsurance Company	A
Aspen Insurance Limited	A
Aspen Insurance UK Limited	A
Barbican Syndicate (1)	A
BRIT Syndicates Limited (1)	A
Hannover Reinsurance (Ireland) Limited	A
Hannover Ruckversicherungs-Aktiengesellschaft	A
Harbor Point Reinsurance U.S., Inc.	A
Heritage Managing Agency Limited (1)	A
Liberty Syndicate Management Limited (1)	A
Limit Underwriting Limited (1)	A
Paris Re	A–
Swiss Reinsurance America Corporation	A+
Tokio Millennium Re Limited	A+

(1)	Member of Lloyd’s of London syndicate.

Due to the nature of reinsurance, we have receivables from reinsurers that apply to accident years prior to 2007. The table below summarizes our amounts recoverable from reinsurers as of December 31, 2007.

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2007
		(In thousands)
Odyssey America Reinsurance Company	A	$17,828
St. Paul Fire and Marine Insurance Company	A+	9,017
Clearwater Insurance Company	A	8,508
SCOR Reinsurance Company	A-	6,585
Hannover Ruckversicherungs-Aktiengesellschaft (1)	A	6,565
Converium Reinsurance (North America)	B+	6,116
Aspen Insurance UK Limited (1)	A	5,414
Partner Reinsurance Company of the U.S.	A+	3,115
American National Insurance Company	A+	2,562
Other (23 reinsurers)	—	11,205

Total		$76,915

(1)	Current participant in our 2008 reinsurance program.

Terrorism Reinsurance

The Terrorism Risk Insurance Act of 2002 (the “2002 Act”) was enacted in response to the events of September 11, 2001 and was extended by the Terrorism Risk Insurance Extension Act of 2005 (the “2005 Act”) and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “2007” Act). The 2002 Act, the 2005 Act and the 2007 Act were designed to ensure the availability of insurance coverage for losses resulting from certain acts of terrorism in the United States. The 2007 Act reauthorizes a federal program, established under the 2002 Act and extended by the 2005 Act, and extends it through the end of 2014. This program provides federal reimbursement to insurance companies for a portion of their losses arising from certain acts of terrorism and requires insurance companies to offer coverage for such acts. The program applies to insured losses arising out of acts that are certified as “acts of terrorism” by the Secretary of the Treasury in concurrence with the Secretary of State and the Attorney General of the United States. In addition, the program does not provide any reimbursement for any portion of aggregate industry-wide insured losses from certified acts of terrorism that exceed $100.0 billion in any one year and is subject to certain other limitations and restrictions.

For insured losses in 2008, each insurance company is responsible for a statutory deductible under the 2007 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2008, the U.S. Federal Government will reimburse 85% of an insurance company’s covered losses over the statutory deductible. In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceed $100.0 million for any act of terrorism occurring in 2008. However, there is no relief from the requirement under the 2007 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.

Under the 2007 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in their workers’ compensation policies. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological, radioactive or chemical agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our 2008 reinsurance treaty program that affords coverage for up to $50 million for losses arising from terrorism but excluding nuclear, biological, radiological and chemical attacks, subject to the deductibles, retentions, definitions and aggregate limits.

Technology

We view our internally developed and purchased management information systems as an integral part of our operations and make a substantial ongoing investment in improving our systems. We provide our field premium auditors, field safety professionals, and field case managers with computer and communication equipment to more timely and efficiently complete the underwriting process. This technology also helps to facilitate communication and to report and monitor claims. All of our systems development and infrastructure operation and maintenance is performed by our information technology professionals, with limited assistance from outside vendors.

Core Systems

ICAMS.    Our internally developed Insurance Claims and Accounting Management System, or ICAMS, is an application designed to support our workers’ compensation insurance business. ICAMS provides comprehensive rating, analysis, quotation, audit, claims, policy issuance, and policy-level accounting transaction processes. By combining the information we obtain in our underwriting process with information on claims billing and claims management, we are able to enhance our services to our policyholders.

RealSafe.    RealSafe is an internally developed application that supports our field safety professionals, as well as safety, claims and underwriting departments in our home office, by providing risk assessment and reporting of information to support safety and loss control initiatives.

CLAIMExpert.    CLAIMExpert is a purchased application utilized by our claims department to assist in work flow management. The application distributes all claims-related mail to the appropriate FCM and allows for the use of multiple cost containment vendors. CLAIMExpert also serves as the file repository for claims-related mail and documents and is web-accessible by our authorized users.

Document Management System.    Our document management system is a purchased application being used by our underwriting, audit, finance, regulatory, and treasury departments to scan, index, and store imaged documents to facilitate the movement of work items from one authority level to the next. The system will ultimately include all departments. The system allows departmental management to closely monitor and modify employee workloads as needed.

Freedom Enterprise.    FFS-Enterprise is a Fiserv product that functions as our general ledger and accounts payable systems using an MS SQL database platform. We also use Fiserv companion products for report writing, check printing, and annual statement preparation. Transactions can be manually entered into Enterprise, interfaced via an ASCII file, or copied and pasted from a spreadsheet application. Enterprise is set up to accept transaction detail by department, cost center, line of business, and state. Enterprise also offers the capability of batch processing, which enables off-peak hour work.

Freedom Reinsurance System (FRS).    FRS is a Fiserv product that provides ceded reinsurance processing. Functions performed by FRS include treaty information management, ceded loss billing, and collection and reinsurance accounting.

Audit Unplugged.    Audit Unplugged is an internally developed application used by our field premium auditors to input information necessary to complete an interim or final premium audit.

Information Warehouse.    Information Warehouse is an internally developed SQL Server-based set of OLAP cubes, queries, and processes that extracts operational data from ICAMS and other of our applications and transforms that data for porting to Freedom Enterprise and fnet.

fnet.    fnet is an internally developed data analysis portal. fnet is populated by our Information Warehouse, and used throughout our company to generate key performance statistics.

Operating Systems

We use Microsoft Active Directory services to provide application access, domain authentication, and network services. Our server hardware is predominately Compaq/HP, but includes Dell servers as well. Our production servers are under manufacturer warranties.

Business Continuity/Disaster Recovery

Our Storage Area Network solution provides us with continuous operations using mirrored servers and storage situated in two separate corporate buildings, with built-in failover capabilities to minimize business interruption. We utilize software from Veritas for backup and recovery purposes. Incremental backups are performed daily and full system backups are performed weekly. We use on-site storage for daily and weekly backups and off-site storage for full monthly backups.

Competition

The insurance industry, in general, is highly competitive and there is significant competition in the workers’ compensation insurance industry. Competition in the insurance business is based on many factors, including premium rates, policy terms, coverage availability, claims management, safety services, payment terms, types of insurance offered, overall financial strength, and financial ratings assigned by independent rating organizations, such as A.M. Best reputation. Some of the insurers with which we compete have significantly greater financial, marketing, and management resources than we do. We may also compete with new market entrants in the future.

We believe the workers’ compensation market for the hazardous industries we target is more fragmented and to some degree less competitive than other segments of the workers’ compensation market. Our competitors include other insurance companies, individual self-insured companies, state insurance pools, and self-insurance funds. We estimate that more than 350 insurance companies participate in the workers’ compensation market. The insurance companies with which we compete vary state by state and by the industries we target.

We believe that additional underwriting capacity has resulted in increased competition from other insurance carriers expanding the lines or amounts of business they write or seeking to maintain or increase market share. These market conditions are also impacted by lower estimated loss costs adopted by a number of states in which we do business.

Our competitive advantages include our safety service and claims management practices, our A.M. Best rating of “A–” (Excellent), and our ability to reduce claims through implementation of our work safety programs. In addition, we believe that our insurance is competitively priced and our premium rates are typically lower than those for policyholders assigned to the state insurance pools, allowing us to provide a viable alternative for policyholders in those pools.

Ratings

Many insurance buyers and agencies use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. In February 2007, A.M. Best announced that it had affirmed our financial strength rating of “A–” (Excellent). An “A–” rating is the fourth highest of 15 rating categories used by A.M. Best. The rating has a stable outlook for AMERISAFE and our insurance company subsidiaries.

In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness, and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management, and its market presence. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors.

Employees

As of December 31, 2007, we had 457 full-time employees and four part-time employees. None of our employees is subject to collective bargaining agreements. We believe that our employee relations are good.

Regulation

Holding Company Regulation

Nearly all states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management, or financial condition of the insurers within the system. Under these laws, the respective state insurance departments may examine us at any time, require disclosure of material transactions and require prior notice of or approval for certain transactions. All transactions within a holding company system affecting an insurer must have fair and reasonable terms and are subject to other standards and requirements established by law and regulation.

Change of Control

The insurance holding company laws of nearly all states require advance approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre-notification to the insurance commissioners of a change of control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change of control of American Interstate, Silver Oak Casualty, or American Interstate of Texas, including a change of control of AMERISAFE, would generally require the party acquiring control to obtain the prior approval of the department of insurance in the state in which the insurance company being acquired is incorporated and may require pre-notification in the states where pre-notification provisions have been adopted. Obtaining these approvals may result in the material delay of, or deter, any such transaction.

These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of AMERISAFE, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of AMERISAFE might consider to be desirable.

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. American Interstate and Silver Oak Casualty are primarily subject to regulation and supervision by the Louisiana Department of Insurance and Workers’ Compensation Commission. American Interstate of Texas is primarily subject to regulation and supervision by the Texas Department of Insurance and Workers’ Compensation Commission. These state agencies have broad regulatory, supervisory and administrative powers, including among other things, the power to grant and revoke licenses to transact business, license agencies, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates in some states, periodically examine financial statements, determine the form and content of required financial statements, and periodically examine market conduct.

Detailed annual and quarterly financial statements and other reports are required to be filed with the state insurance departments in all states in which we are licensed to transact business. The financial statements of American Interstate, Silver Oak Casualty, and American Interstate of Texas are subject to periodic examination by the department of insurance in each state in which they are licensed to do business.

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

Insurance agencies are subject to regulation and supervision by the state insurance departments in the states in which they are licensed. Our wholly owned subsidiary, Amerisafe General Agency, Inc., is licensed as in insurance agent in 24 states, as a managing general insurance agency in 2 states, and is domiciled in Louisiana. Amerisafe General Agency is primarily subject to regulation and supervision by the Louisiana Department of Insurance, which regulates the solicitation of insurance and the qualification and licensing of agents and agencies that may desire to conduct business in Louisiana.

State Insurance Department Examinations

We are subject to periodic examinations by state insurance departments in the states in which we operate. The Louisiana Department of Insurance generally examines each of its domiciliary insurance companies on a triennial basis. American Interstate Insurance Company and Silver Oak Casualty, Inc. underwent an examination in the first half of 2006 that covered calendar years 2001 through 2005. American Interstate of Texas was formed in December 2004 and began operations in January 2005. Under Texas insurance law, American Interstate of Texas will be subject to examination each year in its first three years of operations. American Interstate Insurance Company of Texas is currently undergoing an examination covering calendar year 2006.

Guaranty Fund Assessments

In most of the states where we are licensed to transact business, there is a requirement that property and casualty insurers doing business within each such state participate in a guaranty association, which is organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent, or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent, or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

Property and casualty insurance company insolvencies or failures may result in additional security fund assessments to us at some future date. At this time, we are unable to determine the impact, if any, such assessments may have on our financial position or results of operations. We have established liabilities for guaranty fund assessments with respect to insurers that are subject to insolvency proceedings.

Residual Market Programs

Many of the states in which we conduct business or intend to conduct business, require that all licensed insurers participate in a program to provide workers’ compensation insurance to those employers who have not or cannot obtain coverage from a carrier on a negotiated basis. The level of required participation in such programs is generally determined by calculating the volume of our voluntarily business in that state as a percentage of all voluntarily business in that state by all insurers. The resulting factor is the proportion of premium we must accept as a percentage of all of premiums in policies residing in that state’s residual market program.

Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. We utilize both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. In 2007, we had assigned risks in six states: Alabama, Alaska, Georgia, North Carolina, South Carolina, and Virginia. Beginning with policy year 2008, the company will participate in a reinsurance pool for Georgia and South Carolina.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in a specific state. Our recoveries from state-managed trust funds for the years ended December 31, 2007, 2006, and 2005 were $6.1 million, $8.3 million, and $7.6 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2007, 2006, and 2005 was $5.6 million, $3.1 million, and $3.9 million, respectively.

Dividend Limitations

Under Louisiana law, American Interstate and Silver Oak Casualty cannot pay dividends to their shareholders in excess of the lesser of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period without the prior approval of the Louisiana Commissioner of Insurance. However, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. Based on reported capital and surplus at December 31, 2007, this requirement limits American Interstate’s ability to make distributions to AMERISAFE in 2008 to $15.1 million without approval by the Louisiana Department of Insurance. Further, under Texas law, American Interstate of Texas cannot pay dividends to its shareholder in excess of the greater of 10% of statutory surplus, or statutory net income, for the preceding 12-month period without the prior approval of the Texas Commissioner of Insurance.

Federal Law and Regulations

As of December 31, 2007, we derived 3.5% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act, or the USL&H Act, and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.

The USL&H Act, which is administered by the U.S. Department of Labor, generally covers exposures on the navigable waters of the United States and in adjoining waterfront areas, including exposures resulting from stevedoring. The USL&H Act requires employers to provide medical benefits, compensation for lost wages, and rehabilitation services to longshoremen, harbor workers, and other maritime workers who may suffer injury, disability, or death during the course and scope of their employment. The Department of Labor has the authority to require us to make deposits to serve as collateral for losses incurred under the USL&H Act.

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

For information on the Terrorism Risk Act, see “—Reinsurance—Terrorism Reinsurance.”

The National Association of Insurance Commissioners

The NAIC is a group formed by state insurance commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines, which we refer to as the Model Laws, have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws that provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC. The NAIC provides authoritative guidance to insurance regulators on statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures manual. The Louisiana and Texas legislatures have adopted these codified statutory accounting practices.

Under Louisiana law, American Interstate and Silver Oak Casualty are required to maintain minimum capital and surplus of $3.0 million. Under Texas law, American Interstate of Texas is required to maintain minimum capital and surplus of $1.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risk factors related to it. As of December 31, 2007, American Interstate, Silver Oak Casualty, and American Interstate of Texas exceeded the minimum risk-based capital requirements.

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

The 2007 IRIS results for American Interstate and American Interstate Insurance Company of Texas were within expected values. Silver Oak Casualty’s ratio of net change in adjusted policyholders’ surplus was outside the expected range by 4 percentage points. This occurred because of Silver Oak Casualty’s smaller surplus base and the increased net income for the year.

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

Website Information

Our corporate website is located at www.amerisafe.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the Securities and Exchange Commission, or the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics and charters for the standing committees of our board of directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Officers of the Registrant

The table below sets forth information about our executive officers and key employees.

Name	Age	Position
Executive Officers

C. Allen Bradley, Jr.	56	Chairman, President and Chief Executive Officer

Geoffrey R. Banta	58	Executive Vice President and Chief Financial Officer

Craig P. Leach	58	Executive Vice President, Sales and Marketing

David O. Narigon	55	Executive Vice President

Todd Walker	51	Executive Vice President, General Counsel, and Secretary

Key Employees

Allan E. Farr	49	Senior Vice President, Enterprise Risk Management

Kelly R. Goins	42	Senior Vice President, Underwriting Operations

Cynthia P. Harris	54	Senior Vice President, Human Resources/Client Services

Leon J. Lagneaux	56	Senior Vice President, Safety Operations

Henry O. Lestage, IV	47	Senior Vice President, Claims Operations

Edwin R. Longanacre	50	Senior Vice President, Information Technology

G. Janelle Frost	37	Vice President, Controller

Peter T. Lemann	57	Vice President, Treasury and Finance

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

Peter T. Lemann joined our company in December 2007 as Vice President, Treasury and Finance. He has over 30 years of experience in asset management and banking, most recently as a Senior Vice President at Hattier Sanford & Reynoir in New Orleans.

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

There is significant competition in the workers’ compensation insurance industry. We believe that our competition in the hazardous industries we target is fragmented and not dominated by one or more competitors. We compete with other insurance companies, individual self-insured companies, state insurance pools, and self-insurance funds. Many of our existing and potential competitors are significantly larger and possess greater financial, marketing, and management resources than we do. Moreover, a number of these competitors offer other types of insurance in addition to workers’ compensation and can provide insurance nationwide. We compete on the basis of many factors, including coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings, and reputation. If any of our competitors offer premium rates, policy terms, or types of insurance that are more competitive than ours, we could lose market share. No assurance can be given that we will maintain our current competitive position in the markets in which we currently operate or that we will establish a competitive position in new markets into which we may expand.

A decline in the level of business activity of our policyholders, particularly those engaged in the construction, trucking, and logging industries, could negatively affect our earnings and profitability.

In 2007, 69.3% of our gross premiums written were derived from policyholders in the construction, trucking and logging industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in the construction, trucking, and logging industries and upon economic conditions generally.

Economic activity began to decline in the latter part of 2007 and we believe this slowdown in work activity will continue in 2008. We believe these current economic conditions will adversely affect our reported gross premiums written and revenues in 2008.

The workers’ compensation insurance industry is cyclical in nature, which may affect our overall financial performance.

The financial performance of the workers’ compensation insurance industry has historically fluctuated with periods of lower premium rates and excess underwriting capacity resulting from increased competition followed by periods of higher premium rates and reduced underwriting capacity resulting from decreased competition. Although the financial performance of an individual insurance company is dependent on its own specific business characteristics, the profitability of most workers’ compensation insurance companies generally tends to follow this cyclical market pattern. We believe the workers’ compensation industry is currently experiencing increased price competition and excess underwriting capacity. These market conditions are also impacted by lower estimated loss costs adopted by a number of states in which we do business. Additional underwriting capacity has also resulted in increased competition from other insurance carriers expanding the lines or amounts of business they write or seeking to maintain or increase market share. Because this cyclicality is due in large part to the actions of our competitors and general economic factors, we cannot predict the timing or duration of changes in this market cycle. We expect these cyclical patterns will cause our revenues and net income to fluctuate, which may cause the price of our common stock to be more volatile.

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

The revenues and results of operations of insurance companies historically have been subject to significant fluctuations and uncertainties. Our company is no exception, and our profitability can be affected significantly by:

•	rising levels of claims costs, including medical and prescription drug costs, that we cannot anticipate at the time we establish our premium rates;

•	fluctuations in interest rates, inflationary pressures, and other changes in the investment environment that affect returns on our invested assets;

•	changes in the frequency or severity of claims;

•	the financial stability of our reinsurers and changes in the level of reinsurance capacity and our capital capacity;

•	new types of claims and new or changing judicial interpretations relating to the scope of liabilities of insurance companies;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks; and

•	price competition.

If our revenues and results of operations fluctuate as a result of one or more of these factors, the price of our common stock may become more volatile.

Negative developments in the workers’ compensation insurance industry could adversely affect our financial condition and results of operations.

We principally offer workers’ compensation insurance. We have no current plans to focus our efforts on offering other types of insurance. As a result, negative developments in the economic, competitive, or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. Negative developments in the workers’ compensation insurance industry could have a greater effect on us than on more diversified insurance companies that also sell other types of insurance.

If we are unable to obtain reinsurance on favorable terms, our ability to write policies could be adversely affected.

We purchase reinsurance to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Our 2008 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant, subject to applicable deductibles, retentions, and aggregate limits. Our 2008 program calls for us to retain the first $1.0 million of each loss. For losses between $1.0 million and $5.0 million, we are subject to an annual aggregate deductible of $20.0 million before our reinsurers are obligated to reimburse us. The three year aggregate limit for all claims for losses between $1.0 million and $5.0 million is $40.0 million for Part A and $20.0 million for Part B. See “Business—Reinsurance.” The availability, amount, and cost of reinsurance are subject to market conditions and our experience with insured losses. As a result, any material changes in market conditions or our loss experience could adversely affect our financial performance.

If any of our current reinsurers were to terminate participation in our reinsurance treaty program, we could be exposed to an increased risk of loss.

The 2008 reinsurance treaty program’s first casualty excess of loss will terminate on January 1, 2011. The second casualty excess of loss and casualty catastrophe layers terminate on the anniversary date of January 1, 2009. When our reinsurance treaty program is terminated and we enter into a new program, any decrease in the amount of reinsurance at the time we enter into a new program, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could adversely affect our business, financial condition, and results of operations. We currently have 14 reinsurers participating in our reinsurance treaty program, and we believe that this is a sufficient number of reinsurers to provide us with the reinsurance coverage we require. However, because the second layer and catastrophe layers of our reinsurance treaty program will terminate on any January 1, it is possible that one or more of our current reinsurers could terminate participation in our program. Regarding the first casualty excess of loss treaty, it is possible that one or more of our current reinsurers could terminate continued participation in this loss layer. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements. In any of these events, if our reinsurance broker is unable to spread the terminated reinsurance among the remaining reinsurers in the program, it could take a significant amount of time to identify and negotiate agreements with replacement reinsurers. During this time, we would be exposed to an increased risk of loss, the extent of which would depend on the volume of terminated reinsurance.

A downgrade in the A.M. Best rating of one or more of our significant reinsurers could adversely affect our financial condition.

Our financial condition could be adversely affected if the A.M. Best rating of one or more of our significant reinsurers is downgraded. For example, our A.M. Best rating may be downgraded if our amounts recoverable from a reinsurer are significant and the A.M. Best rating of that reinsurer is downgraded. If one of our reinsurers suffers a rating downgrade, we may consider various options to lessen the impact on our financial condition, including commutation, novation, and the use of letters of credit to secure amounts recoverable from reinsurers. However, these options may result in losses to our company, and there can be no assurance that we could implement any of these options.

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

In the past, we have been unable to recover amounts from our reinsurers. In 2001, Reliance Insurance Company, one of our former reinsurers, was placed under regulatory supervision by the Pennsylvania Insurance Department and was subsequently placed into liquidation. As a result, between 2001 and December 31, 2007, we recognized losses related to uncollectible amounts due from Reliance aggregating $21.8 million.

As of December 31, 2007, we had $76.9 million of recoverables from reinsurers. Of this amount, $61.4 million was unsecured. As of December 31, 2007, our largest recoverables from reinsurers included $17.8 million from Odyssey America Reinsurance Company, $9.0 million from St. Paul Fire and Marine Insurance Company and $8.5 million from Clearwater Insurance Company. If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely affected.

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

Our business is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets, and relationships with the independent agencies that sell our insurance.

Our success is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets, and relationships with our independent agencies. Our executive officers are C. Allen Bradley, Jr., Chairman, President and Chief Executive Officer; Geoffrey R. Banta, Executive Vice President and Chief Financial Officer; Craig P. Leach, Executive Vice President, Sales and Marketing; David O. Narigon, Executive Vice President; and Todd Walker, Executive Vice President, General Counsel and Secretary. We have entered into employment agreements with each of our executive officers. The employment agreements with Messrs. Bradley, Banta, and Leach expire in January 2009, unless extended. The employment agreements with

Messrs. Narigon and Walker expire in September 2009, unless extended. Should any of our executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the workers’ compensation insurance industry and the hazardous industries that we target. As a result, our operations may be disrupted and our business may be adversely affected. We do not currently maintain life insurance policies with respect to our executive officers.

If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. As of December 31, 2007, our investment portfolio, including cash and cash equivalents, had a carrying value of $759.1 million. For the year ended December 31, 2007, we had $30.2 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our board of directors. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity, and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

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

In general, the premium rates for our insurance policies are established when coverage is initiated and, therefore, before all of the underlying costs are known. Like other workers’ compensation insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate rates is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting expenses, and to earn a profit. If we fail to accurately assess the risks that we assume, we may fail to charge adequate premium rates to cover our losses and expenses, which could reduce our net income and cause us to become unprofitable. For example, when initiating coverage on a policyholder, we estimate future claims expense based, in part, on prior claims information provided by the policyholder’s previous insurance carriers. If this prior claims information is not accurate, we may underprice our policy by using claims estimates that are too low. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums. In order to set premium rates appropriately, we must:

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

We must also implement our pricing accurately in accordance with our assumptions. Our ability to undertake these efforts successfully, and as a result set premium rates accurately, is subject to a number of risks and uncertainties, principally:

•	insufficient reliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties generally inherent in estimates and assumptions;

•	the complexity inherent in implementing appropriate rating formulae or other pricing methodologies;

•	costs of ongoing medical treatment;

•	uncertainties inherent in accurately estimating retention, investment yields, and the duration of our liability for loss and loss adjustment expenses; and

•	unanticipated court decisions, legislation or regulatory action.

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

We market our insurance in 30 states and the District of Columbia. Although we have expanded our operations into new geographic areas and expect to continue to do so in the future, 41.0% of our gross premiums written for the year ended December 31, 2007 were derived from the five states in which we generated 5.0% or more of our gross premiums written in 2007. No other state accounted for 5.0% or more of gross premiums written in 2007. In the future, we may be exposed to economic and regulatory risks or risks from natural perils that are greater than the risks faced by insurance companies that have a larger percentage of their gross premiums written diversified over a broader geographic area. Unfavorable changes in economic conditions affecting the states in which we write business could adversely affect our financial condition or results of operations. See “Business—Policyholders.” in Item 1 of this report.

If we cannot sustain our relationships with independent agencies, we may be unable to operate profitably.

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2007, independent agencies produced 87.5% of our voluntary in-force premiums. No independent agency accounted for more than 1.5% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

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

We are subject to extensive regulation by the Louisiana Department of Insurance and the insurance regulatory agencies of other states in which we are licensed and, to a lesser extent, federal regulation. State agencies have broad regulatory powers designed primarily to protect policyholders and their employees, and not our shareholders. Regulations vary from state to state, but typically address:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality, and concentration of our investments;

•	restrictions on the terms of the insurance policies we offer;

•	restrictions on the way our premium rates are established and the premium rates we may charge;

•	required reserves for unearned premiums and loss and loss adjustment expenses;

•	standards for appointing general agencies;

•	limitations on transactions with affiliates;

•	restrictions on mergers and acquisitions;

•	restrictions on the ability of our insurance company subsidiaries to pay dividends to AMERISAFE;

•	certain required methods of accounting; and

•	potential assessments for state guaranty funds, second injury funds and other mandatory pooling arrangements.

We may be unable to comply fully with the wide variety of applicable laws and regulations that are continually undergoing revision. In addition, we follow practices based on our interpretations of laws and regulations that we believe are generally followed by our industry. These practices may be different from interpretations of insurance regulatory agencies. As a result, insurance regulatory agencies could preclude us from conducting some or all of our activities or otherwise penalize us. For example, in order to enforce applicable laws and regulations or to protect policyholders, insurance regulatory agencies have relatively broad discretion to impose a variety of sanctions, including examinations, corrective orders, suspension, revocation or denial of licenses, and the takeover of one or more of our insurance subsidiaries. The extensive regulation of our business may increase the cost of our insurance and may limit our ability to obtain premium rate increases or to take other actions to increase our profitability.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social, and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until after we have issued insurance policies that are affected by the changes. As a result, the full extent of our liability under an insurance policy may not be known until many years after the policy is issued. For example, medical costs associated with permanent and partial disabilities may increase more rapidly or be higher than we currently expect. Changes of this nature may expose us to higher claims than we anticipated when we wrote the underlying policy.

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

Our future capital requirements will depend on many factors, including state regulatory requirements, the financial stability of our reinsurers and our ability to write new business and establish premium rates sufficient to cover our estimated claims. We may need to raise additional capital or curtail our growth if the capital of our insurance subsidiaries is insufficient to support future operating requirements and/or cover claims. If we had to raise additional capital, equity or debt financing might not be available to us or might be available only on terms that are not favorable. In the case of equity financings, dilution to our shareholders could result and the securities sold may have rights, preferences and privileges senior to the common stock. In addition, under certain circumstances, the sale of our common stock, or securities convertible or exchangeable into shares of our common stock, at a price per share less than the market value of our common stock may result in an adjustment to the conversion price at which shares of our existing convertible preferred stock may be converted into shares of our common stock. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition, or results of operations could be adversely affected.

AMERISAFE is an insurance holding company and does not have any direct operations.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including American Interstate. AMERISAFE’s primary assets are the capital stock of these operating subsidiaries. The ability of AMERISAFE to pay dividends to our shareholders depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. See “Business—Regulation—Dividend Limitations.” in Item 1of this report. As a result, at times, AMERISAFE may not be able to receive dividends from its insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. Based on reported capital and surplus at December 31, 2007, American Interstate would have been permitted under Louisiana insurance law to pay dividends to AMERISAFE in 2008 in an amount up to $15.1 million without approval by the Louisiana Department of Insurance.

In addition, our ability to pay dividends is subject to restrictions in the articles of incorporation of AMERISAFE that prohibit us from paying dividends on our common stock (other than in additional shares of common stock) without the consent of the holders of two-thirds of the outstanding shares of our convertible preferred stock. Our ability to pay dividends is further restricted by the terms of the revolving credit agreement into which we entered in October, 2007, and under which we would have to obtain the lender’s consent to begin paying dividends. If holders of our convertible preferred stock consent to the payment of a dividend, we must pay a dividend to the holders of our convertible preferred stock on an as-converted to common stock basis equal to the dividend we pay to holders of our common stock. Currently, we do not intend to pay dividends on our common stock.

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

In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to those employers who cannot procure coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we price our insurance to account for obligations we may have under these pooling arrangements, we may not be successful in estimating our liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. At December 31, 2007, we participated in mandatory pooling arrangements in 17 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

Being a public company has increased our expenses and administrative workload.

We completed our initial public offering in November, 2005. As a public company, we must comply with various laws and regulations, including the Sarbanes-Oxley Act of 2002 and related rules of the Securities and Exchange Commission, or the SEC, and requirements of the NASDAQ Global Select Market. We were not required to comply with these laws and requirements as a private company. Complying with these laws and regulations requires the time and attention of our board of directors and management and increases our expenses. Among other things, we must:

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

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2008 reinsurance treaty program affords limited coverage for up to $50 million for losses arising from terrorism, subject to applicable deductibles, retentions and aggregate limits. Notwithstanding the protection provided by reinsurance and the Terrorism Risk Insurance Extension Act of 2007, the risk of severe losses to us from acts of terrorism has not been eliminated because our reinsurance treaty program includes various sub-limits and exclusions limiting our reinsurers’ obligation to cover losses caused by acts of terrorism. Accordingly, events constituting acts of terrorism may not be covered by, or may exceed the capacity of, our reinsurance and could adversely affect our business and financial condition. In addition, the Terrorism Risk Insurance Extension Act of 2007 is set to expire on December 31, 2014. If this law is not extended or replaced by legislation affording a similar level of protection to the insurance industry against insured losses arising out of acts of terrorism, reinsurance for losses arising from terrorism may be unavailable or prohibitively expensive, and we may be further exposed to losses arising from acts of terrorism.

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

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of March 3, 2008, there were 18,822,238 shares of our common stock outstanding and 1,214,770 shares of our common stock are issuable upon the conversion of shares of our outstanding convertible preferred stock. Upon conversion, these shares of common stock will be freely tradable without restriction or further registration under the Securities Act. There are outstanding options exercisable to purchase 1,351,951 shares of our common stock, of which 1,201,951 were granted in November 2005, 100,000 were granted in September 2006 and 50,000 were granted in March 2007. All options vest 20% each year commencing on the first anniversary of the date of grant.

The terms of our convertible preferred stock could adversely affect the value of our common stock.

The conversion price of our convertible preferred stock is currently $20.58 per share and our outstanding convertible preferred stock is presently convertible into 1,214,770 shares of common stock. Subject to certain exceptions, the conversion price of our convertible preferred stock may decrease if we issue additional shares of our common stock for less than the market price of our common stock.

Holders of our convertible preferred stock have the right to cause us to file a registration statement with the SEC to sell the shares of common stock issuable upon conversion of the convertible preferred stock. Sales of shares of common stock issuable upon conversion of our convertible preferred stock could adversely affect the trading price of our common stock.

We may not pay dividends on our common stock (other than in additional shares of common stock) or repurchase shares of our common stock without the consent of the holders of two-thirds of the outstanding shares of our convertible preferred stock. In the case of dividends, if holders of our convertible preferred stock consent to the payment of a dividend by us, we must pay a dividend to the holders of our convertible preferred stock on an as-converted to common stock basis equal to the dividend we pay to holders of our common stock.

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

We own our 45,000 square foot executive offices located in DeRidder, Louisiana. In addition, we lease an additional 28,000 square feet of office space in DeRidder, Louisiana, pursuant to a lease agreement that has been extended for one year to December 31, 2008 at a rental rate of $262,000 for the year. This lease agreement may be extended for one additional one-year period at a rental rate of $267,000 for the year, at our option. We also lease space at other locations for our service and claims representative offices.

Item 3.	Legal Proceedings.

In the ordinary course of our business, we are involved in the adjudication of claims resulting from workplace injuries. We are not involved in any legal or administrative claims that we believe are likely to have a materially adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2007, no matters were submitted to a vote of shareholders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF” and has been traded on the NASDAQ since our initial public offering on November 18, 2005. Prior to that time, there was no public market for our common stock. As of March 3, 2008, there were 28 holders of record of our common stock.

The table below sets forth the reported high and low sales prices of our common stock as quoted on the NASDAQ for the last two fiscal years.

	High	Low
2006
First Quarter	$12.50	$8.36
Second Quarter	$14.35	$10.25
Third Quarter	$13.50	$9.30
Fourth Quarter	$15.82	$9.43
2007
First Quarter	$19.39	$15.27
Second Quarter	$20.45	$17.30
Third Quarter	$21.25	$12.75
Fourth Quarter	$18.14	$14.11

Dividend Policy

We have not paid cash dividends on our common stock in the prior two years. We currently intend to retain any future earnings to finance our operations and growth. As a result, we do not expect to pay any cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual, regulatory or other restrictions on the payment of dividends by our subsidiaries to AMERISAFE, and other factors that our board of directors deem relevant.

AMERISAFE is a holding company and has no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries to pay dividends to us. Our insurance company subsidiaries are regulated insurance companies and therefore are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Business—Regulation—Dividend Limitations.” in Item 1 of this report.

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

The $20 million revolving credit agreement into which Amerisafe entered in October, 2007 contains covenants restricting the company’s ability to pay dividends on its common stock without the lender’s consent. See “Liquidity and Capital Resources.” in Item 7 of this report.

Description of Capital Stock

AMERISAFE is authorized to issue 69,000,000 shares of capital stock, consisting of:

•	3,000,000 shares of preferred stock, par value $0.01 per share, of which:

•	1,500,000 shares are designated as Series A preferred stock, of which 862,924 shares have been canceled and retired and cannot be reissued; and

•	1,500,000 shares are designated as Series B preferred stock;

•	500,000 shares of convertible preferred stock, par value $0.01 per share, of which:

•	300,000 shares are designated as Series C convertible deferred pay preferred stock of which 250,000 shares have been canceled and retired and cannot be reissued; and

•	200,000 shares are designated as Series D non-voting convertible deferred pay preferred stock;

•	500,000 shares of Series E preferred stock, par value $0.01 per share, of which 317,744 shares have been canceled and retired and cannot be reissued;

•	10,000,000 shares of junior preferred stock, par value $0.01 per share;

•	50,000,000 shares of common stock, par value $0.01 per share; and

•	5,000,000 shares of convertible non-voting common stock, par value $0.01 per share.

As of March 3, 2008, the following shares of our capital stock were outstanding:

•	50,000 shares of Series C convertible preferred stock;

•	200,000 shares of Series D convertible preferred stock; and

•	18,822,238 shares of common stock.

As of March 3, 2008, there were no outstanding shares of Series A, Series B or Series E preferred stock, junior preferred stock, or non-voting common stock. Our Series C and Series D convertible preferred stock are collectively referred to in this report as our “convertible preferred stock.”

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

The following tables summarize certain selected financial data that should be read in conjunction with our audited financial statements and accompanying notes thereto for the year ended December 31, 2007 included in this report and “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)
Income Statement Data
Gross premiums written	$327,761	$332,491	$290,891	$264,962	$223,590
Ceded premiums written	(20,215)	(19,950)	(21,541)	(21,951)	(27,600)

Net premiums written	$307,546	$312,541	$269,350	$243,011	$195,990

Net premiums earned	$306,906	$299,303	$256,568	$234,733	$179,847
Net investment income	30,208	25,383	16,882	12,217	10,106
Net realized gains on investments	147	7,389	2,272	1,421	316
Fee and other income	1,058	645	561	589	462

Total revenues	338,319	332,720	276,283	248,960	190,731

Loss and loss adjustment expenses incurred	198,531	199,484	204,056	174,186	129,250
Underwriting and certain other operating costs (1)	26,267	35,024	31,113	28,792	23,062
Commissions	20,352	19,030	16,226	14,160	11,003
Salaries and benefits	18,896	17,234	16,045	15,229	15,037
Interest expense	3,545	3,496	2,844	1,799	203
Policyholder dividends (2)	(367)	6,006	4	1,108	736

Total expenses	267,224	280,274	270,288	235,274	179,291

Income before taxes	71,095	52,446	5,995	13,686	11,440
Income tax expense	20,876	15,088	65	3,129	2,846

Net income	50,219	37,358	5,930	10,557	8,594
Payment-in-kind preferred dividends	—	—	(8,593)	(9,781)	(10,133)

Net income (loss) available to common shareholders	$50,219	$37,358	$(2,663)	$776	$(1,539)

Portion allocable to common shareholders (3)	94.0%	88.6%	100.0%	70.2%	100.0%
Net income (loss) allocable to common shareholders	$47,211	$33,099	$(2,663)	$545	$(1,539)

Diluted earnings per common share equivalent	$2.47	$1.88	$(1.25)	$2.14	$(8.55)
Diluted weighted average of common share equivalents outstanding	19,079,380	17,594,736	2,129,492	255,280	180,125
Selected Insurance Ratios
Current accident year loss ratio (4)	67.8%	67.4%	71.0%	68.5%	70.6%
Prior accident year loss ratio (5)	(3.1)%	(0.8)%	8.5%	5.7%	1.3%

Net loss ratio	64.7%	66.6%	79.5%	74.2%	71.9%
Net underwriting expense ratio (6)	21.3%	23.8%	24.7%	24.8%	27.3%
Net dividend ratio (2) (7)	(0.1)%	2.0%	0.0%	0.5%	0.4%

Net combined ratio (8)	85.9%	92.4%	104.2%	99.5%	99.6%

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$47,329	$26,748	$49,286	$25,421	$49,815
Investments	711,745	638,780	533,618	364,868	257,729
Amounts recoverable from reinsurers	76,915	109,603	122,562	198,977	211,774
Premiums receivable, net	152,150	144,384	123,934	114,141	108,380
Deferred income taxes	26,418	29,466	22,413	15,624	12,713
Deferred policy acquisition costs	18,414	18,486	16,973	12,044	11,820
Deferred charges	3,553	3,548	3,182	3,054	2,987
Total assets	1,061,853	994,146	892,320	754,187	678,608
Reserves for loss and loss adjustment expenses	537,403	519,178	484,485	432,880	377,559
Unearned premiums	138,402	137,761	124,524	111,741	103,462
Insurance-related assessments	42,234	40,886	35,135	29,876	26,133
Debt	36,090	36,090	36,090	36,090	16,310
Redeemable preferred stock (9)	25,000	25,000	50,000	131,916	126,424
Shareholders’ equity (deficit) (10)	208,570	158,784	97,346	(42,862)	(20,652)

(1)	Includes policy acquisition expenses and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.

(2)	In 2007, includes a net $1.3 million reduction of dividends accrued for policyholders in Florida. Florida law requires payment of dividends to Florida policyholders pursuant to a formula based on underwriting results from policies written in Florida in a consecutive three-year period.

(3)	Reflects the participation rights of our convertible preferred stock. See Note 12 to our audited financial statements.

(4)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.

(5)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.

(6)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.

(7)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.

(8)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio, and the net dividend ratio.

(9)	Includes our Series C and Series D convertible preferred stock, each of which is mandatorily redeemable upon the occurrence of certain events that are deemed to be outside our control. In November 2006, 250,000 shares of Series C preferred stock were converted into shares of common stock by the holders in connection with a secondary public offering of common stock. For years prior to 2005, also includes our Series A preferred stock, which was mandatorily redeemable upon the occurrence of certain events that were deemed to be outside our control. In connection with the initial public offering of our common stock in November 2005, all outstanding shares of our Series A preferred stock were redeemed and exchanged for shares of our common stock.

(10)	In 1997, we entered into a recapitalization transaction that resulted in a $164.2 million charge to retained earnings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2008 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

Overview

AMERISAFE is a holding company that markets and underwrites workers’ compensation insurance through its insurance subsidiaries. Workers’ compensation insurance covers statutorily prescribed benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our business strategy is focused on providing this coverage to small to mid-sized employers engaged in hazardous industries, principally construction, trucking and logging. Employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. Hazardous industry employers also tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. We provide proactive safety reviews of employers’ workplaces. These safety reviews are a vital component of our underwriting process and also promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns or aberrations that cause underwriting, safety, or fraud concerns. We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting and safety, claims and audit services, provide us with the opportunity to earn attractive returns for our shareholders.

We actively market our insurance in 30 states and the District of Columbia through independent agencies, as well as through our wholly owned insurance agency subsidiary. We are also licensed in an additional 15 states and the U.S. Virgin Islands.

One of the key financial measures that we use to evaluate our operating performance is return on average equity. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity plus redeemable preferred stock. Our return on average equity was 24.1% in 2007, 22.6% in 2006 and 5.0% in 2005. Our overall financial objective is to produce a return on equity of at least 15% over the long-term while maintaining optimal operating leverage in our insurance subsidiaries that is commensurate with our A.M. Best rating. For 2008, we anticipate producing a return on equity of at least 15% and a combined ratio of 94% or lower. Our combined ratio was 85.9% in 2007, 92.4% in 2006 and 104.2% in 2005.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in many other lines of business. From December 31, 2003 to December 31, 2007, our investment portfolio, including cash and cash equivalents, increased from $307.5 million to $759.1 million and produced net investment income of $30.2 million in 2007, $25.4 million in 2006 and $16.9 million in 2005. In the third quarter of 2005, we received $61.3 million from one of our reinsurers pursuant to a commutation agreement. In the fourth quarter of 2005 we completed our initial public offering, and we retained $53.0 million of the net proceeds from the offering. Of the net proceeds we retained, we contributed $45.0 million to our insurance subsidiaries. The remaining $8.0 million is used, when appropriate, to make additional capital contributions to our insurance company subsidiaries as necessary to supplement our anticipated growth and for general corporate purposes.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to protect us from the impact of large losses. Our reinsurance program for 2008 includes 14 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Our 2008 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions, and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant for the third and fourth layers, subject to applicable deductibles, retentions, and aggregate limits. Our 2008 program calls for us to retain the first $1.0 million of each loss. For losses within the first layer, between $1.0 million and $5.0 million, we are subject to an annual aggregate deductible of $20.0 million before our reinsurers are obligated to reimburse us. The aggregate limit for all claims for losses between $1.0 million and $5.0 million over the first layers’ three-year term has two parts, as fully described in “Business—Reinsurance” in Item 1 of this report. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

We retain a significant amount of losses under our reinsurance programs. Based, in part, on the cost of reinsurance, we have increased our retention level in each of the past five years. In 2002, our retention level was $500,000. In 2003, we increased our retention to $500,000 plus 20% of each loss occurrence between $500,000 and $5.0 million. In 2004, we further increased our retention level to $1.0 million. In addition, for losses between $1.0 million and $2.0 million, we had an annual aggregate deductible of $300,000 and, after we satisfied the deductible, retained 10% of each loss occurrence. For losses between $2.0 million and $5.0 million, we had an annual aggregate deductible of $1.3 million and, after we satisfied the deductible, retained 20% of each loss occurrence. In 2005, we continued to retain the first $1.0 million of each loss occurrence. However, for losses between $1.0 million and $5.0 million, we increased our annual aggregate deductible to $5.6 million and, after we satisfied the deductible, retained 10% of each loss occurrence. In 2006, we retained the first $1.0 million of each loss and were subject to an annual aggregate deductible of $15.4 million for losses between $1.0 million and $2.0 million before our reinsurers were obligated to reimburse us. After the deductible was satisfied, we retained 25.0% of each loss between $1.0 million and $2.0 million. The aggregate limit for all claims for losses between $1.0 million and $2.0 million was $5.4 million. We were subject to an annual aggregate deductible of $7.7 million for losses between $2.0 million and $5.0 million before our reinsurers were obligated to reimburse us. The aggregate limit for all claims for losses between $2.0 million and $5.0 million was $39.0 million. In 2007, we retained the first $2.0 million of each loss and were subject to an annual aggregate deductible of approximately $6.0 million for losses between $2.0 million and $5.0 million before our reinsurers were obligated to reimburse us. The aggregate limit for all claims for losses between $2.0 million and $5.0 million was approximately $51.0 million. As a result of increases in our retention levels and collections from our reinsurers in the normal course of business, our amounts recoverable from reinsurers decreased from $109.6 million at December 31, 2006 to $76.9 million at December 31, 2007.

Our most significant balance sheet liability is our reserve for loss and loss adjustment expenses. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. In addition, there are no policy limits on the liability for workers’ compensation claims as there are for other forms of insurance. Therefore, estimating reserves for workers’ compensation claims may be more uncertain than estimating reserves for other types of insurance claims with shorter or more definite periods between occurrence of the claim and final determination of the loss and with policy limits on liability for claim amounts.

Our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. Severe claims, which we define as claims having an estimated ultimate cost of more than $500,000, usually have a material effect on each accident year’s loss reserves (and our reported results of operations) as a result of both the number of severe claims reported in any year and the timing of claims in the year. As a result of our focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies.

For example, from 2003 through 2007, we received 139 severe claims, or an average of 28 severe claims per year. The number of severe claims reported in any one year in this five-year period ranged from a low of 24 in 2003 and 2006 to a high of 32 in 2005. The average severity of these claims ranged from $848,000 in 2004 to $1.4 million in 2005. On average, over the five-year period, these severe claims by themselves accounted for 10.9 percentage points of our overall loss/DCC ratio.

Further, the ultimate cost of severe claims is more difficult to estimate, principally due to uncertainties as to medical treatment and outcome and the length and degree of disability. Because of these uncertainties, the estimate of the ultimate cost of severe claims can vary significantly as more information becomes available. As a result, at year end, the case reserve for a severe claim reported early in the year may be more accurate than the case reserve established for a severe claim reported late in the year.

A key assumption used by management in establishing loss reserves is that average per claim case incurred loss and loss adjustment expenses will increase year over year. We believe this increase primarily reflects medical and wage inflation. However, changes in per claim case incurred loss and loss adjustment expenses can also be affected by frequency of severe claims in the applicable accident years.

As more fully described in “Business—Loss Reserves” in Item 1 of this report, the estimate for loss and loss adjustment expenses is established based upon management’s analysis of historical data, and factors and trends derived from that data, including claims reported, average claim amount incurred, case development, duration, severity and payment patterns, as well as subjective assumptions. This analysis includes reviews of case reserves for individual open severe claims in the current and prior years. Management reviews the outcomes from actuarial analyses to confirm the reasonableness of its reserve estimate.

Substantial judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of unreported claims, length of time to achieve ultimate settlement of claims, inflation in medical costs and wages, insurance policy coverage interpretations, jury determinations, and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

Our gross reserves for loss and loss adjustment expenses at December 31, 2007, 2006 and 2005 were $537.4 million, $519.2 million, and $484.5 million. As a percentage of gross reserves at year end, IBNR represented 23.8% in 2007, 24.0% in 2006, and 17.3 % in 2005.

In 2007, we decreased our estimates for prior year loss reserves by $9.5 million, which increased net income by $6.2 million. In 2006, we decreased our estimates for prior year loss reserves by $2.2 million, which increased net income by $1.4 million. We increased our estimate for prior year loss reserves by $8.7 million in 2005. We also recorded a $13.2 million loss in connection with a commutation agreement with Converium in 2005. The increased estimate and the commutation decreased our net income by $14.2 million in 2005.

The workers’ compensation insurance industry is cyclical in nature and influenced by many factors, including price competition, medical cost increases, natural and man-made disasters, changes in interest rates, changes in state laws and regulations, and general economic conditions. A hard market cycle in our industry is characterized by decreased competition that results in higher premium rates, more restrictive policy coverage terms, and lower commissions paid to agencies. In contrast, a soft market cycle is characterized by increased competition that results in lower premium rates, expanded policy coverage terms, and higher commissions paid to agencies. We believe that the workers’ compensation insurance industry is in the midst of a soft market cycle. Our strategy in a soft market is to focus on maintaining underwriting profitability, even if this results in premium contraction.

For additional information regarding our loss reserves and the analyses and methodologies used by management to establish these reserves, see the information under the caption “Business—Loss Reserves” in Item 1 of this report.

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

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2007 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2007 and the other half in 2008. On a monthly basis, we also recognize net premium earned from mandatory pooling arrangements.

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

Prior to 2006, we periodically reviewed EBUB premium trends. However, the variability in those trends caused us to conclude that EBUB premium could not be reasonably estimated. As a result, we recorded EBUB premium as gross written premium and earned premium in the period that the premium audit was completed. In 2006, we recorded an estimate for EBUB premium of $5.3 million, or 1.6% of gross premiums written in 2006. At December 31, 2007, our revised estimate for EBUB premium was $9.0 million, a change of $3.7 million or 1.1% of gross premiums written in 2007. On a quarterly basis, we review our estimate of EBUB premiums and record an adjustment to premium, related losses and expenses.

Net Investment Income and Net Realized Gains and Losses on Investments.    We invest our statutory surplus funds and the funds supporting our insurance liabilities in fixed maturity and equity securities. In addition, a portion of these funds are held in cash and cash equivalents to pay current claims. Our net investment income includes interest and dividends earned on our invested assets, and amortization of premiums and discounts on our fixed-maturity securities. We assess the performance of our investment portfolio using a standard tax equivalent yield metric. Investment income that is tax-exempt is increased by our marginal federal tax rate of 35% to express yield on tax-exempt securities on the same basis as taxable securities. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of an other-than-temporary impairment. With the exception of VRDOs, we classify our fixed maturity securities as held-to-maturity and all of our equity securities as available-for-sale. Net unrealized gains or losses on our equity securities are reported separately within accumulated other comprehensive income on our balance sheet.

Fee and Other Income.    We recognize commission income earned on policies issued by other carriers that are sold by our wholly owned insurance agency subsidiary as the related services are performed. We also recognize a small portion of interest income from mandatory pooling arrangements in which we participate.

Our expenses consist primarily of the following:

Loss and Loss Adjustment Expenses Incurred.    Loss and loss adjustment expenses incurred represents our largest expense item and, for any given reporting period, includes estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending, and administering claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and loss adjustment expenses related to estimates of future claim payments based on case-by-case valuations and statistical analyses. We seek to establish all reserves at the most likely ultimate exposure based on our historical claims experience. It is typical for our more serious claims to take several years to settle and we revise our estimates as we receive additional information about the condition of the injured employees. Our ability to estimate loss and loss adjustment expenses accurately at the time of pricing our insurance policies is a critical factor in our profitability.

Underwriting and Certain Other Operating Costs.    Underwriting and certain other operating costs are those expenses that we incur to underwrite and maintain the insurance policies we issue. These expenses include state and local premium taxes and fees and other operating costs, offset by commissions we receive from reinsurers under our reinsurance treaty programs. We pay state and local taxes, licenses and fees, assessments, and contributions to state workers’ compensation security funds based on premiums. In addition, other operating costs include general and administrative expenses, excluding commissions and salaries and benefits, incurred at both the insurance company and corporate level.

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

Income Tax Expense.    We incur federal, state, and local income tax expense.

Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial statements. Management considers some of these policies to be very important to the presentation of our financial results because they require us to make significant estimates and assumptions. These estimates and assumptions affect the reported amounts of our assets, liabilities, revenues and expenses and related disclosures. Some of the estimates result from judgments that can be subjective and complex and, consequently, actual results in future periods might differ from these estimates.

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

Reserves for Loss and Loss Adjustment Expenses.    We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses, which include defense and cost containment (DCC) and adjusting and other (AO) expenses, related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances.

Our reserves for loss and DCC expenses are estimated using case-by-case valuations based on our estimate of the most likely outcome of the claim at that time. In addition to these case reserves, we establish reserves on an aggregate basis that have been incurred but not reported, or IBNR. Our IBNR reserves are also intended to provide for aggregate changes in case incurred amounts as well as the unpaid cost of recently reported claims for which an initial case reserve has not been established. The third component of our reserves for loss and loss adjustment expenses is our AO reserve. Our AO reserve is established for those future claims administration costs that cannot be allocated directly to individual claims. The final component of our reserves for loss and loss adjustment expenses is the reserve for mandatory pooling arrangements.

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 22 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserve. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

On a quarterly basis, we review our reserves for loss and loss adjustment expenses to determine whether adjustments are required. Any resulting adjustments are included in the results for the current period. In establishing our reserves, we do not use loss discounting, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income. Additional information regarding our reserves for loss and loss adjustment expenses and the actuarial method and other factors used in establishing these reserves can be found under the caption “Business—Loss Reserves” in Item 1 of this report.

Amounts Recoverable from Reinsurers.    Amounts recoverable from reinsurers represents the portion of our paid and unpaid loss and loss adjustment expenses that are assumed by reinsurers. These amounts are separately reported on our balance sheet as assets and do not reduce our reserves for loss and loss adjustment expenses because reinsurance does not relieve us of liability to our policyholders. We are required to pay claims even if a reinsurer fails to pay us under the terms of a reinsurance contract. We calculate amounts recoverable from reinsurers based on our estimates of the underlying loss and loss adjustment expenses, as well as the terms and conditions of our reinsurance contracts, which could be subject to interpretation. In addition, we bear credit risk with respect to our reinsurers, which can be significant because some of the unpaid loss and loss adjustment expenses for which we have reinsurance coverage remain outstanding for extended periods of time.

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

Share-Based Compensation.    As of January 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R)—Share-Based Payment. In accordance with SFAS No. 123(R), we are using the “modified prospective” method to record prospectively compensation costs for new and modified stock option awards over the applicable vesting periods.

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Income Statement Data
Gross premiums written	$327,761	$332,491	$290,891
Ceded premiums written	(20,215)	(19,950)	(21,541)

Net premiums written	$307,546	$312,541	$269,350

Net premiums earned	$306,906	$299,303	$256,568
Net investment income	30,208	25,383	16,882
Net realized gains on investments	147	7,389	2,272
Fee and other income	1,058	645	561

Total revenues	338,319	332,720	276,283

Loss and loss adjustment expenses incurred	198,531	199,484	204,056
Underwriting and certain other operating costs (1)	26,267	35,024	31,113
Commissions	20,352	19,030	16,226
Salaries and benefits	18,896	17,234	16,045
Interest expense	3,545	3,496	2,844
Policyholder dividends (2)	(367)	6,006	4

Total expenses	267,224	280,274	270,288

Income before taxes	71,095	52,446	5,995
Income tax expense	20,876	15,088	65

Net income	$50,219	$37,358	$5,930

Selected Insurance Ratios
Current accident year loss ratio (3)	67.8%	67.4%	71.0%
Prior accident year loss ratio (4)	(3.1)%	(0.8)%	8.5%

Net loss ratio	64.7%	66.6%	79.5%

Net underwriting expense ratio (5)	21.3%	23.8%	24.7%
Net dividend ratio (2) (6)	(0.1)%	2.0%	0.0%
Net combined ratio (7)	85.9%	92.4%	104.2%

	As of December 31,
	2007	2006	2005
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$47,329	$26,748	$49,286
Investments	711,745	638,780	533,618
Amounts recoverable from reinsurers	76,915	109,603	122,562
Premiums receivable, net	152,150	144,384	123,934
Deferred income taxes	26,418	29,466	22,413
Deferred policy acquisition costs	18,414	18,486	16,973
Deferred charges	3,553	3,548	3,182
Total assets	1,061,853	994,146	892,320
Reserves for loss and loss adjustment expenses	537,403	519,178	484,485
Unearned premiums	138,402	137,761	124,524
Insurance-related assessments	42,234	40,886	35,135
Debt	36,090	36,090	36,090
Redeemable preferred stock (8)	25,000	25,000	50,000
Shareholders’ equity	208,570	158,784	97,346

(1)	Includes policy acquisition expenses, and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.

(2)	In 2007, includes a net $1.3 million reduction of dividends accrued for policyholders in Florida. Florida law requires payment of dividends to Florida policyholders pursuant to a formula based on underwriting results from policies written in Florida in a consecutive three-year period

(3)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.

(4)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.

(5)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.

(6)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.

(7)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio, and the net dividend ratio.

(8)	Includes our Series C and Series D convertible preferred stock, each of which is mandatorily redeemable upon the occurrence of certain events that are deemed to be outside our control. In November 2006, 250,000 shares of Series C preferred stock were converted into shares of common stock by the holders in connection with a secondary public offering of common stock. In connection with the initial public offering of our common stock in November 2005, all outstanding shares of our Series A preferred stock were redeemed and exchanged for shares of our common stock.

Overview of Operating Results

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Gross Premiums Written.    Gross premiums written in 2007 were $327.8 million, compared to $332.5 million in 2006, a decrease of 1.4%. The decrease was attributable to a $14.3 million decrease in premiums resulting from payroll audits and related premium adjustments, a $1.7 million decrease in direct assigned risk premiums, and a $316,000 decrease in assumed premiums from mandatory pooling arrangements. The decrease in payroll audits and related premium adjustments is a result of a slowing economy and lower loss costs. These decreases were offset by an $11.6 million increase in annual premiums on voluntary policies written during the period.

Net Premiums Written.    Net premiums written in 2007 were $307.5 million, compared to $312.5 million in 2006, a decrease of 1.6%. The decrease was attributable to the decrease in gross premiums written and a $265,000 increase in premiums ceded to reinsurers in 2007. As a percentage of gross premiums written, ceded premiums were 6.2% in 2007, compared to 6.0% in 2006.

Net Premiums Earned.    Net premiums earned in 2007 were $306.9 million, compared to $299.3 million in 2006, an increase of 2.5%. This increase was attributable to the increase in net premiums written in the previous four quarters.

Net Investment Income.    Net investment income in 2007 was $30.2 million, compared to $25.4 million in 2006, an increase of 19.0%. The change was primarily attributable to an increase in our average investment assets, including cash and cash equivalents, from a monthly average of $626.3 million in 2006 to a monthly average of $716.7 million in 2007, an increase of 14.4%. Also contributing to this growth was an increase in the pre-tax accounting yield on our investment portfolio from 4.1% per annum during the period ended December 31, 2006, to 4.2% per annum during the period ended December 31, 2007. The tax-equivalent yield on our investment portfolio was 5.2% per annum for the period ended December 31, 2007, compared to 5.5% for the same period in 2006.

Net Realized Gains on Investments.    Net realized gains on investments in 2007 totaled $147,000, compared to $7.4 million in 2006. Net realized gains in 2007 are primarily from called fixed maturity securities. The net realized gains in 2006 were attributable to actions resulting from a strategic assessment of our investment guidelines as discussed below under “—Investment Portfolio.”

Loss and Loss Adjustment Expenses Incurred.    Loss and loss adjustment expenses incurred were $198.5 million in 2007, compared to $199.5 million in 2006, a decrease of $953,000, or 0.5%. This decrease was due to favorable prior accident year development of $9.5 million in 2007, compared to $2.2 million in 2006. This decrease was offset by higher current accident year loss and loss adjustment expenses incurred resulting from increased net premiums earned in 2007 as compared to 2006. Our net loss ratio was 64.7% in 2007, compared to 66.6% in 2006.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits.    Underwriting and certain other operating costs, commissions and salaries and benefits in 2007 were $65.5 million, compared to $71.3 million in 2006, a decrease of 8.1%. This decrease was due in part to $3.7 million from the commutation of several reinsurance agreements, as discussed below in “Liquidity and Capital Resources.” In addition, insurance-related assessments decreased $1.5 million, professional fees decreased $1.1 million and premium taxes decreased $820,000. Ceding commissions from reinsurers increased $593,000, which acts to reduce underwriting expenses. Offsetting these decreases, salary and benefits increased $1.7 million and commissions increased $1.3 million, due to the increase in gross premiums earned. Our underwriting expense ratio declined from 23.8% in 2006 to 21.3% in 2007.

Interest Expense.    Interest expense was $3.5 million in 2007 and 2006. Our weighted average interest rate increased from 9.1% per annum in 2006 to 9.4% per annum 2007. Our weighted average borrowings for both years were $36.1 million.

Policyholder Dividend Expense.    Policyholder dividend expense in 2007 was a favorable $367,000, compared to $6.0 million in 2006. The expense in 2006 was mainly attributable to $5.2 million of dividends accrued for Florida policyholders pursuant to a statutory formula based on our underwriting results on policies written in Florida over a consecutive three-year period. The favorable expense in 2007 was mainly attributable to an aggregate dividend accrual reduction of $1.3 million for Florida policyholders.

Income Tax Expense.    Income tax expense in 2007 was $20.9 million, compared to $15.1 million in 2006. The increase was primarily attributable to an $18.6 million increase in our pre-tax income, from $52.4 million in 2006 to $71.1 million in 2007. Our effective tax rate in 2007 was 29.4%, compared to 28.8% in 2006.

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

Interest Expense.    Interest expense in 2006 was $3.5 million, compared to $2.8 million in 2005, an increase of 22.9%. This increase was due to an increase in our weighted average interest rate from 7.3% per annum in 2005 to 9.1% per annum in 2006. Our weighted average borrowings for both years were $36.1 million.

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

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income, and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments for claims and operating expenses. We pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities. We presently expect that our projected cash flow from operations will provide us sufficient liquidity to fund future operations, including payment of claims and operating expenses, payment of interest on our subordinated notes and other holding company expenses, for at least the next 18 months.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $148.4 million in 2007, $151.4 million in 2006 and $139.2 million in 2005. In 2005, we also received $61.3 million in a commutation with one of our reinsurers, as described below. Since December 31, 2003, we have funded claim payments from cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio has increased from $307.5 million at December 31, 2003 to $759.1 million at December 31, 2007. We do not presently anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Accordingly, we classify our fixed maturity securities in the held-to-maturity category, with the exception of VRDOs. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and could reduce investment income in future periods.

As discussed above under “—Overview,” we purchase reinsurance to protect us against severe claims and catastrophic events. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2008 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

Net cash provided by operating activities was $100.4 million in 2007, as compared to $81.8 million in 2006 and $142.0 million in 2005. Major components of cash provided by operating activities in 2007 were net premiums collected of $299.1 million and amounts recovered from reinsurers of $33.7 million, offset by claim payments of $181.8 million, federal taxes paid of $19.6 million and operating expenditures of $30.9 million. Major components of cash provided by operating activities in 2006 were net premiums collected of $292.5 million and amounts recovered from reinsurers of $7.9 million, offset by claim payments of $160.2 million, federal taxes paid of $15.2 million and operating expenditures of $43.2 million. Included in these operating expenditures were pre-tax expenses of $1.1 million related to a public offering of common stock by certain of our shareholders. We were obligated to pay these expenses under the terms of a registration rights agreement. Major components of cash provided by operating activities in 2005 were net premiums collected of $260.1 million and amounts recovered from reinsurers of $85.0 million, offset by claim payments of $161.7 million, federal taxes paid of $3.7 million and operating expenditures of $37.7 million. Included in amounts recovered from reinsurers was $61.3 million as the result of a commutation with one of our reinsurers, as discussed below.

Net cash used by investing activities was $80.8 million in 2007, as compared to $104.8 million in 2006 and $171.3 million in 2005. In 2007, major components of net cash used by investing activities included investment purchases of $625.9 million and net purchases of furniture, fixtures and equipment of $1.5 million, offset by proceeds from sales and maturities of investments of $546.5 million. In 2006, major components of net cash used by investing activities included investment purchases of $256.6 million and net purchases of furniture, fixtures and equipment of $1.2 million, offset by proceeds from sales and maturities of investments of $153.0 million. In 2005, major components of net cash used by investing activities included investment purchases of $296.2 million and purchases of furniture, fixtures and equipment of $1.4 million, offset by proceeds from sales and maturities of investments of $126.3 million.

Net cash provided by financing activities was $989,000 in 2007, as compared to $442,000 in 2006 and $53.1 million in 2005. Major components of cash provided by financing activities in 2007 were $810,000 of proceeds from the exercise of stock options and $179,000 of tax benefit from share-based compensation. Major components of cash provided by financing activities in 2006 were $428,000 of proceeds from the exercise of stock options and $14,000 of tax benefit from share-based compensation. Major components of cash provided by financing in 2005 included gross proceeds of $72.0 million from the initial public offering, offset by $8.8 million of underwriting discounts and other costs related to the initial public offering and $10.2 million to redeem shares of Series A and Series E preferred stock.

Interest on the outstanding subordinated notes accrues at a floating rate equal to the three-month LIBOR plus a marginal rate. Our $10.3 million issuance of subordinated notes due 2034 has a marginal rate of 4.1%, and, as of December 31, 2007, had an effective rate of 9.3%. These notes are prepayable at par beginning in January 2009. Our $25.8 million issuance of subordinated notes due 2034 has a marginal rate of 3.8% and, as of December 31, 2007, had an effective rate of 8.7%. These notes are prepayable at par beginning in April 2009.

In November 2006, we completed a public offering of 9,071,576 shares of common stock. All of these shares were offered by existing shareholders. In connection with this public offering, holders of 250,000 shares of our convertible preferred stock converted those shares into 1,214,771 shares of our common stock. We did not receive any of the proceeds from this offering.

In May 2007, we commuted reinsurance agreements with Munich Reinsurance America, Inc. (formerly known as American Reinsurance Company), covering portions of accident years 2002, 2003, and 2004. We received cash of approximately $24.5 million in exchange for releasing Munich Reinsurance America from its reinsurance obligations under the commuted agreements. As a result of these commutations, we recognized $1.7 million of pre-tax income in the second quarter of 2007. At March 31, 2007, the Company’s reinsurance recoverables from Munich Reinsurance America totaled $23.0 million. As of September 30, 2007, we had no remaining reinsurance recoverables from Munich Reinsurance America.

In June 2007, we commuted our First Casualty Excess of Loss Reinsurance Contract with Hannover Ruckversicherungs-Aktiengesellschaft (“Hannover”) and Lloyd’s Underwriters and Companies (“Lloyd’s”)

covering excess of loss layers for the 2006 accident year. As a result of this commutation, we recorded pre-tax income of $1.0 million in the second quarter of 2007. Hannover and Lloyd’s remain obligated to the Company’s insurance subsidiaries under other reinsurance agreements.

In July 2007, we commuted our Second Casualty Excess of Loss Reinsurance Contract with Hannover and Lloyd’s covering excess of loss layers for the 2006 accident year. As a result of this commutation, we recorded pre-tax income of $990,000 in the third quarter of 2007.

In total, we have received $26.5 million in cash from commutations in 2007. The majority of that cash has been invested in tax-exempt fixed maturity securities.

In October 2007, we entered into an agreement providing for a line of credit in the maximum amount of $20.0 million. The agreement expires after three years. Under the agreement, advances may be made either in the form of loans or letters of credit. Loans under the agreement accrue interest at rates based either on the prime rate or LIBOR. Letters of credit issued under the arrangement accrue fees on undrawn amounts as long as the letters are outstanding. We do not pay a facility fee on amounts available under the line of credit unless they are advanced and outstanding. The facility is unsecured and contains covenants requiring that we make periodic reports to the lender, and that restrict our ability to take certain actions without the lender’s prior consent. No amounts were outstanding under the line of credit arrangement at December 31, 2007, and no letters of credit had been issued under it.

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

During 2004, Converium Reinsurance (North America), one of our reinsurers, reported a significant loss, resulting in a downgrade in its A.M. Best rating. Although Converium continued to reimburse us under the terms of our reinsurance agreements, we initiated discussions with Converium to seek to reduce the credit risk associated with the amounts due to us. Effective June 30, 2005, we entered into a commutation agreement with Converium. In the third quarter of 2005, Converium paid us $61.3 million pursuant to this agreement in exchange for a termination and full release of three of our five reinsurance agreements with Converium. Under the commutation agreement, all liabilities reinsured with Converium under these three reinsurance agreements have reverted back to us. We recorded a pre-tax loss of $13.2 million related to this commutation agreement. Converium remains obligated to us under the remaining two agreements. At December 31, 2007, the amount recoverable from Converium under the remaining two reinsurance agreements was $6.1 million. The $61.3 million we received in connection with the commutation with Converium was contributed to our investment portfolio.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including American Interstate, Silver Oak Casualty and American Interstate of Texas. AMERISAFE’s primary assets are the capital stock of these operating subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. See “Business—Regulation—Dividend Limitations” in Item 1of this report. Based on reported capital and surplus at December 31, 2007, American Interstate is permitted under Louisiana insurance law to pay dividends to AMERISAFE in 2008 in an amount up to $15.1 million without approval by the Louisiana Department of Insurance.

Investment Portfolio

The first priority of our investment strategy is capital preservation, with a secondary focus on maximizing after-tax income. We presently expect to maintain sufficient liquidity from funds generated from operations to meet our anticipated insurance obligations and operating and capital expenditure needs, with excess funds invested in accordance with our investment guidelines. Because we have both the ability and positive intent to hold our fixed maturity securities until maturity, we classify these securities as held-to-maturity, with the exception of VRDOs.

In late 2006, we began implementing our revised investment strategy by investing in exchange-traded funds. In 2007, we embarked upon a search for an outside equities manager. We completed our search in the third quarter of 2007 with the appointment of an outside investment manager. In October, we made funds totaling $10 million available to our manager to invest. As of December 31, 2007, those funds were in the process of being invested in small-cap equities.

Also as a result of the strategic investment review, we retained Prudential Investment Management, Inc., or PIM, a registered investment advisory firm and a subsidiary of Prudential Financial, Inc., to manage our portfolio of fixed maturity securities under investment guidelines approved by our board of directors. PIM began managing our fixed maturity securities in November, 2006.

We allocate our portfolio into three categories; cash and cash equivalents, fixed maturity securities and equity securities. Cash and cash equivalents include cash on deposit, pooled short-term money market funds and certificates of deposit. Our fixed maturity securities include VRDO’s, obligations of the U.S. Treasury or U.S. agencies, obligations of states and their subdivisions, long-term certificates of deposit, U.S. Dollar-denominated obligations of the U.S. corporations, U.S. agency-based mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities. Our equity securities include three value-based exchange traded funds, and an actively-managed portfolio, which is managed by an outside investment manager.

Under Louisiana and Texas law, as applicable, each of American Interstate, Silver Oak Casualty and American Interstate of Texas is required to invest only in securities that are either interest-bearing or eligible for dividends, and must limit its investment in the securities of any single issuer to five percent of the insurance company’s assets. As of December 31, 2007, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security. Our investment portfolio, including cash and cash equivalents, had a carrying value of $759.1 million as of December 31, 2007, and is summarized in the table below by type of investment.

	Carrying Value	Percentage of Portfolio
	(In thousands)
Fixed maturity securities:
State and political subdivisions	$406,351	53.5%
U.S. agency-based mortgage-backed securities	99,617	13.1%
Commercial mortgage-backed securities	51,630	6.8%
U.S. Treasury securities and obligations of U.S. Government agencies	47,648	6.3%
Variable rate demand obligations	32,425	4.3%
Corporate bonds	19,808	2.6%
Asset-backed securities	14,637	1.9%

Total fixed maturity securities	672,116	88.5%
Equity securities (1)	39,629	5.2%
Cash and cash equivalents	47,329	6.3%

Total investments, including cash and cash equivalents	$759,074	100.0%

(1)	Equity securities represented 17.0% of shareholders’ equity plus redeemable preferred stock as of December 31, 2007.

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

As of December 31, 2007, there were no other-than-temporary declines in the fair values of the securities held in our investment portfolio.

Contractual Obligations and Commitments

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2007, the present value of these annuities was $70.1 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies which have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 17 to our consolidated financial statements in Item 8 of this report.

We lease equipment and office space under noncancelable operating leases. Future minimum lease payments at December 31, 2007, were as follows:

Year	Future Minimum Lease Payments
(In thousands)
2008	$673
2009	527
2010	30

$1,230

Rental expense was $921,000 in 2007, $1.4 million in 2006 and $924,000 in 2005.

The table below provides information with respect to our long-term debt and contractual commitments as of December 31, 2007.

Contractual Obligations		Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In thousands)
Subordinated notes (1)	$36,090	$—	$—	$—	$36,090
Loss and loss adjustment expenses (2)	537,403	182,717	183,792	77,923	92,971
Loss-based insurance assessments (3)	17,149	5,831	5,865	2,486	2,967
Capital lease obligations	41	41	—	—	—
Operating lease obligations	1,230	673	557	—	—
Purchase obligations	4,172	2,434	1,738	—	—

Total	$596,085	$191,696	$191,952	$80,409	$132,028

(1)	Amounts do not include interest payments associated with these obligations. Interest rates on our subordinated notes are variable and may change on a quarterly basis. See “—Liquidity and Capital Resources” in Item 7 of this report for further discussion of our subordinated notes.

(2)	The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2007 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense process, see “Business—Loss Reserves” in Item 1 of this report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the amounts shown in the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors—Risks Related to Our Business—Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Item 1 of this report for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.

(3)	We are subject to various annual assessments imposed by certain of the states in which we write insurance policies. These assessments are generally based upon the amount of premiums written or losses paid during the applicable year. Assessments based on premiums are generally paid within one year after the calendar year in which the policies are written, while assessments based on losses are generally paid within one year after the loss is paid. When we establish a reserve for loss and loss adjustment expenses for a reported claim, we accrue our obligation to pay any applicable assessments. If settlement of the claim is to be paid out over more than one year, our obligation to pay any related loss-based assessments extends for the same period of time. Because our reserves for loss and loss adjustment expenses are based on estimates, our accruals for loss-based insurance assessments are also based on estimates. Actual payments of loss and loss adjustment expenses may differ, perhaps materially, from our reserves. Accordingly, our actual loss-based insurance assessments may vary, perhaps materially, from our accruals.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk. We currently have no exposure to foreign currency risk.

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

Interest Rate Risk

We had fixed maturity securities with a fair value of $672.5 million and a carrying value of $672.1 million as of December 31, 2007 that are subject to interest rate risk. We are also subject to interest rate risk on our subordinated debt securities, which have quarterly adjustable interest rates based on LIBOR plus a fixed margin. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities and the cost to service our subordinated debt securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2007 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. We classify our fixed maturity securities as held-to-maturity, with the exception of VRDOs, and carry them on our balance sheet at cost or amortized cost, as applicable. Temporary changes in the fair value of our fixed maturity securities that are held-to-maturity, such as those resulting from interest rate fluctuations, do not impact the carrying value of these securities and, therefore, do not affect our shareholders’ equity. However, temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity. We show no changes to carrying values as interest rates change because we sold all of our available-for-sale fixed maturity securities as of January 15, 2008, and all remaining fixed maturity securities are classified as held-to-maturity.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$615,498	$(56,618)	$672,116	$—	—
100 basis point increase	643,750	(28,366)	672,116	—	—
No change	672,462	—	672,116	—	—
100 basis point decrease	701,210	29,094	672,116	—	—
200 basis point decrease	730,392	58,276	672,116	—	—

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and shareholders’ equity. In order to minimize our exposure to equity price risk, we invest primarily in exchange traded funds representing broad, diversified portfolios. In addition, we limit the percentage of equity securities held in our investment portfolio to a range of 20% to 30% of shareholders’ equity, plus redeemable preferred stock. As of December 31, 2007, the equity securities in our investment portfolio had a fair value of $39.6 million, representing 17.0% of shareholders’ equity plus redeemable preferred stock on that date. See “Business—Investments” in Item 1 of this report.

Item 8.	Financial Statements and Supplementary Data.

R eport of Independent Registered Public Accounting Firm

The Board of Directors

AMERISAFE, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also include the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERISAFE, Inc. and Subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMERISAFE, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 6, 2008

A MERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2007	2006
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $640,037 and $609,268 in 2007 and 2006, respectively)	$639,691	$615,114
Fixed maturity securities—available-for-sale, at fair value (cost $32,425 and $0 in 2007 and 2006, respectively)	32,425	—
Equity securities—available-for-sale, at fair value (cost $40,381and $22,157 in 2007 and 2006, respectively)	39,629	23,666

Total investments	711,745	638,780
Cash and cash equivalents	47,329	26,748
Amounts recoverable from reinsurers	76,915	109,603
Premiums receivable, net	152,150	144,384
Deferred income taxes	26,418	29,466
Accrued interest receivable	7,079	5,921
Property and equipment, net	5,407	5,687
Deferred policy acquisition costs	18,414	18,486
Deferred charges	3,553	3,548
Other assets	12,843	11,523

	$1,061,853	$994,146

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$537,403	$519,178
Unearned premiums	138,402	137,761
Reinsurance premiums payable	720	1,378
Amounts held for others	2,972	1,827
Policyholder deposits	41,516	39,141
Insurance-related assessments	42,234	40,886
Federal income tax payable	—	3,631
Accounts payable and other liabilities	28,946	30,470
Subordinated debt securities	36,090	36,090

	828,283	810,362
Redeemable preferred stock:
Series A nonconvertible—$0.01 par value, $100 per share redemption value:
Authorized shares—1,500,000; issued and outstanding shares—none in 2007 and 2006	—	—
Series C convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—300,000; issued and outstanding shares—50,000 in 2007 and 2006	5,000	5,000
Series D convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—200,000; issued and outstanding shares—200,000 in 2007 and 2006	20,000	20,000

	25,000	25,000
Shareholders’ equity:
Preferred stock: Series E nonconvertible—$0.01 par value, $100 per share redemption value:
Authorized—500,000; issued and outstanding shares—none in 2007 and in 2006	—	—
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2007 and 2006; issued and outstanding shares—18,813,040 in 2007 and 18,705,098 in 2006	188	187
Additional paid-in capital	173,589	171,557
Accumulated earnings (deficit)	33,230	(16,988)
Accumulated other comprehensive income	1,563	4,028

	208,570	158,784

	$1,061,853	$994,146

See accompanying notes.

A MERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	Year Ended December 31,
	2007	2006	2005
Revenues
Premiums earned	$306,906	$299,303	$256,568
Net investment income	30,208	25,383	16,882
Net realized gains on investments	147	7,389	2,272
Fee and other income	1,058	645	561

Total revenues	338,319	332,720	276,283

Expenses
Loss and loss adjustment expenses incurred	198,531	199,484	204,056
Underwriting and certain other operating costs	26,267	35,024	31,113
Commissions	20,352	19,030	16,226
Salaries and benefits	18,896	17,234	16,045
Interest expense	3,545	3,496	2,844
Policyholder dividends	(367)	6,006	4

Total expenses	267,224	280,274	270,288

Income before income taxes	71,095	52,446	5,995
Income tax expense	20,876	15,088	65

Net income	50,219	37,358	5,930
Preferred stock dividends	—	—	(8,593)

Net income (loss) available to common shareholders	$50,219	$37,358	$(2,663)

Earnings (loss) per share
Basic	$2.52	$1.88	$(1.25)

Diluted	$2.47	$1.88	$(1.25)

Shares used in computing earnings (loss) per share
Basic	18,767,210	17,579,829	2,129,492

Diluted	19,079,380	17,594,736	2,129,492

See accompanying notes.

A MERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Series E Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2005	17,653	$1,765	299,774	$3	—	$(51,683)	$7,053	$(42,862)
Comprehensive income:
Net income	—	—	—	—	—	5,930	—	5,930
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(741)	(741)
Comprehensive income	—	—	—	—	—	—	—	5,189
Dividends paid in Series A preferred stock	—	—	—	—	—	(4,376)	—	(4,376)
Dividends paid in Series E preferred stock	27,655	2,766	—	—	—	(2,766)	—	—
IPO—Common stock issued	—	—	8,000,000	80	71,920	—	—	72,000
IPO—Common stock issued in exchange for Series A preferred stock	—	—	9,120,948	91	81,997	(837)	—	81,251
Restricted common stock issued stock issued	—	—	3,332	—	—	—	—	—
Share-based compensation	—	—	—	—	53	—	—	53
IPO—Series A preferred stock redeemed	—	—	—	—	—	(52)	—	(52)
IPO—Series E preferred stock redeemed	(45,308)	(4,531)	—	—	—	(562)	—	(5,093)
IPO—Offering costs: Underwriting discount	—	—	—	—	(5,040)	—	—	(5,040)
Other IPO expenses	—	—	—	—	(3,724)	—	—	(3,724)
Balance at December 31, 2005	—	—	17,424,054	174	145,206	(54,346)	6,312	97,346
Comprehensive income:
Net income	—	—	—	—	—	37,358	—	37,358
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(2,284)	(2,284)
Comprehensive income	—	—	—	—	—	—	—	35,074
Common stock issued upon conversion of Series C preferred stock	—	—	1,214,771	12	24,988	—	—	25,000
Common stock issued upon exercise of options	—	—	47,500	1	427	—	—	428
Restricted common stock issued	—	—	18,773	—	168	—	—	168
Share-based compensation	—	—	—	—	754	—	—	754
Tax benefit of share-based compensation	—	—	—	—	14	—	—	14
Balance at December 31, 2006	—	$—	18,705,098	$187	$171,557	$(16,988)	$4,028	$158,784
Comprehensive income:
Net income	—	—	—	—	—	50,219	—	50,219
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(2,465)	(2,465)
Comprehensive income	—	—	—	—	—	—	—	47,754
Common stock issued upon exercise of options	—	—	90,049	1	810	—	—	811
Restricted common stock issued	—	—	17,893	—	269	—	—	269
Share-based compensation	—	—	—	—	774	—	—	774
Tax benefit of share-based compensation	—	—	—	—	179	—	—	179
Balance at December 31, 2007	—	$—	18,813,040	$188	$173,589	$33,230	$1,563	$208,570

See accompanying notes.

A MERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net income	$50,219	$37,358	$5,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,729	1,960	2,159
Net amortization/accretion of investments	2,778	2,272	2,256
Deferred income taxes	4,376	(5,824)	(6,389)
Net realized gains on investments	(147)	(7,389)	(2,272)
(Gain)loss on sale of asset	1	(82)	2
Share-based compensation	1,043	922	53
Changes in operating assets and liabilities:
Premiums receivable	(7,766)	(20,450)	(9,793)
Accrued interest receivable	(1,158)	(1,324)	(1,474)
Deferred policy acquisition costs and deferred charges	67	(1,879)	(5,057)
Other assets	(1,320)	(2,089)	424
Reserve for loss and loss adjustment expenses	18,225	34,693	51,605
Unearned premiums	641	13,237	12,783
Reinsurance balances	32,030	13,643	76,248
Amounts held for others and policyholder deposits	3,225	1,451	4,557
Accounts payable and other liabilities	(3,512)	15,323	11,063

Net cash provided by operating activities	100,431	81,822	142,095

Investing activities
Purchases of investments held-to-maturity	(127,156)	(214,627)	(240,054)
Purchases of investments available-for-sale	(498,766)	(41,972)	(56,115)
Proceeds from maturities of investments held-to-maturity	61,898	61,182	99,953
Proceeds from sales and maturities of investments available-for-sale	484,635	91,859	26,342
Purchases of property and equipment	(1,451)	(1,330)	(1,409)
Proceeds from sales of property and equipment	1	86	3

Net cash used in investing activities	(80,839)	(104,802)	(171,280)

Financing activities
Proceeds from stock option exercise	810	428	—
Tax benefit from share-based payments	179	14	—
Net proceeds from initial public offering	—	—	63,236
Series A preferred stock redemption	—	—	(5,093)
Series E preferred stock redemption	—	—	(5,093)

Net cash provided by financing activities	989	442	53,050

Change in cash and cash equivalents	20,581	(22,538)	23,865
Cash and cash equivalents at beginning of year	26,748	49,286	25,421

Cash and cash equivalents at end of year	$47,329	$26,748	$49,286

Supplemental disclosure of cash flow information
Interest paid	$3,403	$2,655	$2,556

Income taxes paid	$19,629	$18,638	$3,650

Pay-in-kind dividends (non-cash)	$—	$—	$8,593

See accompanying notes.

A MERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

The Company provides workers’ compensation and general liability insurance for companies primarily in special trade groups, including construction, trucking and logging. Assets and revenues of AIIC represent approximately 99% of comparable consolidated amounts of the Company for each of 2007, 2006 and 2005.

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

December 31, 2007

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

Cash and Cash Equivalents

Cash equivalents include pooled short-term money market funds and certificates of deposit with an original maturity of three months or less.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Deferred Policy Acquisition Costs

The direct costs of acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2007, 2006 or 2005.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Prior to 2006, the Company periodically reviewed EBUB premium trends. However, the variability in those trends caused the Company to conclude that EBUB premium could not be reasonably estimated. As a result, the Company recorded EBUB premium as gross written premium and earned premium in the period that the premium audit was completed. In 2006, the Company recorded an estimate for EBUB premium of $5.3 million, or 1.6% of gross premiums written in 2006. At December 31, 2007, the Company’s revised estimate for EBUB premium was $9.0 million, a change of $3.7 million or 1.1% of gross premiums written in 2007. The Company reviews its estimate of EBUB premiums on a quarterly basis and records an adjustment to premium, related losses, and expenses as warranted.

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

Ceding commissions are earned from certain reinsurance companies and are intended to reimburse the Company for policy acquisition costs related to those premiums ceded to the reinsurers. Ceding commission

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

income is recognized over the effective period of the related insurance policies in proportion to premium revenue earned and is reflected as a reduction in underwriting and other operating costs.

Contingent commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. Contingent commission revenue on reinsurance contracts is recognized during the related reinsurance treaty period and is based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations. Contingent commissions recognized reduced underwriting and other operating costs by $3.8 million in 2007 and $66,000 in 2006, and increased underwriting and other costs by $251,000 in 2005.

Fee and Other Income

The Company recognizes income related to commissions earned by AGAI as the related services are performed.

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and other operating costs in the consolidated statements of income. Total advertising expenses incurred were $493,000 in 2007, $447,000 in 2006 and $382,000 in 2005.

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

December 31, 2007

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R) (revised 2004)—Share-Based Payment, which is a revision of FASB Statement No. 123—Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25—Accounting for Stock Issued to Employees, and amends FASB Statement No. 95—Statement of Cash Flows. Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option.

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

In anticipation of the initial public offering of the Company’s common stock, the Company adopted the provisions of Statement No. 123(R) using the modified prospective method, effective January 1, 2005. As all share-based payments previously issued by the Company were fully vested, there was no effect on the Company’s consolidated financial position or results of operations as of the date of adoption. Since adoption, all share-based grants are recognized as compensation expense over the vesting period.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance to reduce the diversity in practice associated with recognition, measurement, presentation and disclosure of uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no effect on the Company’s consolidated financial condition or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 will not have a material effect on the Company’s consolidated financial condition or results of operations; however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain measurements reported in the consolidated statements of income.

In February 2007, the FASB issued Statement No. 159—The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), that provides companies with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option may be applied

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

instrument by instrument, with certain exceptions, is irrevocable unless a new election date occurs, and is applied only to entire instruments and not to portions of instruments. SFAS No.159 is effective for the Company on January 1, 2008 and will not have a significant impact on the Company’s consolidated financial statements.

2.	Investments

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at December 31, 2007 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$47,648	$555	$(23)	$48,180
States and political subdivisions	406,351	3,109	(1,818)	407,642
U.S. agency-based mortgage-backed securities	99,617	609	(706)	99,520
Commercial mortgage-backed securities	51,630	315	(58)	51,887
Asset-backed securities	14,637	—	(1,521)	13,116
Corporate bonds	19,808	72	(188)	19,692

Totals	$639,691	$4,660	$(4,314)	$640,037

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at December 31, 2007 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Variable rate demand obligations	$32,425	$—	$—	$32,425
Equity securities	40,381	618	(1,370)	39,629

Totals	$72,806	$618	$(1,370)	$72,054

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at December 31, 2006 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$78,817	$93	$(921)	$77,989
States and political subdivisions	365,282	996	(3,481)	362,797
Mortgage-backed and asset-backed securities	149,892	193	(2,225)	147,860
Corporate bonds	21,023	12	(513)	20,522
Long-term certificates of deposit	100	—	—	100

Totals	$615,114	$1,294	$(7,140)	$609,268

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at December 31, 2006 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Equity securities	$22,157	$1,509	$—	$23,666

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at December 31, 2007, by contractual maturity, is as follows:

	Cost or Amortized Cost	Fair Value
	(In thousands)
Maturity:
Due in 2008	$54,012	$53,975
In 2009 through 2012	173,451	173,565
In 2013 through 2017	78,562	79,004
After 2017	167,782	168,971
Mortgage-backed and asset-backed securities	165,884	164,522

Totals	$639,691	$640,037

The Company’s fixed maturity securities classified as available-for-sale mature in less than one-year with a cost and fair value of $32,425,000. The actual maturities of the fixed maturity securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2007, there were $25,000 of cash and short-term investments and $19,146,277 of held-to-maturity investments on deposit with regulatory agencies of states in which the Company does business.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2007, 2006 and 2005 is as follows:

	Fixed Maturity Securities Available for Sale	Equity Securities		Other	Total
	(In thousands)
Year ended December 31, 2007
Proceeds from sales	$484,635		$—	$—	$484,635

Gross realized investment gains	$17	$		$—	$17
Gross realized investment losses	(6)		—	—	(6)

Net realized investment gain	11		—	—	11
Other, including losses on calls and redemptions	—		—	136	136

Net realized investment gains (losses)	$11		$—	$136	$147

Year ended December 31, 2006
Proceeds from sales	$2,000		$89,859	$—	$91,859

Gross realized investment gains	$—		$10,601	$—	$10,601
Gross realized investment losses	—		(3,142)	—	(3,142)

Net realized investment gain	—		7,459	—	7,459
Other, including gains on calls and redemptions	(5)		—	(65)	(70)

Net realized investment gains (losses)	$(5)		$7,459	$(65)	$7,389

Year ended December 31, 2005
Proceeds from sales	$—		$26,342	$—	$26,342

Gross realized investment gains	$—		$3,338	$—	$3,338
Gross realized investment losses	—		(1,179)	—	(1,179)

Net realized investment gain	—		2,159	—	2,159
Other, including gains on calls and redemptions	—		—	113	113

Net realized investment gains	$—		$2,159	$113	$2,272

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Gross investment income:
Fixed maturity securities	$27,441	$22,261	$15,515
Equity securities	874	1,522	1,333
Cash and cash equivalents	3,056	2,674	1,031

Total gross investment income	31,371	26,457	17,879
Investment expenses	(1,163)	(1,074)	(997)

Net investment income	$30,208	$25,383	$16,882

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

The following table summarizes the gross unrealized losses on securities that were at a loss for either less than twelve months or twelve months or longer:

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2007:
Fixed maturity securities	$104,866	$(2,011)	$198,763	$(2,303)
Equity securities	22,809	(1,370)	—	—
December 31, 2006:
Fixed maturity securities	$157,606	$(2,011)	$258,177	$(5,129)
Equity securities	—	—	—	—

The Company reviewed all securities with unrealized losses in accordance with the impairment policy described in Note 1. The Company determined that the unrealized losses in the fixed maturity portfolio relate primarily to changes in market interest rates since the date of purchase or the transfer of the investments from the available-for-sale classification to the held-to-maturity classification. The Company expects to recover the amortized cost of these securities since management has the positive intent and ability to hold the securities until they mature. Regarding the equity securities, the Company reviewed all securities with unrealized losses as of December 31, 2007, and concluded that the loss positions were all the result of overall market conditions rather than long-term economic or strategic problems with the applicable companies. As of December 31, 2006, there were no unrealized losses in the Company’s equity portfolio.

3.	Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for doubtful accounts. The components of premiums receivable are shown below:

	December 31,
	2007	2006
	(In thousands)
Premiums receivable	$154,702	$146,894
Allowance for doubtful accounts	(2,552)	(2,510)

Premiums receivable, net	$152,150	$144,384

The following summarizes the activity in the allowance for doubtful accounts:

	December 31,
	2007	2006	2005
	(In thousands)
Balance, beginning of year	$2,510	$2,214	$2,916
Provision for bad debts	1,605	1,839	956
Write-offs	(1,563)	(1,543)	(1,658)

Balance, end of year	$2,552	$2,510	$2,214

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

4.	Deferred Policy Acquisition Costs

The Company incurs certain costs related to acquiring policies. These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2007	2006
	(In thousands)
Agents’ commissions	$12,247	$12,080
Premium taxes	3,143	3,469
Deferred underwriting expenses	3,024	2,937

Total deferred policy acquisition costs	$18,414	$18,486

The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Balance, beginning of year	$18,486	$16,973	$12,044
Policy acquisition costs deferred	40,918	41,939	36,714
Amortization expense during the year	(40,990)	(40,426)	(31,785)

Balance, end of year	$18,414	$18,486	$16,973

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2006
	(In thousands)
Land and office building	$4,492	$4,382
Furniture and equipment	6,005	6,244
Software	7,050	6,943
Automobiles	93	73

	17,640	17,642
Accumulated depreciation	(12,233)	(11,955)

Real estate, furniture and equipment, net	$5,407	$5,687

Furniture and equipment included property held under capital leases of $70,000 at December 31, 2007 and 2006, and software included property held under capital leases of $88,000 and $1,315,000 at December 31, 2007 and 2006, respectively. Accumulated depreciation includes $105,000 and $835,000, respectively, that is related to these properties. The capital lease obligations related to these properties are included in accounts payable and other liabilities.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Future minimum lease payments related to the capital lease obligations are detailed below (in thousands):

2008	$41
Less amount representing interest	(3)

Present value of net minimum lease payments	$38

6.	Reinsurance

The Company cedes certain premiums and losses to various reinsurers under quota share and excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2007, 2006, and 2005 was as follows:

	2007 Premiums		2006 Premiums		2005 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(In thousands)
Gross	$327,761	$327,121	$332,491	$319,253	$290,891	$278,109
Ceded	(20,215)	(20,215)	(19,950)	(19,950)	(21,541)	(21,541)

Net premiums	$307,546	$306,906	$312,541	$299,303	$269,350	$256,568

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2007	2006
	(In thousands)
Unpaid losses recoverable:
Case basis	$58,354	$89,285
Incurred but not reported	16,571	17,525
Paid losses recoverable	1,990	2,793

Total	$76,915	$109,603

Amounts recoverable from reinsurers consists of ceded case reserves, ceded IBNR reserves and paid losses recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2007, there were no paid losses recoverable that were past due.

The Company received reinsurance recoveries of $33,745,000 in 2007, $7,860,000 in 2006, and $85,025,000 in 2005.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

At December 31, 2007, unsecured reinsurance recoverables from reinsurers that exceeded 2.5% of statutory surplus of the Company’s insurance subsidiary are shown below (in thousands). The A.M. Best Company rating for the reinsurer is shown parenthetically.

Odyssey America Reinsurance Corporation (A)	$17,828
St. Paul Fire & Marine Insurance Company (A+)	9,017
Clearwater Insurance Company (A)	8,508
SCOR Reinsurance Company (A–)	6,585
Hannover Ruckversicherungs-Aktiengesellschaft (A)	6,565
Converium Reinsurance (North America) (B+)	6,116
Other reinsurers	22,296

Total reinsurance recoverables	76,915
Letters of credit and funds held	15,528

Total unsecured reinsurance recoverables	$61,387

7.	Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(In thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$19,223	$19,105
Unearned premiums	11,990	11,785
Accrued expenses and other	1,774	1,653
Accrued policyholder dividends	1,990	2,198
Accrued insurance-related assessments	6,002	6,195

Total deferred tax assets	40,979	40,936
Deferred income tax liabilities:
Deferred policy acquisition costs	(7,741)	(7,965)
Deferred charges	(1,093)	(1,087)
Unrealized gain on securities available-for-sale	(841)	(2,169)
Property and equipment and other	(429)	(249)
Salvage and subrogation	(4,457)	—

Total deferred tax liabilities	(14,561)	(11,470)

Net deferred income tax asset	$26,418	$29,466

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Current:
Federal	$16,168	$20,606	$5,928
State	332	306	526

	16,500	20,912	6,454
Deferred:
Federal	4,376	(5,824)	(6,389)

Total	$20,876	$15,088	$65

Income tax expense (benefit) from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Income tax computed at federal statutory tax rate	$24,883	$18,356	$2,098
Tax-exempt interest, net	(4,245)	(3,145)	(2,187)
State income tax	332	306	526
Dividends received deduction	(142)	(236)	(224)
Other	48	(193)	(148)

	$20,876	$15,088	$65

Total income tax expense for the years ended December 31, 2007 and 2006 were allocated as follows:

	December 31,
	2007	2006
	(In thousands)
Income from continuing operations	$20,876	$15,088
Shareholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(179)	(14)

Total	20,697	15,074

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense, which were zero for 2007.

Tax years 2003 through 2007 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

8.	Line of Credit

In October 2007, the Company entered into an agreement providing for a line of credit in the maximum amount of $20 million. The agreement expires after three years. Under the agreement, advances may be made either in the form of loans or letters of credit. Loans under the agreement accrue interest at rates based either on

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

the prime rate or LIBOR. Letters of credit issued under the arrangement accrue fees on undrawn amounts as long as the letters are outstanding. The Company does not pay a facility fee on amounts available under the line of credit unless they are advanced and outstanding. The facility is unsecured and contains covenants requiring that the Company make periodic reports to the lender and restrict the Company’s ability to take certain actions without the lender’s prior consent. No amounts were outstanding under the line of credit arrangement at December 31, 2007, and no letters of credit had been issued under it.

9.	Subordinated Debt Securities

On December 16, 2003, the Company entered into a trust preferred securities transaction pursuant to which it issued $10,310,000 aggregate principal amount of subordinated debt securities due in 2034. To effect the transaction, the Company formed a Delaware statutory trust, Amerisafe Capital Trust I (“ACT I”). ACT I issued $10,000,000 of preferred securities to investors and $310,000 of common securities to the Company. ACT I used the proceeds from these issuances to purchase the subordinated debt securities. The Company pays interest on its ACT I subordinated debt securities quarterly at a rate equal to LIBOR plus 4.10% per annum (9.3% at December 31, 2007). ACT I pays interest on its preferred securities at the same rate. The Company subordinated debt securities and ACT I preferred securities are repayable on or after January 8, 2009. Payments of principal, interest and premium, if any, on the ACT I preferred securities are guaranteed by the Company.

On April 29, 2004, the Company entered into a second trust preferred securities transaction pursuant to which it issued $25,780,000 aggregate principal amount of subordinated debt securities due in 2034. To effect the transaction, the Company formed a Delaware statutory trust, Amerisafe Capital Trust II (“ACT II”). ACT II issued $25,000,000 of preferred securities to investors and $780,000 of common securities to the Company. ACT II used the proceeds from these issuances to purchase the subordinated debt securities. The Company pays interest on its ACT II subordinated debt securities quarterly at a rate equal to LIBOR plus 3.80% per annum (8.7% at December 31, 2007). ACT II pays interest on its preferred securities at the same rate. The Company subordinated debt securities and ACT II preferred securities are repayable on or after April 29, 2009. Payments of principal, interest and premium, if any, on the ACT II preferred securities are guaranteed by the Company.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

10.	Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Reserves for loss and loss adjustment expenses (“LAE”)	$519,178	$484,485	$432,880
Less amounts recoverable from reinsurers on unpaid loss and LAE	106,810	120,232	189,624

Reserves for loss and LAE, net of related amounts recoverable from reinsurers, at beginning of year	412,368	364,253	243,256
Add:
Provision for loss and LAE for claims occurring in the current year, net of reinsurance	208,021	201,711	182,174
Change in estimated loss and LAE for claims occurring in prior years, net of reinsurance	(9,490)	(2,227)	8,673
Loss on Converium commutation	—	—	13,209

Incurred losses during the current year, net of reinsurance	198,531	199,484	204,056
Less loss and LAE payments for claims, net of reinsurance, occurring during:
Current year	43,012	41,002	42,545
Prior years	105,409	110,367	96,620

	148,421	151,369	139,165

Add effect of Converium commutation (1)	—	—	56,106

Reserves for loss and LAE, net of related amounts recoverable from reinsurers, at end of year	462,478	412,368	364,253
Add amounts recoverable from reinsurers on unpaid loss and LAE	74,925	106,810	120,232

Reserves for loss and LAE	$537,403	$519,178	$484,485

(1)	The total payment from Converium was $61.3 million, of which $56.1 million was for ceded reserves and $5.2 million was for paid recoverables as of June 30, 2005.

The Company’s reserves for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, at December 31, 2006 were decreased in 2007 by $9.5 million, and at December 31, 2005 were decreased in 2006 by $2,227,000. At December 31, 2004, the Company’s reserves for loss and loss adjustment expenses were increased in 2005 by $21,882,000. Over 75% of the 2005 prior year development occurred in accident years 1999 through 2002. The unfavorable development was the result of settlements above the established case reserves or upward revisions to the estimated settlements on an individual case basis, totaling $7.9 million, and the commutation with our largest reinsurer, Converium Reinsurance North America (“Converium”), as discussed in the following paragraph. The revisions to the Company’s case reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and then reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years to settle and the

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.

During 2004, Converium was downgraded by A.M Best Company, from A– to B–, as a result of the emergence of significant and previously unrecorded losses. While this downgrade had no immediate impact on the Company’s consolidated financial statements, it caused a decrease in the Company’s A.M. Best Capital Adequacy Ratio due to the increase in the credit risk capital charge sustained against the Converium recoverable. Effective June 30, 2005, the Company entered into a commutation agreement with Converium pursuant to which the Company received cash payments totaling $61,297,000 in exchange for a full termination and release of three of the five reinsurance agreements between Converium and the Company. The commutation agreement provides that all liabilities of the Company reinsured with Converium under these three reinsurance agreements revert back to the Company in exchange for these cash payments. As a result of the termination of the three reinsurance agreements, the Company recognized a pretax loss of $13,209,000 in June 2005. Converium remains obligated to the Company under the remaining two reinsurance agreements. As of December 31, 2007, the amount recoverable from Converium under these two agreements was $6.1 million. Converium continues to reimburse the Company for its portion of reinsured paid losses, and no amounts are past due. In December 2006, Converium was acquired by National Indemnity Company, a subsidiary of Berkshire Hathaway Company, which has an A.M. Best rating of A++. Converium’s rating was upgraded from B– to B+.

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

11.	Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholder’s capital and surplus at December 31, 2007, 2006 and 2005 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2007, were as follows (in thousands):

	2007	2006	2005
Capital and surplus	$241,022	$196,017	$157,740
Net income (loss)	54,620	38,591	(4,208)
Realized investment gains	147	7,389	2,272

Property and casualty insurance companies are subject to certain risk-based capital (“RBC”) requirements specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2007, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirement.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the lesser of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Louisiana Commissioner of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

extent that it has not already been paid out as dividends. AIIC paid $9 million in dividends to the Company in 2007; however, no such dividends were paid to the Company in 2006 or 2005. Based upon the above described calculation, AIIC could pay to the Company dividends of up to $15.1 million in 2008 without seeking regulatory approval.

12.	Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. On November 23, 2005, the Company completed the initial public offering of its common stock with the sale of 8,000,000 shares at $9.00 per share. In connection with the offering, the Company also issued 9,120,948 shares of common stock in exchange for all then-outstanding shares of Series A preferred stock. At December 31, 2007, there were 18,813,040 shares of common stock issued and outstanding.

At December 31, 2007, 1,214,770 shares of common stock were issuable upon conversion of all outstanding shares of Series C and Series D convertible preferred stock, based on the conversion price on that date of $20.58.

Non-Voting Common Stock

The Company is authorized to issue 5,000,000 shares of convertible non-voting common stock, par value $0.01 per share. Shares of non-voting common stock are issuable upon conversion of outstanding shares of the Company’s Series D convertible preferred stock at the option of the holder of the Series D convertible preferred stock. At the option of the holder, each share of non-voting common stock may be converted at any time into one share of common stock. There were no shares of non-voting common stock outstanding at December 31, 2007 and 2006 or issued during the three-year period ended December 31, 2007.

Series A Preferred Stock

The Company is authorized to issue 1,500,000 shares of Series A preferred stock, par value $0.01 per share, of which 862,924 shares have been canceled and retired and cannot be reissued. No shares of Series A preferred stock were outstanding at December 31, 2007 and 2006. The following table summarizes the activity in the Series A preferred stock for the year ended December 31, 2005 (dollars in thousands):

	Shares	Redemption Amount
Balance at January 1, 2005	819,161	$81,916
Series A preferred stock dividends accrued	43,763	4,376
Series A preferred stock dividends redeemed	(50,410)	(5,041)
Series A preferred stock exchanged for common stock	(812,514)	(81,251)

Balance at December 31, 2005	—	—

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

There were no shares of Series A preferred stock outstanding at December 31, 2007 and 2006.

Series B Preferred Stock

The Company is authorized to issue 1,500,000 shares of Series B preferred stock, par value $0.01 per share. There were no shares of Series B preferred stock outstanding at December 31, 2007 and 2006 or issued during the three-year period ended December 31, 2007.

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

The Series C convertible preferred stock is convertible at the option of the holder into shares of common stock at a rate of $100 per share divided by the then-applicable conversion price. The Series D convertible preferred stock is convertible at the option of the holder into shares of non-voting common stock at a rate of $100 per share divided by the then-applicable conversion price. In turn, each share of non-voting common stock is convertible at the option of the holder into one share of common stock. As of December 31, 2007, the conversion price was $20.58 per share and the outstanding shares of Convertible Preferred Stock were convertible into 1,214,770 shares of common stock.

Subject to certain exceptions, the conversion price will be adjusted if the Company issues or sells shares of common stock or non-voting common stock (including options to acquire shares and securities convertible into

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

No shares of Convertible Preferred Stock were issued during the three-year period ended December 31, 2007. On November 21, 2006, 250,000 shares of Series C convertible preferred stock were converted into 1,214,771 shares of common stock. The 250,000 shares of Series C preferred stock exchanged were canceled and retired and cannot be reissued.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

At December 31, 2007, there were 50,000 shares of Series C convertible preferred stock and 200,000 shares of Series D convertible preferred stock issued and outstanding.

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

There were no outstanding shares of Series E preferred stock as of December 31, 2007 and 2006.

Junior Preferred Stock

The Company’s board has the authority, without further action by the shareholders, to issue up to 10,000,000 shares of junior preferred stock, par value $0.01 per share, in one or more series. In addition, the board may fix the rights, preferences and privileges of any series of junior preferred stock it may determine to issue, subject to the rights, preferences and privileges of the Convertible Preferred Stock. There were no shares of junior preferred stock outstanding at December 31, 2007 and 2006 or issued during the three-year period ended December 31, 2007.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Upon the completion of the initial public offering, the Board approved grants of options to officers and employees to purchase an aggregate of 1,548,500 shares of common stock in November 2005. These options have an exercise price equal to the initial public offering price of $9.00 and are subject to pro rata vesting over a five-year period. In September 2006, the Company granted options to purchase an aggregate of 100,000 shares of the Company’s common stock at a per-share exercise price equal to the fair market value of the Company’s common stock on the date of grant. In March 2007, the Company granted options to purchase an aggregate of 50,000 shares of the Company’s common stock at a per-share exercise price equal to the fair market value of the Company’s common stock on the date of grant. At December 31, 2007, 384,807 shares of common stock were available for future awards under the 2005 Incentive Plan.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R)—Share-Based Payment, as of January 1, 2005. At that time, all share-based payments previously issued by the Company were fully vested. In 2005, the Company approved the 2005 Incentive Plan and made the initial awards of stock options under that Plan concurrent with the effective date of the Company’s Registration Statement on November 17, 2005. As of December 31, 2007, the Company had made additional awards of stock options under the 2005 Incentive Plan on September 1, 2006, September 25, 2006 and March 2, 2007. The assumptions used in the Black-Scholes-Merton pricing model for options granted on the above option grant dates were as follows:

	2007	2006	2005
Expected Volatility	27.1%	28.0% – 28.2%	29.3%
Weighted-Average Risk-Free Interest Rate	4.5%	4.5% – 4.7%	4.4%
Weighted-Average Expected Life	6.5 years	6.5 years	6.5 years
Expected Dividend Yield	0.0%	0.0%	0.0%

The following table summarizes information about the stock options outstanding under the 2005 Incentive Plan at December 31, 2005, 2006 and 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2005	—	$—	—
Granted	1,548,500	9.00	—
Exercised	—	—	—
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2005	1,548,500	9.00	9.9

Exercisable at December 31, 2005	—	—	—

Outstanding at January 1, 2006	1,548,500	9.00	9.9
Granted	100,000	10.46	—
Exercised	(47,500)	9.00	—
Canceled, forfeited, or expired	(209,000)	9.00	—

Outstanding at December 31, 2006	1,392,000	9.10	8.9

Exercisable at December 31, 2006	258,400	9.00	8.9

Outstanding at January 1, 2007	1,392,000	9.10	8.9
Granted	50,000	17.65	—
Exercised	(90,049)	9.0	—
Canceled, forfeited, or expired	—	—	—

Outstanding at December 31, 2007	1,351,951	9.43	9.0

Exercisable at December 31, 2007	446,751	9.07	8.9

The weighted-average grant date fair values of options granted during 2007 and 2006 were $6.71 and $4.06, respectively. Cash received from option exercises was $810,000 and $428,000 in 2007 and 2006, respectively. Total tax benefits realized for tax deductions from option exercises was $170,000 and $10,500 in 2007 and 2006, respectively. The total intrinsic value of options exercised during 2007 and 2006 was $791,000 and $200,000, respectively. The fair value of shares vested during 2007 and 2006 was $1,005,000 and $1,093,000,

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

respectively. The aggregate intrinsic value of vested shares outstanding as of December 31, 2007 and 2006 was $2,879,000 and $1,669,000, respectively.

On March 2, 2007, the compensation committee of the Board approved incentive compensation awards to each of the Company’s executive officers for services rendered in 2006. The awards were composed of cash bonuses and grants of restricted common stock. The restricted stock awards were made pursuant to the Company’s 2005 Incentive Plan and vest on the first anniversary of the date of grant. The fair value of the restricted stock at the date of grant was $230,000.

The following table summarizes information about the restricted stock outstanding under the 2005 Incentive Plan at December 31, 2007:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2006	—	$—
Granted	15,946	10.66
Vested	—	—
Forfeited	(3,283)	10.66

Nonvested balance at December 31, 2006	12,663	10.66

Granted	13,030	17.65
Vested	(12,663)	10.66
Forfeited	—

Nonvested balance at December 31, 2007	13,030	17.65

The Company recognized compensation expenses of $973,000 in 2007 and $850,000 in 2006 related to the 2005 Incentive Plan.

2005 Restricted Stock Plan

In connection with its initial public offering, the Company’s shareholders approved the AMERISAFE 2005 Non-Employee Director Restricted Stock Plan (the “2005 Restricted Stock Plan”). The 2005 Restricted Stock Plan is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Restricted stock awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the 2005 Restricted Stock Plan is 50,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2007, 35,695 shares of common stock were available for future awards under the 2005 Restricted Stock Plan.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

As of December 31, 2007, there were 5,943 shares of restricted stock outstanding under the 2005 Restricted Stock Plan, all of which will vest on the date of the annual meeting of shareholders in 2008.

The following table summarizes information about the restricted stock outstanding under the 2005 Restricted Stock Plan at December 31, 2007:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2005	—	$—
Granted	3,332	9.00
Vested	—	—
Forfeited	—	—

Nonvested balance at December 31, 2005	3,332	9.00

Granted	6,110	12.27
Vested	(3,332)	9.00
Forfeited	—	—

Nonvested balance at December 31, 2006	6,110	12.27

Granted	6,085	17.66
Vested	(5,030)	12.42
Forfeited	(1,222)	12.27

Nonvested balance at December 31, 2007	5,943	17.66

The Company recognized compensation expense of $70,000 in 2007 and $72,000 in 2006 related to the 2005 Restricted Stock Plan. Total tax benefits realized for tax deductions from vesting of restricted stock was $9,000 in 2007 and $4,000 in 2006.

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

December 31, 2007

The non-employee Director stock options, granted when a Director became a Board member, were exercisable in increments of one-third of the total grant on each anniversary of the grant date and became fully exercisable three years after the grant date. The non-employee Director options awarded at the re- election of the Director became fully exercisable at the award date.

A summary of the Company’s 1998 Plan as of December 31, 2005 and 2004, and changes during each of the years then ended is as follows:

	2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at the beginning of the year	20,098	$215.28	20,140	$216.72
Granted	167	360.00	167	360.00
Exercised	—	—	—	—
Canceled, forfeited, or expired	(20,265)	216.72	(209)	360.00

Outstanding at the end of the year	—	—	20,098	215.28

Exercisable at the end of the year	—	—	20,098	215.28

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

The calculation of basic and diluted EPS for the years ended December 31, 2007, 2006 and 2005 are presented below.

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Basic EPS:
Net income	$50,219	$37,358	$5,930
Preferred stock dividends	—	—	(8,593)

Income (loss) available to common shareholders	$50,219	$37,358	$(2,663)

Amount allocable to common shareholders	94.0%	88.6%	100%
Income (loss) allocable to common shareholders	$47,211	$33,099	$(2,663)

Weighted-average common shares outstanding	18,767	17,580	2,129

Basic earnings (loss) per share	$2.52	$1.88	$(1.25)

Diluted EPS:
Income (loss) allocable to common shareholders	$47,211	$33,099	$(2,663)
Dividends on participating securities	—	—	—

Income (loss) allocable to common shareholders after assumed conversions	$47,211	$33,099	$(2,663)

Weighted average common shares outstanding	18,767	17,580	2,129
Diluted effect:
Stock options	295	—	—
Restricted stock	17	15	—
Warrants	—	—	—
Conversion of participating securities	—	—	—

Weighted average diluted shares outstanding	19,079	17,595	2,129

Diluted earnings (loss) per share	$2.47	$1.88	$(1.25)

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

	Years Ended
	2007	2006	2005
Numerator:
Basic weighted average common shares	18,767,210	17,579,829	2,129,492
Add: Other common shares eligible for common dividends:
Weighted average restricted shares (including tax benefit component)	312,170	14,907	—

Weighted average participating common shares	19,079,380	17,594,736	2,129,492

Denominator:
Weighted average participating common shares	19,079,380	17,594,736	2,129,492
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	242,953	1,301,301	—	(1)
Weighted average common shares issuable upon conversion of Series D preferred shares	971,817	971,817	—	(1)

Weighted average participating shares	20,294,150	19,867,854	2,129,492

(1)	Not applicable as impact is antidilutive.

Portion allocable to common shareholders for 2007 was 94.0%, or 19,079,380 divided by 20,294,150. Portion allocable to common shareholders for 2006 was 88.6%, or 17,594,736 divided by 19,867,854. Portion allocable to common shareholders for 2005 was 100%.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

15.	Other Comprehensive Income

	Pre-Tax Amount	Tax Expense	Net-of-Tax Amount
	(In thousands)
December 31, 2007
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(2,686)	$(940)	$(1,746)
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(1,532)	(536)	(996)
Less reclassification adjustment for losses realized in net income	425	148	277

Net unrealized loss	(3,793)	(1,328)	(2,465)

Other comprehensive income	$(3,793)	$(1,328)	$(2,465)

December 31, 2006
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$1,983	$694	$1,289
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(1,637)	(573)	(1,064)
Less reclassification adjustment for losses realized in net income	(3,860)	(1,351)	(2,509)

Net unrealized loss	(3,514)	(1,230)	(2,284)

Other comprehensive income	$(3,514)	$(1,230)	$(2,284)

December 31, 2005
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$3,057	$1,070	$1,987
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(1,969)	(689)	(1,280)
Less reclassification adjustment for losses realized in net income	(2,228)	(780)	(1,448)

Net unrealized loss	(1,140)	(399)	(741)

Other comprehensive income	$(1,140)	$(399)	$(741)

16.	Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches up to 2% of employee compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Contributions to this plan were $296,000 in 2007, $275,000 in 2006, and $294,000 in 2005.

17.	Commitments and Contingencies

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

December 31, 2007

The Company provides workers’ compensation insurance in several states that maintain second-injury funds. Incurred losses on qualifying claims that exceed certain amounts may be recovered from these state funds. There is no assurance that the applicable states will continue to provide funding under these programs.

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes (in thousands) the fair value of the annuities at December 31, 2007, that the Company has purchased to satisfy its obligations. The A.M. Best Company rating is shown parenthetically.

Life Insurance Company	Statement Value of Annuities Exceeding 1% of Statutory Surplus
American General Life Insurance (A++)	$21,377
New York Life Insurance Company (A++)	6,987
Pacific Life and Annuity Company (A++)	6,075
Genworth Life Insurance Company (A+)	5,897
Aviva Life Insurance Company (A+)	4,789
Metropolitan Life Insurance Company (A+)	4,328
Liberty Life Assurance Company of Boston (A)	3,882
Monumental Life Insurance Company (A+)	3,428
John Hancock Life Insurance Company (A++)	2,806
Transamerica Life Insurance and Annuity (A+)	2,446
Other	8,077

$70,092

Substantially all of the annuities are issued or guaranteed by life insurance companies which have an A.M. Best rating of “A” (Excellent) or better.

The Company leases equipment and office space under noncancelable operating leases. At December 31, 2007, future minimum lease payments are as follows (in thousands):

2008	$673
2009	527
2010	30

$1,230

Rental expense was $921,000 in 2007, $1.4 million in 2006, and $924,000 in 2005.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

18.	Concentration of Operations

The Company derives its revenues primarily from its operations in the workers’ compensation insurance line of business. Total net premiums earned for the different lines of business are shown below:

	2007		2006		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Workers’ compensation	$305,366	99.5%	$297,227	99.3%	$254,117	99.0%
General liability	1,540	0.5%	2,075	0.7%	2,451	1.0%

Total net premiums earned	$306,906	100.0%	$299,303	100.0%	$256,568	100.0%

Net premiums earned in each of the prior three years for the top ten states in 2007 and all others are shown below:

	2007		2006		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Louisiana	$31,756	10.3%	$26,120	8.7%	$23,441	9.1%
Georgia	29,393	9.6	28,800	9.6	26,198	10.2
North Carolina	28,304	9.2	19,442	6.5	16,861	6.6
Virginia	18,502	6.0	17,643	5.9	12,935	5.0
Florida	15,750	5.1	20,281	6.8	13,671	5.3
South Carolina	14,292	4.7	14,122	4.7	12,440	4.8
Texas	14,260	4.6	16,562	5.5	15,159	5.9
Mississippi	13,905	4.5	12,313	4.1	8,937	3.5
Oklahoma	13,615	4.5	12,993	4.3	9,801	3.8
Tennessee	12,213	4.0	12,848	4.3	10,616	4.1
Arkansas	9,545	3.1	11,343	3.8	10,530	4.1
Alabama	6,887	2.3	8,196	2.7	7,039	2.7

All others	98,484	32.1	98,640	33.1	88,940	34.9

Total net premiums earned	$306,906	100.0%	$299,303	100.0%	$256,568	100.0%

19.	Fair Values of Financial Instruments

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Fixed maturity securities	$672,116	$672,462	$615,114	$609,268
Equity securities	40,381	39,629	23,666	23,666
Cash and cash equivalents	47,329	47,329	26,748	26,748
Liabilities:
Subordinated debt securities:
ACT I	10,310	10,310	10,310	10,310
ACT II	25,780	25,780	25,780	25,780

20.	Quarterly Financial Data (Unaudited)

The following table represents unaudited quarterly financial data for the years ended December 31, 2007 and 2006.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2007
Premiums earned	$75,881	$77,106	$79,637	$74,282
Net investment income	6,925	7,433	7,924	7,926
Net realized gains on investments	—	36	91	20
Total revenues	82,945	84,713	88,293	82,368
Income before income taxes	11,885	15,629	16,347	27,234
Net income	8,418	11,362	11,819	18,620
Net income allocable to common shareholders	7,913	10,683	11,112	17,505
Earnings per share:
Basic	0.42	0.57	0.59	0.93
Diluted	0.42	0.56	0.58	0.92
Comprehensive income	8,216	11,740	11,552	16,246

2006
Premiums earned	$67,874	$72,107	$74,991	$84,331
Net investment income	5,973	5,843	6,316	7,251
Net realized gains on investments	1,154	1,081	346	4,808
Total revenues	75,158	79,229	81,848	96,485
Income before income taxes	9,873	9,735	10,757	22,081
Net income	7,236	7,818	8,265	14,039
Net income allocable to common shareholders	6,351	6,862	7,257	12,761
Earnings per share:
Basic	0.36	0.39	0.42	0.71
Diluted	0.36	0.39	0.42	0.70
Comprehensive income	8,698	6,005	8,963	11,408

S chedule II.    Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)
Assets
Investments:
Equity securities—available-for-sale, at fair value	$1,090	$1,090
Investment in subsidiaries	254,647	215,217

Total investments	255,737	216,307
Cash and cash equivalents	11,731	11,293
Deferred income taxes	433	199
Notes receivable from subsidiaries	560	—
Property and equipment, net	2,341	2,558
Other assets	838	1,039

	$271,640	$231,396

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Accounts payable and other liabilities	$1,980	$1,498
Note payable to subsidiaries	—	10,024
Subordinated debt securities	36,090	36,090

Total liabilities	38,070	47,612
Redeemable preferred stock:
Series A nonconvertible—$0.01 par value, $100 per share redemption value:
Authorized shares—1,500,000; issued and outstanding shares—none in 2007 and 2006	—	—
Series C convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—300,000; issued and outstanding shares—50,000 in 2007 and 2006	5,000	5,000
Series D convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—200,000; issued and outstanding shares—200,000 in 2007 and 2006	20,000	20,000

	25,000	25,000
Shareholders’ equity	208,570	158,784

	$271,640	$231,396

Schedule II.    Condensed Financial Information of Registrant—(Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenues
Net investment income	$1,028	$1,300	$990
Fee and other income	8,318	8,268	5,813

Total revenues	9,346	9,568	6,803

Expenses
Other operating costs	5,789	7,217	3,567
Interest expense	3,815	3,971	3,160

Total expenses	9,604	11,188	6,727

Income (loss) before income taxes and equity in earnings of subsidiaries	(258)	(1,620)	76
Income tax expense (benefit)	(82)	95	302

Income (loss) before equity in earnings of subsidiaries	(176)	(1,715)	(226)
Equity in net income of subsidiaries	50,395	39,073	6,156

Net income	$50,219	$37,358	$5,930

Schedule II.    Condensed Financial Information of Registrant—(Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$(7,712)	$1,030	$412

Investing activities
Purchases of investments	—	—	—
Purchases of property and equipment	(1,339)	(1,328)	(1,379)
Capital contributions from (to) subsidiary	8,500	—	(45,000)

Net cash provided by (used in) investing activities	7,161	(1,328)	(46,379)

Financing activities
Proceeds from stock option exercise	810	428	—
Tax benefit from share-based payments	179	14	—
Net proceeds from initial public offering	—	—	63,236
Series A preferred stock redemption	—	—	(5,093)
Series E preferred stock redemption	—	—	(5,093)

Net cash provided by (used in) financing activities	989	442	53,050

Change in cash and cash equivalents	438	144	7,083
Cash and cash equivalents at beginning of year	11,293	11,149	4,066

Cash and cash equivalents at end of year	$11,731	$11,293	$11,149

S chedule VI.    Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Cost	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Earned Premium	Net Investment Income	Loss and LAE related to Current Period	Loss and LAE related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses		Net Premiums Written
	(In thousands)
2007	$18,414	$537,403	$138,402	$306,906	$30,208	$208,021	$(9,490)	$(40,990)	$148,421		$307,546
2006	18,486	519,178	137,761	299,303	25,383	201,711	(2,227)	(40,426)	151,369		312,541
2005	16,973	484,485	124,524	256,568	16,882	182,174	8,673 (1)	(31,785)	139,165	(1)	269,350

(1)	In June 2005, we commuted three reinsurance agreements with Converium Reinsurance North America (“Converium”). The incurred loss of $13.2 million and cash received from Converium for ceded reserves of $56.1 million are not reflected in these amounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that internal control over financial reporting was effective as of December 31, 2007.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors

AMERISAFE, Inc. and Subsidiaries

We have audited AMERISAFE, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMERISAFE, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on AMERISAFE, Inc. and Subsidiaries internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, AMERISAFE, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of AMERISAFE, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 6, 2008

Item 9B.	Other Information.

Employment Agreements

Effective March 1, 2008 we executed new employment agreements with our chairman, president, and chief executive officer C. Allen Bradley, Jr. and our four executive vice presidents, Geoffrey R. Banta, Craig P. Leach, David O. Narigon, and Todd Walker. The new agreements replaced and superseded employment agreements that were already in place between the company and each of those officers. Each of the new employment agreements expires on March 1, 2011, unless extended. The term of each agreement is automatically extended for additional consecutive one-year periods unless either party provides notice not to extend the term at least 30 days prior to the applicable expiration date. The agreements provide for an annual base salary of not less than $425,000 for Mr. Bradley, $255,000 for Mr. Banta, $235,000 for Mr. Leach, $210,000 for Mr. Narigon, and $200,000 for Mr. Walker. The officers are also entitled to receive annual incentive bonus awards under our 2008 Management Annual Incentive Compensation Plan or any subsequent annual incentive bonus plan that we may adopt.

Under the contracts, if we terminate the employment of one of our executive officers without cause, the terminated executive officer will be entitled to receive his base salary and monthly payments of one-twelfth of the average of his most recent three annual performance bonuses (or the average of all bonuses received if less than three) for a period of 12 months (18 months for Mr. Bradley), to be paid in regular installments. In addition, we have agreed to pay the terminated executive officer the actual cost of continuing health coverage premiums for a period of 12 months (18 months for Mr. Bradley) after the date of his termination.

An executive officer is deemed to have been terminated without cause if:

•	We elect not to extend the terms of his employment agreement or he is terminated by us for any reason other than:

-	death or disability;

-	indictment or arrest for, plea of no contest to, or conviction of a felony;

-	misconduct that is material detrimental to the Company;

-	actions the executive officer reasonably knew would material harm the company;

-	breach of fiduciary duty to or engaging in a prohibited conflict of interest with the company;

-	failure to comply with reasonable and lawful instructions of our board of directors (or, in the case of the executive vice presidents, reasonable and lawful instructions of our president); or

-	gross negligence or willful disregard in the performance of his duties;

or

•	the executive terminates his employment with us following:

-	a material reduction in his authority or responsibility;

-	a material reduction in base salary, other than as part of a program approved by the board of directors and applying substantially equally to all senior executives;

-	relocation of the executive’s principal place of work without his consent with the effect of materially increasing his commute; or

-	a material breach of the employment agreement by us.

Each of our executive officers has agreed during the term of his employment by us not to engage in any business competitive with us or solicit our employees, agents, or policyholders without our prior written consent. If one of our executive officers is terminated by us without cause, the prohibition on engaging in competitive activities or soliciting our employees, agents, or policy holders extends for a period of 12 months (18 months for

Mr. Bradley) after the date of termination. If an executive officer is terminated by us for cause, the executive officer terminates his employment other than for one of the reasons specified above, or if an executive officer elects not to renew the term of his employment agreement, we have the option to extend the restriction on engaging in competitive or solicitation activities for a period of 12 months (18 months for Mr. Bradley) after the date of termination or non-renewal by (a) delivering a written notice to the executive officer within 180 days after his termination or non-renewal, and (b) paying his base salary, monthly payments of one-twelfth of the average of his most recent three annual performance bonuses (or the average of all bonuses received if less than three), and the actual cost of his continuing health coverage premiums for a period of 12 months (18 months for Mr. Bradley) after the date of his termination or non-renewal.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers and key employees is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2008 Annual Meeting of Shareholders. We plan to file such Proxy Statement within 120 days after December 31, 2007, the end of our fiscal year.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2008 Annual Meeting of Shareholders.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2008 Annual Meeting of Shareholders.

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

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2008 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

Exhibits:
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

3.2	Amended and Restated Bylaws of the Company

10.1*	Employment Agreement, dated March 1, 2008 by and between the Company and C. Allen Bradley, Jr.

10.2*	Employment Agreement, dated March 1, 2008 by and between the Company and Geoffrey R. Banta.

10.3*	Employment Agreement, dated March 1, 2008, by and between the Company and Craig P. Leach.

10.4*	Employment Agreement, dated March 1, 2008, by and between the Company and David O. Narigon.

10.5*	Employment Agreement, effective March 1, 2008, by and between the Company and Todd Walker.

10.6*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.7*	Form of Incentive Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.8*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.9*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 15, 2006)

10.10*	AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

Exhibits:
10.11*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.12*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.13	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.14	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.15	Workers’ Compensation Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.16	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.17	Workers’ Compensation Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.18	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.19	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.20	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.21	First and Second Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.22	Third Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.23	Commutation and Release Agreement, effective as of June 30, 2005, between the Company and Converium Reinsurance (North America) Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement of Form S-1 (File No. 333-127133), filed August 3, 2005)

10.24	Services Agreement, effective as of March 31, 2005, by and between Concentra Integrated Services, Inc. and Amerisafe Risk Services, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, Amendment No. 1 (File No. 333-127133), filed September 9, 2005)

Exhibits:
10.25	Agreement, effective as of March 31, 2005, by and between Amerisafe Risk Services, Inc. and MedRisk, Inc. and its affiliates and subsidiaries (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, Amendment No. 1 (File No. 333-127133), filed September 9, 2005)

10.26	Lease Agreement, effective as of January 1, 2005, by and between The Phoenix Hat Company, LLC and the Company (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, Amendment No. 1 (File No. 333-127133), filed September 9, 2005)

10.27	Amended and Restated Registration Rights Agreement, dated March 18, 1998, by and among the Company and the shareholders of the Company named therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.28	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.29	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.30	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.31*	AMERISAFE, Inc. 2008 Management Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 29, 2008).

10.32	Global Commutation and Release Agreement dated May 16, 2007 between and among Amerisafe, Inc.; American Interstate Insurance Company, American Interstate Insurance Company of Texas, and SilverOak Casualty, Inc. and Munich Reinsurance America, Inc.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Geoffrey R. Banta filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and Geoffrey R. Banta filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2008.

AMERISAFE, INC.

By:	/s/ C. Allen Bradley, Jr.
C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2008.

/s/ C. Allen Bradley, Jr. C. Allen Bradley, Jr.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Geoffrey R. Banta Geoffrey R. Banta	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Thomas W. Hallagan	Director

* Jared A. Morris	Director

* Millard E. Morris	Director

* Daniel Phillips	Director

* Randall Roach	Director

* Sean M. Traynor	Director

* Austin P. Young, III	Director

Todd Walker, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 6th day of March 2008, pursuant to powers of attorney executed on behalf of such director and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ Todd Walker
Todd Walker, Attorney-in-Fact

EXHIBIT INDEX

Exhibits:
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

3.2	Amended and Restated Bylaws of the Company

10.1*	Employment Agreement, dated March 1, 2008, by and between the Company and C. Allen Bradley, Jr.

10.2*	Employment Agreement, dated March 1, 2008, by and between the Company and Geoffrey R. Banta.

10.3*	Employment Agreement, dated March 1, 2008, by and between the Company and Craig P. Leach.

10.4*	Employment Agreement, dated March 1, 2008, by and between the Company and David O. Narigon.

10.5*	Employment Agreement, effective March 1, 2008, by and between the Company and Todd Walker.

10.6*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.7*	Form of Incentive Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.8*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.9*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 15, 2006)

10.10*	AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.11*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.12*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.13	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.14	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

Exhibits:
10.15	Workers’ Compensation Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.16	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.17	Workers’ Compensation Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.18	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.19	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.20	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.21	First and Second Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.22	Third Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.23	Commutation and Release Agreement, effective as of June 30, 2005, between the Company and Converium Reinsurance (North America) Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement of Form S-1 (File No. 333-127133), filed August 3, 2005)

10.24	Services Agreement, effective as of March 31, 2005, by and between Concentra Integrated Services, Inc. and Amerisafe Risk Services, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, Amendment No. 1 (File No. 333-127133), filed September 9, 2005)

10.25	Agreement, effective as of March 31, 2005, by and between Amerisafe Risk Services, Inc. and MedRisk, Inc. and its affiliates and subsidiaries (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, Amendment No. 1 (File No. 333-127133), filed September 9, 2005)

10.26	Lease Agreement, effective as of January 1, 2005, by and between The Phoenix Hat Company, LLC and the Company (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, Amendment No. 1 (File No. 333-127133), filed September 9, 2005)

10.27	Amended and Restated Registration Rights Agreement, dated March 18, 1998, by and among the Company and the shareholders of the Company named therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

Exhibits:
10.28	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.29	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.30	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.31*	AMERISAFE, Inc. 2008 Management Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 29, 2008).

10.32	Global Commutation and Release Agreement dated May 16, 2007 between and among Amerisafe, Inc.; American Interstate Insurance Company, American Interstate Insurance Company of Texas, and SilverOak Casualty, Inc. and Munich Reinsurance America, Inc.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Geoffrey R. Banta filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and Geoffrey R. Banta filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement