Form 10-Q
period 2008-03-31
AMERISAFE INC
filed 2008-05-06
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

As of May 1, 2008, there were 18,822,238 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including under the caption “Risk Factors” in Item 1A, “Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended December 31, 2007. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $658,285 and $640,037 in 2008 and 2007, respectively)	$659,976	$639,691
Fixed maturity securities—available-for-sale, at fair value (cost $0 and $32,425 in 2008 and 2007, respectively)	—	32,425
Equity securities—available-for-sale, at fair value (cost $40,728 and $40,381 in 2008 and 2007, respectively)	36,322	39,629

Total investments	696,298	711,745
Cash and cash equivalents	77,595	47,329
Amounts recoverable from reinsurers	72,628	76,915
Premiums receivable, net	160,138	152,150
Deferred income taxes	28,348	26,418
Accrued interest receivable	7,089	7,079
Property and equipment, net	5,214	5,407
Deferred policy acquisition costs	18,560	18,414
Deferred charges	3,670	3,553
Other assets	20,126	12,843

	$1,089,666	$1,061,853

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$541,033	$537,403
Unearned premiums	140,288	138,402
Reinsurance premiums payable	—	720
Amounts held for others	5,175	2,972
Policyholder deposits	41,036	41,516
Insurance-related assessments	43,911	42,234
Federal income tax payable	3,206	—
Accounts payable and other liabilities	25,267	28,946
Securities payable	10,555	—
Subordinated debt securities	36,090	36,090

	846,561	828,283

Redeemable preferred stock	25,000	25,000

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2008 and 2007; issued and outstanding shares—18,822,238 in 2008 and 18,813,040 in 2007	188	188
Additional paid-in capital	173,811	173,589
Accumulated earnings	45,153	33,230
Accumulated other comprehensive income (loss)	(1,047)	1,563

	218,105	208,570

	$1,089,666	$1,061,853

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues
Gross premiums written	$80,977	$90,485
Ceded premiums written	(4,790)	(4,973)

Net premiums written	$76,187	$85,512

Net premiums earned	$74,300	$75,881
Net investment income	7,817	6,925
Net realized gains on investments	8	—
Fee and other income	141	139

Total revenues	82,266	82,945

Expenses
Loss and loss adjustment expenses incurred	49,928	52,503
Underwriting and certain other operating costs	4,676	7,523
Commissions	4,833	4,930
Salaries and benefits	5,005	4,705
Interest expense	769	878
Policyholder dividends	316	521

Total expenses	65,527	71,060

Income before income taxes	16,739	11,885
Income tax expense	4,816	3,467

Net income	11,923	8,418
Preferred stock dividends	—	—

Net income available to common shareholders	$11,923	$8,418

Earnings per share
Basic	$0.60	$0.42

Diluted	$0.59	$0.42

Shares used in computing earnings per share
Basic	18,798,362	18,716,479

Diluted	19,019,373	18,999,939

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net income	$11,923	$8,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	260	502
Net amortization of investments	660	852
Deferred income taxes	(524)	(960)
Net realized gains on investments	(8)	—
Loss on sale of fixed assets	4	—
Share-based compensation	227	281
Changes in operating assets and liabilities:
Premiums receivable	(7,989)	(17,853)
Accrued interest receivable	(10)	(711)
Deferred policy acquisition costs and deferred charges	(263)	(1,439)
Other assets	(7,283)	(855)
Reserves for loss and loss adjustment expenses	3,630	15,966
Unearned premiums	1,887	9,632
Reinsurance balances	3,566	(3,576)
Amounts held for others and policyholder deposits	1,723	677
Accounts payable and other liabilities	11,759	(27)

Net cash provided by operating activities	19,562	10,907

Investing Activities
Purchases of investments held-to-maturity	(54,048)	(5,506)
Purchases of investments available-for-sale	(970)	(35,934)
Proceeds from maturities of investments held-to-maturity	32,746	31,006
Proceeds from sales and maturities of investments available-for-sale	33,052	17,125
Purchases of property and equipment	(70)	(27)

Net cash provided by investing activities	10,710	6,664

Financing Activities
Proceeds from stock option exercises	—	34
Tax benefit (expense) from share-based payments	(6)	152

Net cash provided by (used in) financing activities	(6)	186

Change in cash and cash equivalents	30,266	17,757
Cash and cash equivalents at beginning of period	47,329	26,748

Cash and cash equivalents at end of period	$77,595	$44,505

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

The Company provides workers’ compensation and general liability insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking and logging. Assets and revenues of AIIC represent more than 99% of comparable consolidated amounts of the Company for each of 2008 and 2007.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Note 2. Stock Options and Restricted Stock

In connection with the initial public offering of shares of the Company’s common stock in November 2005, the Company’s shareholders approved the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”) and the AMERISAFE 2005 Non-Employee Director Restricted Stock Plan (the “2005 Restricted Stock Plan”). See Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding the Company’s incentive plans.

In March 2007, the compensation committee of our board of directors approved incentive compensation awards to each of the Company’s executive officers for services rendered in 2006. The awards were composed of cash bonuses and grants of restricted common stock. The restricted stock awards were made pursuant to the Company’s 2005 Incentive Plan. Vesting of those 13,030 restricted shares took place in March 2008.

In January 2008, the Company granted options to purchase an aggregate of 20,000 shares of the Company’s common stock at a per-share exercise price equal to the fair market value of the Company’s common stock on the date of grant in connection with the employment of a new officer. Those options were made pursuant to the Company’s 2005 Incentive Plan.

In February 2008, the compensation committee of our board of directors approved incentive compensation awards to each of the Company’s executive officers for services rendered in 2007. The awards were composed of cash bonuses and grants of restricted common stock that were made pursuant to the Company’s 2005 Incentive Plan. The fair value of the 9,198 restricted shares granted was $121,000. Those restricted shares not forfeited will vest in March 2009, the first anniversary of the date of grant.

The Company recognized share-based compensation expense of $227,000 in the quarter ended March 31, 2008, compared to $281,000 for the same period in 2007.

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

	Three Months Ended March 31,
	2008	2007
Basic EPS:
Net income available to common shareholders	$11,923	$8,418

Portion allocable to common shareholders	94.0%	94.0%
Net income allocable to common shareholders	$11,208	$7,913

Basic weighted average common shares	18,798,362	18,716,479
Basic earnings per common share	$0.60	$0.42

Diluted EPS:
Net income allocable to common shareholders	$11,208	$7,913

Diluted weighted average common shares:
Weighted average common shares	18,798,362	18,716,479
Stock options	206,230	271,340
Restricted stock	14,781	12,120

Diluted weighted average common shares	19,019,373	18,999,939

Diluted earnings per common share	$0.59	$0.42

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

	Three Months Ended March 31,
	2008	2007
Numerator:
Basic weighted average common shares	18,798,362	18,716,479
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	221,011	283,460

Weighted average participating common shares	19,019,373	18,999,939

Denominator:
Weighted average participating common shares	19,019,373	18,999,939
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	242,953	242,953
Weighted average common shares issuable upon conversion of Series D preferred shares	971,817	971,817

Weighted average participating shares	20,234,143	20,214,709

Portion allocable to common shareholders for the first quarter of 2008 was 94.0%, or 19,019,373 divided by 20,234,143. Portion allocable to common shareholders for the first quarter of 2007 was 94.0%, or 18,999,939 divided by 20,214,709.

Note 4. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. At the adoption date and as of March 31, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense, which were zero for the first quarter of 2008.

Tax years 2004 through 2007 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Note 5. Comprehensive Income

Comprehensive income was $9.3 million for the three months ended March 31, 2008, as compared to $8.2 million for the three months ended March 31, 2007. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

The Company determined the fair market values of its financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard defines fair value, describes three levels of inputs that may be used to measure fair value, and expands disclosures about fair value measurements.

Fair value is defined in SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is the price to sell an asset or transfer a liability and, therefore, represents an exit price, not an entry price. Fair value is the exit price in the principal market (or, if lacking a principal market, the most advantageous market) in which the reporting entity would transact. Fair value is a market-based measurement, not an entity-specific measurement, and, as such, is determined based on the assumptions that market participants would use in pricing the asset or liability. The exit price objective of a fair value measurement applies regardless of the reporting entity’s intent and/or ability to sell the asset or transfer the liability at the measurement date.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset, also known as current replacement cost. Valuation techniques used to measure fair value are to be consistently applied.

In SFAS 157, inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable:

•

Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity.

•

Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Valuation techniques used to measure fair value are intended to maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data.

•

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are to be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.

Securities classified by the Company as available-for-sale investments were reported at fair value utilizing mostly Level 1 inputs. The fair value measurements consider quoted prices in active markets for identical assets. Level 2 inputs such as previous day and subsequent day trade prices were used if a trade for the security was not made on the date of measurement.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$35,213	$19	$—	$35,232

In addition, the Company held common securities in unconsolidated variable interest entities of $1,090,000, which are carried at cost.

At March 31, 2008, all fixed maturity securities were classified as held-to-maturity and carried at amortized cost.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements for similar assets and liabilities measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three months ended March 31, 2008 and 2007. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, assessments, deferred policy acquisition costs, deferred income taxes and the valuation and determination of impairment of investment securities. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$80,977	$90,485
Net premiums earned	74,300	75,881
Net investment income	7,817	6,925
Total revenues	82,266	82,945
Total expenses	65,527	71,060
Net income	11,923	8,418
Diluted earnings per common share	$0.59	$0.42

Other Key Measures
Net combined ratio (1)	87.1%	92.5%
Return on average equity (2)	20.0%	17.9%

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current period’s net premiums earned.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity, including redeemable preferred stock, for the applicable period.

Consolidated Results of Operations for Three Months Ended March 31, 2008 Compared to March 31, 2007

Gross Premiums Written. Gross premiums written for the first quarter ended March 31, 2008 were $81.0 million, compared to $90.5 million for the same period in 2007, a decrease of 10.5%. The decrease was attributable to a $6.3 million decrease in annual premiums on voluntary policies written during the period, a $2.5 million decrease in premiums resulting from payroll audits and related premium adjustments, a $470,000 decrease in assumed premiums from mandatory pooling arrangements and a $212,000 decrease in direct assigned risk premiums.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2008 were $76.2 million, compared to $85.5 million for the same period in 2007, a decrease of 10.9%. The decrease was attributable to the decline in gross premiums written. Also, ceded premiums as a percentage of gross premiums written were 5.9% for the first quarter of 2008, compared to 5.5% for the first quarter of 2007.

Net Premiums Earned. Net premiums earned for the first quarter of 2008 were $74.3 million, compared to $75.9 million for the same period in 2007, a decrease of 2.1%. The decrease was attributable to a decline in net premiums written offset by earnings from premiums written in the previous four quarters.

Net Investment Income. Net investment income for the first quarter of 2008 was $7.8 million, compared to $6.9 million for the same period in 2007, an increase of 12.9%. The change was attributable to a $96.0 million increase in our average invested assets, including cash and cash equivalents, from an average of $670.5 million in the first quarter of 2007 to an average of $766.5 million for the same period in 2008. Offsetting this growth was a decrease in the tax-equivalent yield on our investment portfolio, from 5.5% per annum as of March 31, 2007, to 4.9% per annum as of March 31, 2008. The pre-tax investment yield on our investment portfolio was 4.1% per annum during the quarters ended March 31, 2008 and 2007.

Net Realized Gains on Investments. Net realized gains on investments for the three months ended March 31, 2008 totaled $8,000. There were no gains or losses in the same period of 2007. Net realized gains in the current period are the result of the sale of common stock and called fixed maturity securities.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $49.9 million for the three months ended March 31, 2008, compared to $52.5 million for the same period in 2007, a decrease of $2.6 million, or 4.9%. The current accident year loss and LAE incurred decreased as a result of lower premiums earned in the first quarter of 2008, as compared to the same period in 2007. In addition, this decrease was also partially due to favorable prior accident year development of $1.7 million in 2008, compared to no change in loss and LAE incurred for prior accident years for the same period in 2007.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the first quarter of 2008 were $14.5 million, compared to $17.2 million for the same period in 2007, a decrease of 15.4%. This decrease was primarily due to $2.4 million of experience-rated commissions from our 2008 reinsurance agreements, a $458,000 decrease in insurance-related assessments and a $100,000 decrease in commissions. Offsetting these decreases, salary and benefits increased $300,000.

Interest expense. Interest expense for the first quarter of 2008 was $769,000, compared to $878,000 for the comparable period of 2007. Our weighted average borrowings for both periods were $36.1 million. The weighted average interest rate decreased to 8.0% per annum for the first quarter of 2008 from 9.2% per annum for the first quarter of 2007.

Income tax expense. Income tax expense for the three months ended March 31, 2008 was $4.8 million, compared to $3.5 million for the same period in 2007. The increase was primarily attributable to a $4.9 million increase in our pre-tax income, from $11.9 million for the three months ended March 31, 2007, to $16.7 million for the same period in 2008. Our effective tax rate for the quarter ended March 31, 2008 was 28.8%, compared to 29.2% for the same period in 2007.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities.

Net cash provided by operating activities was $19.6 million for the three months ended March 31, 2008, which represented an $8.7 million increase in cash provided by operating activities, from $10.9 million in net cash provided by operating activities for the three months ended March 31, 2007. This increase in operating cash was attributable to a $3.5 million increase in net income, a $10.6 million increase in securities payable, a $2.2 million decrease in expense disbursements and a $2.1 million decrease in federal income taxes paid. Offsetting those increases were a $3.9 million decrease in premiums collected for the three months ended March 31, 2008, a $1.5 million increase in claim payments and a $756,000 decrease in reinsurance recoveries, as compared to the same period in 2007.

Net cash provided by investing activities was $10.7 million for the first quarter of 2008, compared to $6.7 million for the same period in 2007. Cash provided by sales and maturities of investments totaled $65.8 million for the three months ended March 31, 2008 compared to $48.1 million for the same period in 2007. A total of $55.0 million in cash was used to purchase investments in the first quarter of 2008, compared to $41.4 million in purchases for the same period in 2007.

Net cash used in financing activities in the first quarter of 2008 was $6,000, as compared to cash provided in the first quarter of 2007 of $186,000. In the first quarter of 2008, there was tax expense related to share-based compensation. In the first quarter of 2007, proceeds from stock option exercises totaled $34,000 and tax benefits from share-based compensation totaled $152,000.

Investment Portfolio

As of March 31, 2008, our investment portfolio, including cash and cash equivalents, totaled $773.9 million, an increase of 14.6% from March 31, 2007. Our fixed maturity securities are classified as held-to-maturity, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. In 2007, we invested in variable rate demand obligations (“VRDOs”), which are long-term bonds that bear floating interest rates and provide investors with the option to tender or put the bonds at par, generally on a daily, weekly or monthly basis. Due to the fact that we purchased these securities with the intent to hold less than thirty days, we classified VRDOs as available-for-sale, as defined by SFAS No. 115. As such, VRDOs were reported at fair value on our balance sheet. We sold all of our available-for-sale fixed maturity securities as of January 15, 2008. Our equity securities are also classified as available-for-sale and reported at fair value.

On January 1, 2008, we adopted SFAS 157 that establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 6 of the financial statements, our securities available-for sale are classified with using Level 1 and Level 2 inputs. We did not elect the fair value option prescribed under SFAS 159 for any financial assets or financial liabilities as of January 1, 2008.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2008 is shown in the following table.

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities:
State and political subdivisions	$439,395	56.8%
U.S. agency-based mortgage-backed securities	96,050	12.4%
Commercial mortgage-backed securities	51,624	6.6%
U.S. Treasury securities and obligations of U.S. Government agencies	40,110	5.2%
Corporate bonds	18,251	2.4%
Asset-backed securities	14,546	1.9%

Total fixed maturity securities	659,976	85.3%

Equity securities	36,322	4.7%
Cash and cash equivalents	77,595	10.0%

Total investments, including cash and cash equivalents	$773,893	100.0%

We regularly evaluate our investment portfolio to identify other-than-temporary impairments in the fair values of the securities held in our investment portfolio. As of March 31, 2008, there were no other-than-temporary declines in the fair values of the securities held in our investment portfolio. The tax-equivalent investment yield on our investment portfolio was 4.9% per annum for the period ended March 31, 2008, compared to 5.5% for the same period in 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2007, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

AMERISAFE, INC.

May 5, 2008	/s/ C. Allen Bradley, Jr.
C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2008	/s/ Geoffrey R. Banta
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