Form 10-Q
period 2008-06-30
AMERISAFE INC
filed 2008-08-08
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 1, 2008, there were 18,832,506 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $667,433 and $640,037 in 2008 and 2007, respectively)	$678,763	$639,691
Fixed maturity securities—available-for-sale, at fair value (cost $0 and $32,425 in 2008 and 2007, respectively)	—	32,425
Equity securities—available-for-sale, at fair value (cost $42,069 and $40,381 in 2008 and 2007, respectively)	35,716	39,629

Total investments	714,479	711,745
Cash and cash equivalents	54,253	47,329
Amounts recoverable from reinsurers	69,500	76,915
Premiums receivable, net	173,369	152,150
Deferred income taxes	30,948	26,418
Accrued interest receivable	7,103	7,079
Property and equipment, net	5,134	5,407
Deferred policy acquisition costs	20,781	18,414
Deferred charges	3,902	3,553
Federal income tax recoverable	6,016	10
Other assets	19,812	12,833

	$1,105,297	$1,061,853

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$546,122	$537,403
Unearned premiums	149,475	138,402
Reinsurance premiums payable	—	720
Amounts held for others	5,824	2,972
Policyholder deposits	41,169	41,516
Insurance-related assessments	44,639	42,234
Accounts payable and other liabilities	27,136	28,946
Subordinated debt securities	36,090	36,090

	850,455	828,283

Redeemable preferred stock	25,000	25,000

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2008 and 2007; issued and outstanding shares—18,832,506 in 2008 and 18,813,040 in 2007	188	188
Additional paid-in capital	174,195	173,589
Accumulated earnings	57,980	33,230
Accumulated other comprehensive income (loss)	(2,521)	1,563

	229,842	208,570

	$1,105,297	$1,061,853

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Gross premiums written	$85,995	$94,290	$166,972	$184,775
Ceded premiums written	(4,666)	(4,887)	(9,456)	(9,860)

Net premiums written	$81,329	$89,403	$157,516	$174,915

Net premiums earned	$72,143	$77,106	$146,443	$152,987
Net investment income	7,405	7,433	15,222	14,358
Net realized gains on investments	53	36	61	36
Fee and other income	229	138	370	277

Total revenues	79,830	84,713	162,096	167,658

Expenses
Loss and loss adjustment expenses incurred	47,317	53,203	97,245	105,706
Underwriting and certain other operating costs	2,476	5,144	7,152	12,667
Commissions	6,521	5,079	11,354	10,009
Salaries and benefits	5,152	4,606	10,157	9,311
Interest expense	657	886	1,426	1,764
Policyholder dividends	122	166	438	687

Total expenses	62,245	69,084	127,772	140,144

Income before income taxes	17,585	15,629	34,324	27,514
Income tax expense	4,758	4,267	9,574	7,734

Net income	12,827	11,362	24,750	19,780
Preferred stock dividends	—	—	—	—

Net income available to common shareholders	$12,827	$11,362	$24,750	$19,780

Earnings per share
Basic	$0.64	$0.57	$1.24	$0.99

Diluted	$0.63	$0.56	$1.22	$0.98

Shares used in computing earnings per share
Basic	18,809,250	18,779,248	18,803,805	18,744,818

Diluted	19,091,675	19,109,452	19,060,673	19,055,149

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net income	$24,750	$19,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	553	959
Net amortization of investments	1,404	1,471
Deferred income taxes	(2,331)	(1,689)
Net realized gains on investments	(61)	(36)
Loss on sale of fixed assets	4	—
Share-based compensation	577	554
Changes in operating assets and liabilities:
Premiums receivable	(21,220)	(33,831)
Accrued interest receivable	(24)	(503)
Deferred policy acquisition costs and deferred charges	(2,716)	(2,754)
Other assets	(12,985)	(2,640)
Reserves for loss and loss adjustment expenses	8,719	25,962
Unearned premiums	11,073	21,928
Reinsurance balances	6,694	16,956
Amounts held for others and policyholder deposits	2,505	2,668
Accounts payable and other liabilities	595	1,179

Net cash provided by operating activities	17,537	50,004

Investing Activities
Purchases of investments held-to-maturity	(91,033)	(83,906)
Purchases of investments available-for-sale	(2,311)	(302,386)
Proceeds from maturities of investments held-to-maturity	49,930	69,987
Proceeds from sales and maturities of investments available-for-sale	33,054	287,400
Purchases of property and equipment	(283)	(50)

Net cash used in investing activities	(10,643)	(28,955)

Financing Activities
Proceeds from stock option exercises	34	730
Tax benefit (expense) from share-based payments	(4)	170

Net cash provided by financing activities	30	900

Change in cash and cash equivalents	6,924	21,949
Cash and cash equivalents at beginning of period	47,329	26,748

Cash and cash equivalents at end of period	$54,253	$48,697

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

In January 2008, the Company granted options to purchase an aggregate of 20,000 shares of the Company’s common stock at a per-share exercise price equal to the market value of the Company’s common stock on the date of grant in connection with the employment of a new officer. Those options were made pursuant to the Company’s 2005 Incentive Plan.

In February 2008, the compensation committee of our board of directors approved incentive compensation awards to each of the Company’s executive officers for services rendered in 2007. The awards were composed of cash bonuses and grants of restricted common stock that were made pursuant to the Company’s 2005 Incentive Plan. The market value of the 9,198 restricted shares granted was $121,000. Those restricted shares not forfeited will vest in March 2009, the first anniversary of the date of grant.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Pursuant to the 2005 Restricted Stock Plan, 5,943 shares of restricted common stock granted to non-employee directors in June 2007 vested on June 16, 2008, the date of the annual shareholders’ meeting. Also on June 16, 2008, non-employee directors were granted 6,468 shares of restricted common stock in accordance with the 2005 Restricted Stock Plan. The market value of the restricted shares granted was $105,000, and those restricted shares will vest at the next annual shareholders meeting.

During the six months ended June 30, 2008, there were 3,800 stock options exercised. Related to these exercises, the Company received $34,000 of stock option proceeds.

The Company recognized share-based compensation expense of $350,000 in the quarter ended June 30, 2008, compared to $273,000 for the same period in 2007. The Company recognized share-based compensation expense of $577,000 in the six months ended June 30, 2008, compared to $554,000 for the same period in 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic EPS:
Net income available to common shareholders	$12,827	$11,362	$24,750	$19,780

Portion allocable to common shareholders	94.0%	94.0%	94.0%	94.0%
Net income allocable to common shareholders	$12,057	$10,683	$23,265	$18,595

Basic weighted average common shares	18,809,250	18,779,248	18,803,805	18,744,818
Basic earnings per common share	$0.64	$0.57	$1.24	$0.99
Diluted EPS:
Net income allocable to common shareholders	$12,057	$10,683	$23,265	$18,595

Diluted weighted average common shares:
Weighted average common shares	18,809,250	18,779,248	18,803,805	18,744,818
Stock options	275,674	321,818	240,807	302,884
Restricted stock	6,751	8,386	16,061	7,447

Diluted weighted average common shares	19,091,675	19,109,452	19,060,673	19,055,149

Diluted earnings per common share	$0.63	$0.56	$1.22	$0.98

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Basic weighted average common shares	18,809,250	18,779,248	18,803,805	18,744,818
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	282,425	330,204	256,868	310,331

Weighted average participating common shares	19,091,675	19,109,452	19,060,673	19,055,149

Denominator:
Weighted average participating common shares	19,091,675	19,109,452	19,060,673	19,055,149
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	242,953	242,953	242,953	242,953
Weighted average common shares issuable upon conversion of Series D preferred shares	971,817	971,817	971,817	971,817

Weighted average participating shares	20,306,445	20,324,222	20,275,443	20,269,919

Portion allocable to common shareholders	94.0%	94.0%	94.0%	94.0%

Note 4. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. At the adoption date and as of June 30, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense, which were zero for the quarters and six months ended June 30, 2008 and 2007.

Tax years 2004 through 2007 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Note 5. Comprehensive Income

Comprehensive income was $11.4 million for the three months ended June 30, 2008, as compared to $11.7 million for the same period in 2007. Comprehensive income was $20.7 million for the six months ended June 30, 2008, as compared to $20.0 million for the same period in 2007. The difference between net income as reported and comprehensive income was the result of changes in unrealized gains and losses, net of tax.

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

The Company determined the fair values of its financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard defines fair value, describes three levels of inputs that may be used to measure fair value, and expands disclosures about fair value measurements.

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

At June 30, 2008, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$34,626	$—	$—	$34,626

In addition, the Company held common securities in unconsolidated variable interest entities of $1,090,000, which are carried at cost.

At June 30, 2008, all fixed maturity securities were classified as held-to-maturity and carried at amortized cost.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements for similar assets and liabilities measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard and has not elected the option for any financial assets or financial liabilities subsequent to the effective date.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2008 and 2007. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$85,995	$94,290	$166,972	$184,775
Net premiums earned	72,143	77,106	146,443	152,987
Net investment income	7,405	7,433	15,222	14,358
Total revenues	79,830	84,713	162,096	167,658
Total expenses	62,245	69,084	127,772	140,144
Net income	12,827	11,362	24,750	19,780
Diluted earnings per common share	$0.63	$0.56	$1.22	$0.98

Other Key Measures
Net combined ratio (1)	85.4%	88.4%	86.3%	90.4%
Return on average equity (2)	20.6%	22.8%	20.3%	20.3%

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current period’s net premiums earned.

(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity, including redeemable preferred stock, for the applicable period.

Consolidated Results of Operations for Three Months Ended June 30, 2008 Compared to June 30, 2007

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2008 were $86.0 million, compared to $94.3 million for the same period in 2007, a decrease of 8.8%. The decrease was attributable to a $4.9 million decrease in annual premiums on voluntary policies written during the period, a $2.6 million decrease in premiums resulting from payroll audits and related premium adjustments and a $1.0 million decrease in direct assigned risk premiums. Offsetting these decreases was a $224,000 increase in assumed premiums from mandatory pooling arrangements.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2008 were $81.3 million, compared to $89.4 million for the same period in 2007, a decrease of 9.0%. The decrease was primarily attributable to the decline in gross premiums written. As a percentage of gross premiums written, ceded premiums were 5.4% for the second quarter of 2008, compared to 5.2% for the second quarter of 2007.

Net Premiums Earned. Net premiums earned for the second quarter of 2008 were $72.1 million, compared to $77.1 million for the same period in 2007, a decrease of 6.4%. The decrease was attributable to the decline in net premiums written, offset by premium earnings from premiums written in the previous four quarters.

Net Investment Income. Net investment income was $7.4 million for both the second quarter of 2008 and the second quarter of 2007. Average invested assets, including cash and cash equivalents, were $771.3 million in the quarter ended June 30, 2008, compared to an average of $697.8 million in the same period in 2007, a growth of 10.5%. Offsetting this growth was a decrease in the tax-equivalent yield on our investment portfolio, from 5.8% per annum as of June 30, 2007, to 5.4% per annum as of June 30, 2008. The pre-tax investment yield on our investment portfolio was 3.8% per annum during the quarter ended June 30, 2008, compared to 4.3% per annum during the same period in 2007.

Net Realized Gains on Investments. Net realized gains on investments for the three months ended June 30, 2008 totaled $53,000, compared to $36,000 for the same period in 2007. Net realized gains in the both periods were the result of sales of equity securities and calls on fixed maturity securities.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $47.3 million for the three months ended June 30, 2008, compared to $53.2 million for the same period in 2007, a decrease of $5.9 million, or 11.1%. The current accident year loss and LAE incurred decreased as a result of lower premiums earned in the second quarter of 2008, as compared to the same period in 2007. In addition, this decrease was partially due to favorable prior accident year development of $2.8 million in the second quarter of 2008, compared to no change in loss and LAE incurred for prior accident years for the same period in 2007.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2008 were $14.1 million, compared to $14.8 million for the same period in 2007, a decrease of 4.6%. This decrease was primarily due to $2.4 million of experience-rated commissions from our 2008 reinsurance agreements, which acts as an offset to expenses, and a $1.5 million decrease in insurance-related assessments. Offsetting these decreases, commissions increased $1.4 million due to the introduction of certain incentive programs, income from commutation of reinsurance contracts decreased $719,000, salary and benefits increased $546,000 and premium taxes increased $452,000.

Interest expense. Interest expense for the second quarter of 2008 was $657,000, compared to $886,000 for the same period in 2007. Weighted average borrowings for both periods were $36.1 million. The weighted average interest rate decreased to 7.5% per annum for the second quarter of 2008 from 9.4% per annum for the second quarter of 2007.

Income tax expense. Income tax expense for the three months ended June 30, 2008 was $4.8 million, compared to $4.3 million for the same period in 2007. The increase was primarily attributable to a $2.0 million increase in our pre-tax income, from $15.6 million for the three months ended June 30, 2007, to $17.6 million for the same period in 2008. Our effective tax rate for the quarter ended June 30, 2008 was 27.1%, compared to 27.3% for the same period in 2007.

Consolidated Results of Operations for Six Months Ended June 30, 2008 Compared to June 30, 2007

Gross Premiums Written. Gross premiums written for the first half of 2008 were $167.0 million, compared to $184.8 million for the same period in 2007, a decrease of 9.6%. The decrease was attributable to an $11.2 million decrease in annual premiums on voluntary policies written during the period, a $5.2 million decrease in premiums resulting from payroll audits and related premium adjustments, a $1.2 million decrease in direct assigned risk premiums and a $246,000 decrease in premiums from mandatory pooling arrangements.

Net Premiums Written. Net premiums written for the six months ended June 30, 2008 were $157.5 million, compared to $174.9 million for the same period in 2007, a decrease of 9.9%. The decrease was primarily attributable to the decline in gross premiums written. As a percentage of gross premiums written, ceded premiums were 5.7% for the first half of 2008, compared to 5.3% for the first half of 2007.

Net Premiums Earned. Net premiums earned for the first half of 2008 were $146.4 million, compared to $153.0 million for the same period in 2007, a decrease of 4.3%. The decrease was attributable to a decline in net premiums written offset by earnings from premiums written in the previous four quarters.

Net Investment Income. Net investment income for the first six months of 2008 was $15.2 million, compared to $14.4 million for the same period in 2007, an increase of 6.0%. The change was attributable to an 11.7% increase in our average invested assets, including cash and cash equivalents, from an average of $686.6 million in the first half of 2007 to an average of $767.1 million for the same period in 2008. Offsetting this growth was a decrease in the tax-equivalent yield on our investment portfolio, from 5.8% per annum as of June 30, 2007, to 5.4% per annum as of June 30, 2008. The pre-tax investment yield on our investment portfolio was 4.0% per annum during the six months ended June 30, 2008, compared to 4.2% per annum during the same period in 2007.

Net Realized Gains on Investments. Net realized gains on investments for the six months ended June 30, 2008 totaled $61,000, compared to $36,000 for the same period in 2007. Net realized gains in the both periods were the result of sales of equity securities and calls on fixed maturity securities.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $97.2 million for the six months ended June 30, 2008, compared to $105.7 million for the same period in 2007, a decrease of $8.5 million, or 8.0%. The current accident year loss and LAE incurred decreased as a result of lower premiums earned in the first half of 2008, as compared to the same period in 2007. In addition, this decrease was partially due to favorable prior accident year development of $4.5 million in 2008, compared to no change in loss and LAE incurred for prior accident years for the same period in 2007.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the first half of 2008 were $28.7 million, compared to $32.0 million for the same period in 2007, a decrease of 10.4%. This decrease was primarily due to $4.7 million of experience-rated commissions from our 2008 reinsurance agreements, which acts as an offset to expenses, and a $1.9 million decrease in insurance-related assessments. Offsetting these decreases, commissions increased $1.3 million relating to the introduction of certain incentive programs, income from commutation of reinsurance contracts decreased $719,000 and salary and benefits increased $846,000.

Interest expense. Interest expense for the first six months of 2008 was $1.4 million, compared to $1.8 million for the comparable period of 2007. Weighted average borrowings for both periods were $36.1 million. The weighted average interest rate decreased to 7.4% per annum for the first half of 2008 from 9.3% per annum for the first half of 2007.

Income tax expense. Income tax expense for the six months ended June 30, 2008 was $9.6 million, compared to $7.7 million for the same period in 2007. The increase was primarily attributable to a $6.8 million increase in our pre-tax income, from $27.5 million for the six months ended June 30, 2007, to $34.3 million for the same period in 2008. Our effective tax rate for the six months ended June 30, 2008 was 27.9%, compared to 28.1% for the same period in 2007. The decrease in the effective tax rate from the six months ended June 30, 2007 to the same period in 2008 was attributable to a higher percentage of pre-tax income from tax-exempt interest income.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities.

Net cash provided by operating activities was $17.5 million for the six months ended June 30, 2008, which represented a $32.5 million decrease in cash provided by operating activities, from $50.0 million in net cash provided by operating activities for the six months ended June 30, 2007. This decrease in operating cash was partially attributable to an $18.5 million decrease in reinsurance recoveries resulting from commutations in the first six months of 2008, compared to the same period in 2007. Other contributing factors to our operating cash flow were a $6.7 million increase in federal income taxes paid for the six months ended June 30, 2008, a $4.1 million decrease in premiums collected, a $2.0 million decrease in expense disbursements and a $1.7 million increase in claim payments. Also, dividends paid to policyholders increased $3.9 million in the first six months of 2008, compared to the same period in 2007, mainly attributable to Florida policyholders.

Net cash used in investing activities was $10.6 million for the first half of 2008, compared to $29.0 million for the same period in 2007. Cash provided by sales and maturities of investments totaled $83.0 million for the six months ended June 30, 2008 compared to $357.4 million for the same period in 2007. A total of $93.3 million in cash was used to purchase investments in the first half of 2008, compared to $386.3 million in purchases for the same period in 2007. The decrease in sales and purchases of investments from 2007 was due to a decrease in the use of variable rate demand obligations (sometimes referred to as “floaters”), which we bought and sold regularly in 2007, and which were recorded on a gross basis.

Net cash provided by financing activities in the first half of 2008 was $30,000, as compared $900,000 in the same period in 2007. In the first six months of 2008, proceeds from stock option exercises totaled $34,000 and tax expense related to share-based compensation was $4,000. In the first six months of 2007, proceeds from stock option exercises totaled $730,000 and tax benefits from share-based compensation totaled $170,000.

On June 20, 2008, we commuted certain reinsurance agreements with Hannover Ruckversicherungs-Aktiengesellschaft (“Hannover”), covering portions of the 2003, 2004, 2005 and 2006 accident years. Hannover remains obligated to subsidiaries of the Company under other reinsurance agreements. We received cash of approximately $7.5 million in exchange for releasing Hannover from its reinsurance obligations under the commuted agreements. As a result of the commutation, we recorded additional pre-tax income of approximately $991,000 in the second quarter of 2008.

Investment Portfolio

As of June 30, 2008, our investment portfolio, including cash and cash equivalents, totaled $768.7 million, an increase of 7.5% from June 30, 2007. Our fixed maturity securities are classified as held-to-maturity, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. In 2007, we invested in variable rate demand obligations (“VRDOs”), which are long-term bonds that bear floating interest rates and provide investors with the option to tender or put the bonds at par, generally on a daily, weekly or monthly basis. Due to the fact that we purchased these securities with the intent to hold less than thirty days, we classified VRDOs as available-for-sale, as defined by SFAS No. 115. As such, VRDOs were reported at fair value on our balance sheet. We sold all of our available-for-sale fixed maturity securities as of January 15, 2008. Our equity securities are also classified as available-for-sale and reported at fair value. For the six months ended June 30, 2008, gross unrealized gains and losses for our equity securities decreased $5.6 million, from an overall unrealized loss of $752,000 at December 31, 2007 to an overall unrealized loss of $6.4 million at June 30, 2008.

On January 1, 2008, we adopted SFAS 157 that establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 6 of the financial statements, our securities available-for sale are classified with using Level 1 inputs. We did not elect the fair value option prescribed under SFAS 159 for any financial assets or financial liabilities as of June 30, 2008.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2008 is shown in the following table.

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities:
States and political subdivisions	$465,095	60.5%
U.S. agency-based mortgage-backed securities	91,780	12.0%
Commercial mortgage-backed securities	51,620	6.7%
U.S. Treasury securities and obligations of U.S. Government agencies	39,769	5.2%
Corporate bonds	16,190	2.1%
Asset-backed securities	14,309	1.9%

Total fixed maturity securities	678,763	88.4%

Equity securities	35,716	4.6%
Cash and cash equivalents	54,253	7.0%

Total investments, including cash and cash equivalents	$768,732	100.0%

We regularly evaluate our investment portfolio to identify other-than-temporary impairments in the fair values of the securities held in our investment portfolio. As of June 30, 2008, there were no other-than-temporary declines in the fair values of the securities held in our investment portfolio. The tax-equivalent investment yield on our investment portfolio was 5.4% per annum for the period ended June 30, 2008, compared to 5.8% for the same period in 2007.

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

The company held its 2008 Annual Meeting of Shareholders on June 16, 2008. Shareholders were asked to vote on the election of two directors, and to ratify the appointment of Ernst & Young, LLP as the company’s independent registered accounting firm for 2008. The results were as follows:

Proposal 1

Election of Directors

Nominees for election to a term expiring at the company’s Annual Meeting in 2011:

	Shares Voted For	Shares Withheld
C. Allen Bradley, Jr.	15,672,197	1,542,881
Austin P. Young, III	16,240,416	974,662

Proposal 2

Ratification of Appointment of Ernst & Young, LLP as the Company’s Independent

Registered Public Accounting Firm for 2008

Shares Voted For	Shares Voted Against	Shares Abstaining

16,573,914	636,859	4,573

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Geoffrey R. Banta filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and Geoffrey R. Banta filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

August 8, 2008	/s/ C. Allen Bradley, Jr.
C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2008	/s/ Geoffrey R. Banta
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