Form 10-Q
period 2008-09-30
AMERISAFE INC
filed 2008-11-07
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 1, 2008, there were 18,841,306 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $661,634 and $640,037 in 2008 and 2007, respectively)	$684,307	$639,691
Fixed maturity securities—available-for-sale, at fair value (cost $0 and $32,425 in 2008 and 2007, respectively)	—	32,425
Equity securities—available-for-sale, at fair value (cost $41,571 and $40,381 in 2008 and 2007, respectively)	33,034	39,629

Total investments	717,341	711,745
Cash and cash equivalents	71,181	47,329
Amounts recoverable from reinsurers	66,189	76,915
Premiums receivable, net	167,120	152,150
Deferred income taxes	31,373	26,418
Accrued interest receivable	8,133	7,079
Property and equipment, net	5,276	5,407
Deferred policy acquisition costs	21,263	18,414
Deferred charges	3,793	3,553
Federal income tax recoverable	958	10
Other assets	24,099	12,833

	$1,116,726	$1,061,853

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$545,417	$537,403
Unearned premiums	149,384	138,402
Reinsurance premiums payable	489	720
Amounts held for others	5,679	2,972
Policyholder deposits	41,663	41,516
Insurance-related assessments	42,832	42,234
Accounts payable and other liabilities	28,215	28,946
Subordinated debt securities	36,090	36,090

	849,769	828,283

Redeemable preferred stock	25,000	25,000

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2008 and 2007; issued and outstanding shares—18,841,306 in 2008 and 18,813,040 in 2007	188	188
Additional paid-in capital	174,630	173,589
Accumulated earnings	71,339	33,230
Accumulated other comprehensive income (loss)	(4,200)	1,563

	241,957	208,570

	$1,116,726	$1,061,853

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Gross premiums written	$75,767	$81,138	$242,739	$265,913
Ceded premiums written	(4,574)	(5,352)	(14,030)	(15,212)

Net premiums written	$71,193	$75,786	$228,709	$250,701

Net premiums earned	$71,284	$79,637	$217,727	$232,624
Net investment income	7,712	7,924	22,934	22,282
Net realized gains (losses) on investments	(2,921)	91	(2,860)	127
Fee and other income	200	641	570	918

Total revenues	76,275	88,293	238,371	255,951

Expenses
Loss and loss adjustment expenses incurred	41,972	54,917	139,217	160,623
Underwriting and certain other operating costs	4,612	5,947	11,764	18,614
Commissions	4,822	5,242	16,176	15,251
Salaries and benefits	5,040	4,664	15,197	13,975
Interest expense	654	900	2,080	2,664
Policyholder dividends	125	276	563	963

Total expenses	57,225	71,946	184,997	212,090

Income before income taxes	19,050	16,347	53,374	43,861
Income tax expense	5,691	4,528	15,265	12,262

Net income	13,359	11,819	38,109	31,599
Preferred stock dividends	—	—	—	—

Net income available to common shareholders	$13,359	$11,819	$38,109	$31,599

Earnings per share
Basic	$0.67	$0.59	$1.90	$1.58

Diluted	$0.65	$0.58	$1.87	$1.56

Shares used in computing earnings per share
Basic	18,819,463	18,787.598	18,809,061	18,759,235

Diluted	19,207,487	19,091,800	19,119,207	19,074,226

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income	$38,109	$31,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	869	1,342
Net amortization of investments	2,218	2,123
Deferred income taxes	(1,852)	(141)
Net realized (gains) losses on investments	2,860	(127)
Loss on sale of fixed assets	4	—
Share-based compensation	912	790
Changes in operating assets and liabilities:
Premiums receivable	(14,970)	(29,995)
Accrued interest receivable	(1,054)	(1,429)
Deferred policy acquisition costs and deferred charges	(3,090)	(2,106)
Other assets	(12,214)	(1,851)
Reserves for loss and loss adjustment expenses	8,014	36,872
Unearned premiums	10,982	18,078
Reinsurance balances	10,495	17,497
Amounts held for others and policyholder deposits	2,707	2,073
Accounts payable and other liabilities	14	(1,816)

Net cash provided by operating activities	44,004	72,909

Investing Activities
Purchases of investments held-to-maturity	(120,485)	(103,511)
Purchases of investments available-for-sale	(4,836)	(367,716)
Proceeds from maturities of investments held-to-maturity	70,238	36,466
Proceeds from sales and maturities of investments available-for-sale	35,544	380,015
Purchases of property and equipment	(742)	(106)

Net cash used in investing activities	(20,281)	(54,852)

Financing Activities
Proceeds from stock option exercises	113	748
Tax benefit from share-based payments	16	171

Net cash provided by financing activities	129	919

Change in cash and cash equivalents	23,852	18,976
Cash and cash equivalents at beginning of period	47,329	26,748

Cash and cash equivalents at end of period	$71,181	$45,724

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the nine months ended September 30, 2008, there were 12,600 stock options exercised. Related to these exercises, the Company received $113,000 of stock option proceeds.

The Company recognized share-based compensation expense of $335,000 in the quarter ended September 30, 2008, compared to $236,000 for the same period in 2007. The Company recognized share-based compensation expense of $912,000 in the nine months ended September 30, 2008, compared to $790,000 for the same period in 2007.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic EPS:
Net income available to common shareholders	$13,359	$11,819	$38,109	$31,599

Portion allocable to common shareholders	94.1%	94.0%	94.0%	94.0%
Net income allocable to common shareholders	$12,571	$11,112	$35,822	$29,706

Basic weighted average common shares	18,819,463	18,787,598	18,809,061	18,759,235
Basic earnings per common share	$0.67	$0.59	$1.90	$1.58
Diluted EPS:
Net income allocable to common shareholders	$12,571	$11,112	$35,822	$29,706

Diluted weighted average common shares:
Weighted average common shares	18,819,463	18,787,598	18,809,061	18,759,235
Stock options	376,275	294,165	290,813	302,799
Restricted stock	11,749	10,037	19,333	12,192

Diluted weighted average common shares	19,207,487	19,091,800	19,119,207	19,074,226

Diluted earnings per common share	$0.65	$0.58	$1.87	$1.56

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Basic weighted average common shares	18,819,463	18,787,598	18,809,061	18,759,235
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	388,024	304,202	310,146	314,991

Weighted average participating common shares	19,207,487	19,091,800	19,119,207	19,074,226

Denominator:
Weighted average participating common shares	19,207,487	19,091,800	19,119,207	19,074,226
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	242,953	242,953	242,953	242,953
Weighted average common shares issuable upon conversion of Series D preferred shares	971,817	971,817	971,817	971,817

Weighted average participating shares	20,422,257	20,306,570	20,333,977	20,288,996

Portion allocable to common shareholders	94.1%	94.0%	94.0%	94.0%

Note 4. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. At the adoption date and as of September 30, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no such uncertain positions for the quarters and nine months ended September 30, 2008 and 2007.

Tax years 2004 through 2007 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Note 5. Comprehensive Income

Comprehensive income was $11.7 million for the three months ended September 30, 2008, as compared to $11.6 million for the same period in 2007. Comprehensive income was $32.3 million for the nine months ended September, 2008, as compared to $31.5 million for the same period in 2007. The difference between net income as reported and comprehensive income was the result of changes in unrealized gains and losses, net of tax.

Note 6. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

At September 30, 2008, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$31,944	$—	$—	$31,944

In addition, the Company held common securities in unconsolidated variable interest entities of $1,090,000, which are carried at cost.

At September 30, 2008, all fixed maturity securities were classified as held-to-maturity and carried at amortized cost.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements for similar assets and liabilities measured at fair value. FAS 159 was effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard and has not elected the option for any financial assets or financial liabilities subsequent to the effective date.

Note 7. Subsequent Events

On October 16, 2008, the Company commuted certain reinsurance agreements with Liberty Syndicate Management Limited (“Liberty Re”), covering portions of the 2005 and 2006 accident years. Liberty Re remains obligated to subsidiaries of AMERISAFE under other reinsurance agreements. The Company received cash of approximately $1.2 million in exchange for releasing Liberty Re from its reinsurance obligations under the commuted agreements and settling the commuted agreements’ profit contingency provisions. As a result of the commutation, the Company will record pre-tax income of approximately $319,000 in the fourth quarter of 2008.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2008 and 2007. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$75,767	$81,138	$242,739	$265,913
Net premiums earned	71,284	79,637	217,727	232,624
Net investment income	7,712	7,924	22,934	22,282
Total revenues	76,275	88,293	238,371	255,951
Total expenses	57,225	71,946	184,997	212,090
Net income	13,359	11,819	38,109	31,599
Diluted earnings per common share	$0.65	$0.58	$1.87	$1.56

Other Key Measures
Net combined ratio (1)	79.4%	89.2%	84.0%	90.0%
Return on average equity (2)	20.5%	22.4%	20.3%	21.0%

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current period’s net premiums earned.

(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity, including redeemable preferred stock, for the applicable period.

Consolidated Results of Operations for Three Months Ended September 30, 2008 Compared to September 30, 2007

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2008 were $75.8 million, compared to $81.1 million for the same period in 2007, a decrease of 6.6%. The decrease was attributable to a $5.3 million decrease in premiums resulting from payroll audits and related premium adjustments and a $1.2 million decrease in direct assigned risk premiums. Offsetting these decreases was an $823,000 increase in annual premiums on voluntary policies written during the period and a $226,000 increase in assumed premiums from mandatory pooling arrangements.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2008 were $71.2 million, compared to $75.8 million for the same period in 2007, a decrease of 6.1%. The decrease was primarily attributable to the decline in gross premiums written. As a percentage of gross premiums written, ceded premiums were 6.0% for the third quarter of 2008, compared to 6.6% for the third quarter of 2007.

Net Premiums Earned. Net premiums earned for the third quarter of 2008 were $71.3 million, compared to $79.6 million for the same period in 2007, a decrease of 10.5%. The decrease was attributable to the decline in net premiums written in the previous four quarters, which caused the flow of premium earnings to also decrease.

Net Investment Income. Net investment income for the third quarter of 2008 was $7.7 million, compared to $7.9 million for the same period in 2007, a decrease of 2.7%. Average invested assets, including cash and cash equivalents, were $787.5 million in the quarter ended September 30, 2008, compared to an average of $733.2 million in the same period in 2007, a growth of 7.4%. The pre-tax investment yield on our investment portfolio was 4.0% per annum during the quarter ended September 30, 2008, compared to 4.4% per annum during the same period in 2007.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended September 30, 2008 totaled $2.9 million, compared to net realized gains of $91,000 for the same period in 2007. Net realized losses in the third quarter were attributable to $381,000 in realized losses on the sale of equity securities and $2.5 million in other-than-temporary impairments of certain equities and asset-backed securities. Net realized gains in the third quarter of 2007 were the result of sales of equity securities and calls on fixed maturity securities.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $42.0 million for the three months ended September 30, 2008, compared to $54.9 million for the same period in 2007, a decrease of $12.9 million, or 23.6%. The current accident year loss and LAE incurred decreased as a result of lower premiums earned in the third quarter of 2008, as compared to the same period in 2007. In addition, for prior accident years, we recorded favorable prior accident year development of $6.6 million in the third quarter of 2008, compared to no change in loss and LAE incurred for prior accident years for the same period in 2007.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2008 were $14.5 million, compared to $15.9 million for the same period in 2007, a decrease of 8.7%. This decrease was primarily due to $2.4 million of experience-rated commissions from our 2008 reinsurance agreement, covering the $4 million excess of $1 million reinsured layer. This $2.4 million amount acts as an offset to expenses. Adding to this expense offset, we realized a $1.1 million decrease in insurance-related assessments and a $420,000 decrease in commissions. Offsetting these decreases, accounts receivable write-offs increased $2.2 million and salary and benefits increased $375,000.

Interest expense. Interest expense for the third quarter of 2008 was $654,000, compared to $900,000 for the same period in 2007. Weighted average borrowings for both periods were $36.1 million. The weighted average interest rate decreased to 6.8% per annum for the third quarter of 2008 from 9.5% per annum for the third quarter of 2007.

Income tax expense. Income tax expense for the three months ended September 30, 2008 was $5.7 million, compared to $4.5 million for the same period in 2007. The increase was primarily attributable to a $2.7 million increase in our pre-tax income, from $16.3 million for the three months ended September 30, 2007, to $19.1 million for the same period in 2008. Our effective tax rate for the quarter ended September 30, 2008 was 29.9%, compared to 27.7% for the same period in 2007.

Consolidated Results of Operations for Nine Months Ended September 30, 2008 Compared to September 30, 2007

Gross Premiums Written. Gross premiums written for the nine months ended September 30, 2008 were $242.7 million, compared to $265.9 million for the same period in 2007, a decrease of 8.7%. The decrease was attributable to a $10.3 million decrease in annual premiums on voluntary policies written during the period, a $10.4 million decrease in premiums resulting from payroll audits and related premium adjustments and a $2.4 million decrease in direct assigned risk premiums.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2008 were $228.7 million, compared to $250.7 million for the same period in 2007, a decrease of 8.8%. The decrease was primarily attributable to the decline in gross premiums written. As a percentage of gross premiums written, ceded premiums were 5.8% for the nine months ended September 30, 2008, compared to 5.7% for the same period in 2007.

Net Premiums Earned. Net premiums earned for the nine months ended September 30, 2008 were $217.7 million, compared to $232.6 million for the same period in 2007, a decrease of 6.4%. The decrease was attributable to a decline in net premiums written offset by earnings from premiums written in the previous four quarters.

Net Investment Income. Net investment income for the nine months ended September 30, 2008 was $22.9 million, compared to $22.3 million for the same period in 2007, an increase of 2.9%. The change was attributable to a 10.4% increase in our average invested assets, including cash and cash equivalents, from an average of $700.6 million in the nine months ended September 30, 2007 to an average of $773.2 million for the same period in 2008. Offsetting this growth was a decrease in pre-tax investment yield on our investment portfolio, to 4.0% per annum during the nine months ended September 30, 2008, from 4.2% per annum during the same period in 2007.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the nine months ended September 30, 2008 totaled $2.9 million, compared to gains of $127,000 for the same period in 2007. Net realized losses in the nine months ended September 30, 2008 were attributable to $320,000 in realized losses on the sale of equity securities and $2.5 million in other-than-temporary impairments of certain equities and asset-backed securities. Net realized gains in the same period of 2007 were the result of sales of equity securities and calls on fixed maturity securities.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $139.2 million for the nine months ended September 30, 2008, compared to $160.6 million for the same period in 2007, a decrease of $21.4 million, or 13.3%. The current accident year loss and LAE incurred decreased as a result of lower premiums earned in the nine months ended September 30, 2008, as compared to the same period in 2007. In addition, for prior accident years, we recorded favorable development of $11.1 million in 2008, compared to no change in loss and LAE incurred for prior accident years for the same period in 2007.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2008 were $43.1 million, compared to $47.8 million for the same period in 2007, a decrease of 9.8%. This decrease was primarily due to $7.1 million of experience-rated commissions from our 2008 reinsurance agreement, covering the $4 million excess of $1 million reinsured layer. This $7.1 million amount is an offset to expenses. Adding to this expense offset, we realized a $3.0 million decrease in insurance-related assessments. Offsetting these decreases, accounts receivable write-offs increased $2.2 million, salary and benefits increased $1.2 million, commissions increased $925,000 relating to the introduction of certain incentive programs, professional fees increased $299,000 and income from the commutations of reinsurance contracts decreased $307,000.

Interest expense. Interest expense for the nine months ended September 30, 2008 was $2.1 million, compared to $2.7 million for the comparable period of 2007. Weighted average borrowings for both periods were $36.1 million. The weighted average interest rate decreased to 7.2% per annum for the nine months ended September 30, 2008 from 9.3% per annum for the nine months ended September 30, 2007.

Income tax expense. Income tax expense for the nine months ended September 30, 2008 was $15.3 million, compared to $12.3 million for the same period in 2007. The increase was primarily attributable to a $9.5 million increase in our pre-tax income, from $43.9 million for the nine months ended September 30, 2007, to $53.4 million for the same period in 2008. Our effective tax rate for the nine months ended September 30, 2008 was 28.6%, compared to 28.0% for the same period in 2007. The increase in the effective tax rate from the nine months ended September 30, 2007 to the same period in 2008 was attributable to a lower percentage of pre-tax income from tax-exempt interest income.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities.

Net cash provided by operating activities was $44.0 million for the nine months ended September 30, 2008, which represented a $28.9 million decrease in cash provided by operating activities, from $72.9 million in net cash provided by operating activities for the nine months ended September 30, 2007. This decrease in operating cash was attributable to a $17.0 million decrease in reinsurance recoveries in the nine months ended September 30, 2008, compared to the same period in 2007, primarily related to commutations. Other contributing factors to our operating cash flow were a $6.1 million decrease in premiums collected, a $1.6 million increase in expense disbursements and a $1.4 million increase in federal income taxes paid for the nine months ended September 30, 2008, compared to the same period in 2007. Also, dividends paid to policyholders increased $3.9 million in the nine months ended September 30, 2008, compared to the same period in 2007, mainly attributable to a special “excessive profits” dividend we were required to pay to Florida policyholders. Offsetting the decreases in operating cash flow was a $987,000 decrease in claim payments.

Net cash used in investing activities was $20.3 million for the nine months ended September 30, 2008, compared to $54.9 million for the same period in 2007. Cash provided by sales and maturities of investments totaled $105.8 million for the nine months ended September 30, 2008 compared to $416.5 million for the same period in 2007. A total of $125.3 million in cash was used to purchase investments in the nine months ended September 30, 2008, compared to $471.2 million in purchases for the same period in 2007. The decrease in sales and purchases of investments from 2007 was due to a decrease in the use of variable rate demand obligations (sometimes referred to as “floaters”), which we bought and sold regularly in 2007, and which were recorded on a gross basis.

Net cash provided by financing activities in the nine months ended September 30, 2008 was $129,000, as compared $919,000 in the same period in 2007. In the nine months ended September 30, 2008, proceeds from stock option exercises totaled $113,000 and tax benefits related to share-based compensation was $16,000. In the nine months ended September 30, 2007, proceeds from stock option exercises totaled $748,000 and tax benefits from share-based compensation totaled $171,000.

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

On July 7, 2008, we commuted certain reinsurance agreements with Partner Reinsurance Company of the U. S. (“Partner Re”), covering portions of the 2005 and 2006 accident years. Partner Re remains obligated to subsidiaries of AMERISAFE under other reinsurance agreements. We received cash of approximately $4.5 million in exchange for releasing Partner Re from its reinsurance obligations under the commuted agreements and settling the commuted agreements’ profit contingency provisions. As a result of the commutation, we recorded pre-tax income of approximately $703,000 in the third quarter of 2008.

Investment Portfolio

As of September 30, 2008, our investment portfolio, including cash and cash equivalents, totaled $788.5 million, an increase of 7.0% from September 30, 2007. Our fixed maturity securities are classified as held-to-maturity, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. In 2007, we invested in variable rate demand obligations (“VRDOs”), which are long-term bonds that bear floating interest rates and provide investors with the option to tender or put the bonds at par, generally on a daily, weekly or monthly basis. Due to the fact that we purchased these securities with the intent to hold less than thirty days, we classified VRDOs as available-for-sale, as defined by SFAS No. 115. As such, VRDOs were reported at fair value on our balance sheet. We sold all of our available-for-sale fixed maturity securities as of January 15, 2008. Our equity securities are also classified as available-for-sale and reported at fair value. For the nine months ended September 30, 2008, net unrealized gains and losses for our equity securities decreased $7.8 million, from an overall net unrealized loss of $752,000 at December 31, 2007 to an overall net unrealized loss of $8.5 million at September 30, 2008.

On January 1, 2008, we adopted SFAS 157 that establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 6 of the financial statements, our securities available-for-sale are classified using Level 1 inputs. We did not elect the fair value option prescribed under SFAS 159 for any financial assets or financial liabilities as of September 30, 2008.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2008 is shown in the following table.

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities:
States and political subdivisions	$475,473	60.3%
U.S. agency-based mortgage-backed securities	95,649	12.1%
Commercial mortgage-backed securities	51,615	6.6%
U.S. Treasury securities and obligations of U.S. Government agencies	33,667	4.3%
Corporate bonds	16,133	2.0%
Asset-backed securities	11,770	1.5%

Total fixed maturity securities	684,307	86.8%

Equity securities	33,034	4.2%
Cash and cash equivalents	71,181	9.0%

Total investments, including cash and cash equivalents	$788,522	100.0%

It should be noted that, during the third quarter of 2008, our investment portfolio did not contain:

•	any holdings of preferred stock;

•	any common stock in Fannie Mae or Freddie Mac;

•	any common stock or debt holdings in Bear Stearns, Lehman Brothers, Morgan Stanley or Goldman Sachs; or

•	any common stock or debt holdings in American International Group, Wachovia, IndyMac Bank or Washington Mutual.

For our securities classified as available-for-sale, the securities are “marked to market” as of each financial close, whereby unrealized holding gains and losses are recorded against Accumulated Other Comprehensive Income (Loss), except when such securities are deemed to be other-than-temporarily impaired. For our securities classified as held-to-maturity, unrealized holding gains and losses are not reported in the financial statements until realized or until a decline in fair value, below amortized cost, is deemed to be other-than-temporary.

We regularly review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. We consider various factors in determining if a decline in the fair value of an individual security is other-than-temporary. Some of the factors we consider include:

•	any reduction or elimination of dividends, or nonpayment of scheduled principal or interest payments;

•	the financial condition and near-term prospects of the issuer of the applicable security, including any specific events that may affect its operations or earnings;

•	how long and by how much the fair value of the security has been below its cost or amortized cost;

•	any downgrades of the security by a rating agency; and

•	our intent and ability to keep the security for a sufficient time period for it to recover its value.

In September 2008, we recorded charges for certain equities and asset-backed securities, whose fair values we determined were other-than-temporarily impaired. These charges are included in “Net realized gains (losses) on investments,” and total $2.5 million for the quarter ended September 30, 2008. No other such impairment charges were taken in the first two quarters of 2008 or in 2007. The pre-tax investment yield on our investment portfolio was 4.0% per annum during the nine months ended September 30, 2008, compared to 4.2% per annum during the same period in 2007.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
10.1	Employment Agreement, dated November 1, 2008 by and between the Company and G. Janelle Frost

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

November 6, 2008	/s/ C. Allen Bradley, Jr.
C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2008	/s/ G. Janelle Frost
G. Janelle Frost
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement, dated November 1, 2008 by and between the Company and G. Janelle Frost

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002