Form 10-K
period 2008-12-31
AMERISAFE INC
filed 2009-03-09
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $298.6 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of March 1, 2009, there were 18,856,602 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	decreased level of business activity of our policyholders caused by decreased business activity in the industries we target;

•	changes in general economic conditions, including recession, inflation, performance of financial markets, interest rates, unemployment rates and fluctuating asset values;

•	decreased demand for our insurance;

•

greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	negative developments in economic, competitive or regulatory conditions within the workers’ compensation insurance industry;

•

increased competition on the basis of premium rates, coverage availability, payment terms, claims management, safety services, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation;

•	developments in capital markets that adversely affect the performance of our investments;

•	the cyclical nature of the workers’ compensation insurance industry;

•	changes in the availability, cost or quality of reinsurance and the failure of our reinsurers to pay claims in a timely manner or at all;

•	changes in regulations, laws, rates, or rating factors applicable to us, our policyholders or the agencies that sell our insurance;

•	changes in rating agency policies or practices;

•	loss of the services of any of our senior management or other key employees;

•	changes in legal theories of liability under our insurance policies;

•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

Overview

We are a specialty provider of workers’ compensation insurance focused on small to mid-sized employers engaged in hazardous industries, principally construction, trucking, agriculture, logging, oil and gas, maritime and sawmills. Since commencing operations in 1986, we have gained significant experience underwriting the complex workers’ compensation exposures inherent in these industries. We provide coverage to employers under state and federal workers’ compensation laws. These laws prescribe wage replacement and medical care benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our workers’ compensation insurance policies provide benefits to injured employees for, among other things, temporary or permanent disability, death and medical and hospital expenses. The benefits payable and the duration of those benefits are set by state or federal law. The benefits vary by jurisdiction, the nature and severity of the injury and the wages of the employee. The employer, who is the policyholder, pays the premiums for coverage.

Hazardous industry employers tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. For example, our construction employers generally on average paid premium rates equal to $6.84 per $100 of payroll to obtain workers’ compensation coverage for all of their employees in 2008.

We employ a proactive, disciplined approach in underwriting employers and providing comprehensive services intended to lessen the overall incidence and cost of workplace injuries. We provide safety services at employers’ workplaces as a vital component of our underwriting process and to promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety or fraud concerns.

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

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries.    We have extensive experience insuring employers engaged in hazardous industries and have a history of profitable underwriting in these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 91.7% in 2008, 90.8% in 2007 and 91.1% in 2006.

Focus on Small to Mid-Sized Employers.    We believe large insurance companies generally do not target small to mid-sized employers in hazardous industries due to their smaller premium sizes, types of operations, mobile workforces and extensive service needs. We provide enhanced customer services to our policyholders. For example, unlike many of our competitors, our premium payment plans enable our policyholders to better match their premium payments with their payroll costs and cash flow.

Specialized Underwriting Expertise.    Based on our 23-year history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools that support our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new business. We do not delegate underwriting authority to agencies that sell our insurance or to any other third party.

Comprehensive Safety Services.    We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention, and encourage safer workplaces by deploying experienced field safety professionals, or FSPs, to our policyholders’ worksites. In 2008, more than 88% of our new voluntary business policyholders were subject to pre-quotation safety inspections. Additionally, we perform periodic on-site safety surveys on all of our voluntary business policyholders.

Proactive Claims Management.    Our employees manage substantially all of our open claims in-house utilizing intensive claims management practices that emphasize a personal approach and quality, cost-effective medical treatment. As of December 31, 2008, the open indemnity claims per field case manager, or FCM, averaged 50 claims, which we believe is significantly less than the industry average. We believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation, and more rapidly close claims, all of which ultimately lead to lower overall claim costs.

Strategy

We intend to increase our book value and produce favorable returns on equity using the following strategies:

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

Increase Market Penetration.    Based on data received from the National Association of Insurance Commissioners, or the NAIC, we do not have more than 5.0% of the market share in any state we serve. As a result, we believe we have the opportunity to increase market penetration in those states. Competition in our target markets is fragmented by state and industry. We believe that our specialized underwriting expertise and safety, claims, and audit services position us to profitably increase our market share in our existing principal markets, with minimal increase in field service employees.

Prudent and Opportunistic Geographic Expansion.    While we actively market our insurance in 30 states and the District of Columbia, 53.0% of our voluntary in-force premiums were generated in the seven states where we derived 5% or more of our gross premiums written in 2008. We are licensed in an additional 17 states and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so.

Leverage Existing Information Technology.    We believe our customized operational system, ICAMS, along with the analytical data warehouse that ICAMS feeds, significantly enhances our ability to select risk, write profitable business, and cost-effectively administer our billing, claims, and audit functions.

Maintain Capital Strength.    We plan to manage our capital to achieve our profitability goals while maintaining optimal operating leverage for our insurance company subsidiaries. To accomplish this objective, we intend to maintain underwriting profitability throughout market cycles, optimize our use of reinsurance and produce an appropriate risk adjusted return on our growing investment portfolio.

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

Workers’ compensation insurance policies generally provide that the insurance carrier will pay all benefits that the insured employer may become obligated to pay under applicable workers’ compensation laws. Each state has a regulatory and adjudicatory system that quantifies the level of wage replacement to be paid, determines the level of medical care required to be provided and the cost of temporary or permanent impairment and specifies the options in selecting medical providers available to the injured employee or the employer. These state laws generally require two types of benefits for injured employees: (1) medical benefits, which include expenses related to diagnosis and treatment of the injury, as well as any required rehabilitation, and (2) indemnity payments, which consist of temporary wage replacement, permanent disability payments and death benefits to surviving family members. To fulfill these mandated financial obligations, virtually all employers are required to purchase workers’ compensation insurance or, if permitted by state law or approved by the U.S. Department of Labor, to self-insure. The employers may purchase workers’ compensation insurance from a private insurance carrier, a state-sanctioned assigned risk pool, or a self-insurance fund, which is an entity that allows employers to obtain workers’ compensation coverage on a pooled basis, typically subjecting each employer to joint and several liability for the entire fund.

Workers’ compensation was the fourth-largest property and casualty insurance line in the United States in 2007, according to A.M. Best. Direct premiums written in 2007 for the workers’ compensation insurance industry were $52 billion, and direct premiums written for the property and casualty industry as a whole were $441 billion, according to A.M. Best. According to the most recent market data reported by the National Council on Compensation Insurance, Inc., or the NCCI, which is the official ratings bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business were $15 billion.

Outlook.    We believe that current economic conditions will adversely affect our reported gross premiums written and revenues in 2009. In 2008, 73.5% of our gross premiums written were derived from policyholders in the construction, trucking, agriculture and logging industries. As a result, our gross premiums written are, to a significant extent, dependent upon economic conditions in those industries, as well as upon economic conditions generally. Economic activity began to decline in the latter part of 2007 and the decline accelerated in 2008, negatively affecting the construction, trucking, agriculture and logging industries, along with others. We believe that the slowdown in economic activity will continue in 2009. We further believe that the challenges presented by this slowing economic activity will be aggravated by the impact of lower estimated loss costs adopted by a number of states in which we do business. Estimated loss costs provide the basis upon which we calculate the premiums we charge for the insurance we write. Lower loss costs are part of the normal cyclicality of our industry, and we believe they will eventually reverse themselves. However, we cannot predict the timing of any changes in loss costs. Notwithstanding current market conditions, we will continue to focus on market segmentation, effective risk selection, expense management and overall underwriting profitability.

Policyholders

As of December 31, 2008, we had more than 7,700 voluntary business policyholders with an average annual workers’ compensation policy premium of $36,653. As of December 31, 2008, our ten largest voluntary business policyholders accounted for 2.2% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 91.7% in 2008, 90.8% in 2007 and 91.1% in 2006.

In addition to our voluntary workers’ compensation business, we underwrite workers’ compensation policies for employers assigned to us and assume reinsurance premiums from mandatory pooling arrangements, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. We separately underwrite general liability insurance policies for our workers’ compensation policyholders in the logging industry on a select basis. Our assigned risk business fulfills our statutory obligation to participate in residual market plans in four states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2008, our assigned risk business accounted for 1.4% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 1.4% of our gross premiums written. Our general liability insurance business accounted for less than 0.5% of our gross premiums written for the year ended December 31, 2008.

Targeted Industries

We provide workers’ compensation insurance primarily to employers in the following targeted hazardous industries:

Construction.    Includes a broad range of operations such as highway and bridge construction, building and maintenance of pipeline and powerline networks, excavation, commercial construction, roofing, iron and steel erection, tower erection and numerous other specialized construction operations. In 2008, our average policy premium for voluntary workers’ compensation within the construction industry was $37,298, or $6.84 per $100 of payroll.

Trucking.    Includes a large spectrum of diverse operations including contract haulers, regional and local freight carriers, special equipment transporters and other trucking companies that conduct a variety of short- and long-haul operations. In 2008, our average policy premium for voluntary workers’ compensation within the trucking industry was $39,102, or $7.36 per $100 of payroll.

Agriculture.    Includes crop maintenance and harvesting, grain and produce operations, nursery operations, meat processing, and livestock feed and transportation. In 2008, our average policy premium for voluntary workers’ compensation within the agriculture industry was $23,341, or $5.66 per $100 of payroll.

Logging.    Includes tree harvesting operations ranging from labor intensive chainsaw felling and trimming to sophisticated mechanized operations using heavy equipment. In 2008, our average policy premium for voluntary workers’ compensation within the logging industry was $18,552, or $15.79 per $100 of payroll.

Oil and Gas.    Includes various oil and gas activities including gathering, transportation, processing, production, and field service operations. In 2008, our average policy premium for voluntary workers’ compensation within the oil and gas industry was $46,602, or $5.91 per $100 of payroll.

Maritime.    Includes ship building and repair, pier and marine construction, inter-coastal construction, and stevedoring. In 2008, our average policy premium for voluntary workers’ compensation within the maritime industry was $73,769, or $8.02 per $100 of payroll.

Sawmills.    Includes sawmills and various other lumber-related operations. In 2008, our average policy premium for the sawmill industry was $27,131, or $8.41 per $100 of payroll.

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

In addition to workers’ compensation insurance, we also offer general liability insurance coverage only to our workers’ compensation policyholders in the logging industry on a select basis. As of December 31, 2008, less than 0.6% of our voluntary in-force premiums were derived from general liability policies.

Gross premiums written during the years ended December 31, 2008, 2007 and 2006, and the allocation of those premiums among the hazardous industries we target are presented in the table below.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2008	2007	2006	2008	2007	2006
	(In thousands)
Voluntary business:
Construction	$127,667	$136,834	$132,083	41.5%	41.7%	39.7%
Trucking	67,072	73,064	70,221	21.8%	22.3%	21.1%
Agriculture	16,487	15,778	13,681	5.3%	4.8%	4.1%
Logging	14,983	17,209	24,553	4.9%	5.3%	7.4%
Oil and Gas	13,308	12,505	10,578	4.3%	3.8%	3.2%
Maritime	8,642	8,526	9,180	2.8%	2.6%	2.8%
Sawmills	3,915	5,389	4,260	1.3%	1.6%	1.3%
Other	47,131	46,766	51,547	15.3%	14.3%	15.5%

Total voluntary business	299,205	316,071	316,103	97.2%	96.4%	95.1%

Assigned risk business	4,344	7,554	11,936	1.4%	2.3%	3.6%
Assumed premiums	4,291	4,136	4,452	1.4%	1.3%	1.3%

Total	$307,840	$327,761	$332,491	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 47 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with no more than 9.6% of our gross premiums written in 2008 derived from any one state. The table below identifies, for the years ended December 31, 2008, 2007 and 2006, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the three years presented.

	Percentage of Gross Premiums Written Year Ended December 31,
State	2008	2007	2006
Georgia	9.6%	9.9%	9.1%
Louisiana	8.8%	10.6%	8.9%
North Carolina	8.7%	9.5%	7.5%
Oklahoma	7.5%	4.9%	4.4%
Illinois	6.8%	5.2%	4.6%
Virginia	5.9%	5.8%	6.1%
Pennsylvania	5.6%	4.7%	4.8%
Texas	4.5%	4.1%	5.8%
South Carolina	4.1%	4.8%	4.5%
Minnesota	3.9%	3.8%	4.4%
Mississippi	3.6%	4.6%	4.2%
Tennessee	3.5%	3.9%	4.2%
Alaska	3.3%	3.5%	4.4%
Wisconsin	3.3%	3.4%	2.9%
Florida	3.0%	4.6%	6.5%
Arkansas	2.8%	2.9%	3.8%

Sales and Marketing

We sell our workers’ compensation insurance through agencies. As of December 31, 2008, our insurance was sold through more than 2,800 independent agencies and our wholly-owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 27 states. We are selective in establishing and maintaining relationships with independent agencies. We establish and maintain relationships only with those agencies that provide quality application flow from policyholders in our target industries and classes that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Our average commission rate for our independent agencies was 7.4% for the year ended December 31, 2008. We pay our insurance agency subsidiary a commission rate of 8.0%. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2008, independent agencies accounted for 89.8% of our voluntary in-force premiums, and no independent agency accounted for more than 1.0% of our voluntary in-force premiums at that date.

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

Pricing

In the majority of states, workers’ compensation insurance rates are based upon published “loss costs.” Loss costs are derived from wage and loss data reported by insurers to the state’s statistical agent, which in most states is the NCCI. The state agent then promulgates loss costs for specific job descriptions or class codes. Insurers file requests for adoption of a loss cost multiplier, or LCM, to be applied to the loss costs to support operating costs and profit margins. In addition, most states allow pricing flexibility above and below the filed LCM, within certain limits.

We obtain approval of our rates, including our LCMs, from state regulatory authorities. To maintain rates at profitable levels, we regularly monitor and adjust our LCMs. The effective LCM for our voluntary business was 1.46 for policy year 2008, 1.51 for policy year 2007, 1.54 for policy year 2006, 1.56 for policy year 2005 and 1.53 for policy year 2004. If we are unable to charge rates in a particular state or industry to produce satisfactory results, we seek to control and reduce our premium volume in that state or industry and redeploy our capital in other states or industries that offer greater opportunity to earn an underwriting profit.

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection, or other safety devices. Our field safety professionals, or FSPs, travel to employers’ worksites to perform these safety inspections. These initial in-depth analyses allow our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2008, more than 88% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policyholders were not inspected prior to a premium quote for a variety of reasons, including small premium size or the fact that the policyholder was previously a policyholder subject to our safety inspections.

After an employer becomes a policyholder, we continue to emphasize workplace safety through periodic workplace visits, assisting the policyholder in designing and implementing enhanced safety management programs, providing safety-related information and conducting rigorous post-accident management. Generally, we may cancel or decline to renew an insurance policy if the policyholder does not implement or maintain reasonable safety management practices that we recommend.

Our FSPs participate in an incentive compensation program under which bonuses are paid semi-annually based upon an FSP’s production and their policyholders’ aggregate loss ratios. The results are measured 33 months after the inception of the subject policy period.

Claims

We have structured our claims operation to provide immediate, intensive, and personal management of claims to guide injured employees through medical treatment, rehabilitation and recovery, with the primary goal of returning the injured employee to work as promptly as practicable. We seek to limit the number of claim disputes with injured employees through early intervention in the claims process.

Our field case managers, or FCMs, are located in the geographic areas where our policyholders are based. We believe the presence of our FCMs in the field enhances our ability to guide an injured employee to the appropriate conclusion in a friendly, dignified and supportive manner. Our FCMs have broad authority to manage claims from occurrence of a workplace injury through resolution, including authority to retain many different medical providers at our expense. Such providers comprise not only our recommended medical providers, but also nurse case managers, independent medical examiners, vocational specialists, rehabilitation specialists and other specialty providers of medical services necessary to achieve a quality outcome.

Following notification of a workplace injury, a FCM will contact the policyholder, the injured employee, and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided. The FCM will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2008, we averaged 50 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

While we seek to promptly settle valid claims, we also aggressively defend against claims we consider to be non-meritorious. Where possible, we purchase annuities on longer life claims to close the claim, while still providing an appropriate level of benefits to an injured employee.

Premium Audits

We conduct premium audits on all of our voluntary business policyholders annually, upon the expiration of each policy, including when the policy is renewed. The purpose of these audits is to verify that policyholders have accurately reported their payroll expenses and employee job classifications, and therefore, have paid us the premium required under the terms of their policies. In addition to annual audits, we selectively perform interim audits on certain classes of business if significant or unusual claims are filed or if the monthly reports submitted by a policyholder reflect a payroll pattern or other aberrations that cause underwriting, safety or fraud concerns. We also mitigate potential losses from under-reporting of premium or delinquent premium payment by collecting a deposit from the policyholder at the inception of the policy, typically representing 15% of the total estimated annual premium, which deposit can be utilized to offset losses from non-payment of premium.

Loss Reserves

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at a given point in time.

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our more than 23 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business, but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

The case incurred amount varies over time due to uncertainties with respect to medical treatment and outcome, length and degree of disability, recurrence of injury, employment availability and wage levels and judicial determinations. As changes occur, the case incurred amount is adjusted. The initial estimate of the case incurred amount can vary significantly from the amount ultimately paid, especially in circumstances involving severe injuries with comprehensive medical treatment. Changes in case incurred amounts is an important component of our historical claim data.

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

In establishing reserves, we rely on the analysis of the more than 161,000 claims in our 23-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.

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

As of December 31, 2008, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $474.7 million, which includes $9.2 million in reserves for mandatory pooling arrangements as reported by the pool administrators. This estimate was derived from the process and methodology described above, which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates.

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

Additional information regarding our reserve for unpaid loss and loss adjustment expenses as of December 31, 2008, 2007, and 2006 is set forth below:

	2008	2007	2006
	(In thousands)
Gross case loss and DCC reserves	$375,098	$392,540	$375,783
AO reserves	16,732	16,794	18,903
Gross IBNR reserves	139,463	128,069	124,492

Gross unpaid loss, DCC and AO reserves	531,293	537,403	519,178

Reinsurance recoverables on unpaid loss and LAE	(56,596)	(74,925)	(106,810)

Net unpaid loss, DCC and AO reserves	$474,697	$462,478	$412,368

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred Development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by plus and minus 20%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2008 data, are summarized below.

Change in Paid LDFs	Change in Incurred LDFs	Resultant Change in Net Loss and DCC Reserve
		Amount ($)	Percentage
		(In thousands)
+20%	+20%	19,738	4.4%
+20%	0%	8,812	2.0%
+20%	–20%	(1,990)	(0.4)%
0%	+20%	11,555	2.6%
0%	0%	—	0.0%
0%	–20%	(10,776)	(2.4)%
–20%	+20%	5,926	1.3%
–20%	0%	(6,581)	(1.5)%
–20%	–20%	(18,033)	(4.0)%

For our paid and incurred Weighted Severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by plus and minus 20%. The results of this sensitivity analysis, using December 31, 2008 data, are summarized below.

Change in Severity Trend	Resultant Change in Net Loss and DCC Reserve
	Amount ($)	Percentage
	(In thousands)
+20%	8,544	1.9%
–20%	(6,858)	(1.5)%

The Bornhuetter-Ferguson method estimates ultimate loss by averaging Weighted Severity paid or incurred losses and expected future paid or incurred development. To measure sensitivity, we changed this average by plus and minus 20%. The results of this sensitivity analysis, using December 31, 2008 data, are summarized below.

Change in Expected Losses	Resultant Change in Net Loss and DCC Reserve
	Amount ($)	Percentage
	(In thousands)
+20%	10,493	2.3%
–20%	(6,890)	(1.5)%

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2008, 2007 and 2006, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Balance, beginning of period	$537,403	$519,178	$484,485
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	74,925	106,810	120,232

Net balance, beginning of period	462,478	412,368	364,253

Add incurred related to:
Current year	196,776	208,021	201,711
Prior years	(20,387)	(9,490)	(2,227)

Total incurred	176,389	198,531	199,484

Less paid related to:
Current year	47,539	43,012	41,002
Prior years	116,631	105,409	110,367

Total paid	164,170	148,421	151,369

Net balance, end of period	474,697	462,478	412,368

Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	56,596	74,925	106,810

Balance, end of period	$531,293	$537,403	$519,178

Our gross reserves for loss and loss adjustment expenses of $531.3 million as of December 31, 2008 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2008, we had 4,793 open claims, with an average of $110,848 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2008, 6,324 new claims were reported, and 6,831 claims were closed.

As of December 31, 2007, our gross reserves for loss and loss adjustment expenses were $537.4 million. Our reserves decreased from December 31, 2007 to December 31, 2008 as a result of an increase in the current accident year loss ratio combined with a decrease in amounts recoverable from reinsurers, offset by $20.4 million of favorable development in prior accident years. As of December 31, 2007, we had 5,300 open claims, with an average of $101,397 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2007, 6,899 new claims were reported, and 7,293 claims were closed.

As of December 31, 2006, our gross reserves for loss and loss adjustment expenses were $519.2 million. Our reserves increased from December 31, 2006 to December 31, 2007 as a result of an increase in the current accident year loss ratio combined with a decrease in the amounts recoverable from reinsurers, offset by $9.5 million of favorable development in prior accident years. As of December 31, 2006, we had 5,694 open claims, with an average of $91,180 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2006, 6,581 new claims were reported, and 6,942 claims were closed.

Loss Development

The table below shows the net loss development for business written each year from 1998 through 2008. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 1998, it was estimated that $43.6 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 1998, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $43.6 million as of December 31, 1998, by December 31, 2008 (ten years later) $61.7 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 1998.

The “cumulative redundancy/(deficiency)” represents, as of December 31, 2008, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(In thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$43,625	$72,599	$86,192	$119,020	$152,908	$183,001	$243,256	$364,253	$412,366	$462,478	$474,697
Net reserve estimated as of:
One year later	49,098	75,588	96,801	123,413	155,683	196,955	265,138	362,026	402,876	442,091
Two years later	50,764	82,633	98,871	116,291	168,410	217,836	262,601	361,181	372,520
Three years later	57,750	86,336	92,740	119,814	187,225	218,217	262,427	346,914
Four years later	59,800	86,829	93,328	132,332	189,098	219,114	256,790
Five years later	60,074	87,088	101,417	134,836	190,161	214,304
Six years later	61,297	90,156	104,716	136,277	186,829
Seven years later	61,578	91,170	105,391	133,588
Eight years later	62,484	91,765	100,225
Nine years later	62,377	90,444
Ten years later	61,749
Net cumulative redundancy (deficiency)	$(18,124)	$(17,845)	$(14,033)	$(14,568)	$(33,921)	$(31,303)	$(13,534)	$17,339	$39,846	$20,387
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	26,140	45,095	51,470	51,114	66,545	73,783	40,514	110,369	105,408	116,631
Two years later	37,835	62,141	62,969	71,852	101,907	65,752	97,091	164,354	167,852
Three years later	45,404	67,267	70,036	84,341	73,391	99,829	124,785	201,393
Four years later	48,184	70,894	73,680	42,919	96,884	114,594	154,799
Five years later	50,045	72,744	38,939	59,194	110,475	136,497
Six years later	50,831	58,809	49,141	76,547	128,629
Seven years later	51,863	62,550	61,307	90,575
Eight years later	52,796	67,744	68,862
Nine years later	54,011	70,946
Ten years later	54,933
Net reserve—December 31	$43,625	$72,599	$86,192	$119,020	$152,908	$183,001	$243,256	$364,253	$412,366	$462,478	$474,697
Reinsurance recoverables	37,086	183,818	293,632	264,013	193,634	194,558	189,624	120,232	106,810	74,925	56,596

Gross reserve—December 31	$80,711	$256,417	$379,824	$383,033	$346,542	$377,559	$432,880	$484,485	$519,176	$537,403	$531,293

Net re-estimated reserve	$61,749	$90,444	$100,225	$133,588	$186,829	$214,304	$256,790	$346,914	$372,520	$442,091
Re-estimated reinsurance recoverables	121,225	279,252	377,641	343,388	269,085	213,734	173,453	108,639	100,684	69,014

Gross re-estimated reserve	$182,974	$369,696	$477,866	$476,926	$455,914	$428,038	$430,243	$455,553	$473,204	$511,105

Gross cumulative redundancy (deficiency)	$(102,263)	$(113,279)	$(98,042)	$(93,893)	$(109,372)	$(50,479)	$2,637	$28,932	$45,972	$26,298

Our net cumulative redundancy (deficiency) set forth in the table above is net of amounts recoverable from our reinsurers, including Reliance Insurance Company, one of our former reinsurers. In 2001, Reliance was placed under regulatory supervision by the Pennsylvania Insurance Department and was subsequently placed into liquidation. As a result, we recognized losses related to uncollectible amounts from Reliance of $500,000 in 2007, $0 in 2006, $770,000 in 2005, $260,000 in 2004, $1.3 million in 2003, $2.0 million in 2002 and $17.0 million in 2001.

Investments

We derive net investment income from our invested assets. As of December 31, 2008, the carrying value of our investment portfolio, including cash and cash equivalents, was $800.0 million and the fair value of the portfolio was $783.8 million.

Our investment strategy is to maximize after-tax income within the guidelines established by our investment committee. We pay investment management fees based on the fair value of assets under management. Our management investment committee has established a Statement of Investment Policy and Guidelines, and we review the policy with the investment committee of our board of directors periodically, such review including asset allocation for compliance with our policy.

Our fixed maturity portfolio is primarily managed by Prudential Investment Management, Inc., a registered advisory firm and a subsidiary of Prudential Financial, Inc. Our equity securities are managed by us.

We classify all of our fixed maturity securities as “held-to-maturity,” so we do not reflect any changes in fair value for these securities in our financial statements, unless such changes are deemed to be “other than temporary impairments,” in which case such impairments flow through our income statement within the category, “Net realized gains (losses) on investments.” We generally seek to limit our holdings in equity securities to no more than 30% of shareholders’ equity, plus redeemable preferred stock, on a fair value basis.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investments” for further information on the composition and results of our investment portfolio.

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the effective interest rate for the year ended December 31, 2008 based on the carrying value of each category as of December 31, 2008:

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(In thousands)
Fixed maturity securities:
State and political subdivisions	$482,923	60.4%	6.1%
U.S. agency-based mortgage-backed securities	92,862	11.6%	5.3%
Commercial mortgage-backed securities	51,610	6.4%	5.5%
U.S. Treasury securities and obligations of U.S. Government agencies	23,024	2.9%	4.6%
Corporate bonds	19,054	2.4%	6.7%
Asset-backed securities	10,803	1.3%	9.3%

Total fixed maturity securities	680,276	85.0%	5.9%
Equity securities	24,431	3.1%	3.0%
Cash and cash equivalents	95,266	11.9%	1.7%

Total investments, including cash and cash equivalents	$799,973	100%	5.3%

As of December 31, 2008, our fixed maturity securities had a carrying value of $680.3 million, which represented 85.0% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2008, the pre-tax accounting investment yield of our investment portfolio was 4.0% per annum.

The gross unrealized gains and losses on, and the cost and fair value of, our investment portfolio as of December 31, 2008 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturity securities, held-to-maturity	$680,276	$9,156	$(25,348)	$664,084
Equity securities, available-for-sale	25,002	—	(571)	24,431

Totals	$705,278	$9,156	$(25,919)	$688,515

The amortized cost for the fixed maturity securities classified as held-to-maturity includes an unamortized gain of $1.9 million. This gain resulted in 2004 from the difference between each security’s par value and fair value at the date of transfer from available-for-sale to held-to-maturity and is being amortized as a yield adjustment over the respective life of each security.

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2008, as rated by Standard and Poor’s.

Credit Rating	Percentage of Total Carrying Value
“AAA”	53.3%
“AA”	30.7%
“A”	13.6%
“BBB”	2.0%
“BB”	0.3%
“B”	0.1%

Total	100.0%

As of December 31, 2008, the average composite rating of our fixed maturity securities was “AA+.”

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2008. For securities that are redeemable at the option of the issuer and have a carrying value that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a carrying value that is less than par value, the maturity used for the table below is the final maturity date.

Remaining Time to Maturity	As of December 31, 2008
	Carrying Value	Percentage
	(In thousands)
Less than one year	$60,826	8.9%
One to five years	157,465	23.1%
Five to ten years	125,758	18.5%
More than ten years	180,952	26.6%
U.S. agency-based mortgage-backed securities	92,862	13.7%
Commercial mortgage-backed securities	51,610	7.6%
Asset-backed securities	10,803	1.6%

Total	$680,276	100.0%

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

2009 Excess of Loss Reinsurance Treaty Program

Effective January 1, 2009, we entered into a new excess of loss reinsurance treaty program related to our voluntary and assigned risk business that applies to losses incurred between January 1, 2009 and the date on which our reinsurance agreements are terminated. Our reinsurance treaty program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions, and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to a maximum of $10.0 million for any single claimant, subject to applicable deductibles, retentions and aggregate limits. We have 16 reinsurers participating in our 2009 reinsurance treaty program. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or letters of credit. If security is required because of a ratings downgrade, the form of security must be mutually agreed to between the reinsurer and us.

Our 2009 reinsurance treaty program provides coverage in the following four layers:

•

First Layer.    This layer was part of our 2008 reinsurance treaty program, and is a three-year structured product. It covers losses incurred between January 1, 2008 and January 1, 2011. The treaty affords coverage in two parts up to $4.0 million for each loss occurrence in excess of $1.0 million. Before our reinsurers are obligated to reimburse us under this layer, we are subject to an annual aggregate deductible of $20.0 million under the first part of this coverage and $40.0 million under the second part of this coverage. The limit under the first part of this coverage for all claims, including certain terrorism claims, is $20.0 million in any one year and $40.0 million in the aggregate for all three years covered by this layer. The limit under the second part of this coverage for all claims, including certain terrorism claims, is $20.0 million in the aggregate for all three years covered by this layer. Through December 31, 2008, our losses in this layer had not exceeded the $20 million annual aggregate deductible.

•

Second Layer.    This is a three-year treaty covering losses incurred between January 1, 2009 and January 1, 2012. The treaty affords coverage up to $5.0 million for each loss occurrence in excess of $5.0 million. The aggregate limit for all claims, including terrorism, under this layer is $10.0 million in any one year and $20.0 million in the aggregate for all three years covered by this layer.

•	Third Layer. Affords coverage up to $40.0 million for each loss occurrence in excess of $10.0 million. The aggregate limit for all claims, including terrorism, under this layer is $80.0 million.

The agreement for both parts of the first layer will terminate on January 1, 2011, the agreement for the second layer will terminate on January 1, 2012, and the third layer of coverage will terminate on January 1, 2010. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements.

At our option, we have the right to commute the reinsurers’ obligations under the agreement for the first and second layers of coverage at any time after the end of the applicable terms of the agreements. If we commute the reinsurers’ obligations, we are entitled to receive a portion of the premiums that were paid to the reinsurers prior to the effective dates of the applicable commutations, subject to certain adjustments provided in the agreement.

The table below sets forth the reinsurers participating in our 2009 reinsurance program:

Reinsurer	A.M. Best Rating
Arch Reinsurance Company	A
Aspen Insurance Limited	A
Aspen Insurance UK Limited	A
Barbican Syndicate (1)	A
BRT Syndicate (1)	A
Catlin Underwriting Inc.	A
Faraday Syndicate (1)	A
Hannover Reinsurance (Ireland) Limited	A
Hannover Ruckversicherungs-Aktiengesellschaft	A
Harbor Point Reinsurance U.S., Inc.	A
Heritage Syndicate (1)	A
Liberty Syndicate (1)	A
Max at Lloyds ApS - Denmark (1)	A
Munich Reinsurance America, Inc.	A+
Paris Re	A–
QBE Syndicate (1)	A

(1)	Member of Lloyd’s of London syndicate.

Due to the nature of reinsurance, we have receivables from reinsurers that apply to accident years prior to 2008. The table below summarizes our amounts recoverable from reinsurers as of December 31, 2008.

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2008
		(In thousands)
Odyssey America Reinsurance Company	A	$14,940
St. Paul Fire and Marine Insurance Company	A+	7,917
Clearwater Insurance Company	A–	7,599
Minnesota Workers’ Compensation Reinsurance Association	NR	6,205
Finial Reinsurance Company	A–	5,146
SCOR Reinsurance Company	A–	5,125
Hannover Reinsurance (Ireland) Limited	A	4,730
Aspen Insurance Limited	A	4,730
Clearwater Select Insurance Company	A	1,120
American National Insurance Company	A+	1,114
Hannover Ruckversicherungs-Aktiengesellschaft (1)	A	1,062
Other (30 reinsurers)	—	8,075

Total		$67,763

(1)	Current participant in our 2009 reinsurance program.

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

For insured losses in 2009, each insurance company is responsible for a statutory deductible under the 2007 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2009, the U.S. Federal Government will reimburse 85% of an insurance company’s covered losses over the statutory deductible. In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceed $100.0 million for any act of terrorism occurring in 2009. However, there is no relief from the requirement under the 2007 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.

Under the 2007 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in their workers’ compensation policies. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological, radioactive or chemical agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our 2009 reinsurance treaty program that affords coverage for up to $50 million for losses arising from terrorism but excluding nuclear, biological, radiological and chemical attacks, subject to the deductibles, retentions, definitions and aggregate limits.

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

Core Systems

ICAMS.    Our internally developed Insurance Claims and Accounting Management System, or ICAMS, is an application designed to administer our workers’ compensation insurance business. ICAMS provides comprehensive rating, analysis, quotation, audit, claims, policy issuance, billings, collections and policy-level accounting transaction processes. By combining the information we obtain in our underwriting process with information on claims billing and claims management, we are able to enhance our services to our policyholders.

RealSafe.    RealSafe is an internally developed application that supports our field safety professionals, as well as safety, claims and underwriting departments in our home office, by providing risk assessment and reporting of information to support safety and loss control initiatives.

CLAIMExpert.    CLAIMExpert is a purchased application utilized by our claims department to assist in work flow management. The application distributes all claims-related mail to the appropriate FCM and allows for the use of multiple cost containment vendors. CLAIMExpert also serves as the file repository for claims-related mail and documents, and is web-accessible by our authorized users.

Integrated Document Management System.    Our integrated document management system is a purchased application being used by all of our departments outside of Amerisafe General Agency, our wholly owned insurance agency, to store, manage, and facilitate the movement of imaged and other electronic documents. The system allows departmental management to closely monitor and modify employee workloads as needed and facilitates consistent document management throughout the company.

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

Competition

The insurance industry, in general, is highly competitive and there is significant competition in the workers’ compensation insurance industry. Competition in the insurance business is based on many factors, including premium rates, policy terms, coverage availability, claims management, safety services, payment terms, types of insurance offered, overall financial strength, and financial ratings assigned by independent rating organizations, such as A.M. Best. Some of the insurers with which we compete have significantly greater financial, marketing, and management resources than we do. We may also compete with new market entrants in the future.

We believe the workers’ compensation market for the hazardous industries we target is more fragmented and to some degree less competitive than other segments of the workers’ compensation market. Our competitors include other insurance companies, individual self-insured companies, state insurance pools and self-insurance funds. We estimate that more than 300 insurance companies participate in the workers’ compensation market. The insurance companies with which we compete vary state by state and by the industries we target. These market conditions are also impacted by lower estimated loss costs adopted by a number of states in which we do business.

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

Ratings

Many insurance buyers and agencies use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. In April 2008, A.M. Best announced that it had affirmed our financial strength rating of “A–” (Excellent). An “A–” rating is the fourth highest of 15 rating categories used by A.M. Best. The rating has a stable outlook for AMERISAFE and our insurance company subsidiaries.

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

Employees

As of December 31, 2008, we had 463 full-time employees and five part-time employees. None of our employees is subject to collective bargaining agreements. We believe that our employee relations are good.

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

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. American Interstate and Silver Oak Casualty are primarily subject to regulation and supervision by the Louisiana Department of Insurance and Workers’ Compensation Commission. American Interstate of Texas is primarily subject to regulation and supervision by the Texas Department of Insurance and Workers’ Compensation Commission. These state agencies have broad regulatory, supervisory and administrative powers, including among other things, the power to grant and revoke licenses to transact business, license agencies, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates in some states, periodically examine financial statements, determine the form and content of required financial statements and periodically examine market conduct.

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

Insurance agencies are also subject to regulation and supervision by the state insurance departments in the states in which they are licensed. Our wholly owned subsidiary, Amerisafe General Agency, Inc., is licensed as an insurance agent in 27 states and as a managing general insurance agency in 12 states. Amerisafe General Agency is domiciled in Louisiana and is primarily subject to regulation and supervision by the Louisiana Department of Insurance, which regulates the solicitation of insurance and the qualification and licensing of agents and agencies that may desire to conduct business in Louisiana.

State Insurance Department Examinations

We are subject to periodic examinations by state insurance departments in the states in which we operate. The Louisiana Department of Insurance generally examines each of its domiciliary insurance companies on a triennial basis. American Interstate Insurance Company and Silver Oak Casualty, Inc. underwent an examination in the first half of 2006 that covered calendar years 2001 through 2005. American Interstate of Texas was formed in December 2004 and began operations in January 2005. Under Texas insurance law, American Interstate of Texas will be subject to examination each year in its first three years of operations. American Interstate Insurance Company and Silver Oak Casualty, Inc. have been notified by the Louisiana Department of Insurance that there will be an examination covering calendar years 2006 through 2008. American Interstate Insurance Company has also been notified of a market conduct review by the Missouri Department of Insurance. American Interstate Insurance Company of Texas is currently undergoing an examination by the Texas Department of Insurance covering calendar year 2008.

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

Residual Market Programs

Many of the states in which we conduct business or intend to conduct business, require that all licensed insurers participate in a program to provide workers’ compensation insurance to those employers who have not or cannot obtain coverage from a carrier on a negotiated basis. The level of required participation in such programs is generally determined by calculating the volume of our voluntarily business in that state as a percentage of all voluntarily business in that state by all insurers. The resulting factor is the proportion of premium we must accept as a percentage of all of premiums in policies included in that state’s residual market program.

Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. We utilize both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. In 2008, we had assigned risks in four states: Alabama, Alaska, North Carolina and Virginia.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in the applicable state. Our recoveries from state-managed trust funds for the years ended December 31, 2008, 2007, and 2006 were $4.5 million, $6.1 million and $8.3 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2008, 2007, and 2006 was $3.8 million, $5.6 million and $3.1 million, respectively.

Dividend Limitations

Under Louisiana law, American Interstate and Silver Oak Casualty cannot pay dividends to their shareholders in excess of the lesser of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period without the prior approval of the Louisiana Commissioner of Insurance. However, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. Based on reported capital and surplus at December 31, 2008, this requirement limits American Interstate’s ability to make distributions to AMERISAFE in 2009 to $17.6 million without approval by the Louisiana Department of Insurance. Further, under Texas law, American Interstate of Texas cannot pay dividends to its shareholder in excess of the greater of 10% of statutory surplus, or statutory net income, for the preceding 12-month period without the prior approval of the Texas Commissioner of Insurance.

Federal Law and Regulations

As of December 31, 2008, we derived 2.6% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act, or the USL&H Act, and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.

The USL&H Act, which is administered by the U.S. Department of Labor, generally covers exposures on the navigable waters of the United States and in adjoining waterfront areas, including exposures resulting from stevedoring. The USL&H Act requires employers to provide medical benefits, compensation for lost wages, and rehabilitation services to longshoremen, harbor workers and other maritime workers who may suffer injury, disability or death during the course and scope of their employment. The Department of Labor has the authority to require us to make deposits to serve as collateral for losses incurred under the USL&H Act.

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

Under Louisiana law, American Interstate and Silver Oak Casualty are required to maintain minimum capital and surplus of $3.0 million. Under Texas law, American Interstate of Texas is required to maintain minimum capital and surplus of $1.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on the various risk factors related to it. As of December 31, 2008, American Interstate, Silver Oak Casualty, and American Interstate of Texas exceeded the minimum risk-based capital requirements.

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

The 2008 IRIS results for American Interstate Insurance Company and American Interstate Insurance Company of Texas were within expected values. Out of the 12 ratios, Silver Oak Casualty’s ratio of net change in adjusted policyholders’ surplus was outside the expected range by one percentage point. This unusual value occurred because of Silver Oak Casualty’s smaller surplus base and the increased net income for the year.

Statutory Accounting Principles

Statutory accounting principles, or SAP, are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus as regards to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

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

Statutory accounting principles established by the NAIC and adopted in part by Louisiana and Texas insurance regulators, determine, among other things, the amount of statutory surplus and statutory net income of American Interstate, Silver Oak Casualty and American Interstate of Texas and thus determine, in part, the amount of funds that are available to pay dividends to AMERISAFE.

Website Information

Our corporate website is located at www.amerisafe.com. Our Annual Report on Form 10-K, annual proxy statement and related proxy card will be made available on our web site at the same time they are mailed to shareholders. Our quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the Securities and Exchange Commission, or the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics and charters for the standing committees of our board of directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Officers of the Registrant

The table below sets forth information about our executive officers and key employees.

Name	Age	Position

Executive Officers

C. Allen Bradley, Jr.	57	Chairman, President and Chief Executive Officer

Geoffrey R. Banta	59	Chief Operating Officer

G. Janelle Frost	38	Executive Vice President and Chief Financial Officer

Craig P. Leach	59	Executive Vice President, Sales and Marketing

David O. Narigon	56	Executive Vice President

Todd Walker	52	Executive Vice President, General Counsel, and Secretary

Key Employees

Allan E. Farr	50	Senior Vice President, Enterprise Risk Management

Kelly R. Goins	43	Senior Vice President, Underwriting Operations

Cynthia P. Harris	55	Senior Vice President, Human Resources/Client Services

Leon J. Lagneaux	57	Senior Vice President, Safety Operations

Henry O. Lestage, IV	48	Senior Vice President, Claims Operations

Edwin R. Longanacre	51	Senior Vice President, Information Technology

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

Geoffrey R. Banta has served as our Chief Operating Officer since November 2008. From December 2003 to October 2008, he served as Executive Vice President and Chief Financial Officer. Prior to joining our company in 2003, he held the positions of President and Chief Executive Officer from 2001 until November 2003, and Chief Operating Officer from 1996 until 2001, at Scruggs Consulting, an actuarial and management consulting firm. From 1994 to 1996, Mr. Banta was Chief Financial Officer of the Atlanta Casualty Companies, an issuer of non-standard auto insurance whose holding company was a subsidiary of American Financial Group, Inc.

G. Janelle Frost has served as our Executive Vice President and Chief Financial Officer since November 2008. Prior to becoming Chief Financial Officer, Ms. Frost served as Controller since May 2004 and

Vice President since May 2006. She has been employed with our company since 1992 and served as Assistant Vice President from May 2004 to May 2006 and Deputy Controller from 1998 to April 2004.

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

Todd Walker has served as our Executive Vice President, General Counsel and Secretary since September 2006. From 2002 through September 2006, he was engaged in the private practice of law. Prior to 2002, Mr. Walker held various legal positions with Ultramar Diamond Shamrock Corp., a New York Stock Exchange listed refining and marketing company, where he had been employed since 1987.

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

Edwin R. Longanacre has served as our Senior Vice President, Information Technology since March 2005. He has been employed with our company since 2000 and held the position of Vice President, Information Technology from September 2004 until March 2005 and Information Technology Director from 2000 until September 2004.

Item 1A.	Risk Factors.

In evaluating our company, the factors described below should be considered carefully. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.

Risks Related to Our Business

A decline in the level of business activity of our policyholders, particularly those engaged in the construction, trucking, agricultural and logging industries, could negatively affect our earnings and profitability.

In 2008, 73.5% of our gross premiums written were derived from policyholders in the construction, trucking, agriculture and logging industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in the construction, trucking, and logging industries and upon economic conditions generally.

Economic activity began to decline in the latter part of 2007 and we believe this slowdown in work activity will continue in 2009. We believe these current economic conditions will adversely affect our reported gross premiums written and revenues in 2009.

Current economic conditions could adversely affect our financial condition and results of operations.

The economic downturn experienced throughout the United States in 2008 appears to be continuing unabated in 2009. Negative trends in business investment, consumer confidence and spending, the significant declines and volatility of the capital markets, the availability of credit and the rate of unemployment can adversely affect our business. And, although we have not seen material decreases in new business activity or reported payrolls, a prolonged economic downturn could adversely impact our future growth and profitability. Although we continue to closely monitor market conditions, we cannot predict future conditions or their impact on our premium volume, the value of our investment portfolio and our financial performance. As a result of these current economic conditions, we could experience future decreases in business activity and incur additional realized and unrealized losses in our investment portfolio, both of which could adversely affect our financial condition and results of operations.

Our loss reserves are based on estimates and may be inadequate to cover our actual losses.

We record reserves for estimated losses under insurance policies we write and for loss adjustment expenses related to the investigation and settlement of claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain.

Substantial judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical data can be impacted by external forces, principally frequency and severity of unreported claims, length of time to achieve ultimate settlement of claims, inflation in medical costs and wages, insurance policy coverage interpretations, jury determinations, and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If there are unfavorable changes affecting our assumptions, our reserves may need to be increased.

Workers’ compensation claims often are paid over a long period of time. In addition, there are no policy limits on our liability for workers’ compensation claims as there are for other forms of insurance. Therefore, estimating reserves for workers’ compensation claims may be more uncertain than estimating reserves for other types of insurance claims with shorter or more definite periods between occurrence of the claim and final determination of the loss and with policy limits on liability for claim amounts. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes will result in adjustments to our reserves and our loss and loss adjustment expenses incurred in the period in which the estimates are changed. If the estimate is increased, our pre-tax income for the period in which we make the change will decrease by a corresponding amount. In addition, increasing reserves results in a reduction in our surplus and could result in a downgrade in our A.M. Best rating. Such a downgrade could, in turn, adversely affect our ability to sell insurance policies.

Negative developments in the workers’ compensation insurance industry could adversely affect our financial condition and results of operations.

We principally offer workers’ compensation insurance. We have no current plans to focus our efforts on offering other types of insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. Negative developments in the workers’ compensation insurance industry could have a greater effect on insurance companies that sell multiple types of insurance.

We operate in a highly competitive industry and may lack the financial resources to compete effectively.

There is significant competition in the workers’ compensation insurance industry. We believe that our competition in the hazardous industries we target is fragmented and not dominated by one or more competitors. We compete with other insurance companies, state insurance pools and self-insurance funds. Many of our existing and potential competitors are significantly larger and possess greater financial, marketing and management resources than we do. Moreover, a number of these competitors offer other types of insurance in addition to workers’ compensation and can provide insurance nationwide.

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

Investment income is an important component of our net income. As of December 31, 2008, our investment portfolio, including cash and cash equivalents, had a carrying value of $800.0 million. For the year ended December 31, 2008, we had $31.0 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our board of directors, and is made up predominately of fixed maturity securities and cash and cash equivalents. Although our investment guidelines emphasize liquidity, diversification and capital preservation, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Changes in interest rates could have an adverse effect on the value of our investment portfolio and future investment income. Unprecedented low interest rates have had, and will continue to have, an adverse effect on our investment income. Additionally, changes in interest rates can expose us to prepayment risks on mortgage-backed securities included in our investment portfolio.

Similarly, during periods of market disruption such as we are currently experiencing, including periods of rapidly widening credit spreads or illiquidity, the fair values of certain of our fixed maturity securities, such as asset-backed and commercial mortgage-backed securities, could be deemed to be other-than-temporarily impaired, even though we have the positive ability and intent to hold these securities to maturity. Further, rapidly changing and unprecedented equity market conditions could materially impact the valuation of the equity securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly.

During 2008, we recorded charges for certain securities in our investment portfolio, the fair values of which we determined were other-than-temporarily impaired. These charges are included in “Net realized gains (losses) on investments” on our consolidated statement of income and totaled $17.3 million for the year ended December 31, 2008. We cannot assure you that our investment portfolio will not suffer additional other-than-temporary investment losses.

These and other factors affect the capital markets and, consequently, the value of our investment portfolio and our future investment income. Any significant decline in our investment income would adversely affect our revenues and net income.

The workers’ compensation insurance industry is cyclical in nature, which may affect our overall financial performance.

The financial performance of the workers’ compensation insurance industry has historically fluctuated with periods of lower premium rates and excess underwriting capacity resulting from increased competition followed by periods of higher premium rates and reduced underwriting capacity resulting from decreased competition. Although the financial performance of an individual insurance company is dependent on its own specific business characteristics, the profitability of most workers’ compensation insurance companies generally tends to follow this cyclical market pattern. In 2008, the workers’ compensation industry experienced both decreasing loss costs in most of the states in which we write business and intense price competition. Because this market cyclicality is due in large part to the actions of our competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. We expect these cyclical patterns will cause our revenues and net income to fluctuate, which may cause the price of our common stock to be more volatile.

If we do not appropriately establish our premium rates, our results of operations will be adversely affected.

In general, the premium rates for our insurance policies are established when coverage is initiated and, therefore, before all of the underlying costs are known. Like other workers’ compensation insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate rates is necessary to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting expenses, and to earn an underwriting profit. If we fail to accurately assess the risks that we assume, we may fail to charge adequate premium rates to cover our losses and expenses, which could reduce our net income and cause us to become unprofitable. For example, when initiating coverage on a policyholder, we estimate future claims expense based, in part, on prior claims information provided by the policyholder’s previous insurance carriers. If this prior claims information is not accurate, we may underprice our policy by using claims estimates that are too low. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums. In order to set premium rates appropriately, we must:

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

We purchase reinsurance to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Our 2009 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant, subject to applicable deductibles, retentions and aggregate limits. Our 2009 program calls for us to retain the first $1.0 million of each loss. For losses between $1.0 million and $5.0 million, we are subject to an annual aggregate deductible of $20.0 million before our reinsurers are obligated to reimburse us. The three year aggregate limit for all claims for losses between $1.0 million and $5.0 million is $40.0 million for Part A and $20.0 million for Part B. For losses between $5.0 million and $10.0 million, the three year aggregate limit for all claims for losses between $5.0 million and $10.0 million is $20.0 million. See “Business—Reinsurance.”

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

The 2009 reinsurance treaty program’s first casualty excess of loss will terminate on January 1, 2011. The second casualty excess of loss and casualty catastrophe layers terminate on January 1, 2012. When our reinsurance treaty program is terminated and we enter into a new program, any decrease in the amount of reinsurance at the time we enter into a new program, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could adversely affect our business, financial condition and results of operations. We currently have 16 reinsurers participating in our reinsurance treaty program, and we believe that this is a sufficient number of reinsurers to provide us with the reinsurance coverage we require. However, it is possible that one or more of our current reinsurers could terminate participation in our program. Regarding the first casualty excess of loss treaty, it is possible that one or more of our current reinsurers could terminate continued participation in this loss layer. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements. In any of these events, if our reinsurance broker is unable to reallocate the terminated reinsurance among the remaining reinsurers in the program, it could take a significant period of time to identify and negotiate agreements with one or more replacement reinsurers. During this period, we would be exposed to an increased risk of loss, the extent of which would depend on the coverage previously provided by the terminated reinsurance.

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

In the past, we have been unable to recover amounts from our reinsurers. In 2001, Reliance Insurance Company, one of our former reinsurers, was placed under regulatory supervision by the Pennsylvania Insurance Department and was subsequently placed into liquidation. As a result, between 2001 and December 31, 2008, we recognized losses related to uncollectible amounts due from Reliance aggregating $21.8 million.

As of December 31, 2008, we had $67.8 million of recoverables from reinsurers. Of this amount, $56.0 million was unsecured. As of December 31, 2008, our largest recoverables from reinsurers included $14.9 million from Odyssey America Reinsurance Company, $7.9 million from St. Paul Fire and Marine Insurance Company and $7.6 million from Clearwater Insurance Company. If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely affected.

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

Our success is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets and relationships with our independent agencies. We have entered into employment agreements with each of our executive officers and those agreements expire in March 2011, unless extended. Should any of our executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the workers’ compensation insurance industry and the hazardous industries that we target. As a result, our operations may be disrupted and our business may be adversely affected. We do not currently maintain life insurance policies with respect to our executive officers.

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

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2008, independent agencies produced 89.8% of our voluntary in-force premiums. No independent agency accounted for more than 1.0% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

An inability to effectively manage the growth of our operations could make it difficult for us to compete and could affect our ability to operate profitably.

Our continuing growth strategy includes expanding in our existing markets, entering new geographic markets and further developing our agency relationships. Our growth strategy is subject to various risks, including risks associated with our ability to:

•	profitably increase our business in existing markets;

•	identify profitable new geographic markets for entry;

•	attract and retain qualified personnel for expanded operations;

•	identify, recruit and integrate new independent agencies; and

•	augment our internal operations and systems as we expand our business.

We may require additional capital in the future, which may not be available to us or may be available only on unfavorable terms.

Our future capital requirements will depend on many factors, including state regulatory requirements, the financial stability of our reinsurers and our ability to write new business and establish premium rates sufficient to cover our estimated claims. We may need to raise additional capital or curtail our growth if the capital of our insurance subsidiaries is insufficient to support future operating requirements and/or cover claims. If we had to raise additional capital, equity or debt financing might not be available to us or might be available only on terms that are not favorable. Future equity offerings could be dilutive to our shareholders and the equity securities issued in any offering may have rights, preferences and privileges senior to our common stock.

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

As an insurance holding company, AMERISAFE is dependent on the results of operations of its insurance subsidiaries, and our Company’s ability to pay dividends depends on the regulatory and financial capacity of its subsidiaries to pay dividends to AMERISAFE.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including American Interstate Insurance Company. AMERISAFE’s primary assets are the capital stock of these operating subsidiaries. The ability of AMERISAFE to pay dividends to our shareholders depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. As a result, AMERISAFE may not be able to receive dividends from its insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. Based on reported capital and surplus at December 31, 2008, American Interstate is permitted under Louisiana insurance law to pay dividends to AMERISAFE in 2009 in an amount up to $17.6 million without approval by the Louisiana Department of Insurance.

We have limited ability to pay dividends on, or repurchase, our common stock without consent from our preferred shareholders and, in the case of dividends, our lenders.

We may not pay dividends on our common stock (other than in additional shares of common stock) or repurchase shares of our common stock without the consent of the holders of two-thirds of the outstanding shares of our convertible preferred stock. In the case of dividends, if holders of our convertible preferred stock consent to the payment of a dividend by us, we must pay a dividend to the holders of our convertible preferred stock on an as-converted to common stock basis equal to the dividend we pay to holders of our common stock. Further, our existing credit agreement requires us to obtain the consent of our lenders in order to pay cash dividends. Currently, we do not intend to pay dividends on our common stock.

Assessments and premium surcharges for state guaranty funds, second injury funds and other mandatory pooling arrangements may reduce our profitability.

Most states require insurance companies licensed to do business in their state to participate in guaranty funds, which require the insurance companies to bear a portion of the unfunded obligations of impaired, insolvent or failed insurance companies. These obligations are funded by assessments, most of which are expected to continue in the future. State guaranty associations levy assessments, up to prescribed limits, on all member insurance companies in the state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent or failed insurance companies are engaged. See “Business—Regulation” in Item 1 of this report. Accordingly, the assessments levied on us may increase as we increase our written premium. Some states also have laws that establish second injury funds to reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These funds are supported by either assessments or premium surcharges based on case incurred losses.

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

At December 31, 2008, we participated in mandatory pooling arrangements in 19 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

We may have exposure to losses from terrorism for which we are required by law to provide coverage.

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2009 reinsurance treaty program affords limited coverage for up to $50.0 million for losses arising from terrorism, subject to applicable deductibles, retentions and aggregate limits.

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

The revenues and results of operations of our insurance subsidiaries historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	rising levels of claims costs, including medical and prescription drug costs, that we cannot anticipate at the time we establish our premium rates;

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment that affect returns on our invested assets;

•	changes in the frequency or severity of claims;

•	the financial stability of our reinsurers and changes in the level of reinsurance capacity and our capital capacity;

•	new types of claims and new or changing judicial interpretations relating to the scope of liabilities of insurance companies;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks; and

•	price competition.

If our revenues and results of operations fluctuate as a result of one or more of these factors, the price of our common stock may become more volatile.

The trading price of our common stock may decline.

The trading price of our common stock may decline for many reasons, some of which are beyond our control, including, among others:

•	our results of operations;

•	changes in expectations as to our future results of operations, including financial estimates and projections by securities analysts and investors;

•	results of operations that vary from those expected by securities analysts and investors;

•	developments in the healthcare or insurance industries;

•	changes in laws and regulations;

•	announcements of claims against us by third parties;

•	future issuances or sales of our common stock, including issuances upon conversion of our outstanding convertible preferred stock; and

•	current and expected economic conditions.

In addition, the stock market in general has recently experienced significant volatility that often has been unrelated to the operating performance of companies whose shares are traded. These market fluctuations could adversely affect the trading price of our common stock, regardless of our actual operating performance.

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

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of March 1, 2009, there were 18,856,602 shares of our common stock outstanding and 1,214,770 shares of our common stock are issuable upon the conversion of shares of our outstanding convertible preferred stock. Upon conversion, these shares of common stock will be freely tradable without restriction or further registration under the Securities Act. As of December 31, 2008, there were outstanding options exercisable to purchase 1,419,055 shares of our common stock, of which 1,174,055 were granted in November 2005. All options vest 20% each year commencing on the first anniversary of the date of grant. As of December 31, 2008, a total of 872,700 stock options had vested.

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

The terms of our articles of incorporation relating to our convertible preferred stock could impede a change of control of our company. Following a change of control, holders of our convertible preferred stock have the right to require us to redeem their shares at a redemption price of $100 per share. The redemption provisions of our convertible preferred stock could have the effect of discouraging a future change of control of our company.

Provisions of our articles of incorporation and bylaws and the laws of the states of Texas and Louisiana could impede an attempt to replace or remove our directors or otherwise effect a change of control of our company, which could diminish the value of our common stock.

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

In addition, two of our three insurance company subsidiaries, American Interstate and Silver Oak Casualty, are incorporated in Louisiana and the other, American Interstate of Texas, is incorporated in Texas. Under Louisiana and Texas insurance law, advance approval by the state insurance department is required for any change of control of an insurer. “Control” is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. Obtaining these approvals may result in the material delay of, or deter, any transaction that would result in a change of control.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own our 45,000 square foot executive offices located in DeRidder, Louisiana. In addition, we lease an additional 28,000 square feet of office space in DeRidder, Louisiana, pursuant to a lease agreement that has been extended for one year to December 31, 2009 at a rental rate of $267,000 for the year. This lease agreement may be extended for one additional one-year period at our option. We also lease space at other locations for certain of our service and claims representatives.

Item 3.	Legal Proceedings.

In the ordinary course of our business, we are involved in the adjudication of claims resulting from workplace injuries. We are not involved presently in any legal or administrative proceedings that we believe are likely to have a materially adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2008, no matters were submitted to a vote of shareholders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF.” As of March 1, 2009, there were 29 holders of record of our common stock.

The table below sets forth the reported high and low sales prices of our common stock as quoted on the NASDAQ for the last two fiscal years.

	High	Low
2007
First Quarter	$19.39	$15.27
Second Quarter	$20.45	$17.30
Third Quarter	$21.25	$12.75
Fourth Quarter	$18.14	$14.11
2008
First Quarter	$15.80	$12.10
Second Quarter	$16.80	$12.56
Third Quarter	$21.61	$15.46
Fourth Quarter	$21.61	$12.51

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

Our existing revolving credit agreement contains covenants that restrict our ability to pay dividends on our common stock without the lender’s consent. See “Liquidity and Capital Resources.” in Item 7 of this report.

Description of Capital Stock

AMERISAFE is authorized to issue 69,000,000 shares of capital stock, consisting of:

•	3,000,000 shares of preferred stock, par value $0.01 per share, of which:

•	1,500,000 shares are designated as Series A preferred stock, of which 862,924 shares have been canceled and retired and cannot be reissued; and

•	1,500,000 shares are designated as Series B preferred stock;

•	500,000 shares of convertible preferred stock, par value $0.01 per share, of which:

•	300,000 shares are designated as Series C convertible deferred pay preferred stock of which 250,000 shares have been canceled and retired and cannot be reissued; and

•	200,000 shares are designated as Series D non-voting convertible deferred pay preferred stock;

•	500,000 shares of Series E preferred stock, par value $0.01 per share, of which 317,744 shares have been canceled and retired and cannot be reissued;

•	10,000,000 shares of junior preferred stock, par value $0.01 per share;

•	50,000,000 shares of common stock, par value $0.01 per share; and

•	5,000,000 shares of convertible non-voting common stock, par value $0.01 per share.

As of March 1, 2009, the following shares of our capital stock were outstanding:

•	50,000 shares of Series C convertible preferred stock;

•	200,000 shares of Series D convertible preferred stock; and

•	18,856,602 shares of common stock.

As of March 1, 2009, there were no outstanding shares of Series A, Series B or Series E preferred stock, junior preferred stock, or non-voting common stock. Our Series C and Series D convertible preferred stock are collectively referred to in this report as our “convertible preferred stock.”

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

The following tables summarize certain selected financial data that should be read in conjunction with our audited financial statements and accompanying notes thereto for the year ended December 31, 2008 included in this report and “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share data)
Income Statement Data
Gross premiums written	$307,841	$327,761	$332,491	$290,891	$264,962
Ceded premiums written	(19,650)	(20,215)	(19,950)	(21,541)	(21,951)

Net premiums written	$288,191	$307,546	$312,541	$269,350	$243,011

Net premiums earned	$289,493	$306,906	$299,303	$256,568	$234,733
Net investment income	30,998	30,208	25,383	16,882	12,217
Net realized gains (losses) on investments	(18,856)	147	7,389	2,272	1,421
Fee and other income	742	1,058	645	561	589

Total revenues	302,377	338,319	332,720	276,283	248,960

Loss and loss adjustment expenses incurred	176,389	198,531	199,484	204,056	174,186
Underwriting and certain other operating costs (1)	14,933	26,267	35,024	31,113	28,792
Commissions	20,592	20,352	19,030	16,226	14,160
Salaries and benefits	20,411	18,896	17,234	16,045	15,229
Interest expense	2,460	3,545	3,496	2,844	1,799
Policyholder dividends (2)	3,504	(367)	6,006	4	1,108

Total expenses	238,289	267,224	280,274	270,288	235,274

Income before taxes	64,088	71,095	52,446	5,995	13,686
Income tax expense	20,242	20,876	15,088	65	3,129

Net income	43,846	50,219	37,358	5,930	10,557
Payment-in-kind preferred dividends	—	—	—	(8,593)	(9,781)

Net income (loss) available to common shareholders	$43,846	$50,219	$37,358	$(2,663)	$776

Portion allocable to common shareholders (3)	94.0%	94.0%	88.6%	100.0%	70.2%
Net income (loss) allocable to common shareholders	$41,215	$47,211	$33,099	$(2,663)	$545

Diluted earnings per common share equivalent	$2.15	$2.47	$1.88	$(1.25)	$2.14
Diluted weighted average of common share equivalents outstanding	19,141,688	19,079,380	17,594,736	2,129,492	255,280
Selected Insurance Ratios
Current accident year loss ratio (4)	68.0%	67.8%	67.4%	71.0%	68.5%
Prior accident year loss ratio (5)	(7.1)%	(3.1)%	(0.8)%	8.5%	5.7%

Net loss ratio	60.9%	64.7%	66.6%	79.5%	74.2%
Net underwriting expense ratio (6)	19.3%	21.3%	23.8%	24.7%	24.8%
Net dividend ratio (2) (7)	1.2%	(0.1)%	2.0%	0.0%	0.5%

Net combined ratio (8)	81.4%	85.9%	92.4%	104.2%	99.5%

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$95,266	$47,329	$26,748	$49,286	$25,421
Investments	704,707	711,745	638,780	533,618	364,868
Amounts recoverable from reinsurers	67,763	77,272	109,603	122,562	198,977
Premiums receivable, net	156,567	152,150	144,384	123,934	114,141
Deferred income taxes	33,580	26,418	29,466	22,413	15,624
Deferred policy acquisition costs	20,289	18,414	18,486	16,973	12,044
Deferred charges	3,381	3,553	3,548	3,182	3,054
Total assets	1,107,833	1,061,853	994,146	892,320	754,187
Reserves for loss and loss adjustment expenses	531,293	537,403	519,178	484,485	432,880
Unearned premiums	137,100	138,402	137,761	124,524	111,741
Insurance-related assessments	42,505	42,234	40,886	35,135	29,876
Debt	36,090	36,090	36,090	36,090	36,090
Redeemable preferred stock (9)	25,000	25,000	25,000	50,000	131,916
Shareholders’ equity (deficit) (10)	253,272	208,570	158,784	97,346	(42,862)

(1)	Includes policy acquisition expenses and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.

(2)	In 2007, includes a net $1.3 million reduction of dividends accrued for policyholders in Florida. Florida law requires payment of dividends to Florida policyholders pursuant to a formula based on underwriting results from policies written in Florida in a consecutive three-year period.

(3)	Reflects the participation rights of our convertible preferred stock. See Note 12 to our audited financial statements.

(4)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.

(5)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.

(6)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.

(7)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.

(8)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio, and the net dividend ratio.

(9)	Includes our Series C and Series D convertible preferred stock, each of which is mandatorily redeemable upon the occurrence of certain events that are deemed to be outside our control. In November 2006, 250,000 shares of Series C preferred stock were converted into shares of common stock by the holders in connection with a secondary public offering of common stock. For years prior to 2005, also includes our Series A preferred stock, which was mandatorily redeemable upon the occurrence of certain events that were deemed to be outside our control. In connection with the initial public offering of our common stock in November 2005, all outstanding shares of our Series A preferred stock were redeemed and exchanged for shares of our common stock.

(10)	In 1997, we entered into a recapitalization transaction that resulted in a $164.2 million charge to retained earnings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2009 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

Overview

AMERISAFE is a holding company that markets and underwrites workers’ compensation insurance through its insurance subsidiaries. Workers’ compensation insurance covers statutorily prescribed benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our business strategy is focused on providing this coverage to small to mid-sized employers engaged in hazardous industries, principally construction, trucking, agriculture and logging. Employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. Hazardous industry employers also tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. We provide proactive safety reviews of employers’ workplaces. These safety reviews are a vital component of our underwriting process and also promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety or fraud concerns. We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting and safety, claims and audit services, provide us with the opportunity to earn attractive returns for our shareholders.

We actively market our insurance in 30 states and the District of Columbia through independent agencies, as well as through our wholly owned insurance agency subsidiary. We are also licensed in an additional 17 states and the U.S. Virgin Islands.

One of the key financial measures that we use to evaluate our operating performance is return on average equity. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity plus redeemable preferred stock. Our return on average equity was 17.1% in 2008, 24.1% in 2007 and 22.6% in 2006. Our overall financial objective is to produce a return on equity of at least 15% over the long-term while maintaining optimal operating leverage in our insurance subsidiaries that is commensurate with our A. M. Best rating.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in other lines of business that pay claims more quickly. From December 31, 2004 to December 31, 2008, our investment portfolio, including cash and cash equivalents, increased from $390.3 million to $800.0 million and produced net investment income of $31.0 million in 2008, $30.2 million in 2007 and $25.4 million in 2006. In the third quarter of 2005, we received $61.3 million from one of our reinsurers pursuant to a commutation agreement. In the fourth quarter of 2005, we completed our initial public offering, and we retained $53.0 million of the net proceeds from the offering. Of the net proceeds we retained, we contributed $45.0 million to our insurance subsidiaries. The remaining $8.0 million was held for general corporate purposes.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to protect us from the impact of large losses. Our reinsurance program for 2009 includes 16 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Our 2009 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant, subject to applicable deductibles, retentions and aggregate limits. Our 2009 program calls for us to retain the first $1.0 million of each loss. For losses between $1.0 million and $5.0 million, we are subject to an annual aggregate deductible of $20.0 million before our reinsurers are obligated to reimburse us. The aggregate limit for all claims for losses between $1.0 million and $5.0 million has two parts, as fully described in “Business—Reinsurance” in Item 1 of this report. For losses between $5.0 million and $10.0 million, the three year aggregate limit is $20.0 million. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

We retain a significant amount of losses under our reinsurance programs. Based in part, on the cost of reinsurance, we increased our retention level from $500,000 plus 20% of each loss occurrence in 2002, to $1.0 million of each loss subject to an annual aggregate deductible of $20.0 million in 2008. As a result of increases in our retention levels, commutations and collections from our reinsurers in the normal course of business, our amounts recoverable from reinsurers decreased from $77.3 million at December 31, 2007 to $67.8 million at December 31, 2008.

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

For example, for the five year period ended December 31, 2008, we had recorded 137 severe claims, or an average of 27 severe claims per year for accident years 2004 through 2008. The number of severe claims reported in any one year in this five-year period ranged from a low of 18 in 2008 to a high of 31 in 2006 and 2007. The average severity of these claims ranged from $842,000 in 2006 to $1.4 million in 2005. On average, over the five-year period, these severe claims by themselves accounted for 10.1 percentage points of our overall loss and defense and cost containment (“DCC”) ratio.

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

Substantial judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of unreported claims, length of time to achieve ultimate settlement of claims, inflation in medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

Our gross reserves for loss and loss adjustment expenses at December 31, 2008, 2007 and 2006 were $531.3 million, $537.4 million and $519.2 million, respectively. As a percentage of gross reserves at year end, IBNR represented 26.2% in 2008, 23.8% in 2007 and 24.0% in 2006.

In 2008, we decreased our estimates for prior year loss reserves by $20.4 million, which increased net income by $13.3 million. In 2007, we decreased our estimates for prior year loss reserves by $9.5 million, which increased net income by $6.2 million. In 2006, we decreased our estimates for prior year loss reserves by $2.2 million, which increased net income by $1.4 million.

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

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2008 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2008 and the other half in 2009. On a monthly basis, we also recognize net premiums earned from mandatory pooling arrangements.

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

Prior to 2006, we periodically reviewed EBUB premium trends, however, the variability in those trends caused us to conclude that EBUB premium could not be reasonably estimated. As a result, we recorded EBUB premium as gross written premium and earned premium in the period that the premium audit was completed. In 2006, we recorded an estimate for EBUB premium of $5.3 million, or 1.6% of gross premiums written in 2006. At December 31, 2007, our estimate for EBUB premium was $9.0 million, a change of $3.7 million or 1.1% of gross premiums written in 2007. At December 31, 2008, our estimate for EBUB premium was $10.2 million, a change of $1.2 million or 0.4% of gross premiums written in 2008. On a quarterly basis, we review our estimate of EBUB premiums and record an adjustment to premium, related losses and expenses.

Net Investment Income and Net Realized Gains and Losses on Investments.    We invest our statutory surplus funds and the funds supporting our insurance liabilities in fixed maturity and equity securities. In addition, a portion of these funds are held in cash and cash equivalents to pay current claims. Our net investment income includes interest and dividends earned on our invested assets, and amortization of premiums and discounts on our fixed-maturity securities. We assess the performance of our investment portfolio using a standard tax equivalent yield metric. Investment income that is tax-exempt is increased by our marginal federal tax rate of 35% to express yield on tax-exempt securities on the same basis as taxable securities. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of other-than-temporary impairment. We classify our fixed maturity securities as held-to-maturity and our equity securities as available-for-sale. Net unrealized gains or losses on our equity securities are reported separately within accumulated other comprehensive income on our balance sheet.

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

Critical Accounting Policies

Understanding our accounting policies is key to understanding our financial statements. Management considers some of these policies to be very important to the presentation of our financial results because they require us to make significant estimates and assumptions. These estimates and assumptions affect the reported amounts of our assets, liabilities, revenues and expenses and related disclosures. Some of the estimates result from judgments that can be subjective and complex and, consequently, actual results in future periods might differ from these estimates.

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

Our reserves for loss and DCC expenses are estimated using case-by-case valuations based on our estimate of the most likely outcome of the claim at that time. In addition to these case reserves, we establish reserves on an aggregate basis that have been incurred but not reported, or IBNR. Our IBNR reserves are also intended to provide for aggregate changes in case incurred amounts as well as the unpaid cost of recently reported claims which an initial case reserves have not been established. The third component of our reserves for loss and loss adjustment expenses is our AO reserve. Our AO reserve is established for those future claims administration costs that cannot be allocated directly to individual claims. The final component of our reserves for loss and loss adjustment expenses is the reserve for mandatory pooling arrangements.

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 23 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

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

Impairment of Investment Securities.    Impairment of an investment security results in a reduction of the carrying value of the security and the realization of a loss when the fair value of the security declines below our cost or amortized cost, as applicable, for the security, and the impairment is deemed to be other-than-temporary. We regularly review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of specific investments. We consider various factors in determining if a decline in the fair value of an individual security is other-than-temporary. Some of the factors we consider include:

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

Share-Based Compensation.    In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, we are using the “modified prospective” method to record compensation costs for stock option awards over the applicable vesting periods.

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Income Statement Data
Gross premiums written	$307,841	$327,761	$332,491
Ceded premiums written	(19,650)	(20,215)	(19,950)

Net premiums written	$288,191	$307,546	$312,541

Net premiums earned	$289,493	$306,906	$299,303
Net investment income	30,998	30,208	25,383
Net realized gains (losses) on investments	(18,856)	147	7,389
Fee and other income	742	1,058	645

Total revenues	302,377	338,319	332,720

Loss and loss adjustment expenses incurred	176,389	198,531	199,484
Underwriting and certain other operating costs (1)	14,933	26,267	35,024
Commissions	20,592	20,352	19,030
Salaries and benefits	20,411	18,896	17,234
Interest expense	2,460	3,545	3,496
Policyholder dividends (2)	3,504	(367)	6,006

Total expenses	238,289	267,224	280,274

Income before taxes	64,088	71,095	52,446
Income tax expense	20,242	20,876	15,088

Net income	$43,846	$50,219	$37,358

Selected Insurance Ratios
Current accident year loss ratio (3)	68.0%	67.8%	67.4%
Prior accident year loss ratio (4)	(7.1)%	(3.1)%	(0.8)%

Net loss ratio	60.9%	64.7%	66.6%

Net underwriting expense ratio (5)	19.3%	21.3%	23.8%
Net dividend ratio (2) (6)	1.2%	(0.1)%	2.0%
Net combined ratio (7)	81.4%	85.9%	92.4%

	As of December 31,
	2008	2007	2006
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$95,266	$47,329	$26,748
Investments	704,707	711,745	638,780
Amounts recoverable from reinsurers	67,763	77,272	109,603
Premiums receivable, net	156,567	152,150	144,384
Deferred income taxes	33,580	26,418	29,466
Deferred policy acquisition costs	20,289	18,414	18,486
Deferred charges	3,381	3,553	3,548
Total assets	1,107,833	1,061,853	994,146
Reserves for loss and loss adjustment expenses	531,293	537,403	519,178
Unearned premiums	137,100	138,402	137,761
Insurance-related assessments	42,505	42,234	40,886
Debt	36,090	36,090	36,090
Redeemable preferred stock (8)	25,000	25,000	25,000
Shareholders’ equity	253,272	208,570	158,784

(1)	Includes policy acquisition expenses, and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.

(2)	In 2007, includes a net $1.3 million reduction of dividends accrued for policyholders in Florida. Florida law requires payment of dividends to Florida policyholders pursuant to a formula based on underwriting results from policies written in Florida in a consecutive three-year period.

(3)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.

(4)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.

(5)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.

(6)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.

(7)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio, and the net dividend ratio.

(8)	Includes our Series C and Series D convertible preferred stock, each of which is mandatorily redeemable upon the occurrence of certain events that are deemed to be outside our control. In November 2006, 250,000 shares of Series C preferred stock were converted into shares of common stock by the holders in connection with a secondary public offering of common stock.

Overview of Operating Results

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Gross Premiums Written.    Gross premiums written for 2008 were $307.8 million, compared to $327.8 million for 2007, a decrease of 6.1%. The decrease was attributable to a $7.5 million decrease in annual premiums on voluntary policies written during the period, a $9.3 million decrease in premiums resulting from payroll audits and related premium adjustments and a $3.2 million decrease in direct assigned risk premiums.

Net Premiums Written.    Net premiums written for 2008 were $288.2 million, compared to $307.5 million for 2007, a decrease of 6.3%. The decrease was primarily attributable to the decline in gross premiums written. As a percentage of gross premiums written, ceded premiums were 6.4% for 2008, compared to 6.2% for 2007.

Net Premiums Earned.    Net premiums earned for 2008 were $289.5 million, compared to $306.9 million for 2007, a decrease of 5.7%. The decrease was attributable to a decline in net premiums written offset by earnings from premiums written in the previous four quarters.

Net Investment Income.    Net investment income for 2008 was $31.0 million, compared to $30.2 million for 2007, an increase of 2.6%. The change was attributable to a 9.2% increase in our average invested assets, including cash and cash equivalents, from a monthly average of $712.5 million for 2007 to a monthly average of $778.4 million for 2008. Offsetting this growth was a decrease in pre-tax investment yield on our investment portfolio, to 4.0% per annum during 2008 from 4.2% per annum 2007.

Net Realized Gains (Losses) on Investments.    Net realized losses on investments for 2008 totaled $18.9 million, compared to gains of $147,000 for 2007. Net realized losses in 2008 were attributable to $1.6 million in realized losses, primarily on the sale of equity securities, and $17.3 million in other-than-temporary impairments of certain equities and asset-backed securities. Other-than-temporary impairments are discussed below in “Investment Portfolio.” Net realized gains in 2007 were the result of sales of equity securities and calls on fixed maturity securities.

Loss and Loss Adjustment Expenses Incurred.    Loss and loss adjustment expenses (LAE) incurred totaled $176.4 million for 2008, compared to $198.5 million for 2007, a decrease of $22.1 million, or 11.2%. This decrease was a result of lower premiums earned in 2008, as well as an increase in prior year favorable development, from $9.5 million in 2007 to $20.4 million in 2008, further discussed below in “Prior Year Development.” Our net loss ratio was 60.9% in 2008, compared to 64.7% in 2007.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits.    Underwriting and certain other operating costs, commissions and salaries and benefits for 2008 were $55.9 million, compared to $65.5 million for 2007, a decrease of 14.6%. This decrease was primarily due to $9.5 million of experience-rated commissions from our 2008 reinsurance agreement, covering the $4 million excess of $1 million reinsured layer. This $9.5 million is recorded as an offset to expenses. Additionally, we realized a $4.4 million decrease in insurance-related assessments. Offsetting these expense decreases, accounts receivable write-offs increased $2.2 million, salary and benefits increased $1.5 million and commissions increased $240,000. Our underwriting expense ratio declined from 21.3% in 2007 to 19.3% in 2008.

Interest Expense.    Interest expense for 2008 was $2.5 million, compared to $3.5 million for 2007. Weighted average borrowings for both periods were $36.1 million. The weighted average interest rate decreased to 7.2% per annum for 2008 from 9.4% per annum for 2007.

Income Tax Expense.    Income tax expense for 2008 was $20.2 million, compared to $20.9 million for 2007. The decrease was primarily attributable to a $7.0 million decrease in our pre-tax income, from $71.1 million for 2007 to $64.1 million for 2008. Our effective tax rate for 2008 was 31.6%, compared to 29.4% for 2007. The increase in the effective tax rate from 2007 to 2008 was attributable to the recording of a $3.0 million valuation allowance for deferred tax assets related to unrealized losses on our investment portfolio. We recognized $18.6 million of realized losses in 2008, for which a deferred tax asset was recorded.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Gross Premiums Written.    Gross premiums written in 2007 were $327.8 million, compared to $332.5 million in 2006, a decrease of 1.4%. The decrease was attributable to a $14.3 million decrease in premiums resulting from payroll audits and related premium adjustments, a $1.7 million decrease in direct assigned risk premiums, and a $316,000 decrease in assumed premiums from mandatory pooling arrangements. The decrease in payroll audits and related premium adjustments was the result of a slowing economy and lower loss costs. These decreases were offset by an $11.6 million increase in annual premiums on voluntary policies written during the period.

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

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income, and proceeds from maturities of investments. Our primary uses of operating funds include payments for claims and operating expenses. We pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities. We presently expect that our projected cash flow from operations will provide us sufficient liquidity to fund future operations, including payment of claims and operating expenses, payment of interest on our subordinated notes and other holding company expenses, for at least the next 18 months.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $164.2 million in 2008, $148.4 million in 2007 and $151.4 million in 2006. Since December 31, 2003, we have funded claim payments out of cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio has increased from $390.3 million at December 31, 2004 to $800.0 million at December 31, 2008. We do not presently anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Accordingly, we classify our fixed maturity securities in the held-to-maturity category.

As discussed above under “—Overview,” we purchase reinsurance to protect us against severe claims and catastrophic events. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2009 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

Net cash provided by operating activities was $64.9 million in 2008, as compared to $100.4 million in 2007 and $81.8 million in 2006. Major components of cash provided by operating activities in 2008 were net premiums collected of $282.3 million, investment income collected of $33.7 million and amounts recovered from reinsurers of $20.4 million, offset by claim payments of $183.4 million, $58.6 million of operating expenditures, federal taxes paid of $25.0 million, and dividends to policyholders paid of $4.5 million. Major components of cash provided by operating activities in 2007 were net premiums collected of $299.1 million, investment income collected of $31.9 million and amounts recovered from reinsurers of $33.7 million, offset by claim payments of $181.8 million, operating expenditures of $63.6 million and federal taxes paid of $19.6 million. Major components of cash provided by operating activities in 2006 were net premiums collected of $292.5 million, investment income collected of $26.3 million and amounts recovered from reinsurers of $7.9 million, offset by claim payments of $160.2 million, federal taxes paid of $15.2 million and operating expenditures of $66.3 million. Included in these operating expenditures were pre-tax expenses of $1.1 million related to a public offering of common stock by certain of our shareholders. We were obligated to pay these expenses under the terms of a registration rights agreement.

Net cash used by investing activities was $17.3 million in 2008, as compared to $80.8 million in 2007 and $104.8 million in 2006. In 2008, major components of net cash used by investing activities included investment purchases of $147.3 million and net purchases of furniture, fixtures and equipment of $1.3 million, offset by proceeds from sales and maturities of investments of $131.4 million. In 2007, major components of net cash used by investing activities included investment purchases of $625.9 million and net purchases of furniture, fixtures and equipment of $1.5 million, offset by proceeds from sales and maturities of investments of $546.5 million. In 2006, major components of net cash used by investing activities included investment purchases of $256.6 million and net purchases of furniture, fixtures and equipment of $1.2 million, offset by proceeds from sales and maturities of investments of $153.0 million.

Net cash provided by financing activities was $290,000 in 2008, as compared to $989,000 in 2007 and $442,000 in 2006. Major components of cash provided by financing activities in 2008 included proceeds of $251,000 from the exercise of stock options and $39,000 of tax benefit from share-based compensation. Major components of cash provided by financing activities in 2007 included $810,000 of proceeds from the exercise of stock options and $179,000 of tax benefit from share-based compensation. Major components of cash provided by financing activities in 2006 included $428,000 of proceeds from the exercise of stock options and $14,000 of tax benefit from share-based compensation.

Interest on our outstanding subordinated notes accrues at a floating rate equal to the three-month LIBOR plus a marginal rate. Our $10.3 million issuance of subordinated notes due 2034 has a marginal rate of 4.1%, and, as of December 31, 2008, had an effective rate of 8.9%. These notes are prepayable at par beginning in January 2009. Our $25.8 million issuance of subordinated notes due 2034 has a marginal rate of 3.8% and, as of December 31, 2008, had an effective rate of 5.9%. These notes are prepayable at par beginning in April 2009.

In June 2008, we commuted certain reinsurance agreements with Hannover Ruckversicherungs-Aktiengesellschaft (“Hannover”) covering portions of the 2003, 2004, 2005 and 2006 accident years. As a result of this commutation, we recorded additional pre-tax income of approximately $991,000 in the second quarter of 2008. Hannover remains obligated to the Company’s insurance subsidiaries under other reinsurance agreements.

In July 2008, we commuted certain reinsurance agreements with Partner Reinsurance Company of the U.S. (“Partner Re”) covering portions of the 2005 and 2006 accident years. As a result of this commutation, we recorded pre-tax income of approximately $703,000 in the third quarter of 2008. Partner Re remains obligated to the Company’s insurance subsidiaries under other reinsurance agreements.

In October 2008, we commuted certain reinsurance agreements with Liberty Syndicate Management Limited (“Liberty Re”) covering portions of the 2005 and 2006 accident years. As a result of this commutation, we recorded pre-tax income of approximately $319,000 in the fourth quarter of 2008. Liberty Re remains obligated to the Company’s insurance subsidiaries under other reinsurance agreements.

In December 2008, we commuted certain reinsurance agreements with Aspen Insurance UK Limited (“Aspen”) covering portions of the 2004, 2005 and 2006 accident years. As a result of this commutation, we recorded pre-tax income of approximately $216,000 in the fourth quarter of 2008. Aspen remains obligated to the Company’s insurance subsidiaries under other reinsurance agreements.

In total, we received $17.6 million in cash from commutations in 2008. The majority of that cash has been invested in tax-exempt fixed maturity securities.

In May 2007, we commuted reinsurance agreements with Munich Reinsurance America, Inc. (formerly known as American Reinsurance Company) covering portions of accident years 2002, 2003, and 2004. We received cash of approximately $24.5 million in exchange for releasing Munich Reinsurance America from its reinsurance obligations under the commuted agreements. As a result of these commutations, we recognized $1.7 million of pre-tax income in the second quarter of 2007.

In June 2007, we commuted our First Casualty Excess of Loss Reinsurance Contract with Hannover and Lloyd’s Underwriters and Companies (“Lloyd’s”) covering excess of loss layers for the 2006 accident year. As a result of this commutation, we recorded pre-tax income of $1.0 million in the second quarter of 2007. Hannover and Lloyd’s remain obligated to the Company’s insurance subsidiaries under other reinsurance agreements.

In July 2007, we commuted our Second Casualty Excess of Loss Reinsurance Contract with Hannover and Lloyd’s covering excess of loss layers for the 2006 accident year. As a result of this commutation, we recorded pre-tax income of $990,000 in the third quarter of 2007.

In total, we received $26.5 million in cash from commutations in 2007. The majority of that cash was invested in fixed maturity securities.

In October 2007, we entered into an agreement providing for a line of credit in the maximum amount of $20.0 million. The agreement expires in October 2010. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue interest at rates based either on the prime rate or LIBOR. Letters of credit issued under the arrangement accrue fees on undrawn amounts as long as the letters are outstanding. We do not pay a facility fee on amounts available under the line of credit unless they are advanced and outstanding. The facility is unsecured. No borrowings and loans were outstanding under the line of credit at December 31, 2008.

Because our convertible preferred stock is mandatorily redeemable upon the occurrence of certain events that are deemed to be outside of our control, our preferred stock is presented on the balance sheet outside of shareholders’ equity. As a result of the conversion of 50% of shares of preferred stock into common stock in 2006, we increased shareholders’ equity by $25.0 million, which is the amount we received when the preferred shares were issued in 1998. Offsetting this increase were expenses of $1.1 million associated with the public offering.

In November 2006, we completed a public offering of 9,071,576 shares of common stock. All of these shares were offered by existing shareholders. In connection with this public offering, holders of 250,000 shares of our convertible preferred stock converted those shares into 1,214,771 shares of our common stock. We did not receive any of the proceeds from this offering.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including American Interstate, Silver Oak Casualty and American Interstate of Texas. AMERISAFE’s primary assets are the capital stock of these insurance subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. See “Business—Regulation—Dividend Limitations” in Item 1of this report. Based on reported capital and surplus at December 31, 2008, American Interstate is permitted under Louisiana insurance law to pay dividends to AMERISAFE in 2009 in an amount up to $17.6 million without approval by the Louisiana Department of Insurance.

Investment Portfolio

The principal priorities of our investment portfolio are to provide capital preservation and liquidity. The portfolio’s secondary priority is to provide maximized after-tax income. We presently expect to maintain sufficient liquidity from funds generated by operations to meet our anticipated insurance obligations and operating and capital expenditure needs. Excess funds from operations will be invested in accordance with our investment policy and statutory requirements. Because we have the positive intent and ability to hold our fixed maturity securities to maturity, we classify these securities as held-to-maturity.

We allocate our portfolio into three categories: cash and cash equivalents, fixed maturity securities and equity securities. Cash and cash equivalents include cash on deposit, pooled short-term money market funds and certificates of deposit. Our fixed maturity securities include obligations of the U.S. Treasury or U.S. agencies, obligations of states and their subdivisions, long-term certificates of deposit, U.S. Dollar-denominated obligations of the U.S. corporations, U.S. agency-based mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. Our equity securities principally include four value-based exchange traded funds.

Under Louisiana and Texas law, as applicable, each of American Interstate, Silver Oak Casualty and American Interstate of Texas is required to invest only in securities that are either interest-bearing or eligible for dividends, and must limit its investment in the securities of any single issuer to five percent of the insurance company’s assets. As of December 31, 2008, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security.

As of December 31, 2008, our investment portfolio, including cash and cash equivalents, totaled $800.0 million, an increase of 5.4% from December 31, 2007. Our fixed maturity securities are classified as held-to-maturity, as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. In 2006 and 2007, we invested in VRDOs, which are long-term bonds that bear floating interest rates and provide investors with the option to tender or put the bonds at par, generally on a daily, weekly or monthly basis. Due to the fact that we purchased these securities with the intent to hold less than thirty days, we classified VRDOs as available-for-sale, as defined by SFAS No. 115. As such, VRDOs were reported at fair value on our balance sheet. We sold all of our available-for-sale fixed maturity securities as of January 15, 2008. Our equity securities are also classified as available-for-sale and reported at fair value. At December 31, 2008, net unrealized losses for our equity securities were $571,000. Net unrealized losses for our equity securities were $752,000 at December 31, 2007.

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 19 of the financial statements, our securities available-for-sale are classified using Level 1 inputs. We did not elect the fair value option prescribed under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, for any financial assets or financial liabilities in 2008.

The composition of our investment portfolio, including cash and cash equivalents, as of December 31, 2008 is shown in the following table.

	Carrying Value	Percentage of Portfolio
	(In thousands)
Fixed maturity securities:
State and political subdivisions	$482,923	60.4%
U.S. agency-based mortgage-backed securities	92,862	11.6%
Commercial mortgage-backed securities	51,610	6.4%
U.S. Treasury securities and obligations of U.S. Government agencies	23,024	2.9%
Corporate bonds	19,054	2.4%
Asset-backed securities	10,803	1.4%

Total fixed maturity securities	680,276	85.1%
Equity securities (1)	24,431	3.0%
Cash and cash equivalents	95,266	11.9%

Total investments, including cash and cash equivalents	$799,973	100.0%

(1)	Equity securities represented 8.8% of shareholders’ equity plus redeemable preferred stock as of December 31, 2008.

For our securities classified as available-for-sale, the securities are “marked to market” as of the end of each calendar quarter. As of that date, unrealized gains and losses are recorded against Accumulated Other Comprehensive Income (Loss), except when such securities are deemed to be other-than-temporarily impaired. For our securities classified as held-to-maturity, unrealized gains and losses are not recorded in the financial statements until realized or until a decline in fair value, below amortized cost, is deemed to be other-than-temporary.

We regularly review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. We consider various factors in determining if a decline in the fair value of an individual security is other-than-temporary. The key factors we consider are:

•	any reduction or elimination of dividends, or nonpayment of scheduled principal or interest payments;

•	the financial condition and near-term prospects of the issuer of the applicable security, including any specific events that may affect its operations or earnings (e.g., changes in coverage ratios);

•	how long and by how much the fair value of the security has been below its cost or amortized cost;

•	any downgrades of the security by a rating agency; and

•	our intent and ability to keep the security for a sufficient time period for it to recover its value.

The following table summarizes, as of December 31, 2008, the fair value of, and the amount of unrealized losses on, our investment securities, segregated by the time period each security has been in a continuous unrealized loss position:

	As of December 31, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Fixed maturity securities:
States and political subdivisions	$153,218	$4,763	$51,797	$5,118	$205,015	$9,881
U.S. agency-based mortgage-backed securities	982	2	3,144	22	4,126	24
Commercial mortgage-backed securities	—	—	39,929	11,682	39,929	11,682
U.S. Treasury securities and obligations of U.S. Government agencies	2,591	37	—	—	2,591	37
Corporate bonds	12,455	351	2,938	332	15,393	683
Asset-backed securities	1,069	22	5,742	3,019	6,811	3,041

Total fixed maturity securities	170,315	5,175	103,550	20,173	273,865	25,348

Equity securities	1,948	85	21,394	486	23,342	571

Total	$172,263	$5,260	$124,944	$20,659	$297,207	$25,919

We reviewed all securities with unrealized losses in accordance with the impairment policy described above. We determined that the unrealized losses in the fixed maturity securities portfolio related primarily to changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market liquidity and prices generally, and the transfer of the investments from the available-for-sale classification to the held-to-maturity classification in January 2004. We expect to recover the carrying value of these securities since management has the positive intent and ability to hold the securities until they mature.

In 2008, we recorded aggregate impairment charges of $17.3 million with respect to two asset-backed securities, two equity securities and four value-based exchange traded funds in our investment portfolio. The impairment charges are included in “Net realized gains (losses) on investments” for 2008.

Of the $17.3 million of impairment charges, $14.0 million related to four value-based exchange traded funds. The value of these securities fell throughout 2008 in line with other major indices during a volatile market cycle. As of December 31, 2008, the unrealized losses on these exchange-traded funds exceeded 35% of cost. While we believe some portion of the value will be regained as the economy recovers, such recoveries can not be determined to be in the near term. These securities were impaired using the market close price on the last day of the year.

Also, impairments of $3.1 million related to one asset-backed security. We determined to impair this security because, among other things, the credit rating of the security had been downgraded to below investment grade, and the fair value of the security had been less than 80% of its amortized cost for ten consecutive months. We believe that the factors resulting in the impairment of this asset-backed security were generally specific to this security and do not impact our other investments. This security was impaired at fair value as of December 31, 2008.

The pre-tax investment yield on our investment portfolio was 4.0% per annum during the twelve months ended December 31, 2008, compared to 4.2% per annum during the same period in 2007.

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $20.4 million in 2008. The table below sets forth the favorable or unfavorable development for accident years 2007 and 2006 and, collectively, all accident years prior to 2006.

Favorable/(Unfavorable) Development
Accident Year	Year Ended December 31, 2008
(in millions)
2007	$(10.0)
2006	16.1
Prior to 2006	14.3

Total net development	$20.4

In recent periods, we increased our efforts to close prior year claims in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents estimated ultimate cost to settle the claim, undiscounted). As a result of these efforts, our claims closure rate accelerated in 2008, which in turn contributed to favorable prior accident year development recorded in 2008. While we intend to continue to seek to settle claims on a more accelerated basis, we do not presently anticipate that the claims closure rate will continue to increase as the number of existing, prior year open claims decreases, on a percentage basis, compared to the total number of open claims.

The table below sets forth the number of open claims as of December 31, 2008, 2007 and 2006, and the numbers of claims reported and closed during the years then ended.

	Twelve Months Ended December 31,
	2008	2007	2006
Open claims at beginning of period	5,300	5,694	6,055
Claims reported	6,324	6,899	6,581
Claims closed	(6,831)	(7,293)	(6,942)

Open claims at end of period	4,793	5,300	5,694

At December 31, 2008, our case incurred amounts for certain accident years, particularly 2006 and 2007, have not developed to the degree management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our 23 years of historical claims data. However, as of December 31, 2008, actual results for these two accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of these recent results for the 2006 and 2007 accident years. However, if actual results for current and future accident years are consistent with, or better than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see “Business—Loss Reserves.”

Contractual Obligations and Commitments

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2008, the present value of these annuities was $81.8 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 17 to our consolidated financial statements in Item 8 of this report.

We lease equipment and office space under noncancelable operating leases. Future minimum lease payments at December 31, 2008, were as follows:

Year	Future Minimum Lease Payments
(In thousands)
2009	$616
2010	176
2011	31

$823

Rental expense was $804,000 in 2008, $921,000 in 2007 and $1.4 million in 2006.

The table below provides information with respect to our long-term debt and contractual commitments as of December 31, 2008.

Contractual Obligations		Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In thousands)
Subordinated notes (1)	$36,090	$—	$—	$—	$36,090
Loss and loss adjustment expenses (2)	531,293	207,736	190,734	77,037	55,786
Loss-based insurance assessments (3)	13,858	5,419	4,975	2,009	1,455
Capital lease obligations	168	58	110	—	—
Operating lease obligations	823	616	207	—	—
Purchase obligations	2,629	1,636	993	—	—

Total	$584,861	$215,465	$197,019	$79,046	$93,331

(1)	Amounts do not include interest payments associated with these obligations. Interest rates on our subordinated notes are variable and may change on a quarterly basis. See “—Liquidity and Capital Resources” above for further discussion of our subordinated notes.

(2)

The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2008 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense process, see “Business—Loss Reserves” in Item 1 of this report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the amounts shown in the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors—

Risks Related to Our Business—Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Item 1A of this report for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.

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

We address the credit risk related to the issuers of our fixed maturity securities by investing in fixed maturity securities that are rated “BBB” or higher by Standard & Poor’s. We also independently, and through our outside fixed maturity securities investment manager, monitor the financial condition of all issuers of our fixed maturity securities. To limit our risk exposure, we employ diversification policies that limit our credit exposure to any single issuer or business sector.

We are also subject to credit risk with respect to our reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims and we might not collect amounts recoverable from our reinsurers. We address this credit risk by initially selecting reinsurers with an A.M. Best rating of “A-” (Excellent) or better and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment including commutation, novation and letters of credit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report.

Interest Rate Risk

Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. As of December 31, 2008, we had fixed maturity securities with a fair value of $664.1 million and a carrying value of $680.3 million. These securities are all subject to interest rate risk, but because we classify all of our fixed maturity securities as held-to-maturity, changes in fair values have no effect on the carrying value of our portfolio. We manage our exposure to interest rate risk with respect to these securities by investing in investment-grade securities with moderate effective duration.

We are also subject to interest rate risk on our subordinated debt securities, which have quarterly adjustable interest rates based on LIBOR plus a fixed margin. As such, fluctuations in interest rates have a direct effect on interest expense associated with our subordinated debt securities.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2008 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. We show no changes to carrying values and shareholders’ equity because we classify all of our fixed maturity securities as held-to-maturity.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$615,075	$(49,009)	$680,276	$—	—
100 basis point increase	639,888	(24,196)	680,276	—	—
No change	664,084	—	680,276	—	—
100 basis point decrease	682,917	18,833	680,276	—	—
200 basis point decrease	702,753	38,669	680,276	—	—

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and shareholders’ equity. In order to minimize our exposure to equity price risk, we invest primarily in exchange traded funds representing broad, diversified portfolios. In addition, we limit the percentage of equity securities held in our investment portfolio to a 30% or less of shareholders’ equity, plus redeemable preferred stock. As of December 31, 2008, the equity securities in our investment portfolio had a fair value of $24.4 million, representing 8.8% of shareholders’ equity plus redeemable preferred stock on that date. See “Business—Investments” in Item 1 of this report.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors

AMERISAFE, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also include the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERISAFE, Inc. and Subsidiaries at December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMERISAFE, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 9, 2009

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2008	2007
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $664,084 and $640,037 in 2008 and 2007, respectively)	$680,276	$639,691
Fixed maturity securities—available-for-sale, at fair value (cost $0 and $32,425 in 2008 and 2007, respectively)	—	32,425
Equity securities—available-for-sale, at fair value (cost $25,002 and $40,381 in 2008 and 2007, respectively)	24,431	39,629

Total investments	704,707	711,745
Cash and cash equivalents	95,266	47,329
Amounts recoverable from reinsurers	67,763	77,272
Premiums receivable, net	156,567	152,150
Deferred income taxes	33,580	26,418
Accrued interest receivable	7,247	7,079
Property and equipment, net	5,542	5,407
Deferred policy acquisition costs	20,289	18,414
Deferred charges	3,381	3,553
Other assets	13,491	12,486

	$1,107,833	$1,061,853

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$531,293	$537,403
Unearned premiums	137,100	138,402
Reinsurance premiums payable	—	720
Amounts held for others	8,450	2,972
Policyholder deposits	42,368	41,516
Insurance-related assessments	42,505	42,234
Federal income tax payable	1,221	—
Accounts payable and other liabilities	30,534	28,946
Subordinated debt securities	36,090	36,090

	829,561	828,283
Redeemable preferred stock:
Series A nonconvertible—$0.01 par value, $100 per share redemption value:
Authorized shares—1,500,000; issued and outstanding shares—none in 2008 and 2007	—	—
Series C convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—300,000; issued and outstanding shares—50,000 in 2008 and 2007	5,000	5,000
Series D convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—200,000; issued and outstanding shares—200,000 in 2008 and 2007	20,000	20,000

	25,000	25,000
Shareholders’ equity:
Preferred stock: Series E nonconvertible—$0.01 par value, $100 per share redemption value:
Authorized—500,000; issued and outstanding shares—none in 2008 and in 2007	—	—
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2007 and 2006; issued and outstanding shares—18,856,602 in 2008 and 18,813,040 in 2007	188	188
Additional paid-in capital	175,163	173,589
Accumulated earnings	77,076	33,230
Accumulated other comprehensive income	845	1,563

	253,272	208,570

	$1,107,833	$1,061,853

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	Year Ended December 31,
	2008	2007	2006
Revenues
Premiums earned	$289,493	$306,906	$299,303
Net investment income	30,998	30,208	25,383
Net realized gains (losses) on investments	(18,856)	147	7,389
Fee and other income	742	1,058	645

Total revenues	302,377	338,319	332,720

Expenses
Loss and loss adjustment expenses incurred	176,389	198,531	199,484
Underwriting and certain other operating costs	14,933	26,267	35,024
Commissions	20,592	20,352	19,030
Salaries and benefits	20,411	18,896	17,234
Interest expense	2,460	3,545	3,496
Policyholder dividends	3,504	(367)	6,006

Total expenses	238,289	267,224	280,274

Income before income taxes	64,088	71,095	52,446
Income tax expense	20,242	20,876	15,088

Net income	43,846	50,219	37,358
Preferred stock dividends	—	—	—

Net income available to common shareholders	$43,846	$50,219	$37,358

Earnings per share
Basic	$2.19	$2.52	$1.88

Diluted	$2.15	$2.47	$1.88

Shares used in computing earnings per share
Basic	18,814,508	18,767,210	17,579,829

Diluted	19,141,688	19,079,380	17,594,736

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at January 1, 2006	17,424,054	$174	$145,206	$(54,346)	$6,312	$97,346
Comprehensive income:
Net income	—	—	—	37,358	—	37,358
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	(2,284)	(2,284)
Comprehensive income	—	—	—	—	—	35,074
Common stock issued upon conversion of Series C preferred stock	1,214,771	12	24,988	—	—	25,000
Common stock issued upon exercise of options	47,500	1	427	—	—	428
Restricted common stock issued	18,773	—	168	—	—	168
Share-based compensation	—	—	754	—	—	754
Tax benefit of share-based compensation	—	—	14	—	—	14
Balance at December 31, 2006	18,705,098	187	171,557	(16,988)	4,028	158,784
Comprehensive income:
Net income	—	—	—	50,219	—	50,219
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	(2,465)	(2,465)
Comprehensive income	—	—	—	—	—	47,754
Common stock issued upon exercise of options	90,049	1	810	—	—	811
Restricted common stock issued	17,893	—	269	—	—	269
Share-based compensation	—	—	774	—	—	774
Tax benefit of share-based compensation	—	—	179	—	—	179
Balance at December 31, 2007	18,813,040	188	173,589	33,230	1,563	208,570
Comprehensive income:
Net income	—	—	—	43,846	—	43,846
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	(718)	(718)
Comprehensive income	—	—	—	—	—	43,128
Common stock issued upon exercise of options	27,896	—	251	—	—	251
Restricted common stock issued	15,666	—	269	—	—	269
Share-based compensation	—	—	1,015	—	—	1,015
Tax benefit of share-based compensation	—	—	39	—	—	39
Balance at December 31, 2008	18,856,602	$188	$175,163	$77,076	$845	$253,272

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net income	$43,846	$50,219	$37,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,188	1,729	1,960
Net amortization/accretion of investments	3,018	2,778	2,272
Deferred income taxes	(6,775)	4,376	(5,824)
Net realized (gains) losses on investments	18,856	(147)	(7,389)
(Gain) loss on sale of asset	13	1	(82)
Share-based compensation	1,285	1,043	922
Changes in operating assets and liabilities:
Premiums receivable	(4,418)	(7,766)	(20,450)
Accrued interest receivable	(168)	(1,158)	(1,324)
Deferred policy acquisition costs and deferred charges	(1,703)	67	(1,879)
Other assets	(1,005)	(1,275)	(2,024)
Reserve for loss and loss adjustment expenses	(6,110)	18,225	34,693
Unearned premiums	(1,302)	641	13,237
Reinsurance balances	8,788	31,985	13,578
Amounts held for others and policyholder deposits	6,329	3,225	1,451
Accounts payable and other liabilities	3,081	(3,512)	15,323

Net cash provided by operating activities	64,923	100,431	81,822

Investing activities
Purchases of investments held-to-maturity	(142,146)	(127,156)	(214,627)
Purchases of investments available-for-sale	(5,158)	(498,766)	(41,972)
Proceeds from maturities of investments held-to-maturity	94,153	61,898	61,182
Proceeds from sales and maturities of investments available-for-sale	37,211	484,635	91,859
Purchases of property and equipment	(1,336)	(1,451)	(1,330)
Proceeds from sales of property and equipment	—	1	86

Net cash used in investing activities	(17,276)	(80,839)	(104,802)

Financing activities
Proceeds from stock option exercise	251	810	428
Tax benefit from share-based payments	39	179	14

Net cash provided by financing activities	290	989	442

Change in cash and cash equivalents	47,937	20,581	(22,538)
Cash and cash equivalents at beginning of year	47,329	26,748	49,286

Cash and cash equivalents at end of year	$95,266	$47,329	$26,748

Supplemental disclosure of cash flow information
Interest paid	$2,697	$3,403	$2,655

Income taxes paid	$25,022	$19,629	$18,638

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1.	Summary of Significant Accounting Policies

Organization

AMERISAFE, Inc. is an insurance holding company incorporated in the state of Texas. The accompanying consolidated financial statements include the accounts of AMERISAFE and its subsidiaries: American Interstate Insurance Company (“AIIC”) and its insurance subsidiaries, Silver Oak Casualty, Inc. (“SOCI”) and American Interstate Insurance Company of Texas (“AIIC-TX”), Amerisafe Risk Services, Inc. (“RISK”) and Amerisafe General Agency, Inc. (“AGAI”). AIIC and SOCI are property and casualty insurance companies organized under the state of Louisiana. AIIC-TX is a property and casualty insurance company organized under the laws of the state of Texas. RISK, a wholly-owned subsidiary of the Company, is a claims and safety service company servicing only affiliated insurance companies. AGAI, a wholly owned subsidiary of the Company, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIIC-TX, as well as by nonaffiliated insurance carriers. The assets and operations of AGAI are not significant to that of the consolidated entity.

The terms “AMERISAFE,” the “Company,” “we,” “us,” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.

The Company provides workers’ compensation and general liability insurance for companies primarily in special trade groups, including construction, trucking, agriculture and logging. Assets and revenues of AIIC represent approximately 99% of comparable consolidated amounts of the Company for each of 2008, 2007 and 2006.

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

Investments

The Company has the ability and positive intent to hold these investments until maturity. Therefore, investments in held-to-maturity fixed maturity securities are recorded at amortized cost. Available-for-sale fixed maturity securities and equity securities are recorded at fair value. Temporary changes in the fair value of the available-for-sale fixed maturity and equity securities are reported in shareholders’ equity as a component of other comprehensive income, net of deferred income taxes.

Investment income is recognized as it is earned. The discount or premium on fixed maturities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The Company regularly reviews the fair value of its investments. Impairment of an investment security results in a reduction of the carrying value of the security and the realization of a loss when the fair value of the security declines below the cost or amortized cost, as applicable, for the security and the impairment is deemed to be other-than-temporary. The Company regularly reviews its investment portfolio to evaluate the existence of other-than-temporary declines in the fair value of investments. The Company considers various factors in determining if a decline in the fair value of an individual security is other-than-temporary, including but not limited to a reduction or interruption in scheduled cash flows, the financial condition of the issuer, how long and how much the fair value has been below amortized cost, downgrades, and the Company’s intent to sell or ability to hold the security.

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

Deferred Policy Acquisition Costs

The direct costs of acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2008, 2007 or 2006.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Amounts recoverable from reinsurers include balances currently owed to the Company for losses and allocated loss adjustment expenses that have been paid to policyholders, amounts that are currently reserved for and will be recoverable once the related expense has been paid and experience-rated commissions recoverable upon commutation.

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

Experience-rated commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. These commission revenues on reinsurance contracts are recognized during the related reinsurance treaty period and are based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations. Experience-rated commissions reduced underwriting and other operating costs by $13.6 million in 2008, $3.8 million in 2007 and $66,000 in 2006.

Fee and Other Income

The Company recognizes income related to commissions earned by AGAI as the related services are performed.

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and other operating costs in the consolidated statements of income. Total advertising expenses incurred were $469,000 in 2008, $493,000 in 2007 and $447,000 in 2006.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

Stock-Based Compensation

The Company recognizes the impact of its share-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123 (R) (revised 2004)—Share-Based Payment. All share-based grants are recognized as compensation expense over the vesting period.

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (“SFAS No. 141(R)”. SFAS No. 141(R) establishes principles and requirements for how an acquiring company recognizes and measures in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquired company. It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The impact of adopting SFAS No. 141(R) has not been determined since the Company has not had any business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and (e) sufficient disclosures are made that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company currently does not have any noncontrolling interests that will be impacted by SFAS No. 160.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and has issued SFAS No. 162 to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The FASB does not expect that SFAS No. 162 will result in a change in current practice; however, transition provisions have been provided in the unusual circumstance that the application of the provisions of SFAS No. 162 results in a change in practice. The Company does not anticipate that the adoption of SFAS No. 162 will have a material effect on the Company’s financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings Per Share. FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented is to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. Currently, the Company does not have any unvested awards that contain non-forfeitable rights to dividends or dividend equivalents. The Company does not anticipate that the adoption of FSP EITF 03-6-1 will have a material effect on the Company’s financial position or results of operations.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FASB SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) in a market that is not active. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application will be accounted for as a change in accounting estimate. The disclosure provisions for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application The adoption of FSP FAS 157-3 did not have an effect on the Company’s financial position or results of operations.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and is to be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not anticipate that the adoption of EITF 99-20-1 will have a material effect on the Company’s financial position or results of operations.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

2.	Investments

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at December 31, 2008 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$23,024	$1,792	$(37)	$24,779
States and political subdivisions	482,923	4,836	(9,881)	477,878
U.S. agency-based mortgage-backed securities	92,862	2,411	(24)	95,249
Commercial mortgage-backed securities	51,610	—	(11,682)	39,928
Asset-backed securities	10,803	—	(3,041)	7,762
Corporate bonds	19,054	117	(683)	18,488

Totals	$680,276	$9,156	$(25,348)	$664,084

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at December 31, 2008 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Equity securities	$25,002	$—	$(571)	$24,431

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at December 31, 2007 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Variable rate demand obligations	$32,425	$—	$—	$32,425
Equity securities	40,381	618	(1,370)	39,629

Totals	$72,806	$618	$(1,370)	$72,054

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at December 31, 2008, by contractual maturity, is as follows:

	Cost or Amortized Cost	Fair Value
	(In thousands)
Maturity:
Due in 2009	$60,826	$61,161
In 2010 through 2013	157,465	158,406
In 2014 through 2018	125,758	126,668
After 2018	180,952	174,909
Mortgage-backed and asset-backed securities	155,275	142,940

Totals	$680,276	$664,084

At December 31, 2008, there were $25,000 of cash and short-term investments and $18,908,740 of held-to-maturity investments on deposit with regulatory agencies of states in which the Company does business.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2008, 2007 and 2006 is as follows:

	Fixed Maturity Securities Available for Sale	Equity Securities		Other	Total
	(In thousands)
Year ended December 31, 2008
Proceeds from sales	$32,425		$4,786	$—	$37,211

Gross realized investment gains	$—		$468	$—	$468
Gross realized investment (losses)	—		(2,086)	—	(2,086)

Net realized investment (losses)	—		(1,618)	—	(1,618)
Impairments	—		(14,133)	(3,156)	(17,289)
Other, including (losses) on calls and redemptions	—		—	51	51

Net realized investment gains (losses)	$—		$(15,751)	$(3,105)	$(18,856)

Year ended December 31, 2007
Proceeds from sales	$484,635		$—	$—	$484,635

Gross realized investment gains	$17	$		$—	$17
Gross realized investment (losses)	(6)		—	—	(6)

Net realized investment gain	11		—	—	11
Other, including (losses) on calls and redemptions	—		—	136	136

Net realized investment gains (losses)	$11		$—	$136	$147

Year ended December 31, 2006
Proceeds from sales	$2,000		$89,859	$—	$91,859

Gross realized investment gains	$—		$10,601	$—	$10,601
Gross realized investment (losses)	—		(3,142)	—	(3,142)

Net realized investment gain	—		7,459	—	7,459
Other, including gains on calls and redemptions	(5)		—	(65)	(70)

Net realized investment gains (losses)	$(5)		$7,459	$(65)	$7,389

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Gross investment income:
Fixed maturity securities	$28,879	$27,441	$22,261
Equity securities	931	874	1,522
Cash and cash equivalents	2,351	3,056	2,674

Total gross investment income	32,161	31,371	26,457
Investment expenses	(1,163)	(1,163)	(1,074)

Net investment income	$30,998	$30,208	$25,383

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The following table summarizes the gross unrealized losses on securities that were at a loss for either less than twelve months or twelve months or longer:

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2008:
Fixed maturity securities	$70,315	$(5,176)	$103,550	$(20,173)
Equity securities	1,948	(85)	21,394	(486)
December 31, 2007:
Fixed maturity securities	$104,866	$(2,011)	$198,763	$(2,303)
Equity securities	22,809	(1,370)	—	—

The Company regularly reviews its investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. The Company considers various factors in determining if a decline in the fair value of an individual security is other-than-temporary. The key factors considered are:

•	any reduction or elimination of dividends, or nonpayment of scheduled principal or interest payments;

•	the financial condition and near-term prospects of the issuer of the applicable security, including any specific events that may affect its operations or earnings;

•	how long and by how much the fair value of the security has been below its cost or amortized cost;

•	any downgrades of the security by a rating agency; and

•	the Company’s intent and ability to keep the security for a sufficient time period for it to recover its value.

The Company reviewed all securities with unrealized losses in accordance with the impairment policy described above. The Company determined that the unrealized losses in the fixed maturity securities portfolio related primarily to changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market liquidity and prices generally, and the transfer of the investments from the available-for-sale classification to the held-to-maturity classification in January 2004. With the exception of certain securities deemed to be other-than-temporarily impaired, the Company expects to recover the carrying value of these securities since management has the positive intent and ability to hold the securities until they mature.

In 2008, the Company recorded aggregate impairment charges of $17.3 million with respect to two asset-backed securities, two equity securities and four value-based exchange traded funds in its investment portfolio. Of the $17.3 million of impairment charges, $14.0 million related to four value-based exchange traded funds. The value of these securities fell throughout 2008 in line with other major indices during a volatile market cycle. As of December 31, 2008, the unrealized losses on these exchange-traded funds exceeded 35% of cost. While the Company believes some portion of the value will be regained as the economy recovers, such recoveries can not be determined to be in the near term. These securities were impaired using the market close price on the last day of the year.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

In addition, an impairment of $3.1 million was recorded related to one asset-backed security. The Company determined to impair this security because, among other things, the credit rating of the security had been downgraded to below investment grade, and the fair value of the security had been less than 80% of its amortized cost for an extended period of time. The Company believes that the factors resulting in the impairment of this asset-backed security were generally specific to this security and do not impact its other investments. This security was impaired at fair value as of December 31, 2008.

3.	Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for doubtful accounts. The components of premiums receivable are shown below:

	December 31,
	2008	2007
	(In thousands)
Premiums receivable	$159,795	$154,702
Allowance for doubtful accounts	(3,228)	(2,552)

Premiums receivable, net	$156,567	$152,150

The following summarizes the activity in the allowance for doubtful accounts:

	December 31,
	2008	2007	2006
	(In thousands)
Balance, beginning of year	$2,552	$2,510	$2,214
Provision for bad debts	3,340	1,605	1,839
Write-offs	(2,664)	(1,563)	(1,543)

Balance, end of year	$3,228	$2,552	$2,510

In 2006, the Company recorded an estimate for EBUB premium of $5.3 million, or 1.6% of gross premiums written in 2006. At December 31, 2007, the Company’s revised estimate for EBUB premium was $9.0 million, a change of $3.7 million or 1.1% of gross premiums written in 2007. At December 31, 2008, the Company’s revised estimate for EBUB premium was $10.2 million, a change of $1.2 million or 0.4% of gross premiums written in 2008.

4.	Deferred Policy Acquisition Costs

The Company incurs certain costs related to acquiring policies. These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2008	2007
	(In thousands)
Agents’ commissions	$13,487	$12,247
Premium taxes	3,404	3,143
Deferred underwriting expenses	3,398	3,024

Total deferred policy acquisition costs	$20,289	$18,414

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Balance, beginning of year	$18,414	$18,486	$16,973
Policy acquisition costs deferred	42,811	40,918	41,939
Amortization expense during the year	(40,936)	(40,990)	(40,426)

Balance, end of year	$20,289	$18,414	$18,486

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2008	2007
	(In thousands)
Land and office building	$4,580	$4,492
Furniture and equipment	6,067	6,005
Software	7,665	7,050
Automobiles	93	93

	18,405	17,640
Accumulated depreciation	(12,863)	(12,233)

Real estate, furniture and equipment, net	$5,542	$5,407

Furniture and equipment included property held under capital leases of $156,000 and $70,000 at December 31, 2008 and 2007, respectively, and software included property held under capital leases of $191,000 and $88,000 at December 31, 2008 and 2007, respectively. Accumulated depreciation includes $168,000 and $105,000, respectively, that is related to these properties. The capital lease obligations related to these properties are included in accounts payable and other liabilities.

Future minimum lease payments related to the capital lease obligations are detailed below (in thousands):

2009	$58
2010	63
2011	47
Less amount representing interest	(2)

Present value of net minimum lease payments	$170

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

6.	Reinsurance

The Company cedes certain premiums and losses to various reinsurers under quota share and excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2008, 2007 and 2006 was as follows:

	2008 Premiums		2007 Premiums		2006 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(In thousands)
Gross	$307,841	$309,143	$327,761	$327,121	$332,491	$319,253
Ceded	(19,650)	(19,650)	(20,215)	(20,215)	(19,950)	(19,950)

Net premiums	$288,191	$289,493	$307,546	$306,906	$312,541	$299,303

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2008	2007
	(In thousands)
Unpaid losses recoverable:
Case basis	$43,439	$58,354
Incurred but not reported	13,157	16,571
Paid losses recoverable	1,332	1,990
Experience-rated commissions recoverable	9,835	357

Total	$67,763	$77,272

Amounts recoverable from reinsurers consists of ceded case reserves, ceded incurred but not reported (“IBNR”) reserves, paid losses recoverable and experience-rated commissions recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2008, there were no paid losses recoverable that were past due. Experience-rated commissions recoverable represents earned commission from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers.

The Company received reinsurance recoveries of $19,852,000 in 2008, $33,745,000 in 2007 and $7,860,000 in 2006.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

At December 31, 2008, unsecured reinsurance recoverables from reinsurers that exceeded 1.5% of statutory surplus of the Company’s insurance subsidiary are shown below (in thousands). The A.M. Best Company rating for the reinsurer is shown parenthetically.

Odyssey America Reinsurance Corporation (A)	$14,940
St. Paul Fire & Marine Insurance Company (A+)	7,917
Clearwater Insurance Company (A–)	7,599
Minnesota Workers’ Compensation Reinsurance Association (NR)	6,205
Finial Reinsurance Company (A–)	5,146
SCOR Reinsurance Company (A–)	5,125
Hannover Reinsurance (Ireland) Limited (A)	4,730
Aspen Insurance Limited (A)	4,730
Other reinsurers	11,371

Total reinsurance recoverables	67,763
Letters of credit and funds held	11,765

Total unsecured reinsurance recoverables	$55,998

7.	Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(In thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$23,257	$19,223
Unearned premiums	11,979	11,990
Accrued expenses and other	2,192	1,774
Accrued policyholder dividends	1,647	1,990
Capital loss carryforward on impaired securities	5,997	—
Accrued insurance-related assessments	4,850	6,002

Total deferred tax assets	49,922	40,979
Less valuation allowance	3,011	—

Net deferred income tax assets	46,911	40,979

Deferred income tax liabilities:
Deferred policy acquisition costs	(8,521)	(7,741)
Deferred charges	(1,039)	(1,093)
Unrealized gain on securities available-for-sale	(455)	(841)
Property and equipment and other	(253)	(429)
Salvage and subrogation	(3,063)	(4,457)

Total deferred income tax liabilities	(13,331)	(14,561)

Net deferred income taxes	$33,580	$26,418

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current:
Federal	$26,292	$16,168	$20,606
State	725	332	306

	27,017	16,500	20,912
Deferred:
Federal	(6,775)	4,376	(5,824)

Total	$20,242	$20,876	$15,088

The Company recorded a valuation allowance in 2008 for unrealized losses resulting from other-than-temporary impairments.

Income tax expense (benefit) from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Income tax computed at federal statutory tax rate	$22,431	$24,883	$18,356
Tax-exempt interest, net	(5,175)	(4,245)	(3,145)
State income tax	725	332	306
Dividends received deduction	(197)	(142)	(236)
Valuation allowance	3,011	—	—
Other	(553)	48	(193)

	$20,242	$20,876	$15,088

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no such uncertain positions as of December 31, 2008 and 2007.

Tax years 2004 through 2008 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

8.	Line of Credit

In October 2007, the Company entered into an agreement providing for a line of credit in the maximum amount of $20 million. The agreement expires in October 2010. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue interest at rates based either on the prime rate or LIBOR. Letters of credit issued under the arrangement accrue fees on undrawn amounts as long as the letters are outstanding. The Company does not pay a facility fee on amounts available under the line of credit unless they are advanced and outstanding. The facility is unsecured. No borrowings or letters of credit were outstanding under the line of credit arrangement at December 31, 2008 or 2007.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

9.	Subordinated Debt Securities

On December 16, 2003, the Company entered into a trust preferred securities transaction pursuant to which it issued $10,310,000 aggregate principal amount of subordinated debt securities due in 2034. To effect the transaction, the Company formed a Delaware statutory trust, Amerisafe Capital Trust I (“ACT I”). ACT I issued $10,000,000 of preferred securities to investors and $310,000 of common securities to the Company. ACT I used the proceeds from these issuances to purchase the subordinated debt securities. The Company pays interest on its ACT I subordinated debt securities quarterly at a rate equal to LIBOR plus 4.10% per annum (8.9% at December 31, 2008). ACT I pays interest on its preferred securities at the same rate. The Company subordinated debt securities and ACT I preferred securities were repayable on or after January 8, 2009. Payments of principal, interest and premium, if any, on the ACT I preferred securities are guaranteed by the Company.

On April 29, 2004, the Company entered into a second trust preferred securities transaction pursuant to which it issued $25,780,000 aggregate principal amount of subordinated debt securities due in 2034. To effect the transaction, the Company formed a Delaware statutory trust, Amerisafe Capital Trust II (“ACT II”). ACT II issued $25,000,000 of preferred securities to investors and $780,000 of common securities to the Company. ACT II used the proceeds from these issuances to purchase the subordinated debt securities. The Company pays interest on its ACT II subordinated debt securities quarterly at a rate equal to LIBOR plus 3.80% per annum (5.9% at December 31, 2008). ACT II pays interest on its preferred securities at the same rate. The Company subordinated debt securities and ACT II preferred securities are repayable on or after April 29, 2009. Payments of principal, interest and premium, if any, on the ACT II preferred securities are guaranteed by the Company.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

10.	Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Reserves for loss and loss adjustment expenses (“LAE”)	$537,403	$519,178	$484,485
Less amounts recoverable from reinsurers on unpaid loss and LAE	74,925	106,810	120,232

Reserves for loss and LAE, net of related amounts recoverable from reinsurers, at beginning of year	462,478	412,368	364,253
Add:
Provision for loss and LAE for claims occurring in the current year, net of reinsurance	196,776	208,021	201,711
Change in estimated loss and LAE for claims occurring in prior years, net of reinsurance	(20,387)	(9,490)	(2,227)

Incurred losses during the current year, net of reinsurance	176,389	198,531	199,484
Less loss and LAE payments for claims, net of reinsurance, occurring during:
Current year	47,539	43,012	41,002
Prior years	116,631	105,409	110,367

	164,170	148,421	151,369

Reserves for loss and LAE, net of related amounts recoverable from reinsurers, at end of year	474,697	462,478	412,368
Add amounts recoverable from reinsurers on unpaid loss and LAE	56,596	74,925	106,810

Reserves for loss and LAE	$531,293	$537,403	$519,178

The Company’s reserves for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, at December 31, 2007 were decreased in 2008 by $20.4 million. Reserves at December 31, 2006 were decreased in 2007 by $9.5 million, and at December 31, 2005 reserves were decreased in 2006 by $2.2 million. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and then reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.

The anticipated effect of inflation is implicitly considered when estimating liabilities for loss and loss adjustment expenses. Average severities are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions and general economic trends. These anticipated trends are monitored based on actual development and are modified if necessary.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

11.	Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholder’s capital and surplus at December 31, 2008, 2007 and 2006 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2008, were as follows (in thousands):

	2008	2007	2006
	(unaudited)
Capital and surplus	$276,338	$241,022	$196,017
Net income (loss)	36,975	54,620	38,591
Realized investment gains (losses)	(18,856)	147	7,389

Property and casualty insurance companies are subject to certain risk-based capital (“RBC”) requirements specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2008, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirement.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the lesser of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Louisiana Commissioner of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. AIIC paid $10.0 million in dividends to the Company in 2008 and $9.0 million in 2007; however, no such dividends were paid to the Company in 2006. Based upon the above described calculation, AIIC could pay to the Company dividends of up to $17.6 million in 2009 without seeking regulatory approval.

12.	Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. At December 31, 2008, there were 18,856,602 shares of common stock issued and outstanding.

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

At December 31, 2008, 1,214,770 shares of common stock were issuable upon conversion of all outstanding shares of Series C and Series D convertible preferred stock, based on the conversion price on that date of $20.58.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Non-Voting Common Stock

The Company is authorized to issue 5,000,000 shares of convertible non-voting common stock, par value $0.01 per share. Shares of non-voting common stock are issuable upon conversion of outstanding shares of the Company’s Series D convertible preferred stock at the option of the holder of the Series D convertible preferred stock. At the option of the holder, each share of non-voting common stock may be converted at any time into one share of common stock. There were no shares of non-voting common stock outstanding at December 31, 2008 and 2007 or issued during the three-year period ended December 31, 2008.

Series A Preferred Stock

The Company is authorized to issue 1,500,000 shares of Series A preferred stock, par value $0.01 per share, of which 862,924 shares have been canceled and retired and cannot be reissued. No shares of Series A preferred stock were outstanding at December 31, 2008 and 2007.

Series B Preferred Stock

The Company is authorized to issue 1,500,000 shares of Series B preferred stock, par value $0.01 per share. There were no shares of Series B preferred stock outstanding at December 31, 2008 and 2007 or issued during the three-year period ended December 31, 2008.

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

The Series C convertible preferred stock is convertible at the option of the holder into shares of common stock at a rate of $100 per share divided by the then-applicable conversion price. The Series D convertible preferred stock is convertible at the option of the holder into shares of non-voting common stock at a rate of $100 per share divided by the then-applicable conversion price. In turn, each share of non-voting common stock is convertible at the option of the holder into one share of common stock. As of December 31, 2008, the conversion price was $20.58 per share and the outstanding shares of Convertible Preferred Stock were convertible into 1,214,770 shares of common stock.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

The Company may redeem all, but not less than all, of the outstanding shares of Convertible Preferred Stock at a price per share of $103.50 plus accrued and unpaid dividends. Upon a Change of Control, the Convertible Preferred Stock is mandatorily redeemable at the Redemption Price upon a Change of Control.

The Convertible Preferred Stock is classified outside of permanent equity because the shares are mandatorily redeemable at $100 plus the cash value (calculated at the rate of $100 per share) of all accrued and unpaid dividends per share from the most recent quarterly dividend payment date to the redemption date.

No shares of Convertible Preferred Stock were issued during the three-year period ended December 31, 2008. On November 21, 2006, 250,000 shares of Series C convertible preferred stock were converted into 1,214,771 shares of common stock. The 250,000 shares of Series C preferred stock exchanged were canceled and retired and cannot be reissued.

At December 31, 2008, there were 50,000 shares of Series C convertible preferred stock and 200,000 shares of Series D convertible preferred stock issued and outstanding.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Series E Preferred Stock

The Company is authorized to issue 500,000 shares of Series E preferred stock, par value $0.01 per share, of which 317,744 shares have been redeemed by the Company. Theses shares have been canceled and retired and cannot be reissued.

Junior Preferred Stock

The Company’s board has the authority, without further action by the shareholders, to issue up to 10,000,000 shares of junior preferred stock, par value $0.01 per share, in one or more series. In addition, the board may fix the rights, preferences and privileges of any series of junior preferred stock it may determine to issue, subject to the rights, preferences and privileges of the Convertible Preferred Stock. There were no shares of junior preferred stock outstanding at December 31, 2008 and 2007 or issued during the three-year period ended December 31, 2008.

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

2005 Incentive Plan

The AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”) is administered by the Compensation Committee of the Board and is designed to provide incentive compensation to executive officers and other key management personnel. The 2005 Incentive Plan permits awards in the form of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, non-qualified stock options, restricted shares of common stock and restricted stock units. The maximum number of shares of common stock that may be issued pursuant to option grants and restricted stock and restricted stock unit awards under the 2005 Incentive Plan is 1,900,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock dividend, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. Officers, other key employees, consultants and other persons performing services for the Company that are equivalent to those typically provided by Company employees are eligible to participate in the 2005 Incentive Plan. However, only employees (including Company officers) can receive grants of incentive stock options.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical attrition rate for those employees at the officer level, who are eligible to receive options. Further, the Company aggregates individual awards into homogenous groups based upon grant date. Expected volatility is estimated using daily historical volatility for six companies within the property and casualty insurance sector. The Company believes that historical volatility of this peer group is currently the best estimate of expected volatility of the market price of the Company’s common shares. The dividend yield is assumed to be zero as the Company has not historically paid cash dividends nor expects to pay cash dividends in the near future. The risk-free interest rate is the yield on the grant date of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.

As of December 31, 2008, the Company had made awards of stock options under the 2005 Incentive Plan on September 1, 2006, September 25, 2006, March 2, 2007, January 24, 2008 and November 10, 2008. At December 31, 2008, 280,609 shares of common stock were available for future awards under the 2005 Incentive Plan.

The assumptions used in the Black-Scholes-Merton pricing model for options granted on the above option grant dates were as follows:

	2008	2007	2006
Expected Volatility	23.5% – 29.0%	27.1%	28.0% – 28.2%
Weighted-Average Risk-Free Interest Rate	3.1% – 3.2%	4.5%	4.5% – 4.7%
Weighted-Average Expected Life	6.5 years	6.5 years	6.5 years
Expected Dividend Yield	0.0%	0.0%	0.0%

The following table summarizes information about the stock options outstanding under the 2005 Incentive Plan at December 31, 2006, 2007 and 2008:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2006	1,548,500	$9.00	9.9
Granted	100,000	10.46	—
Exercised	(47,500)	9.00	—
Canceled, forfeited, or expired	(209,000)	9.00	—

Outstanding at December 31, 2006	1,392,000	9.10	8.9

Exercisable at December 31, 2006	258,400	9.00	8.9

Outstanding at January 1, 2007	1,392,000	9.10	8.9
Granted	50,000	17.65	—
Exercised	(90,049)	9.00	—
Canceled, forfeited, or expired	—	—	—

Outstanding at December 31, 2007	1,351,951	9.43	9.0

Exercisable at December 31, 2007	446,751	9.00	8.9

Outstanding at January 1, 2008	1,351,951	9.43	9.0
Granted	95,000	15.23	—
Exercised	(27,896)	9.00	—
Canceled, forfeited, or expired	—	—	—

Outstanding at December 31, 2008	1,419,055	9.82	8.2

Exercisable at December 31, 2008	707,255	9.20	7.9

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The weighted-average grant date fair values of options granted during 2008, 2007 and 2006 were $5.38, $6.71 and $4.06, respectively. Cash received from option exercises was $251,000, $810,000 and $428,000 in 2008, 2007 and 2006, respectively. Total tax benefits realized for tax deductions from option exercises were $45,000, $170,000 and $10,500 in 2008, 2007 and 2006, respectively. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $237,000, $791,000 and $200,000, respectively. The fair value of shares vested during 2008, 2007 and 2006 was $1,072,000, $1,005,000 and $1,093,000, respectively. The aggregate intrinsic value of vested shares outstanding as of December 31, 2008, 2007 and 2006 was $8,010,000, $2,879,000 and $1,669,000, respectively.

In February 2008, the compensation committee of the Board approved incentive compensation awards to each of the Company’s executive officers for services rendered in 2007. The awards were composed of cash bonuses and grants of restricted common stock. The restricted stock awards were made pursuant to the Company’s 2005 Incentive Plan and vest on the first anniversary of the date of grant. The fair value of the restricted stock at the date of grant was $121,000.

The following table summarizes information about the restricted stock outstanding under the 2005 Incentive Plan at December 31, 2008:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2006	—	$—
Granted	15,946	10.66
Vested	—	—
Forfeited	(3,283)	10.66

Nonvested balance at December 31, 2006	12,663	10.66

Granted	13,030	17.65
Vested	(12,663)	10.66
Forfeited	—

Nonvested balance at December 31, 2007	13,030	17.65

Granted	9,918	13.15
Vested	(13,030)	17.65
Forfeited	—

Nonvested balance at December 31, 2008	9,198	13.15

The Company recognized compensation expense of $1,177,000, $973,000 and $850,000 in 2008, 2007 and 2006, respectively, related to the 2005 Incentive Plan.

2005 Restricted Stock Plan

The AMERISAFE 2005 Non-Employee Director Restricted Stock Plan (the “2005 Restricted Stock Plan”) is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Restricted stock awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the 2005 Restricted Stock Plan is 50,000 shares, subject to the authority

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2008, there were 29,227 shares of common stock available for future awards under the 2005 Restricted Stock Plan.

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

As of December 31, 2008, there were 6,468 shares of restricted stock outstanding under the 2005 Restricted Stock Plan, all of which will vest on the date of the annual meeting of shareholders in 2009.

The following table summarizes information about the restricted stock outstanding under the 2005 Restricted Stock Plan at December 31, 2008:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2006	3,332	$9.00
Granted	6,110	12.27
Vested	(3,332)	9.00
Forfeited	—	—

Nonvested balance at December 31, 2006	6,110	12.27

Granted	6,085	17.66
Vested	(5,030)	12.42
Forfeited	(1,222)	12.27

Nonvested balance at December 31, 2007	5,943	17.66

Granted	6,468	16.22
Vested	(5,943)	17.66
Forfeited	—	—

Nonvested balance at December 31, 2008	6,468	16.22

The Company recognized compensation expense of $108,000 in 2008, $70,000 in 2007 and $72,000 in 2006 related to the 2005 Restricted Stock Plan. Total tax expense realized for tax from vesting of restricted stock was $3,000 in 2008. In 2007 and 2006, total tax benefits realized for tax deductions from vesting of restricted stock was $9,000 and $4,000, respectively.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The calculation of basic and diluted EPS for the years ended December 31, 2008, 2007 and 2006 are presented below.

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Basic EPS:
Net income	$43,846	$50,219	$37,358
Preferred stock dividends	—	—	—

Income available to common shareholders	$43,846	$50,219	$37,358

Amount allocable to common shareholders	94.0%	94.0%	88.6%
Income allocable to common shareholders	$41,215	$47,211	$33,099

Weighted-average common shares outstanding	18,815	18,767	17,580

Basic earnings per share	$2.19	$2.52	$1.88

Diluted EPS:
Income allocable to common shareholders	$41,215	$47,211	$33,099
Dividends on participating securities	—	—	—

Income allocable to common shareholders after assumed conversions	$41,215	$47,211	$33,099

Weighted average common shares outstanding	18,815	18,767	17,580
Diluted effect:
Stock options	304	295	—
Restricted stock	23	17	15

Weighted average diluted shares outstanding	19,142	19,079	17,595

Diluted earnings per share	$2.15	$2.47	$1.88

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The table below sets forth the calculation of the percentage of net income allocable to common shareholders, or the “portion allocable to common shareholders.” Under the two-class method, unvested stock options, and out-of-money vested stock options are not considered to be participating securities.

	Years Ended
	2008	2007	2006
Numerator:
Basic weighted average common shares	18,814,508	18,767,210	17,579,829
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	327,180	312,170	14,907

Weighted average participating common shares	19,141,688	19,079,380	17,594,736

Denominator:
Weighted average participating common shares	19,141,688	19,079,380	17,594,736
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	242,953	242,953	1,301,301
Weighted average common shares issuable upon conversion of Series D preferred shares	971,817	971,817	971,817

Weighted average participating shares	20,356,458	20,294,150	19,867,854

Portion allocable to common shareholders	94.0%	94.0%	88.6%

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

15.	Other Comprehensive Income

	Pre-Tax Amount	Tax Expense	Net-of-Tax Amount
	(In thousands)
December 31, 2008
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(271)	$(95)	$(176)
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(1,286)	(450)	(836)
Less reclassification adjustment for losses realized in net income	452	158	294

Net unrealized loss	(1,105)	(387)	(718)

Other comprehensive income	$(1,105)	$(387)	$(718)

December 31, 2007
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(2,686)	$(940)	$(1,746)
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(1,532)	(536)	(996)
Less reclassification adjustment for losses realized in net income	425	148	277

Net unrealized loss	(3,793)	(1,328)	(2,465)

Other comprehensive income	$(3,793)	$(1,328)	$(2,465)

December 31, 2006
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$1,983	$694	$1,289
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(1,637)	(573)	(1,064)
Less reclassification adjustment for losses realized in net income	(3,860)	(1,351)	(2,509)

Net unrealized loss	(3,514)	(1,230)	(2,284)

Other comprehensive income	$(3,514)	$(1,230)	$(2,284)

16.	Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches up to 2% of employee compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Contributions to this plan were $311,000 in 2008, $296,000 in 2007 and $275,000 in 2006.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes (in thousands) the fair value of the annuities at December 31, 2008, that the Company has purchased to satisfy its obligations. The A.M. Best Company rating is shown parenthetically.

Life Insurance Company	Statement Value of Annuities Exceeding 1% of Statutory Surplus
American General Life Insurance (A)	$21,203
Pacific Life and Annuity Company (A++)	10,129
New York Life Insurance Company (A++)	8,134
Aviva Life Insurance Company (A+)	7,758
Metropolitan Life Insurance Company (A+)	7,052
Genworth Life Insurance Company (A)	5,672
Liberty Life Assurance Company of Boston (A)	4,976
Monumental Life Insurance Company (A+)	3,129
John Hancock Life Insurance Company (A++)	2,778
Other	10,992

$81,823

Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best Company rating of “A” (Excellent) or better.

The Company leases equipment and office space under noncancelable operating leases. At December 31, 2008, future minimum lease payments are as follows (in thousands):

2009	$616
2010	176
2011	31

$823

Rental expense was $804,000 in 2008, $921,000 in 2007 and $1.4 million in 2006.

18.	Concentration of Operations

The Company derives its revenues primarily from its operations in the workers’ compensation insurance line of business. Total net premiums earned for the different lines of business are shown below:

	2008		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Workers’ compensation	$288,037	99.5%	$305,366	99.5%	$297,227	99.3%
General liability	1,456	0.5%	1,540	0.5%	2,075	0.7%

Total net premiums earned	$289,493	100.0%	$306,906	100.0%	$299,303	100.0%

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Net premiums earned during 2008, 2007 and 2006 for the top ten states in 2008 and all others are shown below:

	2008		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Georgia	$27,609	9.5%	$29,393	9.6%	$28,800	9.6%
Louisiana	26,361	9.1	31,756	10.3	26,120	8.7
North Carolina	26,287	9.1	28,304	9.2	19,442	6.5
Oklahoma	18,836	6.5	13,615	4.5	12,993	4.3
Illinois	17,643	6.1	16,521	5.4	15,079	5.0
Virginia	16,867	5.8	18,348	6.0	17,643	5.9
Pennsylvania	15,265	5.3	14,215	4.6	14,941	5.0
Texas	12,971	4.5	14,275	4.7	16,562	5.5
South Carolina	12,183	4.2	14,292	4.7	14,122	4.7
Mississippi	11,393	3.9	13,948	4.5	12,313	4.1

All others	104,078	36.0	112,239	36.5	121,288	40.7

Total net premiums earned	$289,493	100.0%	$306,906	100.0%	$299,303	100.0%

19.	Fair Values of Financial Instruments

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Fixed maturity securities	$680,276	$664,084	$672,116	$672,462
Equity securities	24,431	24,431	39,629	39,629
Cash and cash equivalents	95,266	95,266	47,329	47,329
Liabilities:
Subordinated debt securities:
ACT I	10,310	10,310	10,310	10,310
ACT II	25,780	25,780	25,780	25,780

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement SFAS No. 157 (FSP 157-2). This FSP delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP 157-2 to have a material effect on its consolidated financial statements or results of operations.

The Company determined the fair values of its financial instruments based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard defines fair value, describes three levels of inputs that may be used to measure fair value, and expands disclosures about fair value measurements.

Fair value is defined in SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is the price to sell an asset or transfer a liability and, therefore, represents an exit price, not an entry price. Fair value is the exit price in the principal market (or, if lacking a principal market, the most advantageous market) in which the reporting entity would transact. Fair value is a market-based measurement, not an entity-specific measurement, and, as such, is determined based on the assumptions that market participants would use in pricing the asset or liability. The exit price objective of a fair value measurement applies regardless of the reporting entity’s intent and/or ability to sell the asset or transfer the liability at the measurement date.

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset, also known as current replacement cost. Valuation techniques used to measure fair value are to be consistently applied.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

In SFAS No. 157, inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable:

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

Valuation techniques used to measure fair value are intended to maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

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

At December 31, 2008, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$23,341	$—	$—	$23,341

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

In addition, the Company held common securities in unconsolidated variable interest entities of $1,090,000, which are carried at cost.

At December 31, 2008, all fixed maturity securities were classified as held-to-maturity and carried at amortized cost.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements for similar assets and liabilities measured at fair value. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard and has not elected the option for any financial assets or financial liabilities subsequent to the effective date.

20.	Quarterly Financial Data (Unaudited)

The following table represents unaudited quarterly financial data for the years ended December 31, 2008 and 2007.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2008
Premiums earned	$74,300	$72,143	$71,284	$71,766
Net investment income	7,817	7,405	7,712	8,064
Net realized gains (losses) on investments	8	53	(2,921)	(15,996)
Total revenues	82,266	79,830	76,275	64,006
Income before income taxes	16,739	17,585	19,050	10,714
Net income	11,923	12,827	13,359	5,737
Net income allocable to common shareholders	11,208	12,057	12,571	5,399
Earnings per share:
Basic	0.60	0.64	0.67	0.29
Diluted	0.59	0.63	0.65	0.28
Comprehensive income	9,313	11,353	11,680	10,782

2007
Premiums earned	$75,881	$77,106	$79,637	$74,282
Net investment income	6,925	7,433	7,924	7,926
Net realized gains on investments	—	36	91	20
Total revenues	82,945	84,713	88,293	82,368
Income before income taxes	11,885	15,629	16,347	27,234
Net income	8,418	11,362	11,819	18,620
Net income allocable to common shareholders	7,913	10,683	11,112	17,505
Earnings per share:
Basic	0.42	0.57	0.59	0.93
Diluted	0.42	0.56	0.58	0.92
Comprehensive income	8,216	11,740	11,552	16,246

Schedule II.    Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)
Assets
Investments:
Equity securities—available-for-sale, at fair value	$3,038	$1,090
Investment in subsidiaries	288,385	254,647

Total investments	291,423	255,737
Cash and cash equivalents	20,251	11,731
Deferred income taxes	757	433
Notes receivable from subsidiaries	—	560
Property and equipment, net	2,523	2,341
Other assets	617	838

	$315,571	$271,640

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Accounts payable and other liabilities	$1,083	$1,980
Note payable to subsidiaries	126	—
Subordinated debt securities	36,090	36,090

Total liabilities	37,299	38,070
Redeemable preferred stock:
Series C convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—300,000; issued and outstanding shares—50,000 in 2008 and 2007	5,000	5,000
Series D convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—200,000; issued and outstanding shares—200,000 in 2008 and 2007	20,000	20,000

	25,000	25,000
Shareholders’ equity	253,272	208,570

	$315,571	$271,640

Schedule II.    Condensed Financial Information of Registrant—(Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenues
Net investment income	$612	$1,028	$1,300
Fee and other income	7,157	8,318	8,268

Total revenues	7,769	9,346	9,568

Expenses
Other operating costs	5,847	5,789	7,217
Interest expense	2,763	3,815	3,971

Total expenses	8,610	9,604	11,188

(Loss) before income taxes and equity in earnings of subsidiaries	(841)	(258)	(1,620)
Income tax expense (benefit)	(286)	(82)	95

(Loss) before equity in earnings of subsidiaries	(555)	(176)	(1,715)
Equity in net income of subsidiaries	44,401	50,395	39,073

Net income	$43,846	$50,219	$37,358

Schedule II.    Condensed Financial Information of Registrant—(Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$1,497	$(7,712)	$1,030

Investing activities
Purchases of investments	(3,577)	—	—
Proceeds from sales of investments	1,545	—	—
Purchases of property and equipment	(1,235)	(1,339)	(1,328)
Capital contributions from (to) subsidiary	10,000	8,500	—

Net cash provided by (used in) investing activities	6,733	7,161	(1,328)

Financing activities
Proceeds from stock option exercise	251	810	428
Tax benefit from share-based payments	39	179	14

Net cash provided by financing activities	290	989	442

Change in cash and cash equivalents	8,520	438	144
Cash and cash equivalents at beginning of year	11,731	11,293	11,149

Cash and cash equivalents at end of year	$20,251	$11,731	$11,293

Schedule  VI.    Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Cost	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Earned Premium	Net Investment Income	Loss and LAE Related to Current Period	Loss and LAE Related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
	(In thousands)
2008	$20,289	$531,293	$137,100	$289,493	$30,998	$196,776	$(20,387)	$(40,936)	$164,170	$288,191
2007	18,414	537,403	138,402	306,906	30,208	208,021	(9,490)	(40,990)	148,421	307,546
2006	18,486	519,178	137,761	299,303	25,383	201,711	(2,227)	(40,426)	151,369	312,541

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that internal control over financial reporting was effective as of December 31, 2008.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of internal controls over financial reporting, as stated in their report included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors

AMERISAFE, Inc. and Subsidiaries

We have audited AMERISAFE, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMERISAFE, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on AMERISAFE, Inc. and Subsidiaries internal control over financial reporting based on our audit.

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

In our opinion, AMERISAFE, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of AMERISAFE, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 9, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers and key employees is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2009 Annual Meeting of Shareholders. We plan to file such Proxy Statement within 120 days after December 31, 2008, the end of our fiscal year.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2009 Annual Meeting of Shareholders.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2009 Annual Meeting of Shareholders.

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

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2009 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2009 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

Exhibits:
3.1		Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.1	*	Employment Agreement, dated March 1, 2008 by and between the Company and C. Allen Bradley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed March 6, 2008).

10.2	*	Employment Agreement, dated March 1, 2008 by and between the Company and Geoffrey R. Banta (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.3	*	Employment Agreement, dated March 1, 2008 by and between the Company and Craig P. Leach (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.4	*	Employment Agreement, dated March 1, 2008 by and between the Company and C. David O. Narigon (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 6, 2008).

10.5	*	Employment Agreement, dated March 1, 2008 by and between the Company and Todd Walker (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.6	*	Employment Agreement, dated November 1, 2008 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2008)

10.7	*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.8	*

Form of Incentive Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form

S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

Exhibits:
10.9*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.10*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 15, 2006)

10.11*	AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.12*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.13*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.14*	AMERISAFE, Inc. 2008 Management Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 29, 2008).

10.15	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.16	Workers’ Compensation Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.17	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.18	Workers’ Compensation Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.19	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.20	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.21	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.22	First and Second Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)
10.23	Third Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

Exhibits:
10.24	Managed Program Agreement, dated effective December 1, 2008 between Amerisafe Risk Services, Inc. and Express Scripts, Inc.

10.25	Amended and Restated Registration Rights Agreement, dated March 18, 1998, by and among the Company and the shareholders of the Company named therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.26	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.27	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.28	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.29	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland), Limited.

10.30	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2009 issued to the Company by the reinsurers named therein.

10.31	Global Commutation and Release Agreement dated May 16, 2007 between and among Amerisafe, Inc.; American Interstate Insurance Company, American Interstate Insurance Company of Texas, and SilverOak Casualty, Inc. and Munich Reinsurance America, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 6, 2008).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2009.

AMERISAFE, INC.

By:	/s/ C. Allen Bradley, Jr.
C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2009.

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

Todd Walker, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 9th day of March 2009, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ Todd Walker
Todd Walker, Attorney-in-Fact

EXHIBIT INDEX

Exhibits:
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.1*	Employment Agreement, dated March 1, 2008 by and between the Company and C. Allen Bradley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.2*	Employment Agreement, dated March 1, 2008 by and between the Company and Geoffrey R. Banta (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.3*	Employment Agreement, dated March 1, 2008 by and between the Company and Craig P. Leach (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.4*	Employment Agreement, dated March 1, 2008 by and between the Company and C. David O. Narigon (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.5*	Employment Agreement, dated March 1, 2008 by and between the Company and Todd Walker (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.6*	Employment Agreement, dated November 1, 2008 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2008)

10.7*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.8*	Form of Incentive Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.9*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.10*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 15, 2006)

10.11*	AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.12*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.13*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

Exhibits:
10.14*	AMERISAFE, Inc. 2008 Management Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 29, 2008).

10.15	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.16	Workers’ Compensation Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.17	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.18	Workers’ Compensation Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.19	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.20	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.21	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.22	First and Second Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.23	Third Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.24	Managed Program Agreement, dated effective December 1, 2008 between Amerisafe Risk Services, Inc. and Express Scripts, Inc.

10.25	Amended and Restated Registration Rights Agreement, dated March 18, 1998, by and among the Company and the shareholders of the Company named therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.26	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.27	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.28	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

Exhibits:

10.29	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland), Limited.

10.30	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2009 issued to the Company by the reinsurers named therein.

10.31	Global Commutation and Release Agreement dated May 16, 2007 between and among Amerisafe, Inc.; American Interstate Insurance Company, American Interstate Insurance Company of Texas, and SilverOak Casualty, Inc. and Munich Reinsurance America, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 6, 2008).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement