Form 10-Q
period 2009-03-31
AMERISAFE INC
filed 2009-05-04
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

As of April 24, 2009, there were 18,860,602 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including under the caption “Risk Factors” in Item 1A, “Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended December 31, 2008. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets:
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $679,422 and $664,084 in 2009 and 2008, respectively)	$691,516	$680,276
Equity securities—available-for-sale, at fair value (cost $25,002 in 2009 and 2008)	21,041	24,431
Short-term investments	3,523	25

Total investments	716,080	704,732
Cash and cash equivalents	92,475	95,241
Amounts recoverable from reinsurers	78,034	67,763
Premiums receivable, net	171,040	156,567
Deferred income taxes	34,283	33,580
Accrued interest receivable	8,260	7,247
Property and equipment, net	5,674	5,542
Deferred policy acquisition costs	20,169	20,289
Deferred charges	3,569	3,381
Other assets	13,815	13,491

	$1,143,399	$1,107,833

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$545,058	$531,293
Unearned premiums	141,334	137,100
Reinsurance premiums payable	1,509	—
Amounts held for others	8,281	8,450
Policyholder deposits	42,218	42,368
Insurance-related assessments	44,126	42,505
Federal income tax payable	2,242	1,221
Securities payable	7,112	1,550
Accounts payable and other liabilities	28,318	28,984
Subordinated debt securities	36,090	36,090

	856,288	829,561

Redeemable preferred stock	25,000	25,000

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2009 and 2008; issued and outstanding shares—18,860,602 in 2009 and 18,856,602 in 2008	189	188
Additional paid-in capital	175,265	175,163
Accumulated earnings	88,138	77,076
Accumulated other comprehensive income (loss)	(1,481)	845

	262,111	253,272

	$1,143,399	$1,107,833

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues
Gross premiums written	$79,429	$80,977
Ceded premiums written	(5,194)	(4,790)

Net premiums written	$74,235	$76,187

Net premiums earned	$70,001	$74,300
Net investment income	7,372	7,817
Net realized gains on investments	26	8
Fee and other income	136	141

Total revenues	77,535	82,266

Expenses
Loss and loss adjustment expenses incurred	47,070	49,928
Underwriting and certain other operating costs	4,339	4,676
Commissions	5,417	4,833
Salaries and benefits	5,012	5,005
Interest expense	611	769
Policyholder dividends	181	316

Total expenses	62,630	65,527

Income before income taxes	14,905	16,739
Income tax expense	3,843	4,816

Net income	11,062	11,923
Preferred stock dividends	—	—

Net income available to common shareholders	$11,062	$11,923

Earnings per share
Basic	$0.55	$0.60

Diluted	$0.54	$0.59

Shares used in computing earnings per share
Basic	18,845,081	18,798,362

Diluted	19,234,910	19,019,373

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net income	$11,062	$11,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	311	260
Net amortization of investments	818	660
Deferred income taxes	549	(524)
Net realized gains on investments	(26)	(8)
Loss on sale of fixed assets	1	4
Share-based compensation	66	227
Changes in operating assets and liabilities:
Premiums receivable	(14,473)	(7,989)
Accrued interest receivable	(1,013)	(10)
Deferred policy acquisition costs and deferred charges	(68)	(263)
Other assets	(324)	(7,283)
Reserves for loss and loss adjustment expenses	13,765	3,630
Unearned premiums	4,234	1,887
Reinsurance balances	(8,762)	1,200
Amounts held for others and policyholder deposits	(319)	1,723
Accounts payable and other liabilities	7,538	14,125

Net cash provided by operating activities	13,359	19,562

Investing Activities
Purchases of investments held-to-maturity	(41,402)	(54,048)
Purchases of investments available-for-sale	—	(970)
Purchases of short-term investments	(3,501)	—
Proceeds from maturities of investments held-to-maturity	29,186	32,746
Proceeds from sales and maturities of investments available-for-sale	—	33,052
Purchases of property and equipment	(444)	(70)

Net cash provided by (used in) investing activities	(16,161)	10,710

Financing Activities
Proceeds from stock option exercises	36	—
Tax expense from share-based payments	—	(6)

Net cash provided by (used in) financing activities	36	(6)

Change in cash and cash equivalents	(2,766)	30,266
Cash and cash equivalents at beginning of period	95,241	47,304

Cash and cash equivalents at end of period	$92,475	$77,570

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

The Company provides workers’ compensation and general liability insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, agriculture, logging, oil and gas, maritime and sawmills. Assets and revenues of AIIC represent more than 99% of comparable consolidated amounts of the Company for each of 2009 and 2008.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Note 2. Stock Options and Restricted Stock

In connection with the initial public offering of shares of the Company’s common stock in November 2005, the Company’s shareholders approved the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”) and the AMERISAFE 2005 Non-Employee Director Restricted Stock Plan (the “2005 Restricted Stock Plan”). See Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding the Company’s incentive plans.

In February 2008, the compensation committee of our board of directors approved incentive compensation awards to each of the Company’s executive officers for services rendered in 2007. The awards were composed of cash bonuses and grants of restricted common stock that were made pursuant to the Company’s 2005 Incentive Plan. Vesting of those 9,198 restricted shares took place in March 2009.

The Company recognized share-based compensation expense of $66,000 in the quarter ended March 31, 2009, compared to $227,000 for the same period in 2008.

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

Effective January 1, 2009, the Company adopted FASB Staff Position (FSP) No. EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” The FSP clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The adoption of the standard had no effect on the financial statements as the Company was including unvested restricted stock as participating securities in our application of the two-class method.

Under the two-class method, net income is allocated between common stock and any securities other than common stock that are eligible to participate in dividends with common stock. Our redeemable preferred stock and unvested restricted stock qualifies as “participating securities” under SFAS 128 and EITF 03-06.

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

	Three Months Ended March 31,
	2009	2008
Basic EPS:
Net income available to common shareholders	$11,062	$11,923

Portion allocable to common shareholders	94.1%	94.0%
Net income allocable to common shareholders	$10,405	$11,208

Basic weighted average common shares	18,845,081	18,798,362
Basic earnings per common share	$0.55	$0.60
Diluted EPS:
Net income allocable to common shareholders	$10,405	$11,208

Diluted weighted average common shares:
Weighted average common shares	18,845,081	18,798,362
Stock options	380,100	206,230
Restricted stock	9,729	14,781

Diluted weighted average common shares	19,234,910	19,019,373
Diluted earnings per common share	$0.54	$0.59

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

	Three Months Ended March 31,
	2009	2008
Numerator:
Basic weighted average common shares	18,845,081	18,798,362
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	389,829	221,011

Weighted average participating common shares	19,234,910	19,019,373

Denominator:
Weighted average participating common shares	19,234,910	19,019,373
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	242,953	242,953
Weighted average common shares issuable upon conversion of Series D preferred shares	971,817	971,817

Weighted average participating shares	20,449,680	20,234,143

Portion allocable to common shareholders	94.1%	94.0%

Note 4. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. At the adoption date and as of March 31, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no such uncertain positions for the quarters ended March 31, 2009 and March 31, 2008.

Tax years 2005 through 2008 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Note 5. Comprehensive Income

Comprehensive income was $8.7 million for the three months ended March 31, 2009, as compared to $9.3 million for the three months ended March 31, 2008. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) for financial assets and liabilities, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 157 for all non-financial assets and non-financial liabilities.

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

At March 31, 2009, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$19,951	$—	$—	$19,951

In addition, the Company held common securities in unconsolidated variable interest entities of $1,090,000, which are carried at cost.

At March 31, 2009, all fixed maturity securities were classified as held-to-maturity and carried at amortized cost.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements for similar assets and liabilities measured at fair value. SFAS No.159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard, and has not elected the option for any financial assets or financial liabilities subsequent to the effective date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three months ended March 31, 2009 and 2008. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

Business Overview

AMERISAFE is a holding company that markets and underwrites workers’ compensation insurance through its insurance subsidiaries. Workers’ compensation insurance covers statutorily prescribed benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our business strategy is focused on providing this coverage to small to mid-sized employers engaged in hazardous industries, principally construction, trucking, agriculture and logging. Employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. Hazardous industry employers also tend to have less frequent but more severe claims as compared to employers in other industries, due to the nature of their businesses. We provide proactive safety reviews of employers’ workplaces. These safety reviews are a vital component of our underwriting process and also promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety or fraud concerns. We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting and safety, claims and audit services, provide us with the opportunity to earn attractive returns for our shareholders.

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, assessments, deferred policy acquisition costs, deferred income taxes and the valuation and determination of impairment of investment securities. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands, except per share data) (unaudited)
Gross premiums written	$79,429	$80,977
Net premiums earned	70,001	74,300
Net investment income	7,372	7,817
Total revenues	77,535	82,266
Total expenses	62,630	65,527
Net income	11,062	11,923
Diluted earnings per common share	$0.54	$0.59

Other Key Measures
Net combined ratio (1)	88.6%	87.1%
Return on average equity (2)	15.7%	20.0%

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current period’s net premiums earned.

(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity, including redeemable preferred stock, for the applicable period.

Consolidated Results of Operations for Three Months Ended March 31, 2009 Compared to March 31, 2008

Gross Premiums Written. Gross premiums written for the first quarter ended March 31, 2009 were $79.4 million, compared to $81.0 million for the same period in 2008, a decrease of 1.9%. The decrease was attributable to a $2.0 million decrease in premiums resulting from payroll audits and related premium adjustments and a $757,000 decrease in direct assigned risk premiums. Offsetting these decreases, annual premiums on voluntary policies written during the period increased $940,000 in the first quarter. There was also an increase of $276,000 in assumed premiums from mandatory pooling arrangements.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2009 were $74.2 million, compared to $76.2 million for the same period in 2008, a decrease of 2.6%. The decrease was attributable primarily to the decline in gross premiums written. Also, ceded premiums as a percentage of gross premiums written were 6.5% for the first quarter of 2009, compared to 5.9% for the first quarter of 2008.

Net Premiums Earned. Net premiums earned for the first quarter of 2009 were $70.0 million, compared to $74.3 million for the same period in 2008, a decrease of 5.8%. The decrease was attributable to the decline in net premiums written in the previous four quarters, which caused the flow of premium earnings to also decrease.

Net Investment Income. Net investment income for the first quarter of 2009 was $7.4 million, compared to $7.8 million for the same period in 2008, a decrease of 5.7%. Average invested assets, including cash and cash equivalents, were $808.0 million in the quarter ended March 31, 2009, compared to an average of $764.5 million in the same period in 2008, a growth of 5.7%. The tax equivalent yield on our investment portfolio was 4.9% per annum during the quarters ended March 31, 2009 and 2008. The pre-tax investment yield on our investment portfolio was 3.7% per annum during the quarter ended March 31, 2009, compared to 4.1% for the first quarter of 2008.

Net Realized Gains on Investments. Net realized gains on investments for the three months ended March 31, 2009 totaled $26,000, compared to $8,000 for the same period in 2008. Net realized gains in the current period are the result of called fixed maturity securities. Net realized gains in the first quarter of 2008 were the result of the sale of common stock and called fixed maturity securities.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $47.1 million for the three months ended March 31, 2009, compared to $49.9 million for the same period in 2008, a decrease of $2.9 million, or 5.7%. The current accident year loss and LAE incurred decreased as a result of lower premiums earned in the first quarter of 2009, as compared to the same period in 2008. In addition, we recorded favorable prior accident year development of $1.2 million in the first quarter of 2009, compared to $1.7 million in the same period of 2008, as further discussed below in “Prior Year Development.” Our net loss ratio was 67.2% in the first quarters of both 2009 and 2008.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the first quarter of 2009 were $14.8 million, compared to $14.5 million for the same period in 2008, an increase of 1.8%. This increase was primarily due to a $584,000 increase in commissions, a $152,000 increase in professional fees, a $143,000 increase in mandatory pooling arrangement fees and a $98,000 increase in insurance-related assessments. Offsetting these increases was $438,000 of experience-rated commissions from our 2009 reinsurance agreements, and $344,000 of income from the commutation of certain reinsurance contracts. Our expense ratio was 21.1% in the first quarter of 2009 compared to 19.5% in the first quarter of 2008.

Interest expense. Interest expense for the first quarter of 2009 was $611,000, compared to $769,000 for the comparable period of 2008. Our weighted average borrowings for both periods were $36.1 million. The weighted average interest rate decreased to 5.5% per annum for the first quarter of 2009 from 8.0% per annum for the first quarter of 2008.

Income tax expense. Income tax expense for the three months ended March 31, 2009 was $3.8 million, compared to $4.8 million for the same period in 2008. The decrease was primarily attributable to a $1.8 million decrease in our pre-tax income, from $16.7 million for the three months ended March 31, 2008, to $14.9 million for the same period in 2009. Our effective tax rate for the quarter ended March 31, 2009 was 25.8%, compared to 28.8% for the same period in 2008.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities.

Net cash provided by operating activities was $13.4 million for the three months ended March 31, 2009, which represented a $6.2 million decrease in cash provided by operating activities, from $19.6 million in net cash provided by operating activities for the three months ended March 31, 2008. This decrease in operating cash was attributable to a $5.8 million increase in expense disbursements, a $1.5 million decrease in premiums collected, a $1.7 million decrease in reinsurance recoveries and a $1.2 million decrease in investment income. Offsetting these decreases in operating cash flow was a $2.9 million decrease in losses paid and an $816,000 decrease in dividends paid to policyholders.

Net cash used in investing activities was $16.2 million for the first quarter of 2009, compared to $10.7 million of cash provided by investing activities in the same period in 2008. Cash provided by sales and maturities of investments totaled $29.2 million for the three months ended March 31, 2009, compared to $65.8 million for the same period in 2008. A total of $44.9 million in cash was used to purchase investments in the first quarter of 2009, compared to $55.0 million in purchases for the same period in 2008.

Net cash provided by financing activities in the first quarter of 2009 was $36,000, as compared to cash used in the first quarter of 2008 of $6,000. In the first quarter of 2009, proceeds from stock option exercises totaled $36,000. In the first quarter of 2008, there was tax expense related to share-based compensation.

On March 30, 2009, we commuted certain reinsurance agreements with Lincoln National Life Insurance Company (“Lincoln National”), Connecticut General Life Insurance Company (“Connecticut General”) and Phoenix Life Insurance Company (“Phoenix Life”) covering portions of the 1998 accident year. Lincoln National remains obligated to subsidiaries of the Company under other reinsurance agreements. After the end of the quarter, we received cash of $2.5 million in exchange for releasing Lincoln National, Connecticut General, and Phoenix Life from their reinsurance obligations under the commuted agreements. As a result of the commutation, we recorded additional pre-tax income of approximately $344,000 in the first quarter of 2009.

Investment Portfolio

As of March 31, 2009, our investment portfolio, including cash and cash equivalents, totaled $808.6 million, an increase of 4.5% from March 31, 2008. Our fixed maturity securities are classified as held-to-maturity, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. Our equity securities are classified as available-for-sale and reported at fair value.

On January 1, 2008, we adopted SFAS 157 that establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 6 of the financial statements, our securities available-for-sale are classified using Level 1inputs. We did not elect the fair value option prescribed under SFAS 159 for any financial assets or financial liabilities as of March 31, 2009.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2009 is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities:
State and political subdivisions	$494,783	61.2%
U.S. agency-based mortgage-backed securities	89,057	11.0%
Commercial mortgage-backed securities	51,606	6.4%
U.S. Treasury securities and obligations of U.S. Government agencies	16,455	2.0%
Corporate bonds	28,994	3.6%
Asset-backed securities	10,621	1.3%

Total fixed maturity securities	691,516	85.5%

Equity securities	21,041	2.6%
Cash and cash equivalents	92,475	11.5%
Short-term investments	3,523	0.4%

Total investments, including cash and cash equivalents	$808,555	100.0%

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

The following table summarizes, as of March 31, 2009, the fair value of, and the amount of unrealized losses on, our investment securities, segregated by the time period each security has been in a continuous unrealized loss position:

	As of March 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Fixed maturity securities:
States and political subdivisions	$74,620	$1,610	$73,306	$4,988	$147,926	$6,598
U.S. agency-based mortgage-backed securities	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	35,455	16,151	35,455	16,151
U.S. Treasury securities and obligations of U.S. Government agencies	2,563	7	—	—	2,563	7
Corporate bonds	6,694	95	5,188	664	11,882	759
Asset-backed securities	47	12	6,260	3,353	6,307	3,365

Total fixed maturity securities	83,924	1,724	120,209	25,156	204,133	26,880

Equity securities	19,951	3,961	—	—	19,951	3,961

Total	$103,875	$5,685	$120,209	$25,156	$224,084	$30,841

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

Prior Year Development

The Company recorded favorable prior accident year development of $1.2 million in the three months ended March 31, 2009. The table below sets forth the favorable or unfavorable development for this period for accident years 2004 through 2008 and, collectively, for all accident years prior to 2004.

Accident Year	Favorable/(Unfavorable) Development Three Months Ended March 31, 2009
(in millions)
2008	$ (5.3)
2007	3.7
2006	2.6
2005	0.7
2004	(.2)
Prior to 2004	(.3)

Total net development	$ 1.2

The table below sets forth the number of open claims as of March 31, 2009 and 2008, and the numbers of claims reported and closed during the three months then ended.

	Three Months Ended March 31,
	2009	2008
Open claims at beginning of period	4,793	5,300
Claims reported	1,258	1,517
Claims closed	(1,450)	(1,620)

Open claims at end of period	4,601	5,197

The number of open claims at March 31, 2009 decreased by 596 claims, or 11.5%, as compared to the number of open claims at March 31, 2008. The decline in the number of open claims is attributable, in part, to our increased efforts in recent periods to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). As a result of these efforts, the number of open claims decreased from March 31, 2008 to March 31, 2009, which management believes contributed, in part, to the favorable prior accident year development recorded in the first quarter of 2009.

At March 31, 2009, our case incurred amounts for certain accident years, particularly 2006 and 2007, have not developed to the degree management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our 23 years of historical claims data. However, as of March 31, 2009, actual results for these two accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of these recent results for the 2006 and 2007 accident years. However, if actual results for current and future accident years are consistent with, or better than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2008, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

AMERISAFE, INC.

April 30, 2009	/s/ C. Allen Bradley, Jr.
C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

April 30, 2009	/s/ G. Janelle Frost
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