Form 10-Q
period 2009-06-30
AMERISAFE INC
filed 2009-08-06
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

Commission file number: 000-51520

AMERISAFE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Texas	75-2069407
(State of Incorporation)	(I.R.S. Employer Identification Number)

2301 Highway 190 West, DeRidder, Louisiana	70634
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 463-9052

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 1, 2009, there were 18,866,446 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $679,790 and $664,084 in 2009 and 2008, respectively)	$687,350	$680,276
Equity securities—available-for-sale, at fair value (cost $25,002 in 2009 and 2008)	24,231	24,431
Short-term investments	15,357	25

Total investments	726,938	704,732
Cash and cash equivalents	82,151	95,241
Amounts recoverable from reinsurers	80,149	67,763
Premiums receivable, net	181,555	156,567
Deferred income taxes	32,929	33,580
Accrued interest receivable	7,346	7,247
Property and equipment, net	5,512	5,542
Deferred policy acquisition costs	20,252	20,289
Deferred charges	3,818	3,381
Federal income tax recoverable	1,710	—
Other assets	14,836	13,491

	$1,157,196	$1,107,833

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$545,353	$531,293
Unearned premiums	143,209	137,100
Reinsurance premiums payable	1,846	—
Amounts held for others	10,386	8,450
Policyholder deposits	41,628	42,368
Insurance-related assessments	45,584	42,505
Securities payable	801	1,550
Accounts payable and other liabilities	29,026	30,205
Subordinated debt securities	36,090	36,090

	853,923	829,561

Redeemable preferred stock	25,000	25,000

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2009 and 2008; issued and outstanding shares—18,866,446 in 2009 and 18,856,602 in 2008	189	188
Additional paid-in capital	175,836	175,163
Accumulated earnings	103,822	77,076
Accumulated other comprehensive income (loss)	(1,574)	845

	278,273	253,272

	$1,157,196	$1,107,833

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Gross premiums written	$72,537	$85,995	$151,966	$166,972
Ceded premiums written	(4,870)	(4,666)	(10,064)	(9,456)

Net premiums written	$67,667	$81,329	$141,902	$157,516

Net premiums earned	$65,792	$72,143	$135,793	$146,443
Net investment income	6,982	7,405	14,354	15,222
Net realized gains on investments	17	53	43	61
Fee and other income	705	229	841	370

Total revenues	73,496	79,830	151,031	162,096

Expenses
Loss and loss adjustment expenses incurred	40,219	47,317	87,289	97,245
Underwriting and certain other operating costs	4,114	2,476	8,453	7,152
Commissions	4,693	6,521	10,110	11,354
Salaries and benefits	5,668	5,152	10,680	10,157
Interest expense	383	657	994	1,426
Policyholder dividends	141	122	322	438

Total expenses	55,218	62,245	117,848	127,772

Income before income taxes	18,278	17,585	33,183	34,324
Income tax expense	4,577	4,758	8,420	9,574

Net income	13,701	12,827	24,763	24,750
Preferred stock dividends	—	—	—	—

Net income available to common shareholders	$13,701	$12,827	$24,763	$24,750

Earnings per share
Basic	$0.68	$0.64	$1.24	$1.24

Diluted	$0.67	$0.63	$1.21	$1.22

Shares used in computing earnings per share
Basic	18,855,200	18,809,250	18,850,168	18,803,805

Diluted	19,242,089	19,091,675	19,237,286	19,060,673

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net income	$24,763	$24,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	626	553
Net amortization of investments	1,840	1,404
Deferred income taxes	886	(2,331)
Net realized gains on investments	(43)	(61)
(Gain)/loss on sale of fixed assets	(1)	4
Share-based compensation	637	577
Changes in operating assets and liabilities:
Premiums receivable	(24,988)	(21,220)
Accrued interest receivable	(99)	(24)
Deferred policy acquisition costs and deferred charges	(400)	(2,716)
Other assets	(3,055)	(8,253)
Reserves for loss and loss adjustment expenses	14,060	8,719
Unearned premiums	6,109	11,073
Reinsurance balances	(10,540)	1,962
Amounts held for others and policyholder deposits	1,196	2,505
Accounts payable and other liabilities	1,150	595

Net cash provided by operating activities	12,141	17,537

Investing Activities
Purchases of investments held-to-maturity	(61,133)	(91,033)
Purchases of investments available-for-sale	—	(2,311)
Purchases of short-term investments	(18,836)	—
Proceeds from maturities of investments held-to-maturity	51,807	49,930
Proceeds from sales and maturities of short-term investments	3,490	—
Proceeds from sales and maturities of investments available-for-sale	—	33,054
Purchases of property and equipment	(597)	(283)
Proceeds from sales of property and equipment	2	—

Net cash used in investing activities	(25,267)	(10,643)

Financing Activities
Proceeds from stock option exercises	36	34
Tax benefit (expense) from share-based payments	—	(4)

Net cash provided by financing activities	36	30

Change in cash and cash equivalents	(13,090)	6,924
Cash and cash equivalents at beginning of period	95,241	47,304

Cash and cash equivalents at end of period	$82,151	$54,228

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

The Company provides workers’ compensation and general liability insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, agriculture, logging, oil and gas and maritime. Assets and revenues of AIIC represent more than 99% of comparable consolidated amounts of the Company for each of 2009 and 2008.

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

Pursuant to the 2005 Restricted Stock Plan, 6,468 shares of restricted common stock granted in June 2008 to non-employee directors vested on June 15, 2009, the date of the annual shareholder’s meeting. On June 15, 2009, non-employee directors were granted 5,844 shares of restricted common stock in accordance with the 2005 Restricted Stock Plan. The market value of the restricted shares granted was $90,000, and those restricted shares will vest at the next annual shareholders meeting.

During the six months ended June 30, 2009, there were 4,000 stock options exercised. Related to these exercises, the Company received $36,000 of stock option proceeds.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company recognized share-based compensation expense of $571,000 in the quarter ended June 30, 2009, compared to $350,000 for the same period in 2008. The Company recognized share-based compensation expense of $637,000 in the six months ended June 30, 2009, compared to $577,000 for the same period in 2008. In the second quarter of 2009, the Company updated forfeiture assumptions for certain stock options, resulting in additional compensation expense of $310,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic EPS:
Net income available to common shareholders	$13,701	$12,827	$24,763	$24,750

Portion allocable to common shareholders	94.1%	94.0%	94.1%	94.0%
Net income allocable to common shareholders	$12,887	$12,057	$23,292	$23,265

Basic weighted average common shares	18,855,200	18,809,250	18,850,168	18,803,805
Basic earnings per common share	$0.68	$0.64	$1.24	$1.24
Diluted EPS:
Net income allocable to common shareholders	$12,887	$12,057	$23,292	$23,265

Diluted weighted average common shares:
Weighted average common shares	18,855,200	18,809,250	18,850,168	18,803,805
Stock options	375,937	275,674	377,930	240,807
Restricted stock	10,952	6,751	9,188	16,061

Diluted weighted average common shares	19,242,089	19,091,675	19,237,286	19,060,673

Diluted earnings per common share	$0.67	$0.63	$1.21	$1.22

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Basic weighted average common shares	18,855,200	18,809,250	18,850,168	18,803,805
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	386,889	282,425	387,118	256,868

Weighted average participating common shares	19,242,089	19,091,675	19,237,286	19,060,673

Denominator:
Weighted average participating common shares	19,242,089	19,091,675	19,237,286	19,060,673
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	242,953	242,953	242,953	242,953
Weighted average common shares issuable upon conversion of Series D preferred shares	971,817	971,817	971,817	971,817

Weighted average participating shares	20,456,859	20,306,445	20,452,056	20,275,443

Portion allocable to common shareholders	94.1%	94.0%	94.1%	94.0%

Note 4. Investments

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at June 30, 2009 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities:
States and political subdivisions	$500,011	$8,697	$(5,680)	$503,028
U.S. agency-based mortgage-backed securities	81,948	2,975	—	84,923
Commercial mortgage-backed securities	51,601	—	(11,962)	39,639
U.S. Treasury securities and obligations of U.S. Government agencies	16,415	785	(3)	17,197
Corporate bonds	26,936	824	(236)	27,524
Asset-backed securities	10,439	66	(3,026)	7,479

Total fixed maturity securities	687,350	13,347	(20,907)	679,790

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at June 30, 2009 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities	$25,002	$226	$(997)	$24,231

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at June 30, 2009, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
	(In thousands)
Less than one year	$46,358	$46,679
One to five years	211,667	215,554
Five to ten years	125,865	127,675
More than ten years	159,472	157,841
U.S. agency-based mortgage-backed securities	81,948	84,923
Commercial mortgage-backed securities	51,601	39,639
Asset-backed securities	10,439	7,479

Total	$687,350	$679,790

The following table summarizes, as of June 30, 2009, the fair value of, and the amount of unrealized losses on, our investment securities, segregated by the time period each security has been in a continuous unrealized loss position:

	As of June 30, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Fixed maturity securities:
States and political subdivisions	$95,608	$1,625	$65,865	$4,055	$161,473	$5,680
U.S. agency-based mortgage-backed securities	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	39,639	11,962	39,639	11,962
U.S. Treasury securities and obligations of U.S. Government agencies	2,540	3	—	—	2,540	3
Corporate bonds	2,572	4	4,588	232	7,160	236
Asset-backed securities	49	7	6,414	3,019	6,463	3,026

Total fixed maturity securities	100,769	1,639	116,506	19,268	217,275	20,907

Equity securities	17,351	997	—	—	17,351	997

Total	$118,120	$2,636	$116,506	$19,268	$234,626	$21,904

We regularly review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. We consider various factors in determining if a decline in the fair value of an individual security is other-than-temporary. The key factors we consider are:

•	any reduction or elimination of dividends, or nonpayment of scheduled principal or interest payments;

•	the financial condition and near-term prospects of the issuer of the applicable security, including any specific events that may affect its operations or earnings;

•	how long and by how much the fair value of the security has been below its cost or amortized cost;

•	any downgrades of the security by a rating agency;

•	our intent not to sell the security for a sufficient time period for it to recover its value; and

•	the likelihood of being forced to sell the security before the recovery of its value.

We reviewed all securities with unrealized losses in accordance with the impairment policy described above. We determined that the unrealized losses in the fixed maturity securities portfolio related primarily to changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market liquidity and prices generally, and the transfer of the investments from the available-for-sale classification to the held-to-maturity classification in January 2004. We expect to recover the carrying value of these securities since management does not intend to sell the securities and it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. In addition, none of the unrealized losses on debt securities are considered credit losses.

In April 2009, the FASB issued Staff Positions No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 amends the determination of other-than-temporary impairments for debt securities, but not for equity securities, and was issued to address concerns regarding recognition and presentation of other-than-temporary impairments. For debt securities, the amount of other-than-temporary impairment related to a credit loss or impairments on securities are recognized in earnings and reflected as a reduction in the cost basis of the security. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded as a component of stockholders’ equity in other comprehensive income or loss with no change to the cost basis of the security. For equity securities, the amount of the other-than-temporary impairment due to the extent and duration that fair values are below cost is recognized in earnings and reflected as a reduction in the cost basis of the security. The adoption of FSP FAS 115-2 and FAS 124-2 resulted in a net after-tax increase to retained earnings and decrease to Accumulated Other Comprehensive Income (Loss) of $2.0 million, as of June 30, 2009.

Note 5. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. At the adoption date and as of June 30, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no such uncertain positions for the quarters and six months ended June 30, 2009 and 2008.

Tax years 2005 through 2008 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Note 6. Comprehensive Income

Comprehensive income was $15.6 million for the three months ended June 30, 2009, as compared to $11.4 million for the three months ended June 30, 2008. Comprehensive income was $24.3 million for the six months ended June 30, 2009, as compared to $20.7 million for the same period in 2008. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax.

Note 7. Fair Value Measurements

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

At June 30, 2009, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$23,141	$—	$—	$23,141

In addition, the Company held common securities in unconsolidated variable interest entities of $1,090,000, which are carried at cost.

At June 30, 2009, all fixed maturity securities were classified as held-to-maturity and carried at amortized cost.

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

Note 8. Subsequent Events

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS 165 did not have a significant impact on the consolidated financial condition or results of operations.

Subsequent events have been evaluated for potential recognition or disclosure through August 6, 2009, which is the date the financial statements were issued.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2009 and 2008. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

Business Overview

AMERISAFE is a holding company that markets and underwrites workers’ compensation insurance through its insurance subsidiaries. Workers’ compensation insurance covers statutorily prescribed benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our business strategy is focused on providing this coverage to small to mid-sized employers engaged in hazardous industries, principally construction, trucking, agriculture, logging, oil and gas and maritime. Employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. Hazardous industry employers also tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. We provide proactive safety reviews of employers’ workplaces. These safety reviews are a vital component of our underwriting process and also promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns or aberrations that cause underwriting, safety, or fraud concerns. We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting and safety, claims and audit services, provide us with the opportunity to earn attractive returns for our shareholders.

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

Results of Operations

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$72,537	$85,995	$151,966	$166,972
Net premiums earned	65,792	72,143	135,793	146,443
Net investment income	6,982	7,405	14,354	15,222
Total revenues	73,496	79,830	151,031	162,096
Total expenses	55,218	62,245	117,848	127,772
Net income	13,701	12,827	24,763	24,750
Diluted earnings per common share	$0.67	$0.63	$1.21	$1.22

Other Key Measures
Net combined ratio (1)	83.3%	85.4%	86.0%	86.3%
Return on average equity (2)	18.6%	20.6%	17.0%	20.3%

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current period’s net premiums earned.

(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity, including redeemable preferred stock, for the applicable period.

Consolidated Results of Operations for Three Months Ended June 30, 2009 Compared to June 30, 2008

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2009 were $72.5 million, compared to $86.0 million for the same period in 2008, a decrease of 15.6%. The decrease was attributable to an $8.4 million decrease in annual premiums on voluntary policies written during the period, a $4.6 million decrease in premiums resulting from payroll audits and related premium adjustments, a $353,000 decrease in direct assigned risk premiums, and a $133,000 decrease in assumed premiums from mandatory pooling arrangements.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2009 were $67.7 million, compared to $81.3 million for the same period in 2008, a decrease of 16.8%. The decrease was primarily attributable to the decline in gross premiums written. As a percentage of gross premiums written, ceded premiums were 6.7% for the second quarter of 2009, compared to 5.4% for the second quarter of 2008.

Net Premiums Earned. Net premiums earned for the second quarter of 2009 were $65.8 million, compared to $72.1 million for the same period in 2008, a decrease of 8.8%. The decrease was attributable to the decline in net premiums written in the previous four quarters, which caused the flow of premium earnings to also decrease.

Net Investment Income. Net investment income was $7.0 million, compared to $7.4 million for the same period in 2008, a decrease of 5.7%. Average invested assets, including cash and cash equivalents, were $808.6 million in the quarter ended June 30, 2009, compared to an average of $771.3 million in the same period in 2008, an increase of 4.8%. Offsetting this increase was a decrease in the tax-equivalent yield on our investment portfolio, from 5.4% per annum as of June 30, 2008, to 4.7% per annum as of June 30, 2009. The pre-tax investment yield on our investment portfolio was 3.5% per annum during the quarter ended June 30, 2009, compared to 3.8% per annum during the same period in 2008.

Net Realized Gains on Investments. Net realized gains on investments for the three months ended June 30, 2009 totaled $17,000, compared to $53,000 for the same period in 2008. Net realized gains in the both periods were primarily the result of calls on fixed maturity securities.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $40.2 million for the three months ended June 30, 2009, compared to $47.3 million for the same period in 2008, a decrease of $7.1 million, or 15.0%. The current accident year loss and LAE incurred decreased as a result of lower premiums earned in the second quarter of 2009, as compared to the same period in 2008. In addition, we recorded favorable prior accident year development of $5.2 million in the second quarter of 2009, compared to $2.8 million in the same period of 2008, as further discussed below in “Prior Year Development.” Our net loss ratio was 61.1% in the second quarter of 2009, as compared to 65.6% in the same period of 2008.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2009 were $14.5 million, compared to $14.1 million for the same period in 2008, an increase of 2.3%. This increase was primarily due to a $541,000 increase in legal and professional expenses related to the corporate governance review conducted by the Nominating and Corporate Governance Committee of the Board of Directors and concluded in the second quarter of 2009, a $472,000 increase in insurance-related assessments and a $2.0 million decrease in income from the commutation of certain reinsurance contracts. Salaries and benefits increased $516,000, of which $310,000 related to updated forfeiture assumptions for certain stock options. Offsetting these increases was a $1.8 million decrease in commissions, an $846,000 decrease in premium taxes, and $438,000 of experience-rated commissions from our 2009 reinsurance agreements. Our expense ratio was 22.0% in the second quarter of 2009 compared to $19.6% in the second quarter of 2008.

Interest expense. Interest expense for the second quarter of 2009 was $383,000, compared to $657,000 for the same period in 2008. Weighted average borrowings for both periods were $36.1 million, however the weighted average interest rate decreased to 5.1% per annum for the second quarter of 2009 from 7.5% per annum for the second quarter of 2008.

Income tax expense. Income tax expense for the three months ended June 30, 2009 was $4.6 million, compared to $4.8 million for the same period in 2008. The decrease was primarily attributable to a decrease in our effective tax rate to 25.0% for the quarter ended June 30, 2009, compared to 27.1% for the same period in 2008. Pre-tax income increased to $18.3 million for the three months ended June 30, 2009, compared to $17.6 million for the same period in 2008.

Consolidated Results of Operations for Six Months Ended June 30, 2009 Compared to June 30, 2008

Gross Premiums Written. Gross premiums written for the first half of 2009 were $152.0 million, compared to $167.0 million for the same period in 2008, a decrease of 9.0%. The decrease was attributable to a $7.4 million decrease in annual premiums on voluntary policies written during the period, a $6.7 million decrease in premiums resulting from payroll audits and related premium adjustments and a $1.1 million decrease in direct assigned risk premiums. Offsetting these decreases was a $142,000 increase in premiums from mandatory pooling arrangements.

Net Premiums Written. Net premiums written for the six months ended June 30, 2009 were $141.9 million, compared to $157.5 million for the same period in 2008, a decrease of 9.9%. The decrease was primarily attributable to the decline in gross premiums written. As a percentage of gross premiums written, ceded premiums were 6.6% for the first half of 2009, compared to 5.7% for the first half of 2008.

Net Premiums Earned. Net premiums earned for the first half of 2009 were $135.8 million, compared to $146.4 million for the same period in 2008, a decrease of 7.3%. The decrease was attributable to a decline in net premiums written offset by earnings from premiums written in the previous four quarters.

Net Investment Income. Net investment income for the first six months of 2009 was $14.4 million, compared to $15.2 million for the same period in 2008, a decrease of 5.7%. The change was attributable to a decrease in the tax-equivalent yield on our investment portfolio, from 5.4% per annum as of June 30, 2008, to 4.7% per annum as of June 30, 2009. The pre-tax investment yield on our investment portfolio was 3.6% per annum during the six months ended June 30, 2009, compared to 4.0% per annum during the same period in 2008. Average invested assets, including cash and cash equivalents increased 5.4%, from an average of $767.1 million in the first half of 2008 to an average of $808.2 million for the same period in 2009.

Net Realized Gains on Investments. Net realized gains on investments for the six months ended June 30, 2009 totaled $43,000, compared to $61,000 for the same period in 2008. Net realized gains in the both periods were primarily the result of calls on fixed maturity securities.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $87.3 million for the six months ended June 30, 2009, compared to $97.2 million for the same period in 2008, a decrease of $10.0 million, or 10.2%. The current accident year loss and LAE incurred decreased as a result of lower premiums earned in the first half of 2009, as compared to the same period in 2008. In addition, we recorded favorable prior accident year development of $6.4 million in 2009, compared to $4.5 million in 2008, as further discussed below in “Prior Year Development.” Our net loss ratio was 64.3% in the first half of 2009, as compared to 66.4% for the same period in 2008.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the first half of 2009 were $29.2 million, compared to $28.7 million for the same period in 2008, an increase of 2.0% This increase was primarily due to a $709,000 increase in legal and professional expenses related to the corporate governance review, a $570,000 increase in insurance-related assessments, and a $1.6 million decrease in income from the commutation of reinsurance contracts. Salaries and benefits increased $523,000, of which $310,000 related to updated forfeiture assumptions for certain stock options. Offsetting these increases was a $1.2 million decrease in commissions, $876,000 of experience-rated commissions from our 2009 reinsurance agreements and a $785,000 decrease in premium taxes.

Interest expense. Interest expense for the first six months of 2009 was $994,000, compared to $1.4 million for the comparable period of 2008. Weighted average borrowings for both periods were $36.1 million. The weighted average interest rate decreased to 5.3% per annum for the first half of 2009 from 7.4% per annum for the first half of 2008.

Income tax expense. Income tax expense for the six months ended June 30, 2009 was $8.4 million, compared to $9.6 million for the same period in 2008. The decrease was primarily attributable to a decrease in our effective tax rate to 25.4% for the six months ended June 30, 2009, compared to 27.9% for the same period in 2008. Pre-tax income decreased to $33.2 million for the six months ended June 30, 2009, compared to $34.3 million for the same period in 2008. The decrease in the effective tax rate from the six months ended June 30, 2008 to the same period in 2009 was attributable to a higher percentage of pre-tax income from tax-exempt interest income.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities.

Net cash provided by operating activities was $12.1 million for the six months ended June 30, 2009, which represented a $5.4 million decrease in cash provided by operating activities, from $17.5 million in net cash provided by operating activities for the six months ended June 30, 2008. This decrease in operating cash was attributable to a $15.8 million decrease in premiums collected, a $5.9 million decrease in reinsurance recoveries, a $1.8 million increase in expense disbursements and a $361,000 decrease in net investment income. Offsetting these decreases in operating cash flow was a $7.5 million decrease in federal income taxes paid, a $7.1 million decrease in losses paid and a $3.5 million decrease in dividends paid.

Net cash used in investing activities was $25.3 million for the first half of 2009, compared to $10.6 million for the same period in 2008. Cash provided by sales and maturities of investments totaled $55.3 million for the six months ended June 30, 2009, compared to $83.0 million for the same period in 2008. A total of $80.0 million in cash was used to purchase investments in the first half of 2009, compared to $93.3 million in purchases for the same period in 2008.

Net cash provided by financing activities in the first half of 2009 was $36,000, as compared to $30,000 in the same period in 2008. In the first six months of 2009, proceeds from stock option exercises totaled $36,000 with minimal tax expense related to share-based compensation. In the first six months of 2008, proceeds from stock option exercises totaled $34,000 and tax expense from share-based compensation totaled $4,000.

On March 30, 2009, we commuted certain reinsurance agreements with Lincoln National Life Insurance Company (“Lincoln National”), Connecticut General Life Insurance Company (“Continental General”) and Phoenix Life Insurance Company (“Phoenix Life”) covering portions of the 1998 accident year. Lincoln National remains obligated to subsidiaries of the Company under other reinsurance agreements. We received cash of $2.5 million in exchange for releasing Lincoln National, Connecticut General and Phoenix Life from their reinsurance obligations under the commuted agreements. As a result of the commutation, we recorded additional pre-tax income of approximately $344,000 in the first quarter of 2009.

Investment Portfolio

As of June 30, 2009, our investment portfolio, including cash and cash equivalents, totaled $809.1 million, an increase of 5.2% from June 30, 2008. Our fixed maturity securities are classified as held-to-maturity, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. Our equity securities are classified as available-for-sale and reported at fair value.

On January 1, 2008, we adopted SFAS 157 that establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 7 of the financial statements, our securities available-for-sale are classified using Level 1inputs. We did not elect the fair value option prescribed under SFAS 159 for any financial assets or financial liabilities as of June 30, 2009.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2009 is shown in the following table.

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities:
States and political subdivisions	$500,011	61.8%
U.S. agency-based mortgage-backed securities	81,948	10.1%
Commercial mortgage-backed securities	51,601	6.4%
U.S. Treasury securities and obligations of U.S. Government agencies	16,415	2.0%
Corporate bonds	26,936	3.3%
Asset-backed securities	10,439	1.3%

Total fixed maturity securities	687,350	84.9%

Equity securities	24,231	3.0%
Cash and cash equivalents	82,151	10.2%
Short-term investments	15,357	1.9%

Total investments, including cash and cash equivalents	$809,089	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year development of $5.2 million in the three months ended June 30, 2009. The table below sets forth the favorable or unfavorable development for three and six months ended June 30, 2009 for accident years 2004 through 2008 and, collectively, for all accident years prior to 2004.

	Favorable/(Unfavorable) Development
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Accident Year	(in millions)
2008	$0.4	$(4.9)
2007	0.8	4.5
2006	2.0	4.6
2005	(0.5)	0.2
2004	—	(0.2)
Prior to 2004	2.5	2.2

Total net development	$5.2	$6.4

The table below sets forth the number of open claims as of June 30, 2009 and 2008, and the number of claims reported and closed during the three and six months then ended.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Open claims at beginning of period	4,601	5,197	4,793	5,300
Claims reported	1,344	1,596	2,602	3,113
Claims closed	(1,341)	(1,660)	(2,791)	(3,280)

Open claims at end of period	4,604	5,133	4,604	5,133

The number of open claims at June 30, 2009 decreased by 529 claims, or 10.3%, as compared to the number of open claims at June 30, 2008. The decline in the number of open claims is attributable, in part, to our increased efforts in recent periods to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). As a result of these efforts, the number of open claims decreased from June 30, 2008 to June 30, 2009, which management believes contributed, in part, to the favorable prior accident year development recorded in the first half of 2009.

At June 30, 2009, our case incurred amounts for certain accident years, particularly 2006, have not developed to the degree management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our 23 years of historical claims data. However, as of June 30, 2009, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of these recent results for the 2006 accident year. However, if actual results for current and future accident years are consistent with, or better than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

Since December 31, 2008, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

The company held its 2009 Annual Meeting of Shareholders on June 15, 2009. Shareholders were asked to vote on the election of two directors, and to ratify the appointment of Ernst & Young, LLP as the company’s independent registered accounting firm for 2009. The results were as follows:

Proposal 1

Election of Directors

Nominees for election to a term expiring at the company’s Annual Meeting in 2012:

	Shares Voted For	Shares Withheld
Millard E. Morris	9,803,550	7,616,358
Randy Roach	16,635,982	783,926

Proposal 2

Ratification of Appointment of Ernst & Young, LLP as the Company’s Independent

Registered Public Accounting Firm for 2009

Shares Voted For	Shares Voted Against	Shares Abstaining

17,124,322	292,835	2,751

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

August 6, 2009	/s/ C. Allen Bradley, Jr.
C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2009	/s/ G. Janelle Frost
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