Form 10-Q
period 2009-09-30
AMERISAFE INC
filed 2009-11-06
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 2, 2009, there were 18,879,846 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $691,929 and $664,084 in 2009 and 2008, respectively)	$673,124	$680,276
Equity securities—available-for-sale, at fair value (cost $14,444 and $25,002 in 2009 and 2008, respectively)	16,109	24,431
Short-term investments	27,591	25

Total investments	716,824	704,732
Cash and cash equivalents	104,829	95,241
Amounts recoverable from reinsurers	91,606	67,763
Premiums receivable, net	166,208	156,567
Deferred income taxes	28,290	33,580
Accrued interest receivable	8,243	7,247
Property and equipment, net	5,606	5,542
Deferred policy acquisition costs	19,424	20,289
Deferred charges	3,410	3,381
Federal income tax recoverable	3,441	—
Other assets	14,891	13,491

	$1,162,772	$1,107,833

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$544,098	$531,293
Unearned premiums	136,144	137,100
Reinsurance premiums payable	1,013	—
Amounts held for others	11,705	8,450
Policyholder deposits	40,813	42,368
Insurance-related assessments	41,633	42,505
Securities payable	4,308	1,550
Accounts payable and other liabilities	26,694	30,205
Subordinated debt securities	36,090	36,090

	842,498	829,561

Redeemable preferred stock	25,000	25,000

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2009 and 2008; issued and outstanding shares—18,879,846 in 2009 and 18,856,602 in 2008	189	188
Additional paid-in capital	176,356	175,163
Accumulated earnings	116,910	77,076
Accumulated other comprehensive income	1,819	845

	295,274	253,272

	$1,162,772	$1,107,833

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Gross premiums written	$55,119	$75,767	$207,085	$242,739
Ceded premiums written	(4,051)	(4,574)	(14,115)	(14,030)

Net premiums written	$51,068	$71,193	$192,970	$228,709

Net premiums earned	$58,133	$71,284	$193,926	$217,727
Net investment income	6,877	7,712	21,231	22,934
Net realized gains (losses) on investments	1,956	(2,921)	1,999	(2,860)
Fee and other income	242	200	1,083	570

Total revenues	67,208	76,275	218,239	238,371

Expenses
Loss and loss adjustment expenses incurred	33,358	41,972	120,647	139,217
Underwriting and certain other operating costs	3,339	4,612	11,792	11,764
Commissions	3,865	4,822	13,975	16,176
Salaries and benefits	5,331	5,040	16,011	15,197
Interest expense	417	654	1,411	2,080
Policyholder dividends	201	125	523	563

Total expenses	46,511	57,225	164,359	184,997

Income before income taxes	20,697	19,050	53,880	53,374
Income tax expense	5,626	5,691	14,046	15,265

Net income	15,071	13,359	39,834	38,109
Preferred stock dividends	—	—	—	—

Net income available to common shareholders	$15,071	$13,359	$39,834	$38,109

Earnings per share
Basic	$0.75	$0.67	$1.99	$1.90

Diluted	$0.74	$0.65	$1.95	$1.87

Shares used in computing earnings per share
Basic	18,862,044	18,819,463	18,854,169	18,809,061

Diluted	19,273,287	19,207,487	19,247,406	19,119,207

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net income	$39,834	$38,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	902	869
Net amortization of investments	2,934	2,218
Deferred income taxes	4,766	(1,852)
Net realized (gains) losses on investments	(1,999)	2,860
(Gain)/loss on sale of fixed assets	(1)	4
Share-based compensation	1,016	912
Changes in operating assets and liabilities:
Premiums receivable	(9,641)	(14,970)
Accrued interest receivable	(996)	(1,054)
Deferred policy acquisition costs and deferred charges	836	(3,090)
Other assets	(4,841)	(5,104)
Reserves for loss and loss adjustment expenses	12,805	8,014
Unearned premiums	(956)	10,982
Reinsurance balances	(22,830)	3,385
Amounts held for others and policyholder deposits	1,700	2,854
Accounts payable and other liabilities	(1,625)	(133)

Net cash provided by operating activities	21,904	44,004

Investing Activities
Purchases of investments held-to-maturity	(74,255)	(120,485)
Purchases of investments available-for-sale	—	(4,836)
Purchases of short-term investments	(38,138)	—
Proceeds from maturities of investments held-to-maturity	78,162	70,238
Proceeds from sales and maturities of short-term investments	10,496	—
Proceeds from sales and maturities of investments available-for-sale	12,206	35,544
Purchases of property and equipment	(967)	(742)
Proceeds from sales of property and equipment	2	—

Net cash used in investing activities	(12,494)	(20,281)

Financing Activities
Proceeds from stock option exercises	157	113
Tax benefit from share-based payments	21	16

Net cash provided by financing activities	178	129

Change in cash and cash equivalents	9,588	23,852
Cash and cash equivalents at beginning of period	95,241	47,304

Cash and cash equivalents at end of period	$104,829	$71,156

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance, now codified as FASB Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standards documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

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

In August 2009, the Company granted options to purchase an aggregate of 75,000 shares of the Company’s common stock at a per-share exercise price equal to the market value of the Company’s common stock on the date of grant in connection with the employment of a new officer. Those options were made pursuant to the Company’s 2005 Incentive Plan.

During the nine months ended September 30, 2009, there were 17,400 stock options exercised. Related to these exercises, the Company received $157,000 of stock option proceeds.

The Company recognized share-based compensation expense of $379,000 in the quarter ended September 30, 2009, compared to $335,000 for the same period in 2008. The Company recognized share-based compensation expense of $1.0 million in the nine months ended September 30, 2009, compared to $912,000 for the same period in 2008. In the second quarter of 2009, the Company updated forfeiture assumptions for certain stock options, resulting in additional compensation expense of $310,000.

Note 3. Earnings Per Share

We compute earnings per share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Additionally, we apply the “two-class method” in computing basic and diluted earnings per share. ASC Topic 260 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities.

Under the two-class method, net income is allocated between common stock and any securities other than common stock that are eligible to participate in dividends with common stock. Our redeemable preferred stock and unvested restricted stock qualifies as “participating securities” under ASC Topic 260.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands except per share amounts)
Basic EPS:
Net income available to common shareholders	$15,071	$13,359	$39,834	$38,109

Portion allocable to common shareholders	94.1%	94.1%	94.1%	94.0%
Net income allocable to common shareholders	$14,178	$12,571	$37,468	$35,822

Basic weighted average common shares	18,862,044	18,819,463	18,854,169	18,809,061
Basic earnings per common share	$0.75	$0.67	$1.99	$1.90
Diluted EPS:
Net income allocable to common shareholders	$14,178	$12,571	$37,468	$35,822

Diluted weighted average common shares:
Weighted average common shares	18,862,044	18,819,463	18,854,169	18,809,061
Stock options	397,835	376,275	382,675	290,813
Restricted stock	13,408	11,749	10,562	19,333

Diluted weighted average common shares	19,273,287	19,207,487	19,247,406	19,119,207

Diluted earnings per common share	$0.74	$0.65	$1.95	$1.87

The table below sets forth the calculation of the percentage of net income allocable to common shareholders, or the “portion allocable to common shareholders.” Under the two-class method, unvested stock options, and out-of-the-money vested stock options are not considered to be participating securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Basic weighted average common shares	18,862,044	18,819,463	18,854,169	18,809,061
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	411,243	388,024	393,237	310,146

Weighted average participating common shares	19,273,287	19,207,487	19,247,406	19,119,207

Denominator:
Weighted average participating common shares	19,273,287	19,207,487	19,247,406	19,119,207
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	242,953	242,953	242,953	242,953
Weighted average common shares issuable upon conversion of Series D preferred shares	971,817	971,817	971,817	971,817

Weighted average participating shares	20,488,057	20,422,257	20,462,176	20,333,977

Portion allocable to common shareholders	94.1%	94.1%	94.1%	94.0%

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investments

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at September 30, 2009 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities:
States and political subdivisions	$486,441	$21,833	$(1,097)	$507,177
U.S. agency-based mortgage-backed securities	85,409	3,910	(4)	89,315
Commercial mortgage-backed securities	51,596	—	(5,809)	45,787
U.S. Treasury securities and obligations of U.S. Government agencies	15,575	1,094	—	16,669
Corporate bonds	26,884	1,213	(76)	28,021
Asset-backed securities	7,219	—	(2,259)	4,960

Total fixed maturity securities	673,124	28,050	(9,245)	691,929

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at September 30, 2009 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities	$14,444	$1,799	$(134)	$16,109

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at September 30, 2009, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
	(In thousands)
Less than one year	$36,424	$36,662
One to five years	209,892	216,477
Five to ten years	127,528	135,741
More than ten years	155,056	162,987
U.S. agency-based mortgage-backed securities	85,409	89,315
Commercial mortgage-backed securities	51,596	45,787
Asset-backed securities	7,219	4,960

Total	$673,124	$691,929

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes, as of September 30, 2009, the fair value of, and the amount of unrealized losses on, our investment securities, segregated by the time period each security has been in a continuous unrealized loss position:

	As of September 30, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Fixed maturity securities:
States and political subdivisions	$2,654	$48	$33,059	$1,049	$35,713	$1,097
U.S. agency-based mortgage-backed securities	2,935	4	—	—	2,935	4
Commercial mortgage-backed securities	—	—	45,787	5,809	45,787	5,809
U.S. Treasury securities and obligations of U.S. Government agencies	2,514	—	—	—	2,514	—
Corporate bonds	250	1	1,425	75	1,675	76
Asset-backed securities	38	16	4,923	2,243	4,961	2,259

Total fixed maturity securities	8,391	69	85,194	9,176	93,585	9,245

Equity securities	1,898	134	—	—	1,898	134

Total	$10,289	$203	$85,194	$9,176	$95,483	$9,379

We regularly review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. We consider various factors in determining if a decline in the fair value of an individual security is other-than-temporary. The key factors we consider are:

•	any reduction or elimination of dividends, or nonpayment of scheduled principal or interest payments;

•	the financial condition and near-term prospects of the issuer of the applicable security, including any specific events that may affect its operations or earnings;

•	how long and by how much the fair value of the security has been below its cost or amortized cost;

•	any downgrades of the security by a rating agency;

•	our intent not to sell the security for a sufficient time period for it to recover its value;

•	the likelihood of being forced to sell the security before the recovery of its value; and

•	an evaluation as to whether there are any credit losses on debt securities.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In April 2009, the FASB issued guidance, now codified as FASB ASC Topic 320, “Investments-Debt and Equity Securities,” to address concerns regarding recognition and presentation of other-than-temporary impairments. The pronouncement is effective for interim and annual periods ending after June 15, 2009. For debt securities, the amount of other-than-temporary impairment related to a credit loss or impairments on securities are recognized in earnings and reflected as a reduction in the cost basis of the security. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded as a component of stockholders’ equity in other comprehensive income or loss with no change to the cost basis of the security. For equity securities, the amount of the other-than-temporary impairment due to the extent and duration that fair values are below cost is recognized in earnings and reflected as a reduction in the cost basis of the security. The adoption of ASC Topic 320 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of September 30, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no such uncertain positions for the quarters and nine months ended September 30, 2009 and 2008.

Tax years 2005 through 2008 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Note 6. Comprehensive Income

Comprehensive income was $16.4 million for the three months ended September 30, 2009, as compared to $11.7 million for the three months ended September 30, 2008. Comprehensive income was $40.8 million for the nine months ended September 30, 2009, as compared to $32.3 million for the same period in 2008. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax.

Note 7. Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” for financial assets and liabilities, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective January 1, 2009, the Company adopted the provisions of ASC Topic 820 for all non-financial assets and non-financial liabilities.

The Company determined the fair values of its financial instruments based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard defines fair value, describes three levels of inputs that may be used to measure fair value, and expands disclosures about fair value measurements.

Fair value is defined in ASC Topic 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is the price to sell an asset or transfer a liability and, therefore, represents an exit price, not an entry price. Fair value is the exit price in the principal market (or, if lacking a principal market, the most advantageous market) in which the reporting entity would transact. Fair value is a market-based measurement, not an entity-specific measurement, and, as such, is determined based on the assumptions that market participants would use in pricing the asset or liability. The exit price objective of a fair value measurement applies regardless of the reporting entity’s intent and/or ability to sell the asset or transfer the liability at the measurement date.

ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset, also known as current replacement cost. Valuation techniques used to measure fair value are to be consistently applied.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In ASC Topic 820, inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable:

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

Valuation techniques used to measure fair value are intended to maximize the use of observable inputs and minimize the use of unobservable inputs. ASC Topic 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

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

At September 30, 2009, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale	$15,019	$—	$—	$15,019

In addition, the Company held common securities in unconsolidated variable interest entities of $1,090,000, which are carried at cost.

At September 30, 2009, all fixed maturity securities were classified as held-to-maturity and carried at amortized cost.

In February 2007, the FASB issued guidance, now codified as FASB ASC Topic 825, “Financial Instruments,” which permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements for similar assets and liabilities measured at fair value. ASC Topic 825 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard, and has not elected the option for any financial assets or financial liabilities subsequent to the effective date.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In April 2009, the FASB issued additional guidance, now codified as FASB ASC Topic 825, “Financial Instruments,” extending the disclosure requirements regarding the fair value of financial instruments to interim financial statements of publicly traded companies. These requirements are effective for interim reporting periods ending after June 15, 2009.

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

Short Term Investments—The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values.

Subordinated Debt Securities—The carrying value of the Company’s subordinated debt securities approximates the estimated fair value of the obligations as the interest rates on these securities are comparable to rates that the Company believes it presently would incur on comparable borrowings.

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	As of September 30, 2009		As of December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Fixed maturity securities	$673,124	$691,929	$680,276	$664,084
Equity securities	14,444	16,109	24,431	24,431
Cash and cash equivalents	104,829	104,829	95,241	95,241
Short Term Investments	27,591	27,591	25	25
Liabilities:
Subordinated debt securities:
ACT I	10,310	10,310	10,310	10,310
ACT II	25,780	25,780	25,780	25,780

Note 8. Subsequent Events

In May 2009, the FASB issued guidance, now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. The adoption of ASC Topic 855 did not have a significant impact on the consolidated financial condition or results of operations.

Subsequent events have been evaluated for potential recognition or disclosure through November 6, 2009, which is the date the financial statements were issued.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2009 and 2008. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$55,119	$75,767	$207,085	$242,739
Net premiums earned	58,133	71,284	193,926	217,727
Net investment income	6,877	7,712	21,231	22,934
Total revenues	67,208	76,275	218,239	238,371
Total expenses	46,511	57,225	164,359	184,997
Net income	15,071	13,359	39,834	38,109
Diluted earnings per common share	$0.74	$0.65	$1.95	$1.87

Other Key Measures
Net combined ratio (1)	79.3%	79.4%	84.0%	84.0%
Return on average equity (2)	19.3%	20.5%	17.8%	20.3%

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current period’s net premiums earned.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity, including redeemable preferred stock, for the applicable period.

Consolidated Results of Operations for Three Months Ended September 30, 2009 Compared to September 30, 2008

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2009 were $55.1 million, compared to $75.8 million for the same period in 2008, a decrease of 27.3%. The decrease was attributable to a $9.0 million decrease in annual premiums on voluntary policies written during the period, a $10.9 million decrease in premiums resulting from payroll audits and related premium adjustments, a $485,000 decrease in direct assigned risk premiums, and a $264,000 decrease in assumed premiums from mandatory pooling arrangements. The decrease from payroll audits and related premium adjustments includes a $5.0 million decrease in “earned but unbilled” (EBUB) premium. In connection with recent payroll audits, the EBUB premium estimate was updated to reflect future decreased premium from policy audits resulting from projected lower payrolls during the current economic climate.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2009 were $51.1 million, compared to $71.2 million for the same period in 2008, a decrease of 28.3%. The decrease was primarily attributable to the decline in gross premiums written. As a percentage of gross premiums written, ceded premiums were 7.3% for the third quarter of 2009, compared to 6.0% for the third quarter of 2008.

Net Premiums Earned. Net premiums earned for the third quarter of 2009 were $58.1 million, compared to $71.3 million for the same period in 2008, a decrease of 18.4%. The decrease was attributable to the decline in net premiums written in the previous four quarters.

Net Investment Income. Net investment income for the third quarter of 2009 was $6.9 million, compared to $7.7 million for the same period in 2008, a decrease of 10.8%. Average invested assets, including cash and cash equivalents, were $815.0 million in the quarter ended September 30, 2009, compared to an average of $782.8 million for the same period in 2008, an increase of 4.1%. Offsetting this increase was a decrease in the tax-equivalent yield on our investment portfolio, from 5.7% per annum as of September 30, 2008, to 3.6% per annum as of September 30, 2009. The pre-tax investment yield on our investment portfolio was 3.4% per annum during the quarter ended September 30, 2009, compared to 4.0% per annum during the same period in 2008.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended September 30, 2009 totaled $2.0 million, compared to net realized losses of $2.9 million for the same period in 2008. Net realized gains in the third quarter primarily resulted from $1.6 million in gains from the sale of certain equities and $290,000 in gains from the sale of one asset-backed security. Net realized losses in the third quarter of 2008 were attributable to $381,000 in realized losses from the sale of equity securities and $2.5 million in other-than-temporary impairments of certain equities and asset-backed securities.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $33.4 million for the three months ended September 30, 2009, compared to $42.0 million for the same period in 2008, a decrease of $8.6 million, or 20.5%. The current accident year loss and LAE incurred decreased as a result of lower premiums earned in the third quarter of 2009, as compared to the same period in 2008. In addition, we recorded favorable prior accident year development of $6.7 million in the third quarter of 2009, compared to $6.6 million in the same period of 2008, as further discussed below in “Prior Year Development.” Our net loss ratio was 57.4% in the third quarter of 2009, compared to 58.9% in the same period of 2008.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2009 were $12.5 million, compared to $14.5 million for the same period in 2008, a decrease of 13.4%. This decrease was primarily due to a $1.4 million decrease in insurance-related assessments, a $958,000 decrease in commissions, and a $508,000 decrease in premium taxes. There was also a decrease of $388,000 in accounts receivable write-offs and a $438,000 increase in experience-rated commissions from our 2009 reinsurance agreements. Offsetting these expense reductions was a $1.4 million decrease in income from the commutation of certain reinsurance contracts. Our expense ratio was 21.6% in the third quarter of 2009 compared to 20.3% in the third quarter of 2008.

Interest expense. Interest expense for the third quarter of 2009 was $417,000, compared to $654,000 for the same period in 2008. Weighted average borrowings for both periods were $36.1 million, however the weighted average interest rate decreased to 4.6% per annum for the third quarter of 2009 from 6.8% per annum for the third quarter of 2008.

Income tax expense. Income tax expense for the three months ended September 30, 2009 was $5.6 million, compared to $5.7 million for the same period in 2008. The decrease was primarily attributable to a decrease in our effective tax rate to 27.2% for the quarter ended September 30, 2009, compared to 29.9% for the same period in 2008. The rate decrease included a $678,000 expense reduction for the change in valuation allowance for deferred tax assets related to unrealized losses on our investment portfolio. Pre-tax income increased to $20.7 million for the three months ended September 30, 2009, compared to $19.1 million for the same period in 2008.

Consolidated Results of Operations for Nine Months Ended September 30, 2009 Compared to September 30, 2008

Gross Premiums Written. Gross premiums written for the nine months ended September 30, 2009 was $207.1 million, compared to $242.7 million for the same period in 2008, a decrease of 14.7%. The decrease was attributable to a $16.4 million decrease in annual premiums on voluntary policies written during the period, a $17.5 million decrease in premiums resulting from payroll audits and related premium adjustments, $1.6 million decrease in direct assigned risk premiums and a $122,000 decrease in premiums from mandatory pooling arrangements. The decrease from payroll audits and related premium adjustments includes a $6.4 million decrease in EBUB premium. In connection with recent payroll audits, the EBUB premium estimate was updated to reflect future decreased premium from policy audits resulting from projected lower payrolls during the current economic climate.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2009 were $193.0 million, compared to $228.7 million for the same period in 2008, a decrease of 15.6%. The decrease was primarily attributable to the decline in gross premiums written. As a percentage of gross premiums written, ceded premiums were 6.8% for the nine months ended September 30, 2009, compared to 5.8% for the same period in 2008.

Net Premiums Earned. Net premiums earned for the nine months ended September 30, 2009 were $193.9 million, compared to $217.7 million for the same period in 2008, a decrease of 10.9%. The decrease was attributable to a decline in net premiums written in the previous four quarters, which caused the flow of premium earnings to also decrease.

Net Investment Income. Net investment income for the nine months ended September 30, 2009 was $21.2 million, compared to $22.9 million for the same period in 2008, a decrease of 7.4%. The change was attributable to a decrease in the tax-equivalent yield on our investment portfolio, from 5.7% per annum as of September 30, 2008, to 3.6% per annum as of September 30, 2009. The pre-tax investment yield on our investment portfolio was 3.5% per annum during the nine months ended September 30, 2009, compared to 4.0% per annum during the same period in 2008. Average invested assets, including cash and cash equivalents increased 4.9%, from an average of $773.2 million for the nine months ended September 30, 2008 to an average of $810.8 million for the same period in 2009.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the nine months ended September 30, 2009 totaled $2.0 million, compared to net realized losses of $2.9 million for the same period in 2008. Net realized gains in the nine months ended September 30, 2009 primarily resulted from $1.6 million in gains from the sale of certain equities and $290,000 in gains from the sale of one asset-backed security. Net realized losses in the nine months ended September 30, 2008 were attributable to $320,000 in realized losses from the sale of equity securities and $2.5 million in other-than-temporary impairments of certain equities and asset-backed securities.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $120.6 million for the nine months ended September 30, 2009, compared to $139.2 million for the same period in 2008, a decrease of $18.6 million, or 13.3%. The current accident year loss and LAE incurred decreased as a result of lower premiums earned in the nine months ended September 30, 2009, as compared to the same period in 2008. The net loss ratio for the current accident year was the same in both 2009 and 2008 for the nine months ended September 30. In addition, we recorded favorable prior accident year development of $13.1 million in 2009, compared to $11.1 million in 2008, as further discussed below in “Prior Year Development.” Our net loss ratio was 62.2% for the nine months ended September 30, 2009, compared to 63.9% for the same period in 2008.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2009 were $41.8 million, compared to $43.1 million for the same period in 2008, a decrease of 3.2%. This decrease was primarily due to a $2.2 million decrease in commissions, $1.3 million of experience-rated commission from our 2009 reinsurance agreements, a $1.3 million decrease in premium taxes and a $531,000 decrease in insurance-related assessments. Offsetting these expense reductions was a $3.0 million decrease in income from the commutation of certain reinsurance contracts. Our expense ratio was 21.5% for the nine months ended September 30, 2009 compared to 19.8% for the same period in 2008.

Interest expense. Interest expense for the nine months ended September 30, 2009 was $1.4 million, compared to $2.1 million for the comparable period of 2008. Weighted average borrowings for both periods were $36.1 million. The weighted average interest rate decreased to 5.0% per annum for the nine months ended September 30, 2009 from 7.2% per annum for the nine months ended September 30, 2008.

Income tax expense. Income tax expense for the nine months ended September 30, 2009 was $14.0 million, compared to $15.3 million for the same period in 2008. The decrease was primarily attributable to a decrease in our effective tax rate to 26.1% for the nine months ended September 30, 2009, compared to 28.6% for the same period in 2008. The rate decrease included a $678,000 expense reduction for the change in valuation allowance for deferred tax assets related to unrealized losses on our investment portfolio. Pre-tax income increased to $53.9 million for the nine months ended September 30, 2009, compared to $53.4 million for the same period in 2008.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities.

Net cash provided by operating activities was $21.9 million for the nine months ended September 30, 2009, which represented a $22.1 million decrease in cash provided by operating activities, from $44.0 million in net cash provided by operating activities for the nine months ended September 30, 2008. This decrease in operating cash was attributable to a $29.9 million decrease in premiums collected, a $9.9 million decrease in reinsurance recoveries and a $782,000 decrease in net investment income. Offsetting these decreases in operating cash flow were a $7.1 million decrease in losses paid, a $4.9 million decrease in expense disbursements, a $4.0 million decrease in federal income taxes paid and a $3.5 million decrease in policyholder dividends paid.

Net cash used in investing activities was $12.5 million for the nine months ended September 30, 2009, compared to $20.3 million for the same period in 2008. Cash provided by sales and maturities of investments totaled $100.9 million for the nine months ended September 30, 2009, compared to $105.8 million for the same period in 2008. A total of $112.4 million in cash was used to purchase investments in the nine months ended September 30, 2009, compared to $125.3 million in purchases for the same period in 2008.

Net cash provided by financing activities in the nine months ended September 30, 2009 was $178,000, as compared to $129,000 in the same period in 2008. In the nine months ended September 30, 2009, proceeds from stock option exercises totaled $157,000 and tax benefits related to share-based compensation was $21,000. In the nine months ended September 30, 2008, proceeds from stock option exercises totaled $113,000 and tax benefits related to share-based compensation was $16,000.

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

Investment Portfolio

As of September 30, 2009, our investment portfolio, including cash and cash equivalents, totaled $821.7 million, an increase of 4.2% from September 30, 2008. Our fixed maturity securities are classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities.” As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. Our equity securities are classified as available-for-sale and reported at fair value.

On January 1, 2008, we adopted FASB ASC Topic 820 that establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 7 of the financial statements, our securities available-for-sale are classified using Level 1 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825 for any financial assets or financial liabilities as of September 30, 2009.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2009 is shown in the following table.

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities:
States and political subdivisions	$486,441	59.2%
U.S. agency-based mortgage-backed securities	85,409	10.4%
Commercial mortgage-backed securities	51,596	6.3%
U.S. Treasury securities and obligations of U.S. Government agencies	15,575	1.9%
Corporate bonds	26,884	3.2%
Asset-backed securities	7,219.9%

Total fixed maturity securities	673,124	81.9%

Equity securities	16,109	1.9%
Cash and cash equivalents	104,829	12.8%
Short-term investments	27,591	3.4%

Total investments, including cash and cash equivalents	$821,653	100.0%

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

In September 2009, we sold one fixed-maturity security which was classified as held-to-maturity. This particular security was impaired in both the third and fourth quarters of 2008. The security was eligible for sale because of a major downgrade. In order to recapture realized capital gains for taxes, we needed to recognize a certain amount of losses in this calendar year. With limited securities classified as available-for-sale, the sale of this fixed-maturity security was needed to maximize our carryback potential. The carrying value at disposal was $950,000. Therefore, we recognized a $290,000 realized gain in the third quarter of 2009.

Prior Year Development

The Company recorded favorable prior accident year development of $6.7 million in the three months ended September 30, 2009. The table below sets forth the favorable or unfavorable development for three and nine months ended September 30, 2009 for accident years 2004 through 2008 and, collectively, for all accident years prior to 2004.

	Favorable/(Unfavorable) Development
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in millions)
Accident Year
2008	$0.2	$(4.6)
2007	2.9	7.4
2006	0.4	5.0
2005	0.5	0.7
2004	0.5	0.3
Prior to 2004	2.2	4.3

Total net development	$6.7	$13.1

The table below sets forth the number of open claims as of September 30, 2009 and 2008, and the number of claims reported and closed during the three and nine months then ended.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Open claims at beginning of period	4,604	5,133	4,793	5,300
Claims reported	1,400	1,776	4,002	4,889
Claims closed	(1,323)	(1,788)	(4,114)	(5,068)

Open claims at end of period	4,681	5,121	4,681	5,121

The number of open claims at September 30, 2009 decreased by 440 claims, or 8.6%, as compared to the number of open claims at September 30, 2008. The decline in the number of open claims is attributable, in part, to our increased efforts in recent periods to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). As a result of these efforts, the number of open claims decreased from September 30, 2008 to September 30, 2009, which management believes contributed, in part, to the favorable prior accident year development recorded for the nine months ended September 30, 2009.

At September 30, 2009, our case incurred amounts for certain accident years, particularly 2006 and 2007, have not developed to the degree management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our 23 years of historical claims data. However, as of September 30, 2009, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of these recent results for the 2006 and 2007 accident years. However, if actual results for current and future accident years are consistent with, or better than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
10.1	Employment Agreement, dated June 23, 2009 by and between the Registrant and Brendan Gau.

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

November 6, 2009	/s/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2009	/s/ G. JANELLE FROST
G. Janelle Frost
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement, dated June 23, 2009 by and between the Registrant and Brendan Gau.

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002