Form 10-K
period 2009-12-31
AMERISAFE INC
filed 2010-03-10
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $292.4 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of March 1, 2010, there were 18,906,442 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	decreased level of business activity of our policyholders caused by decreased business activity generally, and in particular in the industries we target;

•	general economic conditions, including recession, inflation, performance of financial markets, interest rates, unemployment rates and fluctuating asset values;

•	decreased demand for our insurance;

•

greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	adverse developments in economic, competitive or regulatory conditions within the workers’ compensation insurance industry;

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

Overview

We are a specialty provider of workers’ compensation insurance focused on small to mid-sized employers engaged in hazardous industries, principally construction, trucking and agriculture. Since commencing operations in 1986, we have gained significant experience underwriting the complex workers’ compensation exposures inherent in these industries. We provide coverage to employers under state and federal workers’ compensation laws. These laws prescribe wage replacement and medical care benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our workers’ compensation insurance policies provide benefits to injured employees for, among other things, temporary or permanent disability, death and medical and hospital expenses. The benefits payable and the duration of those benefits are set by state or federal law. The benefits vary by jurisdiction, the nature and severity of the injury and the wages of the employee. The employer, who is the policyholder, pays the premiums for coverage.

Hazardous industry employers tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target policyholders. For example, our construction employers on average paid premium rates equal to $7.84 per $100 of payroll to obtain workers’ compensation coverage for all of their employees in 2009.

We employ a proactive, disciplined approach to underwriting employers and providing comprehensive services intended to lessen the overall incidence and cost of workplace injuries. We provide safety services at employers’ workplaces as a vital component of our underwriting process and to promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our premium audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety or fraud concerns.

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

We completed the initial public offering of our common stock in November 2005. On December 31, 2009, we redeemed all outstanding shares of our Series C and Series D redeemable preferred stock for $25.9 million. On February 23, 2010, our board of directors authorized the repurchase of up to $25 million of our outstanding shares of common stock. The purchases will be made from time to time depending upon market conditions and regulatory considerations. The repurchase program will expire on December 31, 2010.

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries.    We have extensive experience insuring employers engaged in hazardous industries and have a history of profitable underwriting in these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 91.8% in 2009, 91.7% in 2008 and 90.8% in 2007.

Focus on Small to Mid-Sized Employers.    We believe large insurance companies generally do not target small to mid-sized employers in hazardous industries due to their smaller premium sizes, types of operations, mobile workforces and extensive service needs. We provide these employers enhanced services, including premium payment plans to better match premium payments with our policyholders’ payroll costs and cash flow.

Specialized Underwriting Expertise.    Based on our 24-year history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools that support our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new and renewal business. We do not delegate underwriting authority to agencies that sell our insurance or to any other third party.

Comprehensive Safety Services.    We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention, and encourage safer workplaces by deploying experienced field safety professionals, or FSPs, to our policyholders’ worksites. In 2009, 87.5% of our new voluntary business policyholders were subject to pre-quotation safety inspections. Additionally, we perform periodic on-site safety surveys of all of our voluntary business policyholders.

Proactive Claims Management.    Our employees manage substantially all of our open claims in-house utilizing intensive claims management practices that emphasize a personalized approach, as well as quality, cost-effective medical treatment. As of December 31, 2009, open indemnity claims per field case manager (“FCM”) averaged 49 claims, which we believe is significantly less than the industry average. We also believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation and more rapidly close claims, all of which ultimately lead to lower overall claim costs.

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

Increase Market Penetration.    Based on data received from the National Association of Insurance Commissioners (“NAIC”), we do not have more than 5.0% of the market share in any state we serve. As a result, we believe we have the opportunity to increase market penetration in each of the states in which we currently operate. Competition in our target markets is fragmented by state, employer size and industry. We believe that our specialized underwriting expertise and safety, claims, and audit services position us to profitably increase our market share in our existing principal markets, with minimal increase in field service employees.

Prudent and Opportunistic Geographic Expansion.    While we actively market our insurance in 30 states and the District of Columbia, 54.4% of our voluntary in-force premiums were generated in the seven states where we derived 5% or more of our gross premiums written in 2009. We are licensed in an additional 17 states and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so.

Leverage Existing Information Technology.    We believe our new underwriting management system along with our customized operational system, ICAMS, and the analytical data warehouse that ICAMS feeds, significantly enhances our ability to select risk, write profitable business and cost-effectively administer our billing, claims and audit functions.

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

Workers’ compensation was the fourth-largest property and casualty insurance line in the United States in 2008, according to A.M. Best. Direct premiums written in 2008 for the workers’ compensation insurance industry were $45 billion, and direct premiums written for the property and casualty industry as a whole were $446 billion. According to the most recent market data reported by the National Council on Compensation Insurance, Inc. (“NCCI”), which is the official rating bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business were $15 billion in 2008.

Outlook.    We believe that current economic conditions will continue to adversely affect our reported gross premiums written and revenues in 2010. In 2009, 66.0% of our gross premiums written were derived from policyholders in the construction, trucking and agriculture industries. As a result, our gross premiums written are, to a significant extent, dependent upon economic conditions in those industries, as well as upon economic conditions generally. Since the latter part of 2007, economic activity has slowed. We expect that economic activity may improve in 2010, but only in a gradual fashion. We further believe that the challenges presented by this slowing economic activity will be aggravated by the impact of lower estimated loss costs adopted by a number of states in which we do business. Estimated loss costs provide the basis upon which we calculate the premiums we charge for the insurance we write. Lower loss costs are a part of the normal cyclicality of our industry, and we believe they will eventually reverse themselves. However, we cannot predict the timing of any changes in the loss costs. Notwithstanding current market conditions, we will continue to focus on market segmentation, effective risk selection, expense management and overall underwriting profitability.

Policyholders

As of December 31, 2009, we had more than 8,000 voluntary business policyholders with an average annual workers’ compensation policy premium of $32,337. As of December 31, 2009, our ten largest voluntary business policyholders accounted for 2.2% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 91.8% in 2009, 91.7% in 2008, and 90.8% in 2007.

In addition to our voluntary workers’ compensation business, we underwrite workers’ compensation policies for employers assigned to us and assume reinsurance premiums from mandatory pooling arrangements, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. We separately underwrite general liability insurance policies for our workers’ compensation policyholders in the logging industry on a select basis. Our assigned risk business fulfills our statutory obligation to participate in residual market plans in four states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2009, our assigned risk business accounted for 0.8% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 1.5% of our gross premiums written. Our general liability insurance business accounted for less than 0.5% of our gross premiums written for the year ended December 31, 2009.

Targeted Industries

We provide workers’ compensation insurance primarily to employers in the following targeted hazardous industries:

Construction.    Includes a broad range of operations such as highway and bridge construction, building and maintenance of pipeline and powerline networks, excavation, commercial construction, roofing, iron and steel erection, tower erection and numerous other specialized construction operations. In 2009, our average policy premium for voluntary workers’ compensation within the construction industry was $32,460, or $7.84 per $100 of payroll.

Trucking.    Includes a broad spectrum of diverse operations including contract haulers, regional and local freight carriers, special equipment transporters and other trucking companies that conduct a variety of short- and long-haul operations. In 2009, our average policy premium for voluntary workers’ compensation within the trucking industry was $33,425, or $8.66 per $100 of payroll.

Agriculture.    Includes crop maintenance and harvesting, grain and produce operations, nursery operations, meat processing, and livestock feed and transportation. In 2009, our average policy premium for voluntary workers’ compensation within the agriculture industry was $21,998, or $6.88 per $100 of payroll.

Logging.    Includes tree harvesting operations ranging from labor intensive chainsaw felling and trimming to sophisticated mechanized operations using heavy equipment. In 2009, our average policy premium for voluntary workers’ compensation within the logging industry was $17,895, or $15.97 per $100 of payroll.

Oil and Gas.    Includes various oil and gas activities including gathering, transportation, processing, production, and field service operations. In 2009, our average policy premium for voluntary workers’ compensation within the oil and gas industry was $45,958, or $6.48 per $100 of payroll.

Maritime.    Includes ship building and repair, pier and marine construction, inter-coastal construction, and stevedoring. In 2009, our average policy premium for voluntary workers’ compensation within the maritime industry was $61,507, or $8.03 per $100 of payroll.

Sawmills.    Includes sawmills and various other lumber-related operations. In 2009, our average policy premium for the sawmill industry was $24,419, or $10.16 per $100 of payroll.

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

In addition to workers’ compensation insurance, we also offer general liability insurance coverage only to our workers’ compensation policyholders in the logging industry on a select basis. As of December 31, 2009, less than 0.5% of our voluntary in-force premiums were derived from general liability policies.

Gross premiums written during the years ended December 31, 2009, 2008 and 2007, and the allocation of those premiums among the hazardous industries we target are presented in the table below.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2009	2008	2007	2009	2008	2007
	(In thousands)
Voluntary business:
Construction	$99,262	$127,667	$136,834	38.7%	41.5%	41.7%
Trucking	54,644	67,072	73,064	21.3%	21.8%	22.3%
Agriculture	15,260	16,487	15,778	6.0%	5.3%	4.8%
Logging	11,218	14,983	17,209	4.4%	4.9%	5.3%
Oil and Gas	11,212	13,308	12,505	4.4%	4.3%	3.8%
Maritime	7,049	8,642	8,526	2.7%	2.8%	2.6%
Sawmills	2,507	3,915	5,389	1.0%	1.3%	1.6%
Other	49,191	47,131	46,766	19.2%	15.3%	14.3%

Total voluntary business	250,343	299,205	316,071	97.7%	97.2%	96.4%

Assigned risk business	2,266	4,344	7,554	0.8%	1.4%	2.3%
Assumed premiums	3,845	4,291	4,136	1.5%	1.4%	1.3%

Total	$256,454	$307,840	$327,761	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 47 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with less than 11.0% of our gross premiums written in 2009 derived from any one state. The table below identifies, for the years ended December 31, 2009, 2008 and 2007, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the three years presented.

	Percentage of Gross Premiums Written Year Ended December 31,
State	2009	2008	2007
Louisiana	10.7%	8.8%	10.6%
Georgia	9.3%	9.6%	9.9%
Oklahoma	7.7%	7.5%	4.9%
North Carolina	7.2%	8.7%	9.5%
Illinois	7.0%	6.8%	5.2%
Pennsylvania	6.8%	5.6%	4.7%
Virginia	6.0%	5.9%	5.8%
Texas	4.1%	4.5%	4.1%
Minnesota	3.7%	3.9%	3.8%
Kansas	3.5%	2.9%	1.6%
Wisconsin	3.5%	3.3%	3.4%
South Carolina	3.5%	4.1%	4.8%
Alaska	3.4%	3.3%	3.5%
Tennessee	3.3%	3.5%	3.9%
Mississippi	2.9%	3.6%	4.6%
Florida	2.5%	3.0%	4.6%

Sales and Marketing

We sell our workers’ compensation insurance through agencies. As of December 31, 2009, our insurance was sold through more than 3,100 independent agencies and our wholly-owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 27 states. We are selective in establishing and maintaining relationships with independent agencies. We establish and maintain relationships only with those agencies that provide quality application flow from policyholders in our target industries and classes that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Our average commission rate for our independent agencies was 7.3% for the year ended December 31, 2009. We pay our insurance agency subsidiary a commission rate of 8.0%. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2009, independent agencies accounted for 91.3% of our voluntary in-force premiums, and no single independent agency accounted for more than 0.8% of our voluntary in-force premiums at that date.

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

After the pre-quotation safety inspection has been completed, our underwriting professionals review the results of the inspection to determine if a quote should be made and, if so, prepare the quote. The quote must be reviewed and approved by our underwriting department before it is delivered to the agency. All decisions by our underwriting department, including decisions to decline applications, are subject to review and approval by our management-level underwriters.

Our underwriting professionals participate in an incentive compensation program under which bonuses are paid quarterly based upon achieving premium underwriting volume and loss ratio targets. The determination of whether targets have been satisfied is made 30 months after the beginning of the relevant incentive compensation period.

Pricing

In the majority of states, workers’ compensation insurance rates are based upon published “loss costs.” Loss costs are derived from wage and loss data reported by insurers to the state’s statistical agent, which in most states is the NCCI. The state agent then promulgates loss costs for specific job descriptions or class codes. Insurers file requests for adoption of a loss cost multiplier, or LCM, to be applied to the loss costs to support operating expenses and profit margins. In addition, most states allow pricing flexibility above and below the filed LCM, within certain limits.

We obtain approval of our rates, including our LCMs, from state regulatory authorities. To maintain rates at profitable levels, we regularly monitor and adjust our LCMs. The effective LCM for our voluntary business was 1.45 for policy year 2009, 1.46 for policy year 2008, and 1.51 for policy year 2007. If we are unable to charge rates in a particular state or industry to produce satisfactory results, we seek to control and reduce our premium volume in that state or industry and redeploy our capital in other states or industries that offer greater opportunity to earn an underwriting profit.

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our field safety professionals, or FSPs, travel to employers’ worksites to perform these safety inspections. These initial inspections allow our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2009, more than 87% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policyholders were not inspected prior to a premium quote for a variety of reasons, including small premium size or the fact that the policyholder was previously a policyholder subject to our safety inspections.

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

Claims

We have structured our claims operation to provide immediate, intensive and personal management of claims to guide injured employees through medical treatment, rehabilitation and recovery, with the primary goal of returning the injured employee to work as promptly as practicable. We seek to limit the number of claim disputes with injured employees through early intervention in the claims process.

Our FCMs are located in the geographic areas where our policyholders are based. We believe the presence of our FCMs in the field enhances our ability to guide an injured employee to the appropriate conclusion in a friendly, dignified and supportive manner. Our FCMs have broad authority to manage claims from occurrence of a workplace injury through resolution, including authority to retain many different medical providers at our expense. Such providers comprise not only our recommended medical providers, but also nurse case managers, independent medical examiners, vocational specialists, rehabilitation specialists and other specialty providers of medical services necessary to achieve a quality outcome.

Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided. The FCM will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2009, we averaged 49 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

While we seek to promptly settle valid claims, we also aggressively defend against claims we consider to be non-meritorious. Where possible, we purchase annuities on longer life claims to close such claims, while still providing an appropriate level of benefits to injured employees.

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

Loss Reserves

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid as of a given point in time.

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our more than 24 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business, but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

The third component of our reserves for loss and loss adjustment expenses is our adjusting and other reserve, or AO reserve. Our AO reserve covers primarily the estimated cost of administering claims and is established for the costs of future unallocated loss adjustment expenses for all reported and unreported claims. The final component of our reserves for loss and loss adjustment expenses is the reserve for mandatory pooling arrangements.

In establishing reserves, we rely on the analysis of the more than 167,000 claims in our 24-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.

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

These six methods are applied to both gross and net data. Due to the volatility and unpredictability of excess losses, several B-F estimates of excess losses are also used to estimate the ultimate losses gross of reinsurance. We then analyze the results and may emphasize or de-emphasize some or all of the outcomes to reflect our judgment of their reasonableness in relation to supplementary information and operational and industry changes. These outcomes are then aggregated to produce a single weighted average point estimate that is the base estimate for loss and DCC expense reserves.

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

As of December 31, 2009, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $474.2 million, which includes $9.6 million in reserves for mandatory pooling arrangements as reported by the pool administrators. This estimate was derived from the process and methodology described above, which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates.

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

Additional information regarding our reserve for unpaid loss and loss adjustment expenses as of December 31, 2009, 2008, and 2007 is set forth below:

	2009	2008	2007
	(In thousands)
Gross case loss and DCC reserves	$408,075	$375,098	$392,540
AO reserves	14,873	16,732	16,794
Gross IBNR reserves	111,707	139,463	128,069

Gross unpaid loss, DCC and AO reserves	534,655	531,293	537,403
Reinsurance recoverables on unpaid loss and LAE	(60,435)	(56,596)	(74,925)

Net unpaid loss, DCC and AO reserves	$474,220	$474,697	$462,478

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred Development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by plus and minus 20%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2009 data, are summarized below.

Change in Paid LDFs	Change in Incurred LDFs	Resultant Change in Net Loss and DCC Reserve
		Amount ($)	Percentage
		(In thousands)
+20%	+20%	27,906	5.5%
+20%	0%	24,055	4.7%
+20%	–20%	20,320	4.0%
0%	+20%	3,396	0.7%
0%	0%	—	0.0%
0%	–20%	(4,154)	(0.8)%
–20%	+20%	(21,200)	(4.2)%
–20%	0%	(25,414)	(5.0)%
–20%	–20%	(29,023)	(5.7)%

For our paid and incurred Weighted Severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by plus and minus 20%. The results of this sensitivity analysis, using December 31, 2009 data, are summarized below.

Change in Severity Trend	Resultant Change in Net Loss and DCC Reserve
	Amount ($)	Percentage
	(In thousands)
+20%	12,716	2.5%
–20%	(12,055)	(2.4)%

The Bornhuetter-Ferguson method estimates ultimate loss by averaging Weighted Severity paid or incurred losses and expected future paid or incurred development. To measure sensitivity, we changed this average by plus and minus 20%. The results of this sensitivity analysis, using December 31, 2009 data, are summarized below.

Change in Expected Losses	Resultant Change in Net Loss and DCC Reserve
	Amount ($)	Percentage
	(In thousands)
+20%	15,394	3.0%
–20%	(15,360)	(3.0)%

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2009, 2008 and 2007, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance, beginning of period	$531,293	$537,403	$519,178
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	56,596	74,925	106,810

Net balance, beginning of period	474,697	462,478	412,368

Add incurred related to:
Current year	185,201	196,776	208,021
Prior years	(21,885)	(20,387)	(9,490)

Total incurred	163,316	176,389	198,531

Less paid related to:
Current year	42,174	47,539	43,012
Prior years	121,619	116,631	105,409

Total paid	163,793	164,170	148,421

Net balance, end of period	474,220	474,697	462,478

Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	60,435	56,596	74,925

Balance, end of period	$534,655	$531,293	$537,403

Our gross reserves for loss and loss adjustment expenses of $534.7 million as of December 31, 2009 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2009, we had 4,511 open claims, with an average of $118,523 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2009, 5,275 new claims were reported, and 5,557 claims were closed.

As of December 31, 2008, our gross reserves for loss and loss adjustment expenses were $531.3 million. Our reserves increased from December 31, 2008 to December 31, 2009 primarily as a result of an increase in amounts recoverable from reinsurers. The current accident year losses incurred were lower although the current accident loss ratio was higher because our earned premiums were lower. There was also $21.9 million of favorable development for prior accident years. As of December 31, 2008, we had 4,793 open claims, with an average of $110,848 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2008, 6,324 new claims were reported, and 6,831 claims were closed.

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

Loss Development

The table below shows the net loss development for business written each year from 1999 through 2009. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 1999, it was estimated that $72.6 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 1999, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $72.6 million as of December 31, 1999, by December 31, 2009 (ten years later) $91.2 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 1999.

The “cumulative redundancy/(deficiency)” represents, as of December 31, 2009, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(In thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$72,599	$86,192	$119,020	$152,908	$183,001	$243,256	$364,253	$412,366	$462,478	$474,697	$474,220
Net reserve estimated as of:
One year later	75,588	96,801	123,413	155,683	196,955	265,138	362,026	402,876	442,091	452,812
Two years later	82,633	98,871	116,291	168,410	217,836	262,601	361,181	372,520	416,758
Three years later	86,336	92,740	119,814	187,225	218,217	262,427	346,914	359,590
Four years later	86,829	93,328	132,332	189,098	219,114	256,790	339,849
Five years later	87,088	101,417	134,836	190,161	214,304	250,586
Six years later	90,156	104,716	136,277	186,829	209,819
Seven years later	91,170	105,391	133,588	184,455
Eight years later	91,765	100,225	133,599
Nine years later	90,444	100,644
Ten years later	91,213
Net cumulative redundancy (deficiency)	$(18,614)	$(14,452)	$(11,579)	$(31,547)	$(26,818)	$(7,330)	$24,404	$52,776	$45,720	$21,885
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	45,095	51,470	51,114	66,545	73,783	40,514	110,369	105,408	116,631	121,619
Two years later	62,141	62,969	71,852	101,907	65,752	97,091	164,354	167,852	182,879
Three years later	67,267	70,036	84,341	73,391	99,829	124,785	201,393	203,502
Four years later	70,894	73,680	42,919	96,884	114,594	154,799	222,867
Five years later	72,744	38,939	59,194	110,475	136,497	167,092
Six years later	58,809	49,141	76,547	128,629	143,642
Seven years later	62,550	61,307	90,575	132,656
Eight years later	67,744	68,862	92,906
Nine years later	70,946	72,092
Ten years later	72,428
Net reserve—December 31	$72,599	$86,192	$119,020	$152,908	$183,001	$243,256	$364,253	$412,366	$462,478	$474,697	$474,220
Reinsurance recoverables	183,818	293,632	264,013	193,634	194,558	189,624	120,232	106,810	74,925	56,596	60,435

Gross reserve—December 31	$256,417	$379,824	$383,033	$346,542	$377,559	$432,880	$484,485	$519,176	$537,403	$531,293	$534,655

Net re-estimated reserve	$91,213	$100,644	$130,599	$184,455	$209,819	$250,586	$339,849	$359,590	$416,758	$452,812
Re-estimated reinsurance recoverables	290,261	390,467	357,971	283,784	228,471	188,326	124,108	116,136	84,434	70,362

Gross re-estimated reserve	$381,474	$491,111	$488,570	$468,239	$438,290	$438,912	$463,957	$475,726	$501,192	$523,174

Gross cumulative redundancy (deficiency)	$(125,057)	$(111,287)	$(105,537)	$(121,697)	$(60,731)	$(6,032)	$20,528	$43,450	$36,211	$8,119

Our net cumulative redundancy (deficiency) set forth in the table above is net of amounts recoverable from our reinsurers, including Reliance Insurance Company, one of our former reinsurers. In 2001, Reliance was placed under regulatory supervision by the Pennsylvania Insurance Department and was subsequently placed into liquidation. As a result, we recognized losses related to uncollectible amounts from Reliance of $500,000 in 2007, $770,000 in 2005, $260,000 in 2004, $1.3 million in 2003, $2.0 million in 2002 and $17.0 million in 2001. No losses were recognized in 2008 and 2006.

Investments

We derive net investment income from our invested assets. As of December 31, 2009, the carrying value of our investment portfolio, including cash and cash equivalents, was $800.5 million and the fair value of the portfolio was $813.0 million.

Our board of directors has established investment guidelines. The principal priorities of our investment portfolio are to preserve capital and surplus and to provide liquidity. The portfolio’s secondary priority is to provide maximized after-tax income. We review our investment portfolio with the investment committee of our board of directors periodically, such review including asset allocation, for compliance with the policy.

In 2009, our fixed maturity portfolio was primarily managed by Prudential Investment Management, Inc., a registered advisory firm and a subsidiary of Prudential Financial, Inc. Effective January 31, 2010, we began to internally manage our fixed maturity portfolio. We also internally manage our equity portfolio.

We classify all of our fixed maturity securities as “held-to-maturity,” so we do not reflect any changes in fair value for these securities in our financial statements, unless such changes are deemed to be “other than temporary impairments,” in which case such impairments flow through our income statement within the category, “Net realized gains (losses) on investments.” We generally seek to limit our holdings in equity securities to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity, on a fair value basis.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investments” for further information on the composition and results of our investment portfolio.

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the effective interest rate for the year ended December 31, 2009 based on the carrying value of each category as of December 31, 2009:

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(In thousands)
Fixed maturity securities:
State and political subdivisions	$480,564	60.0%	3.7%
U.S. agency-based mortgage-backed securities	80,260	10.0%	5.3%
Commercial mortgage-backed securities	51,592	6.4%	5.5%
U.S. Treasury securities and obligations of U.S. Government agencies	15,316	1.9%	4.2%
Corporate bonds	30,857	3.9%	4.7%
Asset-backed securities	7,079	0.9%	2.8%
Long-term certificates of deposit	750	0.1%	1.7%

Total fixed maturity securities	666,418	83.2%	4.1%
Equity securities	16,571	2.1%	2.5%
Cash and cash equivalents	63,188	7.9%	0.1%
Short-term investments	54,308	6.8%	1.1%

Total investments, including cash and cash equivalents	$800,485	100%	3.5%

As of December 31, 2009, our fixed maturity securities had a carrying value of $666.4 million, which represented 83.2% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2009, the pre-tax accounting investment yield of our investment portfolio was 3.5% per annum.

The gross unrealized gains and losses on, and the cost and fair value of, our investment portfolio as of December 31, 2009 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturity securities, held-to-maturity	$666,418	$20,854	$(8,367)	$678,905
Equity securities, available-for-sale	14,424	2,270	(123)	16,571

Totals	$680,842	$23,124	$(8,490)	$695,476

The amortized cost for the fixed maturity securities classified as held-to-maturity includes an unamortized gain of $887,000. This gain resulted in 2004 from the difference between each security’s par value and fair value at the date of transfer from available-for-sale to held-to-maturity and is being amortized as a yield adjustment over the respective life of each security.

The table below summarizes the credit quality of our investment portfolio, excluding our equity holdings, as of December 31, 2009, as determined by the middle rating of Moody’s, Standard and Poor’s, and Fitch.

Credit Rating	Percentage of Total Carrying Value
“AAA”	38.8%
“AA”	41.5%
“A”	15.6%
“BBB”	3.5%
“BB and below”	0.1%
“Unrated Securities”	0.5%

Total	100.0%

As of December 31, 2009, the average composite rating of our investment portfolio, excluding our equity holdings, was “AA.”

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2009. For securities that are redeemable at the option of the issuer and have a carrying value that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a carrying value that is less than par value, the maturity used for the table below is the final maturity date.

Remaining Time to Maturity	As of December 31, 2009
	Carrying Value	Percentage
	(In thousands)
Less than one year	$29,114	4.4%
One to five years	221,867	33.3%
Five to ten years	130,459	19.6%
More than ten years	146,047	21.9%
U.S. agency-based mortgage-backed securities	80,260	12.0%
Commercial mortgage-backed securities	51,592	7.7%
Asset-backed securities	7,079	1.1%

Total	$666,418	100.0%

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

2010 Excess of Loss Reinsurance Treaty Program

Effective January 1, 2010, we entered into a new excess of loss reinsurance treaty program related to our voluntary and assigned risk business that applies to losses incurred between January 1, 2010 and the date on which our reinsurance agreements are terminated. Our reinsurance treaty program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to a maximum of $10.0 million for that claimant, subject to applicable deductibles, retentions and aggregate limits. We have 16 reinsurers participating in our 2010 reinsurance treaty program. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or letters of credit. If security is required because of a ratings downgrade, the form of security must be mutually agreed to between the reinsurer and us.

Our 2010 reinsurance treaty program provides coverage in the following four layers:

•

First Layer.    This layer was part of our 2008 reinsurance treaty program, and is a three-year structured product. It covers losses incurred between January 1, 2008 and January 1, 2011. The treaty affords coverage in two parts up to $4.0 million for each loss occurrence in excess of $1.0 million. Before our reinsurers are obligated to reimburse us under this layer, we are subject to an annual aggregate deductible of $20.0 million under the first part of this coverage and $40.0 million under the second part of this coverage. The limit under the first part of this coverage for all claims, including certain terrorism claims, is $20.0 million in any one year and $40.0 million in the aggregate for all three years covered by this layer. The limit under the second part of this coverage for all claims, including certain terrorism claims, is $20.0 million in the aggregate for all three years covered by this layer. Through December 31, 2009, our losses in this layer had not exceeded the $20 million annual aggregate deductible.

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

The agreement for both parts of the first layer will terminate on January 1, 2011, the agreement for the second layer will terminate on January 1, 2012 and the third layer of coverage will terminate on January 1, 2011. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements.

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

The table below sets forth the reinsurers participating in our 2010 reinsurance program:

Reinsurer	A.M. Best Rating
Arch Reinsurance Company	A
Aspen Insurance Limited	A
Aspen Insurance UK Limited	A
Barbican Syndicate (1)	A
Catlin Underwriting, Inc. (1)	A
Faraday Syndicate (1)	A
Harbor Point Reinsurance US, Inc.	A
Hannover Reinsurance (Ireland) Limited	A
Hannover Ruckversicherung AG	A
Liberty Syndicate (1)	A
Max at Lloyds ApS - Denmark (1)	A
Minnesota Workers’ Compensation Reinsurance Association	NR
Munich Reinsurance America, Inc.	A+
Paris Re	A
QBE Syndicate (1)	A
Tokio Millennium Re Ltd	A+

(1)	Member of Lloyd’s of London syndicate.

Due to the nature of reinsurance, we have receivables from reinsurers that apply to accident years prior to 2009. The table below summarizes our amounts recoverable from reinsurers as of December 31, 2009.

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2009
		(In thousands)
Odyssey America Reinsurance Company	A	$15,128
Hannover Reinsurance (Ireland) Limited (1)	A	15,042
Aspen Insurance Limited (1)	A	9,460
Minnesota Workers’ Compensation Reinsurance Association (1)	NR	7,556
Clearwater Insurance Company	A–	7,209
St. Paul Fire and Marine Insurance Company	A+	6,946
Finial Reinsurance Company	A–	5,927
SCOR Reinsurance Company	A–	5,451
Clearwater Select Insurance Company	A	1,319
American National Insurance Company	A	1,286
Other (30 reinsurers)	—	6,554

Total		$81,878

(1)	Current participant in our 2010 reinsurance program.

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

For insured losses in 2009, each insurance company is responsible for a statutory deductible under the 2007 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2010, the U.S. Federal Government will reimburse 85% of an insurance company’s covered losses over the statutory deductible. In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceed $100.0 million for any act of terrorism occurring in 2010. However, there is no relief from the requirement under the 2007 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.

Under the 2007 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in their workers’ compensation policies. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological, radioactive or chemical agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our 2010 reinsurance treaty program that affords coverage for up to $50 million for losses arising from terrorism but excluding nuclear, biological, radiological and chemical attacks, subject to the deductibles, retentions, definitions and aggregate limits.

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

Integrated Document Management System.    Our integrated document management system is a purchased application being used by all of our departments other than Amerisafe General Agency to store, manage, and facilitate the movement of imaged and other electronic documents. The system allows departmental management to closely monitor and modify employee workloads as needed and facilitates consistent document management throughout the company.

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

Underwriting Management System (UMS).    UMS is a vendor-sourced internet-based application delivered under the SaaS model (software as a service). UMS was implemented to enhance communication, facilitate information exchange, and increase ease-of-business between the underwriter and independent agent during the quotation process. It is fully integrated with ICAMS.

Operating Systems

We use Microsoft Active Directory services to provide application access, domain authentication and network services. Our server hardware is predominately Compaq/HP, but includes Dell servers as well. Our production servers are under manufacturer warranties.

Business Continuity/Disaster Recovery

Our Storage Area Network solution provides us with continuous operations using mirrored servers and storage situated in two separate corporate buildings, with built-in failover capabilities to minimize business interruption. We utilize software from CommVault for backup and recovery purposes. Incremental backups are performed daily and full system backups are performed weekly. We use on-site storage for daily and weekly backups and off-site storage for full monthly backups.

Competition

The insurance industry, in general, is highly competitive and there is significant competition in the workers’ compensation segment of the industry. Competition in the insurance business is based on many factors, including premium rates, policy terms, coverage availability, claims management, safety services, payment terms, types of insurance offered, overall financial strength and financial ratings assigned by independent rating organizations, such as A.M. Best. Some of the insurers with which we compete have significantly greater financial, marketing and management resources than we do. We may also compete with new market entrants in the future.

We believe the workers’ compensation market for the hazardous industries we target is more fragmented and to some degree less competitive than other segments of the workers’ compensation market. Our competitors include other insurance companies, individual self-insured companies, state insurance pools and self-insurance funds. We estimate that more than 300 insurance companies participate in the workers’ compensation market. The insurance companies with which we compete vary by state and by the industries we target. These market conditions are also impacted by lower estimated loss costs adopted by a number of states in which we do business.

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

Ratings

Many insurance buyers and agencies use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. In April 2009, A.M. Best announced that it had affirmed our financial strength rating of “A–” (Excellent). An “A–” rating is the fourth highest of 15 rating categories used by A.M. Best. The rating has a positive outlook for AMERISAFE and our insurance company subsidiaries.

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

Employees

As of December 31, 2009, we had 456 full-time employees and two part-time employees. None of our employees are subject to collective bargaining agreements. We believe that our employee relations are good.

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

State Insurance Department Examinations

We are subject to periodic examinations by state insurance departments in the states in which we operate. The Louisiana Department of Insurance generally examines each of its domiciliary insurance companies on a triennial basis. American Interstate Insurance Company and Silver Oak Casualty, Inc. underwent an examination in 2009 that covered calendar years 2006 through 2008. American Interstate of Texas was formed in December 2004 and began operations in January 2005. American Interstate Insurance Company has also been notified of a market conduct review by the Missouri Department of Insurance. Under Texas insurance law, American Interstate of Texas will be subject to examination each year in its first three years of operations. American Interstate Insurance Company of Texas is currently undergoing an examination by the Texas Department of Insurance covering calendar year 2008.

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

Residual Market Programs

Many of the states in which we conduct business or intend to conduct business, require that all licensed insurers participate in a program to provide workers’ compensation insurance to those employers who have not or cannot obtain coverage from a carrier on a negotiated basis. The level of required participation in such programs is generally determined by calculating the volume of our voluntary business in that state as a percentage of all voluntary business in that state by all insurers. The resulting factor is the proportion of premium we must accept as a percentage of all of premiums in policies included in that state’s residual market program.

Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. We utilize both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. In 2009, we had assigned risks in four states: Alabama, Alaska, North Carolina and Virginia.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in the applicable state. Our recoveries from state-managed trust funds for the years ended December 31, 2009, 2008 and 2007 were $7.2 million, $4.5 million and $6.1 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2009, 2008 and 2007 was $3.7 million, $3.8 million and $5.6 million, respectively.

Dividend Limitations

Under Louisiana law, American Interstate and Silver Oak Casualty cannot pay dividends to their shareholders in excess of the lesser of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period without the prior approval of the Louisiana Commissioner of Insurance. However, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. Based on reported capital and surplus at December 31, 2009, this requirement limits American Interstate’s ability to make distributions to AMERISAFE in 2010 to $22.3 million without approval by the Louisiana Department of Insurance. Further, under Texas law, American Interstate of Texas cannot pay dividends to its shareholder in excess of the greater of 10% of statutory surplus, or statutory net income, for the preceding 12-month period without the prior approval of the Texas Commissioner of Insurance.

Federal Law and Regulations

As of December 31, 2009, we derived 2.5% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act, or the USL&H Act, and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.

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

Under Louisiana law, American Interstate and Silver Oak Casualty are required to maintain minimum capital and surplus of $3.0 million. Under Texas law, American Interstate of Texas is required to maintain minimum capital and surplus of $1.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on the various risk factors related to it. As of December 31, 2009, American Interstate, Silver Oak Casualty, and American Interstate of Texas exceeded the minimum risk-based capital requirements.

The key financial ratios of the NAIC’s Insurance Regulatory Information System, or IRIS, which ratios were developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators’ resources. IRIS identifies 13 industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business.

The 2009 IRIS results for American Interstate Insurance Company and Silver Oak Casualty were within expected values. Out of the 13 ratios, American Interstate Insurance Company of Texas’ investment yield ratio was outside the expected range by one tenth of a percent. This occurred because current low interest rates affected the reinvestment rate for the portfolio.

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

Website Information

Our corporate website is located at www.amerisafe.com. Our Annual Report on Form 10-K, annual proxy statement and related proxy card will be made available on our web site at the same time they are mailed to shareholders. Our quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the Securities and Exchange Commission, or the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics and charters for the standing committees of our board of directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Officers of the Registrant

The table below sets forth information about our executive officers and key employees as of March 1, 2010.

Name	Age	Position

Executive Officers

C. Allen Bradley, Jr.	58	Chairman, President and Chief Executive Officer

Geoffrey R. Banta	60	Chief Operating Officer

G. Janelle Frost	39	Executive Vice President and Chief Financial Officer

Brendan D. Gau	35	Executive Vice President and Chief Investment Officer

Craig P. Leach	60	Executive Vice President, Sales and Marketing

David O. Narigon	57	Executive Vice President

Todd R. Walker	53	Executive Vice President, General Counsel and Secretary

Key Employees

Allan E. Farr	51	Senior Vice President, Enterprise Risk Management

Vincent J. Gagliano	37	Senior Vice President, Information Technology

Kelly R. Goins	44	Senior Vice President, Underwriting Operations

Cynthia P. Harris	56	Senior Vice President, Human Resources/Client Services

Leon J. Lagneaux	58	Senior Vice President, Safety Operations

Henry O. Lestage, IV	49	Senior Vice President, Claims Operations

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

Brendan D. Gau has served as our Executive Vice President and Chief Investment Officer since June 2009. Prior to joining our company, Mr. Gau was employed by AIM Capital Management, where he held the positions of Financial Analyst, Portfolio Analyst and Senior Portfolio Manager from 1996 until 2009.

Craig P. Leach has served as our Executive Vice President, Sales and Marketing since November 2002. He has served in a variety of sales and key marketing positions within our company since beginning his insurance career with a predecessor to our company in 1980, including Senior Vice President, Sales and Marketing from 1997 until November 2002.

David O. Narigon has served as an Executive Vice President with responsibility for Claims and Premium Audit since September 2006. Prior to joining our company, he provided consulting, mediation, arbitration and expert witness services to the insurance industry through his company, Narigon Consulting & Settlement Services, from March 2005 until August 2006. Prior to March 2005, Mr. Narigon was employed by EMC Insurance Companies where he held the positions of Vice President, Claims from 1988 to June 1998 and Senior Vice President, Claims from June 1998 until March 2005, and President of EMC Risk Services from 1993 until March 2005. As previously announced, Mr. Narigon has resigned from his position with the Company effective as of March 15, 2010.

Todd R. Walker has served as our Executive Vice President, General Counsel and Secretary since September 2006. From 2002 through September 2006, he was engaged in the private practice of law. Prior to 2002, Mr. Walker held various legal positions with Ultramar Diamond Shamrock Corp., a New York Stock Exchange listed refining and marketing company, where he had been employed since 1987.

Allan E. Farr has served as our Senior Vice President, Enterprise Risk Management since April 2004. He has been employed with our company since 1998 and served as Vice President, Underwriting Services from 1999 until 2004.

Vincent J. Gagliano has served as our Senior Vice President, Information Technology, since September 2009. He has been employed with our company since 2001 and during this time, he has served as Senior Business Analyst, Director of Business Intelligence, Assistant Vice President of Business Intelligence, and Vice President, Operations Analysis.

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

Risks Related to Our Business

A decline in the level of business activity of our policyholders, particularly those engaged in the construction, trucking and agricultural industries, could negatively affect our earnings and profitability.

In 2009, 66.0% of our gross premiums written were derived from policyholders in the construction, trucking and agriculture industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in the construction, trucking and agricultural industries and upon economic conditions generally.

Economic activity began to decline in the latter part of 2007. and this decline continued through 2008 and 2009. We believe this slowdown in work activity will continue in 2010. We believe that existing economic conditions will continue to adversely affect our reported gross premiums written and revenues.

Current economic conditions could adversely affect our financial condition and results of operations.

The economic downturn experienced throughout the United States in 2009 is expected to continue in 2010. Negative trends in business investment, consumer confidence and spending, the significant declines and volatility of the capital markets, the availability of credit and the rate of unemployment can adversely affect our business. A prolonged economic downturn could adversely impact our future growth and profitability. Although we continue to closely monitor market conditions, we cannot predict future conditions or their impact on our premium volume, the value of our investment portfolio and our financial performance. As a result of these existing economic conditions, we could experience future decreases in business activity and incur additional realized and unrealized losses in our investment portfolio, both of which could adversely affect our financial condition and results of operations.

In addition, certain actions taken by the U.S. government to stimulate the economy and stabilize the financial markets have directly impacted the property and casualty insurance industry and our competitors. Additional measures in this regard could negatively impact our financial condition and the competitive landscape.

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

Our pre-tax income for any period is impacted by establishing new reserves as well as changes in estimates for previously reported reserves. Our focus on writing workers’ compensation insurance for employers engaged in hazardous industries results in our experiencing fewer, but more severe, claims. The ultimate cost of resolving severe claims is difficult to predict, particularly in the period shortly after the injury occurs. Substantial judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical data can be impacted by external forces, principally frequency and severity of unreported claims, length of time to achieve ultimate settlement of claims, inflation in medical costs and wages, insurance policy coverage interpretations, jury determinations, and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If there are unfavorable changes affecting our assumptions, our reserves may need to be increased. When a reserve estimate is increased, the change decreases pre-tax income by a corresponding amount.

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

Investment income is an important component of our net income. As of December 31, 2009, our investment portfolio, including cash and cash equivalents, had a carrying value of $800.5 million. For the year ended December 31, 2009 we had $28.0 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our board of directors, and is made up predominately of fixed maturity securities and cash and cash equivalents. Although our investment guidelines emphasize capital preservation and liquidity, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Changes in interest rates could have an adverse effect on the value of our investment portfolio and future investment income. Unprecedented low interest rates experienced in 2009 and 2008 have had, and will continue to have, an adverse effect on our investment income. Additionally, changes in interest rates can expose us to prepayment risks on mortgage-backed securities included in our investment portfolio.

Similarly, during periods of market disruption such as we have experienced since late 2008, including periods of rapidly widening credit spreads or illiquidity, the fair values of certain of our fixed maturity securities, such as asset-backed and commercial mortgage-backed securities, could be deemed to be other-than-temporarily impaired, even though we have the intent not to sell these securities and it is not more likely than not that we will be required to sell these securities. Further, rapidly changing and unprecedented equity market conditions could materially impact the valuation of the equity securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Although we did not have any other-than-temporary impairments in 2009, we cannot assure you that our investment portfolio will not suffer other-than-temporary investment losses.

These and other factors affect the capital markets and, consequently, the value of our investment portfolio and our future investment income. Any significant decline in our investment income would adversely affect our revenues and net income.

The workers’ compensation insurance industry is cyclical in nature, which may affect our overall financial performance.

The financial performance of the workers’ compensation insurance industry has historically fluctuated with periods of lower premium rates and excess underwriting capacity resulting from increased competition followed by periods of higher premium rates and reduced underwriting capacity resulting from decreased competition. Although the financial performance of an individual insurance company is dependent on its own specific business characteristics, the profitability of most workers’ compensation insurance companies generally tends to follow this cyclical market pattern. In 2008 and 2009, the workers’ compensation industry experienced both decreasing loss costs in most of the states in which we write business and intense price competition. Because this market cyclicality is due in large part to the actions of our competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. We expect these cyclical patterns will cause our revenues and net income to fluctuate, which may cause the price of our common stock to be more volatile.

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

We purchase reinsurance to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Our 2010 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant, subject to applicable deductibles, retentions and aggregate limits.

Our 2010 program calls for us to retain the first $1.0 million of each loss. For losses between $1.0 million and $5.0 million, we are subject to an annual aggregate deductible of $20.0 million before our reinsurers are obligated to reimburse us. The three year aggregate limit for all claims for losses between $1.0 million and $5.0 million is $40.0 million for Part A and $20.0 million for Part B. For losses between $5.0 million and $10.0 million, the three year aggregate limit for all claims for losses between $5.0 million and $10.0 million is $20.0 million. See “Business—Reinsurance.”

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

The 2010 reinsurance treaty program’s first casualty excess of loss layers will terminate on January 1, 2011. The second casualty excess of loss and casualty catastrophe layers will terminate on January 1, 2012. When our reinsurance treaty program is terminated and we enter into a new program, any decrease in the amount of reinsurance at the time we enter into a new program, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could adversely affect our business, financial condition and results of operations. We currently have 16 reinsurers participating in our reinsurance treaty program, and we believe that this is a sufficient number of reinsurers to provide us with the reinsurance coverage we require. However, it is possible that one or more of our current reinsurers could terminate participation in our program. Regarding the first casualty excess of loss treaty, it is possible that one or more of our current reinsurers could terminate continued participation in this loss layer. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements. In any of these events, if our reinsurance broker is unable to reallocate the terminated reinsurance among the remaining reinsurers in the program, it could take a significant period of time to identify and negotiate agreements with one or more replacement reinsurers. During this period, we would be exposed to an increased risk of loss, the extent of which would depend on the coverage previously provided by the terminated reinsurance.

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

In the past, we have been unable to recover amounts from our reinsurers. In 2001, Reliance Insurance Company, one of our former reinsurers, was placed under regulatory supervision by the Pennsylvania Insurance Department and was subsequently placed into liquidation. As a result, between 2001 and December 31, 2009, we recognized losses related to uncollectible amounts due from Reliance aggregating $21.8 million.

As of December 31, 2009, we had $81.9 million of recoverables from reinsurers. Of this amount, $53.0 million was unsecured. As of December 31, 2009, our largest recoverables from reinsurers included $15.1 million from Odyssey America Reinsurance Company, $15.0 million from Hannover Reinsurance (Ireland) Limited and $9.5 million from Aspen Insurance Limited. If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely impacted.

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

Our success is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets and relationships with our independent agencies. We have entered into employment agreements with each of our executive officers. Those agreements expire in March 2011 except for Mr. Gau’s agreement which expires June 2012, in each case, unless extended. Should any of our executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the workers’ compensation insurance industry and the hazardous industries that we target. As a result, our operations may be disrupted and our business may be adversely affected. We do not currently maintain life insurance policies with respect to our executive officers.

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

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2009, independent agencies produced 91.3% of our voluntary in-force premiums. No independent agency accounted for more than 0.8% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

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

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including American Interstate Insurance Company. AMERISAFE’s primary assets are the capital stock of these operating subsidiaries. The ability of AMERISAFE to pay dividends to our shareholders depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. As a result, AMERISAFE may not be able to receive dividends from its insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. Based on reported capital and surplus at December 31, 2009, American Interstate is permitted under Louisiana insurance law to pay dividends to AMERISAFE in 2010 in an amount up to $22.3 million without approval by the Louisiana Department of Insurance.

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

At December 31, 2009, we participated in mandatory pooling arrangements in 19 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

We may have exposure to losses from terrorism for which we are required by law to provide coverage.

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2010 reinsurance treaty program affords limited coverage for up to $50.0 million for losses arising from terrorism, subject to applicable deductibles, retentions and aggregate limits.

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

The revenues and results of operations of our insurance subsidiaries historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	rising levels of claims costs, including medical and prescription drug costs, that we cannot anticipate at the time we establish our premium rates;

•	fluctuations in interest rates, inflationary or deflationary pressures and other changes in the investment environment that affect returns on our invested assets;

•	changes in the frequency or severity of claims;

•	the financial stability of our reinsurers and changes in the level of reinsurance capacity and our capital capacity;

•	new types of claims and new or changing judicial interpretations relating to the scope of liabilities of insurance companies;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks; and

•	price competition.

If our revenues and results of operations fluctuate as a result of one or more of these factors, the price of our common stock may become more volatile.

The trading price of our common stock may decline.

The trading price of our common stock may decline for many reasons, some of which are beyond our control, including, among others:

•	our results of operations;

•	changes in expectations as to our future results of operations, including financial estimates and projections by securities analysts and investors;

•	results of operations that vary from those expected by securities analysts and investors;

•	developments in the healthcare or insurance industries;

•	changes in laws and regulations;

•	announcements of claims against us by third parties;

•	future issuances or sales of our common stock, including issuances upon conversion of our outstanding redeemable preferred stock; and

•	current and expected economic conditions.

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

Future sales of our common stock may affect the trading price of our common stock and the future exercise of options may lower our stock price.

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of March 1, 2010, there were 18,906,442 shares of our common stock outstanding. There were also outstanding options exercisable to purchase 1,468,855 shares of our common stock, of which 1,129,855 were granted in November 2005. All options vest 20% each year commencing on the first anniversary of the date of grant. As of December 31, 2009, a total of 1,176,300 stock options had vested.

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

We are incorporated in Texas. Under the Texas Business Organizations Code, our ability to enter into a business combination with an affiliated shareholder is limited.

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

We own our 45,000 square foot executive offices located in DeRidder, Louisiana. A project to add approximately 12,500 square feet of office space and 3,000 square feet of warehouse space to our existing headquarters building in underway and is scheduled to be completed by the end of 2010. In addition, we lease an additional 12,808 square feet of office space in DeRidder, Louisiana, pursuant to a lease agreement that has been extended for fifteen months to March 31, 2011 at a rental rate of $12,300 per month. We also lease space at other locations for certain of our service and claims representatives.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF.” As of March 1, 2010, there were 27 holders of record of our common stock.

The table below sets forth the reported high and low sales prices of our common stock as quoted on the NASDAQ for the last two fiscal years.

	High	Low
2008
First Quarter	$15.80	$12.10
Second Quarter	$16.80	$12.56
Third Quarter	$21.61	$15.46
Fourth Quarter	$21.61	$12.51
2009
First Quarter	$21.97	$13.12
Second Quarter	$18.10	$14.26
Third Quarter	$18.02	$14.29
Fourth Quarter	$19.50	$16.35

Dividend Policy

We have not paid cash dividends on our common stock in the prior two years. We currently intend to retain any future earnings to finance our operations, growth or manage capital through share repurchase. As a result, we do not expect to pay any cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual, regulatory or other restrictions on the payment of dividends by our subsidiaries to AMERISAFE, and other factors that our board of directors deem relevant.

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

Description of Capital Stock

AMERISAFE is authorized to issue 69,000,000 shares of capital stock, consisting of:

•	3,000,000 shares of preferred stock, par value $0.01 per share, of which:

•	1,500,000 shares are designated as Series A preferred stock, of which 862,924 shares have been canceled and retired and cannot be reissued; and

•	1,500,000 shares are designated as Series B preferred stock;

•	500,000 shares of convertible preferred stock, par value $0.01 per share, of which:

•	300,000 shares are designated as Series C convertible deferred pay preferred stock, all of which have been canceled and cannot be reissued; and

•	200,000 shares are designated as Series D non-voting convertible deferred pay preferred stock, all of which have been canceled and cannot be reissued;

•	500,000 shares of Series E preferred stock, par value $0.01 per share, of which 317,744 shares have been canceled and retired and cannot be reissued;

•	10,000,000 shares of junior preferred stock, par value $0.01 per share;

•	50,000,000 shares of common stock, par value $0.01 per share; and

•	5,000,000 shares of convertible non-voting common stock, par value $0.01 per share.

As of March 1, 2010, 18,906,442 shares of common stock were outstanding. As of that date, there were no other shares of our capital stock outstanding.

Item 6.	Selected Financial Data.

The following tables summarize certain selected financial data that should be read in conjunction with our audited financial statements and accompanying notes thereto for the year ended December 31, 2009 included in this report and “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share data)
Income Statement Data
Gross premiums written	$256,454	$307,841	$327,761	$332,491	$290,891
Ceded premiums written	(20,158)	(19,650)	(20,215)	(19,950)	(21,541)

Net premiums written	$236,296	$288,191	$307,546	$312,541	$269,350

Net premiums earned	$250,896	$289,493	$306,906	$299,303	$256,568
Net investment income	28,014	30,998	30,208	25,383	16,882
Net realized gains (losses) on investments	2,033	(18,856)	147	7,389	2,272
Fee and other income	1,268	742	1,058	645	561

Total revenues	282,211	302,377	338,319	332,720	276,283

Loss and loss adjustment expenses incurred	163,316	176,389	198,531	199,484	204,056
Underwriting and certain other operating costs (1)	14,092	14,933	26,267	35,024	31,113
Commissions	18,418	20,592	20,352	19,030	16,226
Salaries and benefits	21,447	20,411	18,896	17,234	16,045
Interest expense	1,810	2,460	3,545	3,496	2,844
Policyholder dividends (2)	770	3,504	(367)	6,006	4

Total expenses	219,853	238,289	267,224	280,274	270,288

Income before taxes	62,358	64,088	71,095	52,446	5,995
Income tax expense	15,927	20,242	20,876	15,088	65

Net income	46,431	43,846	50,219	37,358	5,930
Redemption premium	(875)	—	—	—	—

Net income (loss) available to common shareholders	$45,556	$43,846	$50,219	$37,358	$(2,663)

Portion allocable to common shareholders (3)	94.1%	94.0%	94.0%	88.6%	100.0%
Net income (loss) allocable to common shareholders	$42,869	$41,215	$47,211	$33,099	$(2,663)

Diluted earnings per common share equivalent	$2.22	$2.15	$2.47	$1.88	$(1.25)
Diluted weighted average of common share equivalents outstanding	19,268,295	19,141,688	19,079,380	17,594,736	2,129,492
Selected Insurance Ratios
Current accident year loss ratio (4)	73.8%	68.0%	67.8%	67.4%	71.0%
Prior accident year loss ratio (5)	(8.7)%	(7.1)%	(3.1)%	(0.8)%	8.5%

Net loss ratio	65.1%	60.9%	64.7%	66.6%	79.5%
Net underwriting expense ratio (6)	21.5%	19.3%	21.3%	23.8%	24.7%
Net dividend ratio (2) (7)	0.3%	1.2%	(0.1)%	2.0%	0.0%

Net combined ratio (8)	86.9%	81.4%	85.9%	92.4%	104.2%

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$63,188	$95,241	$47,329	$26,748	$49,286
Investments	737,297	704,732	711,745	638,780	533,618
Amounts recoverable from reinsurers	81,878	67,763	77,272	109,603	122,562
Premiums receivable, net	151,570	156,567	152,150	144,384	123,934
Deferred income taxes	28,489	33,580	26,418	29,466	22,413
Deferred policy acquisition costs	18,128	20,289	18,414	18,486	16,973
Deferred charges	3,030	3,381	3,553	3,548	3,182
Total assets	1,118,809	1,107,833	1,061,853	994,146	892,320
Reserves for loss and loss adjustment expenses	534,655	531,293	537,403	519,178	484,485
Unearned premiums	122,500	137,100	138,402	137,761	124,524
Insurance-related assessments	40,072	42,505	42,234	40,886	35,135
Debt	36,090	36,090	36,090	36,090	36,090
Redeemable preferred stock (9)	—	25,000	25,000	25,000	50,000
Shareholders’ equity	302,417	253,272	208,570	158,784	97,346

(1)	Includes policy acquisition expenses and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.

(2)	In 2007, includes a net $1.3 million reduction of dividends accrued for policyholders in Florida. Florida law requires payment of dividends to Florida policyholders pursuant to a formula based on underwriting results from policies written in Florida in a consecutive three-year period.

(3)	Reflects the participation rights of our redeemable preferred stock, which was redeemed on December 31, 2009. See Note 12 to our audited financial statements.

(4)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.

(5)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.

(6)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.

(7)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.

(8)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.

(9)	Represents our Series C and Series D redeemable preferred stock. In November 2006, 250,000 shares of Series C preferred stock were converted into shares of common stock by the holders in connection with a secondary public offering of our common stock. Effective as of December 31, 2009, we redeemed all then-outstanding shares of Series C and Series D redeemable preferred stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2010 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

Overview

AMERISAFE is a holding company that markets and underwrites workers’ compensation insurance through its insurance subsidiaries. Workers’ compensation insurance covers statutorily prescribed benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our business strategy is focused on providing this coverage to small to mid-sized employers engaged in hazardous industries, principally construction, trucking and agriculture. Employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. Hazardous industry employers also tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. We provide proactive safety reviews of employers’ workplaces. These safety reviews are a vital component of our underwriting process and also promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety or fraud concerns. We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting and safety, claims and audit services, provide us with the opportunity to earn attractive returns for our shareholders.

We actively market our insurance in 30 states and the District of Columbia through independent agencies, as well as through our wholly owned insurance agency subsidiary. We are also licensed in an additional 17 states and the U.S. Virgin Islands.

One of the key financial measures that we use to evaluate our operating performance is return on average equity. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity plus redeemable preferred stock. Our return on average equity was 16.0% in 2009, 17.1% in 2008 and 24.1% in 2007.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in other lines of business that pay claims more quickly. From December 31, 2005 to December 31, 2009, our investment portfolio, including cash and cash equivalents, increased from $582.9 million to $800.5 million and produced net investment income of $28.0 million in 2009, $31.0 million in 2008 and $30.2 million in 2007.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to protect us from the impact of large losses. Our reinsurance program for 2010 includes 16 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Our 2010 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant, subject to applicable deductibles, retentions and aggregate limits. Our 2010 program calls for us to retain the first $1.0 million of each loss. For losses between $1.0 million and $5.0 million, we are subject to an annual aggregate deductible of $20.0 million before our reinsurers are obligated to reimburse us. The aggregate limit for all claims for losses between $1.0 million and $5.0 million has two parts, as fully described in “Business—Reinsurance” in Item 1 of this report. For losses between $5.0 million and $10.0 million, the three year aggregate limit is $20.0 million. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

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

For example, for the five-year period ended December 31, 2009 we had recorded 166 severe claims, or an average of 33 severe claims per year for accident years 2005 through 2009. The number of severe claims reported in any one accident year as of December 31, 2009 ranged from a low of 26 in 2008 to a high of 39 in 2007. The average reported severity for these claims ranged from $830,000 for the 2006 accident year to $1.3 million for the 2009 accident year. For the five accident years, these severe claims by themselves accounted for an average of 11.8 percentage points of our overall loss and loss adjustment expense (“LAE”) ratio, measured at December 31, 2009.

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

Our gross reserves for loss and loss adjustment expenses at December 31, 2009, 2008 and 2007 were $534.7 million, $531.3 million and $537.4 million, respectively. As a percentage of gross reserves at year end, IBNR represented 20.9% in 2009, 26.2% in 2008 and 23.8% in 2007.

In 2009, we decreased our estimates for prior year loss reserves by $21.9 million, which increased net income by $14.2 million. In 2008, we decreased our estimates for prior year loss reserves by $20.4 million, which increased net income by $13.3 million. In 2007, we decreased our estimates for prior year loss reserves by $9.5 million, which increased net income by $6.2 million.

The workers’ compensation insurance industry is cyclical in nature and influenced by many factors, including price competition, medical cost increases, natural and man-made disasters, changes in interest rates, changes in state laws and regulations, and general economic conditions. A hard market cycle in our industry is characterized by decreased competition that results in higher premium rates, more restrictive policy coverage terms, and lower commissions paid to agencies. In contrast, a soft market cycle is characterized by increased competition that results in lower premium rates, expanded policy coverage terms, and higher commissions paid to agencies. We believe that the workers’ compensation insurance industry is in a soft market cycle. Our strategy in a soft market is to focus on maintaining underwriting profitability, even if this results in premium contraction.

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

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2009 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2009 and the other half in 2010. On a monthly basis, we also recognize net premiums earned from mandatory pooling arrangements.

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

Prior to 2006, we periodically reviewed EBUB premium trends, however, the variability in those trends caused us to conclude that EBUB premium could not be reasonably estimated. As a result, we recorded EBUB premium as gross written premium and earned premium in the period that the premium audit was completed. In 2006, we recorded an estimate for EBUB premium of $5.3 million, or 1.6% of gross premiums written in 2006. At December 31, 2007, our estimate for EBUB premium was $9.0 million, an increase of $3.7 million or 1.1% of gross premiums written in 2007. At December 31, 2008, our estimate for EBUB premium was $10.2 million, an increase of $1.2 million or 0.4% of gross premiums written in 2008. At December 31, 2009, our estimate for EBUB premium was $4.2 million, a decrease of $6.0 million or 2.3% of gross premiums written in 2009. On a quarterly basis, we review our estimate of EBUB premiums and record an adjustment to premium, related losses and expenses.

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

Our reserves for loss and DCC expenses are estimated using case-by-case valuations based on our estimate of the most likely outcome of the claim at that time. In addition to these case reserves, we establish reserves on an aggregate basis that have been incurred but not reported, or IBNR. Our IBNR reserves are also intended to provide for aggregate changes in case incurred amounts as well as for recently reported claims which an initial case reserves have not been established. The third component of our reserves for loss and loss adjustment expenses is our AO reserve. Our AO reserve is established for those future claims administration costs that cannot be allocated directly to individual claims. The final component of our reserves for loss and loss adjustment expenses is the reserve for mandatory pooling arrangements.

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 24 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

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

Premiums Receivable.    Premiums receivable represents premium-related balances due from our policyholders based on annual premiums for policies written, including surcharges and deposits and it is adjusted for premium audits, endorsements, cancellations, cash transactions and charge offs. The balance is shown net of the allowance for doubtful accounts and it includes an estimate for EBUB. The EBUB estimate is subject to significant variability and can either increase or decrease premiums receivable and earned premiums based upon several factors, including changes in premium growth, industry mix and economic conditions.

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

Share-Based Compensation.    In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation-Stock Compensation, we are using the “modified prospective” method to record compensation costs for stock option awards over the applicable vesting periods.

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Income Statement Data
Gross premiums written	$256,454	$307,841	$327,761
Ceded premiums written	(20,158)	(19,650)	(20,215)

Net premiums written	$236,296	$288,191	$307,546

Net premiums earned	$250,896	$289,493	$306,906
Net investment income	28,014	30,998	30,208
Net realized gains (losses) on investments	2,033	(18,856)	147
Fee and other income	1,268	742	1,058

Total revenues	282,211	302,377	338,319

Loss and loss adjustment expenses incurred	163,316	176,389	198,531
Underwriting and certain other operating costs (1)	14,092	14,933	26,267
Commissions	18,418	20,592	20,352
Salaries and benefits	21,447	20,411	18,896
Interest expense	1,810	2,460	3,545
Policyholder dividends (2)	770	3,504	(367)

Total expenses	219,853	238,289	267,224

Income before taxes	62,358	64,088	71,095
Income tax expense	15,927	20,242	20,876

Net income	$46,431	$43,846	$50,219

Selected Insurance Ratios
Current accident year loss ratio (3)	73.8%	68.0%	67.8%
Prior accident year loss ratio (4)	(8.7)%	(7.1)%	(3.1)%

Net loss ratio	65.1%	60.9%	64.7%

Net underwriting expense ratio (5)	21.5%	19.3%	21.3%
Net dividend ratio (2) (6)	0.3%	1.2%	(0.1)%
Net combined ratio (7)	86.9%	81.4%	85.9%

	As of December 31,
	2009	2008	2007
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$63,188	$95,241	$47,329
Investments	737,297	704,732	711,745
Amounts recoverable from reinsurers	81,878	67,763	77,272
Premiums receivable, net	151,570	156,567	152,150
Deferred income taxes	28,489	33,580	26,418
Deferred policy acquisition costs	18,128	20,289	18,414
Deferred charges	3,030	3,381	3,553
Total assets	1,118,809	1,107,833	1,061,853
Reserves for loss and loss adjustment expenses	534,655	531,293	537,403
Unearned premiums	122,500	137,100	138,402
Insurance-related assessments	40,072	42,505	42,234
Debt	36,090	36,090	36,090
Redeemable preferred stock (8)	—	25,000	25,000
Shareholders’ equity	302,417	253,272	208,570

(1)	Includes policy acquisition expenses, and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.

(2)	In 2007, includes a net $1.3 million reduction of dividends accrued for policyholders in Florida. Florida law requires payment of dividends to Florida policyholders pursuant to a formula based on underwriting results from policies written in Florida in a consecutive three-year period.

(3)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.

(4)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.

(5)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.

(6)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.

(7)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.

(8)	Represents our Series C and Series D redeemable preferred stock. Effective as of December 31, 2009, we redeemed all outstanding shares of Series C and Series D redeemable preferred stock.

Overview of Operating Results

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Gross Premiums Written.    Gross premiums written for 2009 were $256.5 million, compared to $307.8 million for 2008, a decrease of 16.7%. The decrease was attributable to a $23.9 million decrease in annual premiums on voluntary policies written during the period, a $25.9 million decrease in premiums resulting from payroll audits and related premium adjustments, a $1.1 million decrease in direct assigned risk premiums and a $0.4 million decrease in premiums from mandatory pooling arrangements. The decrease from payroll audits and related premium adjustments includes a $7.2 million decrease in EBUB premium. In connection with decreasing payroll audit premiums, the EBUB premium estimate was updated to reflect future decreased premium from policy audits resulting from projected lower payrolls during the current economic downturn.

Net Premiums Written.    Net premiums written for 2009 were $236.3 million, compared to $288.2 million for 2008, a decrease of 18.0%. The decrease was primarily attributable to the decline in gross premiums written. As a percentage of gross premiums written, ceded premiums were 7.9% for 2009, compared to 6.4% for 2008.

Net Premiums Earned.    Net premiums earned for 2009 were $250.9 million, compared to $289.5 million for 2008, a decrease of 13.3%. The decrease was attributable to the decline in net premiums written offset by earnings from premiums written in the previous four quarters.

Net Investment Income.    Net investment income in 2009 was $28.0 million, compared to $31.0 million in 2008, a decrease of 9.6%. The change was attributable to a decrease in the tax-equivalent yield on our investment portfolio to 3.7% per annum for 2009 from 5.3% per annum for 2008. The pre-tax investment yield on our investment portfolio was 3.5% per annum for 2009, compared to 4.0% per annum for 2008. Average invested assets, including cash and cash equivalents, increased 4.3%, from a monthly average of $778.4 million for 2008 to a monthly average of $811.9 million for 2009.

Net Realized Gains (Losses) on Investments.    Net realized gains on investments in 2009 totaled $2.0 million, compared to net realized losses of $18.9 million in 2008. Net realized gains in 2009 primarily resulted from $1.7 million in gains from the sale of certain equities and $0.3 million in gains from the sale of one asset-backed security. Net realized losses in 2008 were attributable to $1.6 million in realized losses, primarily on the sale of equity securities, and $17.3 million in other-than-temporary impairments of certain equities and asset-backed securities.

Loss and Loss Adjustment Expenses Incurred.    Loss and LAE incurred totaled $163.3 million for 2009, compared to $176.4 million for 2008, a decrease of $13.1 million, or 7.4%. Loss and LAE incurred was composed of current accident losses and prior loss year losses. The current accident year loss ratio was 73.8% for 2009 compared to 68.0% for 2008. The higher current accident year loss ratio was primarily the result of a significant number of severe claims in 2009. However the higher current accident year loss ratio amounted to a decrease in losses incurred due to lower earned premiums. Prior accident years developed favorably both in 2009 and 2008, and there was $21.9 million of favorable development in 2009 compared to $20.4 million in 2008. This is further discussed below in “Prior Year Development.” Our net loss ratio was 65.1% for 2009, compared to 60.9% for 2008.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits.    Underwriting and certain other operating costs, commissions and salaries and benefits for 2009 were $54.0 million, compared to $55.9 million for 2008, a decrease of 3.5%. This decrease was primarily due to a $3.8 million decrease in insurance-related assessments, a $2.2 million decrease in commissions and a $1.1 million decrease in premium taxes. Offsetting these expense decreases, income from the commutation of certain reinsurance contracts decreased $3.7 million, salaries and benefits increased $1.0 million and legal expenses increased $0.6 million. Our underwriting expense ratio increased from 19.3% in 2008 to 21.5% in 2009.

Interest expense.    Interest expense for 2009 was $1.8 million, compared to $2.5 million for 2008. Weighted average borrowings for both periods were $36.1 million. The weighted average interest rate decreased to 4.9% per annum for 2009 from 7.2% per annum for 2008.

Income tax expense.    Income tax expense for 2009 was $15.9 million, compared to $20.2 million for 2008. The decrease was primarily attributable to a decrease in our effective tax rate to 25.5% for 2009, compared to 31.6% for 2008. The rate decrease included a $0.7 million expense reduction in 2009 for the change in valuation allowance for deferred tax assets related to unrealized losses on our investment portfolio. In 2008, the effective rate included a $3.0 million expense for deferred tax assets related to unrealized losses on our investment portfolio. In addition, pre-tax income decreased $1.7 million, from $64.1 million for 2008 to $62.4 million for 2009, lowering our income tax expense.

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

Net Investment Income.    Net investment income in 2008 was $31.0 million, compared to $30.2 million in 2007, an increase of 2.6%. The change was attributable to a 9.2% increase in our average invested assets, including cash and cash equivalents, from a monthly average of $712.5 million for 2007 to a monthly average of $778.4 million for 2008. Offsetting this growth was a decrease in pre-tax investment yield on our investment portfolio, to 4.0% per annum during 2008 from 4.2% per annum 2007.

Net Realized Gains (Losses) on Investments.    Net realized losses on investments in 2008 totaled $18.9 million, compared to gains of $0.1 million in 2007. Net realized losses in 2008 were attributable to $1.6 million in realized losses, primarily on the sale of equity securities, and $17.3 million in other-than-temporary impairments of certain equities and asset-backed securities. Other-than-temporary impairments are discussed below in “Investment Portfolio.” Net realized gains in 2007 were the result of sales of equity securities and calls on fixed maturity securities.

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

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits.    Underwriting and certain other operating costs, commissions and salaries and benefits for 2008 were $55.9 million, compared to $65.5 million for 2007, a decrease of 14.6%. This decrease was primarily due to $9.5 million of experience-rated commissions from our 2008 reinsurance agreement, covering the $4 million excess of $1 million reinsured layer. This $9.5 million is recorded as an offset to expenses. Additionally, we realized a $4.4 million decrease in insurance-related assessments. Offsetting these expense decreases, accounts receivable write-offs increased $2.2 million, salary and benefits increased $1.5 million and commissions increased $0.2 million. Our underwriting expense ratio declined from 21.3% in 2007 to 19.3% in 2008.

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

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short-and long-term basis. Cash payments, net of reinsurance, for claims were $163.8 million in 2009, $164.2 million in 2008 and $148.4 million in 2007. We fund claim payments out of cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio has increased from $582.9 million at December 31, 2005 to $800.5 million at December 31, 2009. We do not presently anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Accordingly, we classify our fixed maturity securities in the held-to-maturity category.

As discussed above under “—Overview,” we purchase reinsurance to protect us against severe claims and catastrophic events. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2010 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

Net cash provided by operating activities was $27.3 million in 2009, as compared to $64.9 million in 2008, and $100.4 million in 2007. Major components of cash provided by operating activities in 2009 were net premiums collected of $239.7 million, investment income collected of $32.1 million and amounts recovered from reinsurers of $5.4 million, offset by claim payments of $171.1 million, $59.1 million of operating expenditures, federal taxes paid of $18.8 million, and dividends to policyholders paid of $1.0 million. Major components of cash provided by operating activities in 2008 were net premiums collected of $282.3 million, investment income collected of $33.7 million and amounts recovered from reinsurers of $20.4 million, offset by claim payments of $183.4 million, $58.6 million of operating expenditures, federal taxes paid of $25.0 million, and dividends to policyholders paid of $4.5 million. Major components of cash provided by operating activities in 2007 were net premiums collected of $299.1 million, investment income collected of $31.9 million and amounts recovered from reinsurers of $33.7 million, offset by claim payments of $181.8 million, operating expenditures of $63.6 million and federal taxes paid of $19.6 million.

Net cash used in investing activities was $33.8 million in 2009, as compared to $17.3 million in 2008 and $80.8 million in 2007. In 2009, major components of net cash used in investing activities included investment purchases of $186.4 million and net purchases of furniture, fixtures and equipment of $1.0 million, offset by proceeds from sales and maturities of investments of $153.6 million. In 2008, major components of net cash used in investing activities included investment purchases of $147.3 million and net purchases of furniture, fixtures and equipment of $1.3 million, offset by proceeds from sales and maturities of investments of $131.4 million. In 2007, major components of net cash used in investing activities included investment purchases of $625.9 million and net purchases of furniture, fixtures and equipment of $1.5 million, offset by proceeds from sales and maturities of investments of $546.5 million.

Net cash used in financing activities was $25.5 million in 2009, as compared to net cash provided by financing activities of $0.3 million in 2008 and $1.0 million in 2007. Major components of cash used in financing activities in 2009 included $25.9 million for the redemption of all outstanding shares of Series C and D redeemable preferred stock and proceeds of $0.3 million from the exercise of stock options. Major components of cash provided by financing activities in 2008 included proceeds of $0.3 million from the exercise of stock options. Major components of cash provided by financing activities in 2007 included $0.8 million of proceeds from the exercise of stock options and $0.2 million of tax benefit from share-based compensation.

Interest on our outstanding subordinated notes accrues at a floating rate equal to the three-month LIBOR plus a marginal rate. Our $10.3 million of subordinated notes due 2034 have a marginal rate of 4.1%, and, as of December 31, 2009, had an effective rate of 4.4%. These notes were prepayable at par beginning in January 2009. Our $25.8 million issuance of subordinated notes due 2034 have a marginal rate of 3.8% and, as of December 31, 2009, had an effective rate of 4.1%. These notes were prepayable at par beginning in April 2009.

In March 2009, we commuted certain reinsurance agreements with Lincoln National Life Insurance Company (“Lincoln National”), Connecticut General Life Insurance Company (“Continental General”) and Phoenix Life Insurance Company (“Phoenix Life”) covering portions of the 1998 accident year. We received cash of $2.5 million in exchange for releasing Lincoln National, Connecticut General and Phoenix Life from their reinsurance obligations under the commuted agreements. As a result of the commutation, we recorded additional pre-tax income of approximately $344,000 in the first quarter of 2009. Lincoln National remains obligated to subsidiaries of the Company under other reinsurance agreements.

In 2008, we commuted certain reinsurance agreements which resulted in pre-tax income of approximately $2.2 million. In total, we received $17.6 million in cash from commutations in 2008. The majority of that cash has been invested in tax-exempt fixed maturity securities.

In 2007, we commuted certain reinsurance agreements which resulted in pre-tax income of approximately $3.7 million. In total, we received $26.5 million in cash from commutations in 2007. The majority of that cash was invested in fixed maturity securities.

In October 2007, we entered into an agreement providing for a line of credit in the maximum amount of $20.0 million. The agreement expires in October 2010. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue interest at rates based either on the prime rate or LIBOR. Letters of credit issued under the arrangement accrue fees on undrawn amounts as long as the letters are outstanding. We do not pay a facility fee on amounts available under the line of credit unless they are advanced and outstanding. The facility is unsecured. No borrowings and loans were outstanding under the line of credit at December 31, 2009.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including American Interstate, Silver Oak Casualty and American Interstate of Texas. AMERISAFE’s primary assets are the capital stock of these insurance subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. See “Business—Regulation—Dividend Limitations” in Item 1 of this report. Based on reported capital and surplus at December 31, 2009, American Interstate is permitted under Louisiana insurance law to pay dividends to AMERISAFE in 2010 in an amount up to $22.3 million without approval by the Louisiana Department of Insurance.

On February 23, 2010, our board of directors authorized the repurchase of up to $25 million of outstanding shares or our common stock. The purchases will be affected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that the purchases will be funded from available capital.

Investment Portfolio

The principal priorities of our investment portfolio are to preserve capital and surplus and to provide liquidity. The portfolio’s secondary priority is to provide maximized after-tax income. We presently expect to maintain sufficient liquidity from funds generated by operations to meet our anticipated insurance obligations and operating and capital expenditure needs. Excess funds from operations will be invested in accordance with our investment policy and statutory requirements. Because we have the positive intent and ability to hold our fixed maturity securities to maturity, we classify these securities as held-to-maturity.

We allocate our portfolio into three categories: cash and cash equivalents, fixed maturity securities and equity securities. Cash and cash equivalents include cash on deposit, pooled short-term money market funds and certificates of deposit. Our fixed maturity securities include obligations of the U.S. Treasury or U.S. agencies, obligations of states and their subdivisions, long-term certificates of deposit, U.S. Dollar-denominated obligations of the U.S. corporations, U.S. agency-based mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. Our equity securities principally consist of three value-based exchange traded funds.

Under Louisiana and Texas law, as applicable, each of American Interstate, Silver Oak Casualty and American Interstate of Texas is required to invest only in securities that are either interest-bearing or eligible for dividends, and must limit its investment in the securities of any single issuer to five percent of the insurance company’s assets. As of December 31, 2009, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security.

As of December 31, 2009, our investment portfolio, including cash and cash equivalents, totaled $800.5 million, an increase of 0.06% from December 31, 2008. Our fixed maturity securities are classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities. As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. Our equity securities are classified as available-for-sale and reported at fair value. At December 31, 2009, gross unrealized losses for our equity securities were $123,000. Gross unrealized losses for our equity securities were $571,000 at December 31, 2008.

On January 1, 2008, we adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 19 of the financial statements, our securities available-for-sale are classified using Level 1 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825, Financial Instruments, for any financial assets or financial liabilities in 2008 or 2009.

The composition of our investment portfolio, including cash and cash equivalents, as of December 31, 2009 is shown in the following table.

	Carrying Value	Percentage of Portfolio
	(In thousands)
Fixed maturity securities:
State and political subdivisions	$480,564	60.0%
U.S. agency-based mortgage-backed securities	80,260	10.0%
Commercial mortgage-backed securities	51,592	6.4%
U.S. Treasury securities and obligations of U.S. Government agencies	15,316	1.9%
Corporate bonds	30,857	3.9%
Asset-backed securities	7,079	0.9%
Long-term certificates of deposit	750	0.1%

Total fixed maturity securities	666,418	83.2%
Equity securities (1)	16,571	2.1%
Cash and cash equivalents	63,188	7.9%
Short-term investments	54,308	6.8%

Total investments, including cash and cash equivalents	$800,485	100.0%

(1)	Equity securities represented 5.5% of shareholders’ equity as of December 31, 2009.

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

The following table summarizes, as of December 31, 2009, the fair value of, and the amount of unrealized losses on, our investment securities, segregated by the time period each security has been in a continuous unrealized loss position:

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Fixed maturity securities:
States and political subdivisions	$35,367	$563	$25,527	$1,330	$60,894	$1,893
U.S. agency-based mortgage-backed securities	6,838	57	—	—	6,838	57
Commercial mortgage-backed securities	—	—	47,046	4,545	47,046	4,545
U.S. Treasury securities and obligations of U.S. Government agencies	2,571	5	—	—	2,571	5
Corporate bonds	4,981	41	1,473	27	6,454	68
Asset-backed securities	—	—	5,281	1,799	5,281	1,799

Total fixed maturity securities	49,757	666	79,327	7,701	129,084	8,367

Equity securities	1,910	123	—	—	1,910	123

Total	$51,667	$789	$79,327	$7,701	$130,994	$8,490

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

There were no impairment charges recorded in 2009. In order to recapture realized capital gains for income tax purposes, we sold certain equity securities and one fixed-maturity security which was classified as held-to-maturity. These particular securities had been impaired in 2008. The held-to-maturity security was eligible for sale because the security had been downgraded below investment grade. With limited securities classified as available-for-sale, the sale of this fixed-maturity security was needed to maximize our carryback potential. The realized gain of $1.9 million on the sale of these previously impaired securities is included in “Net realized gains (losses) on investments” for 2009.

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

The pre-tax investment yield on our investment portfolio was 3.5% per annum during the twelve months ended December 31, 2009, compared to 4.0% per annum during the same period in 2008.

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $21.9 million in 2009 and $20.4 million in 2008. The table below sets forth the favorable or unfavorable development for accident years 2004 through 2008 and, collectively, all accident years prior to 2004.

	Favorable/(Unfavorable) Development for Year Ended December 31,
Accident Year	2009	2008
	(in millions)
2008	$(3.4)	$—
2007	12.4	(10.0)
2006	5.8	16.1
2005	0.9	8.6
2004	1.7	0.9
Prior to 2004	4.5	4.8

Total net development	$21.9	$20.4

The table below sets forth the number of open claims as of December 31, 2009, 2008 and 2007, and the numbers of claims reported and closed during the years then ended.

	Twelve Months Ended December 31,
	2009	2008	2007
Open claims at beginning of period	4,793	5,300	5,694
Claims reported	5,275	6,324	6,899
Claims closed	(5,557)	(6,831)	(7,293)

Open claims at end of period	4,511	4,793	5,300

Beginning in late 2006, we increased our efforts to close prior year claims in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents estimated ultimate cost to settle the claim, undiscounted). As a result of these efforts, our claims closure rate accelerated in 2008, which in turn contributed to favorable prior accident year development recorded in 2008. The claims closure rate declined in 2009. While we intend to continue to seek to settle claims on a more accelerated basis, we do not presently anticipate that the claims closure rate will increase as the number of existing, prior year open claims decreases, on a percentage basis, compared to the total number of open claims.

At December 31, 2009, our case incurred amounts for certain accident years, particularly 2004, 2006 and 2007, have not developed to the degree management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our 24 years of historical claims data. However, as of December 31, 2009, actual results for these three accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results for the 2004, 2006 and 2007 accident years. However, if actual results for current and future accident years are consistent with, or better than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

Contractual Obligations and Commitments

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2009, the present value of these annuities was $89.4 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 17 to our consolidated financial statements in Item 8 of this report.

We lease equipment and office space under noncancelable operating leases. Future minimum lease payments at December 31, 2009, were as follows:

Year	Future Minimum Lease Payments
(In thousands)
2010	$467
2011	182
2012	93
2013	47
2014	7

$796

Rental expense was $856,000 in 2009, $804,000 in 2008 and $921,000 in 2007.

The table below provides information with respect to our long-term debt and contractual commitments as of December 31, 2009.

Contractual Obligations		Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In thousands)
Subordinated notes (1)	$36,090	$—	$—	$—	$36,090
Loss and loss adjustment expenses (2)	534,657	187,858	192,862	82,064	71,873
Loss-based insurance assessments (3)	11,542	4,055	4,163	1,772	1,552
Capital lease obligations	105	63	42	—	—
Operating lease obligations	796	467	322	7	—
Purchase obligations	5,601	3,907	1,694	—	—

Total	$588,791	$196,350	$199,083	$83,843	$109,515

(1)	Amounts do not include interest payments associated with these obligations. Interest rates on our subordinated notes are variable and may change on a quarterly basis. See “—Liquidity and Capital Resources” above for further discussion of our subordinated notes.

(2)	The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2009 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense process, see “Business—Loss Reserves” in Item 1 of this report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the amounts shown in the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors— Risks Related to Our Business—Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Item 1A of this report for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.

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

We address the credit risk related to the issuers of our fixed maturity securities by investing in fixed maturity securities that are rated as investment grade by one or more of Moody’s, Standard & Poor’s or Fitch. We also independently monitor the financial condition of all issuers of our fixed maturity securities. To limit our risk exposure, we employ diversification policies that limit our credit exposure to any single issuer or business sector.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. As of December 31, 2009, we had fixed maturity securities with a fair value of $678.9 million and a carrying value of $666.4 million. These securities are all subject to interest rate risk, but because we classify all of our fixed maturity securities as held-to-maturity, changes in fair values have no effect on the carrying value of our portfolio. We manage our exposure to interest rate risk with respect to these securities by investing in investment-grade securities with moderate effective duration.

We are also subject to interest rate risk on our subordinated debt securities, which have quarterly adjustable interest rates based on LIBOR plus a fixed margin. As such, fluctuations in interest rates have a direct effect on interest expense associated with our subordinated debt securities.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2009 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. We show no changes to carrying values and shareholders’ equity because we classify all of our fixed maturity securities as held-to-maturity.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$617,303	$(61,602)	$666,418	$—	—
100 basis point increase	648,317	(30,589)	666,418	—	—
No change	678,905	—	666,418	—	—
100 basis point decrease	709,441	30,535	666,418	—	—
200 basis point decrease	739,302	60,397	666,418	—	—

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and shareholders’ equity. In order to minimize our exposure to equity price risk, we invest primarily in exchange traded funds representing broad, diversified portfolios. In addition, we limit the percentage of equity securities held in our investment portfolio to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity. As of December 31, 2009, the equity securities in our investment portfolio had a fair value of $16.6 million, representing 5.5% of shareholders’ equity on that date. See “Business—Investments” in Item 1 of this report.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors

AMERISAFE, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also include the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERISAFE, Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMERISAFE, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 9, 2010

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2009	2008
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $678,905 and $664,084 in 2009 and 2008, respectively)	$666,418	$680,276
Equity securities—available-for-sale, at fair value (cost $14,424 and $25,002 in 2009 and 2008, respectively)	16,571	24,431
Short-term investments	54,308	25

Total investments	737,297	704,732
Cash and cash equivalents	63,188	95,241
Amounts recoverable from reinsurers	81,878	67,763
Premiums receivable, net	151,570	156,567
Deferred income taxes	28,489	33,580
Accrued interest receivable	7,165	7,247
Property and equipment, net	5,369	5,542
Deferred policy acquisition costs	18,128	20,289
Deferred charges	3,030	3,381
Federal income tax recoverable	7,215	—
Other assets	15,480	13,491

	$1,118,809	$1,107,833

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$534,655	$531,293
Unearned premiums	122,500	137,100
Amounts held for others	14,915	8,450
Policyholder deposits	40,857	42,368
Insurance-related assessments	40,072	42,505
Federal income tax payable	—	1,221
Accounts payable and other liabilities	24,324	28,984
Payable for investments purchased	2,979	1,550
Subordinated debt securities	36,090	36,090

	816,392	829,561
Redeemable preferred stock:
Series A nonconvertible—$0.01 par value, $100 per share redemption value:
Authorized shares—1,500,000; issued and outstanding shares—none in 2009 and 2008	—	—
Series C convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—300,000; issued and outstanding shares—none in 2009 and 50,000 in 2008	—	5,000
Series D convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—200,000; issued and outstanding shares—none in 2009 and 200,000 in 2008	—	20,000

	—	25,000
Shareholders’ equity:
Preferred stock: Series E nonconvertible—$0.01 par value, $100 per share redemption value:
Authorized—500,000; issued and outstanding shares—none in 2009 and in 2008	—	—
Common stock:
Voting—$0.01 par value authorized shares—50,000,000; issued and outstanding shares—18,895,246 in 2009 and 18,856,602 in 2008	189	188
Additional paid-in capital	176,868	175,163
Accumulated earnings	122,632	77,076
Accumulated other comprehensive income	2,728	845

	302,417	253,272

	$1,118,809	$1,107,833

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	Year Ended December 31,
	2009	2008	2007
Revenues
Premiums earned	$250,896	$289,493	$306,906
Net investment income	28,014	30,998	30,208
Net realized gains (losses) on investments	2,033	(18,856)	147
Fee and other income	1,268	742	1,058

Total revenues	282,211	302,377	338,319

Expenses
Loss and loss adjustment expenses incurred	163,316	176,389	198,531
Underwriting and certain other operating costs	14,092	14,933	26,267
Commissions	18,418	20,592	20,352
Salaries and benefits	21,447	20,411	18,896
Interest expense	1,810	2,460	3,545
Policyholder dividends	770	3,504	(367)

Total expenses	219,853	238,289	267,224

Income before income taxes	62,358	64,088	71,095
Income tax expense	15,927	20,242	20,876

Net income	46,431	43,846	50,219
Redemption premium	(875)	—	—

Net income available to common shareholders	$45,556	$43,846	$50,219

Earnings per share
Basic	$2.27	$2.19	$2.52

Diluted	$2.22	$2.15	$2.47

Shares used in computing earnings per share
Basic	18,860,197	18,814,508	18,767,210

Diluted	19,268,295	19,141,688	19,079,380

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at January 1, 2007	18,705,098	187	171,557	(16,988)	4,028	158,784
Comprehensive income:
Net income	—	—	—	50,219	—	50,219
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	(2,465)	(2,465)
Comprehensive income	—	—	—	—	—	47,754
Common stock issued upon exercise of options	90,049	1	810	—	—	811
Restricted common stock issued	17,893	—	269	—	—	269
Share-based compensation	—	—	774	—	—	774
Tax benefit of share-based compensation	—	—	179	—	—	179

Balance at December 31, 2007	18,813,040	188	173,589	33,230	1,563	208,570
Comprehensive income:
Net income	—	—	—	43,846	—	43,846
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	(718)	(718)
Comprehensive income	—	—	—	—	—	43,128
Common stock issued upon exercise of options	27,896	—	251	—	—	251
Restricted common stock issued	15,666	—	269	—	—	269
Share-based compensation	—	—	1,015	—	—	1,015
Tax benefit of share-based compensation	—	—	39	—	—	39

Balance at December 31, 2008	18,856,602	$188	$175,163	$77,076	$845	$253,272
Comprehensive income:
Net income	—	—	—	46,431	—	46,431
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	1,131	1,131
Change in deferred tax valuation allowance	—	—	—	—	752	752
Comprehensive income	—	—	—	—	—	48,314
Common stock issued upon exercise of options	32,800	1	295	—	—	296
Restricted common stock issued	5,844	—	131	—	—	131
Share-based compensation	—	—	1,233	—	—	1,233
Tax benefit of share-based compensation	—	—	46	—	—	46
Redemption of Series C preferred stock	—	—	—	(175)	—	(175)
Redemption of Series D preferred stock	—	—	—	(700)	—	(700)

Balance at December 31, 2009	18,895,246	$189	$176,868	$122,632	$2,728	$302,417

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net income	$46,431	$43,846	$50,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,164	1,188	1,729
Net amortization/accretion of investments	4,013	3,018	2,778
Deferred income taxes	5,233	(6,775)	4,376
Net realized (gains) losses on investments	(2,033)	18,856	(147)
Loss on sale of asset	24	13	1
Share-based compensation	1,364	1,285	1,043
Changes in operating assets and liabilities:
Premiums receivable	4,997	(4,418)	(7,766)
Accrued interest receivable	82	(168)	(1,158)
Deferred policy acquisition costs and deferred charges	2,512	(1,703)	67
Other assets	(9,791)	(1,005)	(1,275)
Reserve for loss and loss adjustment expenses	3,362	(6,110)	18,225
Unearned premiums	(14,600)	(1,302)	641
Reinsurance balances	(14,116)	8,788	31,985
Amounts held for others and policyholder deposits	4,954	6,329	3,225
Accounts payable and other liabilities	(6,298)	3,081	(3,512)

Net cash provided by operating activities	27,298	64,923	100,431

Investing activities
Purchases of investments held-to-maturity	(105,928)	(142,146)	(127,156)
Purchases of investments available-for-sale	—	(5,158)	(498,766)
Purchases of short-term investments	(80,478)	—	—
Proceeds from sale of investments held-to-maturity	1,240	—	—
Proceeds from maturities of investments held-to-maturity	114,099	94,153	61,898
Proceeds from sales and maturities of investments available-for-sale	12,229	37,211	484,635
Proceeds from sales and maturities of short-term investments	26,035	—	—
Purchases of property and equipment	(1,017)	(1,336)	(1,451)
Proceeds from sales of property and equipment	3	—	1

Net cash used in investing activities	(33,817)	(17,276)	(80,839)

Financing activities
Proceeds from stock option exercise	295	251	810
Tax benefit from share-based payments	46	39	179
Redemption of Series C preferred stock	(5,175)	—	—
Redemption of Series D preferred stock	(20,700)	—	—

Net cash (used in) provided by financing activities	(25,534)	290	989

Change in cash and cash equivalents	(32,053)	47,937	20,581
Cash and cash equivalents at beginning of year	95,241	47,304	26,748

Cash and cash equivalents at end of year	$63,188	$95,241	$47,329

Supplemental disclosure of cash flow information
Interest paid	$1,931	$2,697	$3,403

Income taxes paid	$18,817	$25,022	$19,629

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

The Company provides workers’ compensation and general liability insurance for companies primarily in special trade groups, including construction, trucking and agriculture. Assets and revenues of AIIC represent approximately 99% of comparable consolidated amounts of the Company for each of 2009, 2008 and 2007.

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

Investments

The Company has the ability and positive intent to hold certain investments until maturity. Therefore, investments in held-to-maturity fixed maturity securities are recorded at amortized cost. Equity securities are recorded at fair value. Temporary changes in the fair value of the equity securities are reported in shareholders’ equity as a component of other comprehensive income, net of deferred income taxes.

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

December 31, 2009

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

Cash and Cash Equivalents

Cash equivalents include commercial paper, pooled short-term money market funds, municipal securities with an original maturity of three months or less and certificates of deposit with an original maturity of three months or less.

Short-Term Investments

Short-term investments include municipal securities, mortgage-backed securities and certificates of deposit with an original maturity greater than three months but less than one year.

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

Deferred Policy Acquisition Costs

The direct costs of acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2009, 2008 or 2007.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

Experience-rated commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. These commission revenues on reinsurance contracts are recognized during the related reinsurance treaty period and are based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations. Experience-rated commissions reduced underwriting and other operating costs by $9.9 million in 2009, $13.6 million in 2008 and $3.8 million in 2007.

Fee and Other Income

The Company recognizes income related to commissions earned by AGAI as the related services are performed.

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and other operating costs in the consolidated statements of income. Total advertising expenses incurred were $444,000 in 2009, $469,000 in 2008 and $493,000 in 2007.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

Stock-Based Compensation

The Company recognizes the impact of its share-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation. All share-based grants are recognized as compensation expense over the vesting period.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB ASC Topic 320, “Investments-Debt and Equity Securities,” to address concerns regarding recognition and presentation of other-than-temporary impairments. For debt securities, the amount of other-than-temporary impairment related to a credit loss or impairments on securities are recognized in earnings and reflected as a reduction in the cost basis of the security. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded as a component of shareholders’ equity in other comprehensive income or loss with no change to the cost basis of the security. For equity securities, the amount of the other-than-temporary impairment due to the extent and duration that fair values are below cost is recognized in earnings and reflected as a reduction in the cost basis of the security. ASC Topic 320 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC Topic 320 did not have a material effect on the Company’s financial position or results of operations.

In May 2009, the FASB issued FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC Topic 855 did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standards documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current annual reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of the Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

2.	Investments

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at December 31, 2009 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$15,316	$698	$(5)	$16,009
States and political subdivisions	480,564	15,495	(1,893)	494,166
U.S. agency-based mortgage-backed securities	80,260	3,462	(56)	83,666
Commercial mortgage-backed securities	51,592	—	(4,546)	47,046
Asset-backed securities	7,079	—	(1,798)	5,281
Long-term certificates of deposit	750	—	—	750
Corporate bonds	30,857	1,199	(69)	31,987

Totals	$666,418	$20,854	$(8,367)	$678,905

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at December 31, 2009 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Equity securities	$14,424	$2,270	$(123)	$16,571

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at December 31, 2008 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Equity securities	$25,002	$—	$(571)	$24,431

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at December 31, 2009, by contractual maturity, is as follows:

	Cost or Amortized Cost	Fair Value
	(In thousands)
Maturity:
Due in 2010	$29,114	$29,433
In 2011 through 2014	221,867	228,515
In 2015 through 2019	130,459	135,712
After 2019	146,047	149,252
Mortgage-backed and asset-backed securities	138,931	135,993

Totals	$666,418	$678,905

At December 31, 2009, there were $25,000 of cash and short-term investments and $18,528,334 of held-to-maturity investments on deposit with regulatory agencies of states in which the Company does business.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2009, 2008 and 2007 is as follows:

	Fixed Maturity Securities Available for Sale	Equity Securities		Other	Total
	(In thousands)
Year ended December 31, 2009
Proceeds from sales	$—		$12,229	$—	$12,229

Gross realized investment gains	$—		$1,650	$—	$1,650
Gross realized investment (losses)	—		—	—	—

Net realized investment gain	—		1,650	—	1,650
Impairments	—		—	—	—
Other, including gains on calls and redemptions	—		—	383	383

Net realized investment gains	$—		$1,650	$383	$2,033

Year ended December 31, 2008
Proceeds from sales	$32,425		$4,786	$—	$37,211

Gross realized investment gains	$—		$468	$—	$468
Gross realized investment (losses)	—		(2,086)	—	(2,086)

Net realized investment (losses)	—		(1,618)	—	(1,618)
Impairments	—		(14,133)	(3,156)	(17,289)
Other, including gains on calls and redemptions	—		—	51	51

Net realized investment (losses)	$—		$(15,751)	$(3,105)	$(18,856)

Year ended December 31, 2007
Proceeds from sales	$484,635		$—	$—	$484,635

Gross realized investment gains	$17	$		$—	$17
Gross realized investment (losses)	(6)		—	—	(6)

Net realized investment gain	11		—	—	11
Other, including gains on calls and redemptions	—		—	136	136

Net realized investment gains	$11		$—	$136	$147

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Gross investment income:
Fixed maturity securities	$28,163	$28,879	$27,441
Equity securities	477	931	874
Short-term investments and cash and cash equivalents	711	2,351	3,056

Total gross investment income	29,351	32,161	31,371
Investment expenses	(1,337)	(1,163)	(1,163)

Net investment income	$28,014	$30,998	$30,208

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The following table summarizes the gross unrealized losses on securities that were at a loss for either less than twelve months or twelve months or longer:

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2009:
Fixed maturity securities	$49,757	$(666)	$79,327	$(7,701)
Equity securities	1,910	(123)	—	—
December 31, 2008:
Fixed maturity securities	$170,315	$(5,176)	$103,550	$(20,173)
Equity securities	1,948	(85)	21,394	(486)

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

The Company reviewed all securities with unrealized losses in accordance with the impairment policy described above. The Company determined that the unrealized losses in the fixed maturity securities portfolio related primarily to changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market liquidity and prices generally, and the transfer of the investments from the available-for-sale classification to the held-to-maturity classification in January 2004. The Company expects to recover the carrying value of these securities since management does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the security before the recovery of its amortized cost basis. In addition, none of the unrealized losses on debt securities are considered credit losses.

There were no impairment charges recorded by the Company in 2009. In order to recapture realized capital gains for income tax purposes, the Company sold certain equity securities and one fixed-maturity security which was classified as held-to-maturity. These particular securities had been impaired in 2008. The held-to-maturity security was eligible for sale because the security had been downgraded below investment grade. With limited

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

securities classified as available-for-sale, the sale of this fixed-maturity security was needed to maximize carryback potential. A realized gain of $1.9 million was recorded on the sale of these previously impaired securities.

3.	Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for doubtful accounts. The components of premiums receivable are shown below:

	December 31,
	2009	2008
	(In thousands)
Premiums receivable	$156,487	$159,795
Allowance for doubtful accounts	(4,917)	(3,228)

Premiums receivable, net	$151,570	$156,567

The following summarizes the activity in the allowance for doubtful accounts:

	December 31,
	2009	2008	2007
	(In thousands)
Balance, beginning of year	$3,228	$2,552	$2,510
Provision for bad debts	2,996	3,340	1,605
Write-offs	(1,307)	(2,664)	(1,563)

Balance, end of year	$4,917	$3,228	$2,552

In 2006, the Company recorded an estimate for EBUB premium of $5.3 million, or 1.6% of gross premiums written in 2006. At December 31, 2007, the Company’s revised estimate for EBUB premium was $9.0 million, an increase of $3.7 million or 1.1% of gross premiums written in 2007. At December 31, 2008, the Company’s revised estimate for EBUB premium was $10.2 million, an increase of $1.2 million or 0.4% of gross premiums written in 2008. At December 31, 2009, the Company’s revised estimate for EBUB premium was $4.2 million, a decrease of $6.0 million or 2.3% of gross premiums written in 2009.

4.	Deferred Policy Acquisition Costs

The Company incurs certain costs related to acquiring policies. These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2009	2008
	(In thousands)
Agents’ commissions	$11,898	$13,487
Premium taxes	2,899	3,404
Deferred underwriting expenses	3,331	3,398

Total deferred policy acquisition costs	$18,128	$20,289

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance, beginning of year	$20,289	$18,414	$18,486
Policy acquisition costs deferred	34,967	42,647	40,918
Amortization expense during the year	(37,128)	(40,773)	(40,990)

Balance, end of year	$18,128	$20,289	$18,414

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2009	2008
	(In thousands)
Land and office building	$4,751	$4,580
Furniture and equipment	6,277	6,067
Software	8,023	7,665
Automobiles	93	93

	19,144	18,405
Accumulated depreciation	(13,775)	(12,863)

Real estate, furniture and equipment, net	$5,369	$5,542

Furniture and equipment included property held under capital leases of $86,000 and $156,000 at December 31, 2009 and 2008, respectively, and software included property held under capital leases of $103,000 and $191,000 at December 31, 2009 and 2008, respectively. Accumulated depreciation includes $73,000 and $168,000, respectively, that is related to these properties. The capital lease obligations related to these properties are included in accounts payable and other liabilities.

Future minimum lease payments related to the capital lease obligations are detailed below (in thousands):

2010	$63
2011	42
Less amount representing interest	(2)

Present value of net minimum lease payments	$103

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

6.	Reinsurance

The Company cedes certain premiums and losses to various reinsurers under quota share and excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2009, 2008 and 2007 was as follows:

	2009 Premiums		2008 Premiums		2007 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(In thousands)
Gross	$256,454	$271,054	$307,841	$309,143	$327,761	$327,121
Ceded	(20,158)	(20,158)	(19,650)	(19,650)	(20,215)	(20,215)

Net premiums	$236,296	$250,896	$288,191	$289,493	$307,546	$306,906

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2009	2008
	(In thousands)
Unpaid losses recoverable:
Case basis	$39,023	$43,439
Incurred but not reported	21,412	13,157
Paid losses recoverable	2,095	1,332
Experience-rated commissions recoverable	19,348	9,835

Total	$81,878	$67,763

Amounts recoverable from reinsurers consists of ceded case reserves, ceded incurred but not reported (“IBNR”) reserves, paid losses recoverable and experience-rated commissions recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2009, paid losses recoverable of $63,000 were past due. Experience-rated commissions recoverable represents earned commission from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers.

The Company received reinsurance recoveries of $6,376,000 in 2009, $19,852,000 in 2008 and $33,745,000 in 2007.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

At December 31, 2009, unsecured reinsurance recoverables from reinsurers that exceeded 1.5% of statutory surplus of the Company’s insurance subsidiary are shown below (in thousands). The A.M. Best Company rating for the reinsurer is shown parenthetically.

Odyssey America Reinsurance Corporation (A)	$15,128
Hannover Reinsurance (Ireland) Limited (A)	15,042
Aspen Insurance Limited (A)	9,460
Minnesota Workers’ Compensation Reinsurance Association (NR)	7,556
Clearwater Insurance Company (A–)	7,209
St. Paul Fire & Marine Insurance Company (A+)	6,946
Finial Reinsurance Company (A–)	5,927
SCOR Reinsurance Company (A–)	5,451
Clearwater Select Insurance Company (A)	1,319
American National Insurance Company (A)	1,286
Other reinsurers	6,554

Total reinsurance recoverables	81,878
Letters of credit and funds held	28,908

Total unsecured reinsurance recoverables	$52,970

7.	Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(In thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$19,702	$23,257
Unearned premiums	10,788	11,979
Accrued expenses and other	3,155	2,192
Accrued policyholder dividends	1,561	1,647
Capital loss carryforward on impaired securities	2,417	5,997
Accrued insurance-related assessments	4,040	4,850

Total deferred tax assets	41,663	49,922
Less valuation allowance	(1,559)	(3,011)

Net deferred income tax assets	40,104	46,911

Deferred income tax liabilities:
Deferred policy acquisition costs	(7,659)	(8,521)
Deferred charges	(924)	(1,039)
Unrealized gain on securities available-for-sale	(1,064)	(455)
Property and equipment and other	(184)	(253)
Salvage and subrogation	(1,784)	(3,063)

Total deferred income tax liabilities	(11,615)	(13,331)

Net deferred income taxes	$28,489	$33,580

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Current:
Federal	$10,226	$26,292	$16,168
State	468	725	332

	10,694	27,017	16,500
Deferred:
Federal	5,233	(6,775)	4,376

Total	$15,927	$20,242	$20,876

In 2009, the Company recorded a reduction of $1.5 million in the valuation allowance of $3.0 million established in 2008 for unrealized losses resulting from other-than-temporary impairments.

Income tax expense (benefit) from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Income tax computed at federal statutory tax rate	$21,825	$22,431	$24,883
Tax-exempt interest, net	(5,503)	(5,175)	(4,245)
State income tax	468	725	332
Dividends received deduction	(83)	(197)	(142)
Valuation allowance	(701)	3,011	—
Other	(79)	(553)	48

	$15,927	$20,242	$20,876

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no such uncertain positions as of December 31, 2009 and 2008.

Tax years 2005 through 2009 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

8.	Line of Credit

In October 2007, the Company entered into an agreement providing for a line of credit in the maximum amount of $20 million. The agreement expires in October 2010. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue interest at rates based either on the prime rate or LIBOR. Letters of credit issued under the arrangement accrue fees on undrawn amounts as long as the letters are outstanding. The Company does not pay a facility fee on amounts available under the line of credit unless they are advanced and outstanding. The facility is unsecured. No borrowings or letters of credit were outstanding under the line of credit arrangement at December 31, 2009 or 2008.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

9.	Subordinated Debt Securities

On December 16, 2003, the Company entered into a trust preferred securities transaction pursuant to which it issued $10,310,000 aggregate principal amount of subordinated debt securities due in 2034. To effect the transaction, the Company formed a Delaware statutory trust, Amerisafe Capital Trust I (“ACT I”). ACT I issued $10,000,000 of preferred securities to investors and $310,000 of common securities to the Company. ACT I used the proceeds from these issuances to purchase the subordinated debt securities. The Company pays interest on its ACT I subordinated debt securities quarterly at a rate equal to LIBOR plus 4.10% per annum (4.4% at December 31, 2009). ACT I pays interest on its preferred securities at the same rate. The Company subordinated debt securities and ACT I preferred securities were repayable on or after January 8, 2009. Payments of principal, interest and premium, if any, on the ACT I preferred securities are guaranteed by the Company.

On April 29, 2004, the Company entered into a second trust preferred securities transaction pursuant to which it issued $25,780,000 aggregate principal amount of subordinated debt securities due in 2034. To effect the transaction, the Company formed a Delaware statutory trust, Amerisafe Capital Trust II (“ACT II”). ACT II issued $25,000,000 of preferred securities to investors and $780,000 of common securities to the Company. ACT II used the proceeds from these issuances to purchase the subordinated debt securities. The Company pays interest on its ACT II subordinated debt securities quarterly at a rate equal to LIBOR plus 3.80% per annum (4.1% at December 31, 2009). ACT II pays interest on its preferred securities at the same rate. The Company subordinated debt securities and ACT II preferred securities are repayable on or after April 29, 2009. Payments of principal, interest and premium, if any, on the ACT II preferred securities are guaranteed by the Company.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

10.	Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Reserves for loss and loss adjustment expenses (“LAE”)	$531,293	$537,403	$519,178
Less amounts recoverable from reinsurers on unpaid loss and LAE	56,596	74,925	106,810

Reserves for loss and LAE, net of related amounts recoverable from reinsurers, at beginning of year	474,697	462,478	412,368
Add:
Provision for loss and LAE for claims occurring in the current year, net of reinsurance	185,201	196,776	208,021
Change in estimated loss and LAE for claims occurring in prior years, net of reinsurance	(21,885)	(20,387)	(9,490)

Incurred losses during the current year, net of reinsurance	163,316	176,389	198,531
Less loss and LAE payments for claims, net of reinsurance, occurring during:
Current year	42,174	47,539	43,012
Prior years	121,619	116,631	105,409

	163,793	164,170	148,421

Reserves for loss and LAE, net of related amounts recoverable from reinsurers, at end of year	474,220	474,697	462,478
Add amounts recoverable from reinsurers on unpaid loss and LAE	60,435	56,596	74,925

Reserves for loss and LAE	$534,655	$531,293	$537,403

The Company’s reserves for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, at December 31, 2008 were decreased in 2009 by $21.9 million. Reserves at December 31, 2007 were decreased in 2008 by $20.4 million, and at December 31, 2006 reserves were decreased in 2007 by $9.5 million. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and then reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.

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

December 31, 2009

11.	Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholder’s capital and surplus at December 31, 2009, 2008 and 2007 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2009, were as follows (in thousands):

	2009	2008	2007
	(unaudited)
Capital and surplus	$323,477	$276,338	$241,022
Net income	55,159	36,975	54,620
Realized investment gains (losses)	2,008	(18,856)	147

Property and casualty insurance companies are subject to certain risk-based capital (“RBC”) requirements specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2009, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirement.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the lesser of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Louisiana Commissioner of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. AIIC paid $10.0 million in dividends to the Company in 2009, $10.0 million in 2008 and $9.0 million in 2007. Based upon the above described calculation, AIIC could pay to the Company dividends of up to $22.3 million in 2009 without seeking regulatory approval.

12.	Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. At December 31, 2009, there were 18,895,246 shares of common stock issued and outstanding.

Non-Voting Common Stock

The Company is authorized to issue 5,000,000 shares of convertible non-voting common stock, par value $0.01 per share. There were no shares of non-voting common stock outstanding at December 31, 2009 and 2008 or issued during the three-year period ended December 31, 2009.

Series A Preferred Stock

The Company is authorized to issue 1,500,000 shares of Series A preferred stock, par value $0.01 per share, of which 862,924 shares have been canceled and retired and cannot be reissued. No shares of Series A preferred stock were outstanding at December 31, 2009 and 2008.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Series B Preferred Stock

The Company is authorized to issue 1,500,000 shares of Series B preferred stock, par value $0.01 per share. There were no shares of Series B preferred stock outstanding at December 31, 2009 and 2008 or issued during the three-year period ended December 31, 2009.

Series C and Series D Convertible Preferred Stock

The Company is authorized to issue 500,000 shares of convertible preferred stock, par value $0.01 per share, of which 300,000 shares are designated as Series C convertible deferred pay preferred stock and 200,000 shares are designated as Series D non-voting convertible deferred pay preferred stock (collectively, the “Convertible Preferred Stock”). In November, 2006, 250,000 shares of Series C preferred stock were converted into shares of common stock by the holders in connection with a secondary public offering of the Company’s common stock. Effective as of December 31, 2009, all then-outstanding Series C and Series D shares have been canceled and cannot be reissued.

Series E Preferred Stock

The Company is authorized to issue 500,000 shares of Series E preferred stock, par value $0.01 per share, of which 317,744 shares have been redeemed by the Company. Theses shares have been canceled and retired and cannot be reissued.

Junior Preferred Stock

The Company’s board has the authority, without further action by the shareholders, to issue up to 10,000,000 shares of junior preferred stock, par value $0.01 per share, in one or more series. In addition, the board may fix the rights, preferences and privileges of any series of junior preferred stock it may determine to issue. There were no shares of junior preferred stock outstanding at December 31, 2009 and 2008 or issued during the three-year period ended December 31, 2009.

Liquidation Provisions

In the event of any liquidation or dissolution of the Company, assets will be distributed first to holders of common stock and non-voting common stock, subject to any other preferential amounts payable to holders of any then-outstanding series of junior preferred stock.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

As of December 31, 2009, the Company had made awards of stock options under the 2005 Incentive Plan on September 1, 2006, September 25, 2006, March 2, 2007, January 24, 2008, November 10, 2008, August 7, 2009 and November 19, 2009. At December 31, 2009, 198,009 shares of common stock were available for future awards under the 2005 Incentive Plan.

The assumptions used in the Black-Scholes-Merton pricing model for options granted under the 2005 Incentive Plan in each of the last three years were as follows:

	2009	2008	2007
Expected Volatility	35.5% – 35.6%	23.5% – 29.0%	27.1%
Weighted-Average Risk-Free Interest Rate	3.5% – 4.5%	3.1% – 3.2%	4.5%
Weighted-Average Expected Life	6.5 years	6.5 years	6.5 years
Expected Dividend Yield	0.0%	0.0%	0.0%

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The following table summarizes information about the stock options outstanding under the 2005 Incentive Plan at December 31, 2007, 2008 and 2009:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2007	1,392,000	9.10	8.9
Granted	50,000	17.65	—
Exercised	(90,049)	9.00	—
Canceled, forfeited, or expired	—	—	—

Outstanding at December 31, 2007	1,351,951	9.43	9.0

Exercisable at December 31, 2007	446,751	9.00	8.9

Outstanding at January 1, 2008	1,351,951	9.43	9.0
Granted	95,000	15.23	—
Exercised	(27,896)	9.00	—
Canceled, forfeited, or expired	—	—	—

Outstanding at December 31, 2008	1,419,055	9.82	8.2

Exercisable at December 31, 2008	707,255	9.20	7.9

Outstanding at January 1, 2009	1,419,055	9.82	8.2
Granted	94,000	17.42	—
Exercised	(32,800)	9.00	—
Canceled, forfeited, or expired	(11,400)	—	—

Outstanding at December 31, 2009	1,468,855	10.34	7.4

Exercisable at December 31, 2009	974,255	9.39	7.0

The weighted-average grant date fair values of options granted during 2009, 2008 and 2007 were $7.47, $5.38 and $6.71, respectively. Cash received from option exercises was $295,000, $251,000 and $810,000 in 2009, 2008 and 2007, respectively. Total tax benefits realized for tax deductions from option exercises were $47,000, $48,000 and $164,000 in 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $252,000, $237,000 and $791,000, respectively. The fair value of shares vested during 2009, 2008 and 2007 was $1,160,000, $1,072,000 and $1,005,000, respectively. The aggregate intrinsic value of vested shares outstanding as of December 31, 2009, 2008 and 2007 was $8,360,000, $8,010,000 and $2,879,000, respectively.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The following table summarizes information about the restricted stock outstanding under the 2005 Incentive Plan at December 31, 2009:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2007	12,663	10.66
Granted	13,030	17.65
Vested	(12,663)	10.66
Forfeited	—

Nonvested balance at December 31, 2007	13,030	17.65

Granted	9,918	13.15
Vested	(13,030)	17.65
Forfeited	—

Nonvested balance at December 31, 2008	9,198	13.15

Granted	—
Vested	(9,198)	13.15
Forfeited	—

Nonvested balance at December 31, 2009	—

The Company recognized compensation expense of $1,263,000, $1,177,000 and $973,000 in 2009, 2008 and 2076, respectively, related to the 2005 Incentive Plan.

2005 Restricted Stock Plan

The AMERISAFE 2005 Non-Employee Director Restricted Stock Plan (the “2005 Restricted Stock Plan”) is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Restricted stock awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the 2005 Restricted Stock Plan is 50,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2009, there were 23,383 shares of common stock available for future awards under the 2005 Restricted Stock Plan.

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

As of December 31, 2009, there were 5,844 shares of restricted stock outstanding under the 2005 Restricted Stock Plan, all of which will vest on the date of the annual meeting of shareholders in 2010.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The following table summarizes information about the restricted stock outstanding under the 2005 Restricted Stock Plan at December 31, 2009:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2007	6,110	12.27
Granted	6,085	17.66
Vested	(5,030)	12.42
Forfeited	(1,222)	12.27

Nonvested balance at December 31, 2007	5,943	17.66

Granted	6,468	16.22
Vested	(5,943)	17.66
Forfeited	—	—

Nonvested balance at December 31, 2008	6,468	16.22

Granted	5,844	15.39
Vested	(6,468)	16.22
Forfeited	—	—

Nonvested balance at December 31, 2009	5,844	15.39

The Company recognized compensation expense of $101,000 in 2009, $108,000 in 2008 and $70,000 in 2007 related to the 2005 Restricted Stock Plan. In 2009 and 2008, total tax expense realized for tax from vesting of restricted stock was $2,000 and $9,000, respectively. In 2007, total tax benefits realized for tax deductions from vesting of restricted stock was $15,000.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The calculation of basic and diluted EPS for the years ended December 31, 2009, 2008 and 2007 are presented below.

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Basic EPS:
Net income	$46,431	$43,846	$50,219
Redemption Premium	(875)	—	—

Income available to common shareholders	$45,556	$43,846	$50,219

Amount allocable to common shareholders	94.1%	94.0%	94.0%
Income allocable to common shareholders	$42,869	$41,215	$47,211

Weighted-average common shares outstanding	18,860	18,815	18,767

Basic earnings per share	$2.27	$2.19	$2.52

Diluted EPS:
Income allocable to common shareholders	$42,869	$41,215	$47,211
Dividends on participating securities	—	—	—

Income allocable to common shareholders after assumed conversions	$42,869	$41,215	$47,211

Weighted average common shares outstanding	18,860	18,815	18,767
Diluted effect:
Stock options	396	304	295
Restricted stock	12	23	17

Weighted average diluted shares outstanding	19,268	19,142	19,079

Diluted earnings per share	$2.22	$2.15	$2.47

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The table below sets forth the calculation of the percentage of net income allocable to common shareholders, or the “portion allocable to common shareholders.” Under the two-class method, unvested stock options, and out-of-money vested stock options are not considered to be participating securities.

	Years Ended
	2009	2008	2007
Numerator:
Basic weighted average common shares	18,860,197	18,814,508	18,767,210
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	408,098	327,180	312,170

Weighted average participating common shares	19,268,295	19,141,688	19,079,380

Denominator:
Weighted average participating common shares	19,268,295	19,141,688	19,079,380
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	242,287	242,953	242,953
Weighted average common shares issuable upon conversion of Series D preferred shares	969,154	971,817	971,817

Weighted average participating shares	20,479,736	20,356,458	20,294,150

Portion allocable to common shareholders	94.1%	94.0%	94.0%

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

15.	Other Comprehensive Income

	Pre-Tax Amount	Tax Expense	Net-of-Tax Amount
	(In thousands)
December 31, 2009
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$2,497	$874	$1,623
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(983)	(344)	(639)
Less reclassification adjustment for losses realized in net income	226	79	147
Change in deferred tax valuation allowance	752	—	752

Net unrealized gain	2,492	609	1,883

Other comprehensive income	$2,492	$609	$1,883

December 31, 2008
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(271)	$(95)	$(176)
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(1,286)	(450)	(836)
Less reclassification adjustment for losses realized in net income	452	158	294

Net unrealized loss	(1,105)	(387)	(718)

Other comprehensive income	$(1,105)	$(387)	$(718)

December 31, 2007
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$(2,686)	$(940)	$(1,746)
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(1,532)	(536)	(996)
Less reclassification adjustment for losses realized in net income	425	148	277

Net unrealized loss	(3,793)	(1,328)	(2,465)

Other comprehensive income	$(3,793)	$(1,328)	$(2,465)

16.	Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches up to 2% of employee compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Company contributions to this plan were $313,000 in 2009, $311,000 in 2008 and $296,000 in 2007.

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

December 31, 2009

The Company provides workers’ compensation insurance in several states that maintain second-injury funds. Incurred losses on qualifying claims that exceed certain amounts may be recovered from these state funds. There is no assurance that the applicable states will continue to provide funding under these programs.

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes (in thousands) the fair value of the annuities at December 31, 2009, that the Company has purchased to satisfy its obligations. The A.M. Best Company rating is shown parenthetically.

Life Insurance Company	Statement Value of Annuities Exceeding 1% of Statutory Surplus
American General Life Insurance (A)	$20,860
New York Life Insurance Company (A++)	12,534
Pacific Life and Annuity Company (A+)	10,176
Aviva Life Insurance Company (A)	7,667
Metropolitan Life Insurance Company (A+)	6,923
John Hancock Life Insurance Company USA (A+)	6,372
Genworth Life Insurance Company (A)	5,577
Liberty Life Assurance Company of Boston (A)	4,920
Other	14,416

$89,445

Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best Company rating of “A” (Excellent) or better.

The Company leases equipment and office space under noncancelable operating leases. At December 31, 2009, future minimum lease payments are as follows (in thousands):

2010	$467
2011	182
2012	93
2013	47
2014	7

$796

Rental expense was $856,000 in 2009, $804,000 in 2008 and $921,000 in 2007.

18.	Concentration of Operations

The Company derives its revenues primarily from its operations in the workers’ compensation insurance line of business. Total net premiums earned for the different lines of business are shown below:

	2009		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Workers’ compensation	$249,758	99.5%	$288,037	99.5%	$305,366	99.5%
General liability	1,138	0.5%	1,456	0.5%	1,540	0.5%

Total net premiums earned	$250,896	100.0%	$289,493	100.0%	$306,906	100.0%

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Net premiums earned during 2009, 2008 and 2007 for the top ten states in 2009 and all others are shown below:

	2009		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Louisiana	$25,559	10.2%	$26,360	9.1%	$31,756	10.3%
Georgia	23,358	9.3	27,609	9.5	29,393	9.6
North Carolina	19,842	7.9	26,287	9.1	28,304	9.2
Oklahoma	18,872	7.5	18,836	6.5	13,615	4.5
Virginia	14,702	5.9	16,957	5.9	18,502	6.0
Texas	11,104	4.4	13,002	4.5	14,260	4.6
South Carolina	9,514	3.8	12,183	4.2	14,292	4.7
Tennessee	8,757	3.5	10,331	3.6	12,213	4.0
Mississippi	8,378	3.3	11,402	3.9	13,905	4.5
Arkansas	7,316	2.9	8,947	3.1	9,545	3.1
All others	103,494	41.3	117,579	40.6	121,121	39.5

Total net premiums earned	$250,896	100.0%	$289,493	100.0%	$306,906	100.0%

19.	Fair Values of Financial Instruments

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

Investments—The fair values for fixed maturity and equity securities are based on quoted market prices where available. For those securities not actively traded, fair values were obtained from a third-party investment manager.

Short Term Investments—The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair value.

Subordinated Debt Securities—The carrying value of the Company’s subordinated debt securities approximates the estimated fair value of the obligations as the interest rates on these securities are comparable to rates that the Company believes it presently would incur on comparable borrowings.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Fixed maturity securities	$666,418	$678,905	$680,276	$664,084
Equity securities	16,571	16,571	24,431	24,431
Cash and cash equivalents	63,188	63,188	95,241	95,241
Short-term investments	54,308	54,308	25	25
Liabilities:
Subordinated debt securities:
ACT I	10,310	10,310	10,310	10,310
ACT II	25,780	25,780	25,780	25,780

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective January 1, 2009, the Company adopted the provisions of ASC Topic 820 for all non-financial assets and non-financial liabilities.

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

December 31, 2009

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

Securities classified by the Company as available-for-sale investments were reported at fair value utilizing Level 1 inputs. The fair value measurements consider quoted prices in active markets for identical assets. Level 2 inputs such as previous day and subsequent day trade prices were used if a trade for the security was not made on the date of measurement.

At December 31, 2009, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale	$15,481	$—	$—	$15,481

In addition, the Company held common securities in unconsolidated variable interest entities of $1,090,000, which are carried at cost.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

At December 31, 2009, all fixed maturity securities were classified as held-to-maturity and carried at amortized cost.

20.	Quarterly Financial Data (Unaudited)

The following table represents unaudited quarterly financial data for the years ended December 31, 2009 and 2008.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2009
Premiums earned	$70,001	$65,792	$58,133	$56,970
Net investment income	7,372	6,982	6,877	6,783
Net realized gains on investments	26	17	6,877	34
Total revenues	77,535	73,496	67,208	63,972
Income before income taxes	14,905	18,278	20,697	8,478
Net income	11,062	13,701	15,071	6,597
Net income allocable to common shareholders	10,405	12,887	14,178	5,385
Earnings per share:
Basic	0.55	0.68	0.75	0.29
Diluted	0.54	0.67	0.74	0.28
Comprehensive income	7,891	15,591	16,481	7,506

2008
Premiums earned	$74,300	$72,143	$71,284	$71,766
Net investment income	7,817	7,405	7,712	8,064
Net realized gains (losses) on investments	8	53	(2,921)	(15,996)
Total revenues	82,266	79,830	76,275	64,006
Income before income taxes	16,739	17,585	19,050	10,714
Net income	11,923	12,827	13,359	5,737
Net income allocable to common shareholders	11,208	12,057	12,571	5,399
Earnings per share:
Basic	0.60	0.64	0.67	0.29
Diluted	0.59	0.63	0.65	0.28
Comprehensive income	9,313	11,353	11,680	10,782

Schedule II.    Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)
Assets
Investments:
Equity securities—available-for-sale, at fair value	$3,000	$3,038
Investment in subsidiaries	327,267	288,385

Total investments	330,267	291,423
Cash and cash equivalents	4,488	20,251
Deferred income taxes	1,120	757
Property and equipment, net	2,301	2,523
Other assets	1,015	617

	$339,191	$315,571

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Accounts payable and other liabilities	$562	$1,083
Note payable to subsidiaries	122	126
Subordinated debt securities	36,090	36,090

Total liabilities	36,774	37,299
Redeemable preferred stock:
Series C convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—300,000; issued and outstanding shares—none in 2009 and 50,000 in 2008	—	5,000
Series D convertible—$0.01 par value, $100 per share redemption value:
Authorized shares—200,000; issued and outstanding shares—none in 2009 and 200,000 in 2008	—	20,000

	—	25,000
Shareholders’ equity	302,417	253,272

	$339,191	$315,571

Schedule II.    Condensed Financial Information of Registrant—(Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Revenues
Net investment income	$553	$612	$1,028
Fee and other income	7,071	7,157	8,318

Total revenues	7,624	7,769	9,346

Expenses
Other operating costs	6,646	5,847	5,789
Interest expense	1,810	2,763	3,815

Total expenses	8,456	8,610	9,604

(Loss) before income taxes and equity in earnings of subsidiaries	(832)	(841)	(258)
Income tax expense (benefit)	(289)	(286)	(82)

(Loss) before equity in earnings of subsidiaries	(543)	(555)	(176)
Equity in net income of subsidiaries	46,974	44,401	50,395

Net income	$46,431	$43,846	$50,219

Schedule II.    Condensed Financial Information of Registrant—(Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$577	$1,497	$(7,712)

Investing activities
Purchases of investments	(10,253)	(3,577)	—
Proceeds from sales of investments	10,253	1,545	—
Purchases of property and equipment	(805)	(1,235)	(1,339)
Dividends from subsidiary	10,000	10,000	8,500

Net cash provided by investing activities	9,195	6,733	7,161

Financing activities
Proceeds from stock option exercise	295	251	810
Tax benefit from share-based payments	45	39	179
Redemption of preferred stock	(25,875)	39	179

Net cash (used in) provided by financing activities	(25,535)	290	989

Change in cash and cash equivalents	(15,763)	8,520	438
Cash and cash equivalents at beginning of year	20,251	11,731	11,293

Cash and cash equivalents at end of year	$4,488	$20,251	$11,731

Schedule VI.    Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Cost	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Earned Premium	Net Investment Income	Loss and LAE Related to Current Period	Loss and LAE Related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
	(In thousands)
2009	$18,128	$534,655	$122,500	$250,896	$28,014	$185,201	$(21,885)	$(37,128)	$163,793	$236,296
2008	20,289	531,293	137,100	289,493	30,998	196,776	(20,387)	(40,773)	164,170	288,191
2007	18,414	537,403	138,402	306,906	30,208	208,021	(9,490)	(40,990)	148,421	307,546

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that internal control over financial reporting was effective as of December 31, 2009.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors

AMERISAFE, Inc. and Subsidiaries

We have audited AMERISAFE, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMERISAFE, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on AMERISAFE, Inc. and Subsidiaries internal control over financial reporting based on our audit.

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

In our opinion, AMERISAFE, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of AMERISAFE, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 9, 2010

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers and key employees is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2010 Annual Meeting of Shareholders. We plan to file such Proxy Statement within 120 days after December 31, 2009, the end of our fiscal year.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2010 Annual Meeting of Shareholders.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2010 Annual Meeting of Shareholders.

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

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2010 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

Exhibits:
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.1*	Employment Agreement, dated March 1, 2008 by and between the Company and C. Allen Bradley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed March 6, 2008).

10.2*	Employment Agreement, dated March 1, 2008 by and between the Company and Geoffrey R. Banta (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.3*	Employment Agreement, dated March 1, 2008 by and between the Company and Craig P. Leach (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.4*	Employment Agreement, dated March 1, 2008 by and between the Company and Todd Walker (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.5*	Employment Agreement, dated November 1, 2008 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2008)

10.6*	Employment Agreement, dated June 23, 2009 by and between the Company and Brenda Gau (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2009)

10.7*	Separation Agreement, dated March 1, 2010 by and between the Company and David O. Narigon

10.8*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

Exhibits:
10.9*	Form of Incentive Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.10*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.11*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 15, 2006)

10.12*	AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.13*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.14*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.15*	AMERISAFE, Inc. 2008 Management Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 29, 2008).

10.16	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.17	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.18	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.19	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.20	First and Second Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.21	Third Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.22	Managed Program Agreement, dated effective December 1, 2008 between Amerisafe Risk Services, Inc. and Express Scripts, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.23	Amended and Restated Registration Rights Agreement, dated March 18, 1998, by and among the Company and the shareholders of the Company named therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

Exhibits:
10.24	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.25	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.26	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.27	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland), Limited (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.28	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2009 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.29	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2010 issued to the Company by the reinsurers named therein

10.30	Global Commutation and Release Agreement dated May 16, 2007 between and among Amerisafe, Inc.; American Interstate Insurance Company, American Interstate Insurance Company of Texas, and Silver Oak Casualty, Inc. and Munich Reinsurance America, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 6, 2008).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2010.

AMERISAFE, INC.

By:	/s/ C. Allen Bradley, Jr.
C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2010.

/s/ C. Allen Bradley, Jr. C. Allen Bradley, Jr.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ G. Janelle Frost G. Janelle Frost	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Philip A. Garcia	Director

* Jared A. Morris	Director

* Millard E. Morris	Director

* Daniel Phillips	Director

* Randall Roach	Director

* Sean M. Traynor	Director

* Austin P. Young, III	Director

Todd Walker, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 9th day of March 2010, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ Todd Walker
Todd Walker, Attorney-in-Fact

EXHIBIT INDEX

Exhibits:
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.1*	Employment Agreement, dated March 1, 2008 by and between the Company and C. Allen Bradley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.2*	Employment Agreement, dated March 1, 2008 by and between the Company and Geoffrey R. Banta (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.3*	Employment Agreement, dated March 1, 2008 by and between the Company and Craig P. Leach (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.4*	Employment Agreement, dated March 1, 2008 by and between the Company and Todd Walker (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.5*	Employment Agreement, dated November 1, 2008 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2008)

10.6*	Employment Agreement, dated June 23, 2009 by and between the Company and Brendan Gau (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2009)

10.7*	Separation Agreement, dated March 1, 2010 by and between the Company and David O. Narigon

10.8*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.9*	Form of Incentive Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.10*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.11*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 15, 2006)

10.12*	AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.13*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2005 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

Exhibits:
10.14*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.15*	AMERISAFE, Inc. 2008 Management Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 29, 2008).

10.16	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.17	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.18	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.19	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.20	First and Second Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.21	Third Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.22	Managed Program Agreement, dated effective December 1, 2008 between Amerisafe Risk Services, Inc. and Express Scripts, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.23	Amended and Restated Registration Rights Agreement, dated March 18, 1998, by and among the Company and the shareholders of the Company named therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.24	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.25	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.26	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.27	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland), Limited (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.28	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2009 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

Exhibits:
10.29	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2010 issued to the Company by the reinsurers named therein

10.30	Global Commutation and Release Agreement dated May 16, 2007 between and among Amerisafe, Inc.; American Interstate Insurance Company, American Interstate Insurance Company of Texas, and Silver Oak Casualty, Inc. and Munich Reinsurance America, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 6, 2008).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement