Form 10-Q
period 2010-03-31
AMERISAFE INC
filed 2010-05-04
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of April 30, 2010, there were 18,839,912 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	decreased level of business activity of our policyholders caused by decreased economic activity generally, and in particular in the industries we target;

•	general economic conditions, including recession, inflation, performance of financial markets, interest rates, unemployment rates and fluctuating asset values;

•	decreased demand for our insurance;

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

•	developments in capital markets that adversely affect the performance of our investments;

•	the cyclical nature of the workers’ compensation insurance industry;

•	changes in the availability, cost or quality of reinsurance and the failure of our reinsurers to pay claims in a timely manner or at all;

•	changes in regulations, laws, rates or rating factors applicable to us, our policyholders or the agencies that sell our insurance;

•	changes in rating agency policies or practices;

•	loss of the services of any of our senior management or other key employees;

•	changes in legal theories of liability under our insurance policies;

•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (“SEC”).

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including under Item 1A, “Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended December 31, 2009. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $689,707 and $678,905 in 2010 and 2009, respectively)	$671,806	$666,418
Equity securities—available-for-sale, at fair value (cost $3,122 and $14,424 in 2010 and 2009, respectively)	2,920	16,571
Short-term investments	60,551	54,308

Total investments	735,277	737,297
Cash and cash equivalents	64,261	63,188
Amounts recoverable from reinsurers	86,318	81,878
Premiums receivable, net	157,251	151,570
Deferred income taxes	29,661	28,489
Accrued interest receivable	8,011	7,165
Property and equipment, net	5,666	5,369
Deferred policy acquisition costs	18,366	18,128
Deferred charges	3,109	3,030
Federal income tax recoverable	3,488	7,215
Other assets	15,751	15,480

	$1,127,159	$1,118,809

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$535,644	$534,655
Unearned premiums	123,893	122,500
Reinsurance premiums payable	1,283	—
Amounts held for others	14,645	14,915
Policyholder deposits	40,420	40,857
Insurance-related assessments	40,580	40,072
Securities payable	1,179	2,979
Accounts payable and other liabilities	22,822	24,324
Subordinated debt securities	36,090	36,090

	816,556	816,392

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2010 and 2009; issued and outstanding shares—18,911,142 in 2010 and 18,895,246 in 2009	189	189
Additional paid-in capital	177,255	176,868
Accumulated earnings	133,909	122,632
Accumulated other comprehensive income	385	2,728
Treasury stock at cost (70,039 shares in 2010 and none in 2009)	(1,135)	—

	310,603	302,417

	$1,127,159	$1,118,809

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Gross premiums written	$61,091	$79,429
Ceded premiums written	(4,639)	(5,194)

Net premiums written	$56,452	$74,235

Net premiums earned	$55,058	$70,001
Net investment income	6,540	7,372
Net realized gains on investments	2,552	26
Fee and other income	232	136

Total revenues	64,382	77,535

Expenses
Loss and loss adjustment expenses incurred	37,627	47,070
Underwriting and certain other operating costs	3,283	4,339
Commissions	3,999	5,417
Salaries and benefits	5,215	5,012
Interest expense	375	611
Policyholder dividends	264	181

Total expenses	50,763	62,630

Income before income taxes	13,619	14,905
Income tax expense	2,342	3,843

Net income	11,277	11,062

Net income available to common shareholders	$11,277	$11,062

Earnings per share
Basic	$0.60	$0.55

Diluted	$0.58	$0.54

Shares used in computing earnings per share
Basic	18,888,356	18,845,081

Diluted	19,320,655	19,234,910

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net income	$11,277	$11,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	257	311
Net amortization of investments	1,131	818
Deferred income taxes	(1,066)	549
Net realized (gains) on investments	(2,552)	(26)
Loss on sale of fixed assets	—	1
Share-based compensation	222	66
Changes in operating assets and liabilities:
Premiums receivable	(5,681)	(14,473)
Accrued interest receivable	(846)	(1,013)
Deferred policy acquisition costs and deferred charges	(317)	(68)
Other assets	3,456	(324)
Reserves for loss and loss adjustment expenses	989	13,765
Unearned premiums	1,393	4,234
Reinsurance balances	(3,157)	(8,762)
Amounts held for others and policyholder deposits	(707)	(319)
Accounts payable and other liabilities	(2,793)	7,538

Net cash provided by operating activities	1,606	13,359

Investing Activities
Purchases of investments held-to-maturity	(17,505)	(41,402)
Purchases of short-term investments	(20,850)	(3,501)
Proceeds from maturities of investments held-to-maturity	10,966	29,186
Proceeds from sales and maturities of short-term investments	14,532	—
Proceeds from sales and maturities of investments available-for-sale	13,849	—
Purchases of property and equipment	(555)	(444)

Net cash provided by/(used in) investing activities	437	(16,161)

Financing Activities
Proceeds from stock option exercises	139	36
Tax benefit from share-based payments	26	—
Treasury shares purchased	(1,135)	—

Net cash (used in)/provided by financing activities	(970)	36

Change in cash and cash equivalents	1,073	(2,766)
Cash and cash equivalents at beginning of period	63,188	95,241

Cash and cash equivalents at end of period	$64,261	$92,475

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

AMERISAFE, Inc. (the “Company”) is an insurance holding company incorporated in the state of Texas. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: American Interstate Insurance Company (“AIIC”), Silver Oak Casualty, Inc. (“SOCI”), American Interstate Insurance Company of Texas (“AIICTX”), Amerisafe Risk Services, Inc. (“RISK”) and Amerisafe General Agency, Inc. (“AGAI”). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Louisiana. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. RISK, a wholly owned subsidiary of the Company, is a claims and safety services company, currently servicing only affiliate insurance companies. AGAI, a wholly owned subsidiary of the Company, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers. The assets and operations of AGAI are not significant to that of the Company and its consolidated subsidiaries. The terms “AMERISAFE,” the “Company,” “we,” “us” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.

The Company provides workers’ compensation and general liability insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking and agriculture. Assets and revenues of AIIC represent more than 99% of comparable consolidated amounts of the Company for each of 2010 and 2009.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Note 2. Stock Options and Restricted Stock

In connection with the initial public offering of shares of the Company’s common stock in November 2005, the Company’s shareholders approved the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”) and the AMERISAFE 2005 Non-Employee Director Restricted Stock Plan (the “2005 Restricted Stock Plan”). See Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 for additional information regarding the Company’s incentive plans.

During the three months ended March 31, 2010, there were 15,480 stock options exercised. Related to these exercises, the Company received $139,000 of stock option proceeds. During the three months ended March 31, 2009, there were 4,000 stock options exercised. Related to these exercises, the Company received $36,000 of stock option proceeds.

The Company recognized share-based compensation expense of $222,000 in the quarter ended March 31, 2010, compared to $66,000 for the same period in 2009.

Note 3. Earnings Per Share

We compute earnings per share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Additionally, we apply the “two-class method” in computing basic and diluted earnings per share. ASC Topic 260 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities.

Under the two-class method, net income is allocated between common stock and any securities other than common stock that are eligible to participate in dividends with common stock. Our redeemable preferred stock and unvested restricted stock qualifies as “participating securities” under ASC Topic 260 in 2009. With redemption of the Series C and D preferred shares, the two-class method is not required in 2010 for redeemable preferred stock.

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

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$11,277	$11,062

Portion allocable to common shareholders	100.0%	94.1%
Net income allocable to common shareholders	$11,277	$10,405

Basic weighted average common shares	18,888,356	18,845,081
Basic earnings per common share	$0.60	$0.55
Diluted EPS:
Net income allocable to common shareholders	$11,277	$10,405

Diluted weighted average common shares:
Weighted average common shares	18,888,356	18,845,081
Stock options	428,177	380,100
Restricted stock	4,122	9,729

Diluted weighted average common shares	19,320,655	19,234,910

Diluted earnings per common share	$0.58	$0.54

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

	Three Months Ended March 31,
	2010	2009
Numerator:
Basic weighted average common shares	18,888,356	18,845,081
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	432,299	389,829

Weighted average participating common shares	19,320,655	19,234,910

Denominator:
Weighted average participating common shares	19,320,655	19,234,910
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	—	242,953
Weighted average common shares issuable upon conversion of Series D preferred shares	—	971,817

Weighted average participating shares	19,320,655	20,449,680

Portion allocable to common shareholders	100.0%	94.1%

Note 4. Investments

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at March 31, 2010 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities:
States and political subdivisions	$479,419	$15,472	$(1,586)	$493,305
U.S. agency-based mortgage-backed securities	75,670	3,965	(77)	79,558
Commercial mortgage-backed securities	51,586	189	(556)	51,219
U.S. Treasury securities and obligations of U.S. Government agencies	15,305	747	(1)	16,051
Corporate bonds	42,131	1,288	(26)	43,393
Asset-backed securities	6,945	—	(1,514)	5,431
Long-term certificates of deposit	750	—	—	750

Total fixed maturity securities	$671,806	$21,661	$(3,760)	$689,707

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at March 31, 2010 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities	$3,122	$—	$(202)	$2,920

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at March 31, 2010, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
	(In thousands)
Less than one year	$46,297	$46,974
One to five years	221,640	227,962
Five to ten years	133,278	139,167
More than ten years	136,390	139,396
U.S. agency-based mortgage-backed securities	75,670	79,558
Commercial mortgage-backed securities	51,586	51,219
Asset-backed securities	6,945	5,431

Total	$671,806	$689,707

The following table summarizes, as of March 31, 2010, the fair value of, and the amount of unrealized losses on, our investment securities, segregated by the time period each security has been in a continuous unrealized loss position:

	As of March 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Fixed maturity securities:
States and political subdivisions	$30,076	$433	$23,897	$1,153	$53,973	$1,586
U.S. agency-based mortgage-backed securities	6,169	77	—	—	6,169	77
Commercial mortgage-backed securities	—	—	28,170	556	28,170	556
U.S. Treasury securities and obligations of U.S. Government agencies	1,798	1	—	—	1,798	1
Corporate bonds	7,781	17	1,491	9	9,272	26
Asset-backed securities	—	—	5,431	1,514	5,431	1,514

Total fixed maturity securities	45,824	528	58,989	3,232	104,813	3,760

Equity securities	—	—	1,830	202	1,830	202

Total	$45,824	$528	$60,819	$3,434	$106,643	$3,962

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In April 2009, the FASB issued guidance, now codified as FASB ASC Topic 320, “Investments-Debt and Equity Securities,” to address concerns regarding recognition and presentation of other-than-temporary impairments. The pronouncement was effective for interim and annual periods ending after June 15, 2009. For debt securities, the amount of other-than-temporary impairment related to a credit loss or impairments on securities is recognized in earnings and reflected as a reduction in the cost basis of the security. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded as a component of stockholders’ equity in other comprehensive income or loss with no change to the cost basis of the security. For equity securities, the amount of the other-than-temporary impairment due to the extent and duration that fair values are below cost is recognized in earnings and reflected as a reduction in the cost basis of the security. The adoption of ASC Topic 320 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of March 31, 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for the quarters ended March 31, 2010 and 2009.

Tax years 2006 through 2009 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Note 6. Comprehensive Income

Comprehensive income was $8.9 million for the three months ended March 31, 2010, as compared to $8.7 million for the three months ended March 31, 2009. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax.

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

ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset, also known as current replacement cost. Valuation techniques used to measure fair value are to be consistently applied.

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

At March 31, 2010, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale	$1,830	$—	$—	$1,830

In addition, the Company held common securities in unconsolidated variable interest entities of $1,090,000, which are carried at cost.

At March 31, 2010, all fixed maturity securities were classified as held-to-maturity and carried at amortized cost.

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

In April 2009, the FASB issued additional guidance, now codified as FASB ASC Topic 825, “Financial Instruments,” extending the disclosure requirements regarding the fair value of financial instruments to interim financial statements of publicly traded companies. These requirements were effective for interim reporting periods ending after June 15, 2009.

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

Short-term Investments—The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values.

Subordinated Debt Securities—The carrying value of the Company’s subordinated debt securities approximates the estimated fair value of the obligations as the interest rates on these securities are comparable to rates that the Company believes it presently would incur on comparable borrowings.

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	As of March 31, 2010		As of December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Fixed maturity securities	$671,806	$689,707	$666,418	$678,905
Equity securities	2,920	2,920	16,571	16,571
Cash and cash equivalents	64,261	64,261	63,188	63,188
Short-term Investments	60,551	60,551	54,308	54,308
Liabilities:
Subordinated debt securities:
ACT I	10,310	10,310	10,310	10,310
ACT II	25,780	25,780	25,780	25,780

Note 8. Treasury Stock

In March 2010, the Company announced that its Board of Directors had approved a share repurchase program of its common stock. The program has an authorized limit of up to $25 million and, unless extended, expires on December 31, 2010. During the quarter ended March 31, 2010, 70,039 shares were purchased for $1.1 million, or an average price (including commissions) of $16.20 per share.

Note 9. Variable Interest Entities

In 2003, the Company formed Amerisafe Capital Trust I (“ACT I”) for the sole purpose of issuing $10,000,000 in trust preferred securities. ACT I used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $10,310,000 of subordinated debt securities from the Company. The debt securities are the sole assets of ACT I, and the payments under the debt securities are the sole revenues of ACT I.

In 2004, the Company formed Amerisafe Capital Trust II (“ACT II”) for the sole purpose of issuing $25,000,000 in trust preferred securities. ACT II used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $25,780,000 of subordinated debt securities from the Company. The debt securities are the sole assets of ACT II, and the payments under the debt securities are the sole revenues of ACT II.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three months ended March 31, 2010 and 2009. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, assessments, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$61,091	$79,429
Net premiums earned	55,058	70,001
Net investment income	6,540	7,372
Total revenues	64,382	77,535
Total expenses	50,763	62,630
Net income	11,277	11,062
Diluted earnings per common share	$0.58	$0.54

Other Key Measures
Net combined ratio (1)	91.5%	88.6%
Return on average equity (2)	14.7%	15.7%
Book value per share (3)	$16.49	$14.30

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current period’s net premiums earned.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity, including redeemable preferred stock, for the applicable period. On December 31, 2009, the Company redeemed all outstanding shares of its Series C and D redeemable preferred stock for $25.9 million.
(3)	Book value per share is calculated by dividing shareholders’ equity, including redeemable preferred stock, by total outstanding shares.

Consolidated Results of Operations for Three Months Ended March 31, 2010 Compared to March 31, 2009

Gross Premiums Written. Gross premiums written for the quarter ended March 31, 2010 were $61.1 million, compared to $79.4 million for the same period in 2009, a decrease of 23.1%. The decrease was attributable to an $11.5 million decrease in annual premiums on voluntary policies written during the period, a $6.6 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.2 million decrease in assumed premiums from mandatory pooling arrangements. The decrease from payroll audits and related premium adjustments includes a $1.2 million decrease in “earned but unbilled” (EBUB) premium.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2010 were $56.5 million, compared to $74.2 million for the same period in 2009, a decrease of 24.0%. The decrease was primarily attributable to the decline in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 7.8% for the first quarter of 2010, compared to 6.9% for the first quarter of 2009.

Net Premiums Earned. Net premiums earned for the first quarter of 2010 were $55.1 million, compared to $70.0 million for the same period in 2009, a decrease of 21.3%. The decrease was attributable to the decline in net premiums written in the previous four quarters.

Net Investment Income. Net investment income for the first quarter of 2010 was $6.5 million, compared to $7.4 million for the same period in 2009, a decrease of 11.3%. Average invested assets, including cash and cash equivalents, were $799.5 million in the quarter ended March 31, 2010, compared to an average of $808.0 million for the same period in 2009, a decrease of 1.1%. The pre-tax investment yield on our investment portfolio was 3.3% per annum during the quarter ended March 31, 2010, compared to 3.7% per annum for the first quarter of 2009. The tax-equivalent yield on our investment portfolio was 4.7% per annum for the quarter ended March 31, 2010, compared to 5.1% per annum for the same period in 2009. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended March 31, 2010 totaled $2.6 million. Net realized gains in the first quarter of 2010 primarily resulted from $2.5 million in gains from the sale of certain equity securities. There were minimal net realized gains in the first quarter of 2009 resulting from called fixed maturity securities.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $37.6 million for the three months ended March 31, 2010, compared to $47.1 million for the same period in 2009, a decrease of $9.4 million, or 20.1%. The current accident year losses and LAE incurred were $39.9 million, or 72.5% of net premiums earned, compared to $48.3 million for the first quarter of 2009. We recorded favorable prior accident year development of $2.3 million in the first quarter of 2010, compared to $1.2 million in the same period of 2009, as further discussed below in “Prior Year Development.” Our net loss ratio was 68.3% in the first quarter of 2010, compared to 67.2% in the same period of 2009.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended March 31, 2010 were $12.5 million, compared to $14.8 million for the same period in 2009, a decrease of 15.4%. This decrease was primarily due to a $1.4 million decrease in commission expense, a $1.2 million decrease in insurance-related assessments, a $0.4 million decrease in premium taxes and a $0.2 million decrease in legal and professional expenses. Offsetting these expense reductions were a $0.4 million decrease in experience-rated commissions from our 2009 reinsurance agreement and a $0.3 million decrease in income from the commutation of certain reinsurance contracts. Salaries and benefits increased $0.2 million in the first quarter of 2010 as compared to the same period in 2009. Our expense ratio was 22.7% in the first quarter of 2010 compared to 21.1% in the first quarter of 2009.

Interest expense. Interest expense for the first quarter of 2010 was $0.4 million, compared to $0.6 million for the same period in 2009. Weighted average borrowings for both periods were $36.1 million, however the weighted average interest rate decreased to 4.1% per annum for the first quarter of 2010 from 5.5% per annum for the first quarter of 2009.

Income tax expense. Income tax expense for the three months ended March 31, 2010 was $2.3 million, compared to $3.8 million for the same period in 2009. The decrease was primarily attributable to a decrease in our effective tax rate to 17.2% for the quarter ended March 31, 2010, compared to 25.8% for the same period in 2009. The effective rate for 2010 included a one-time reduction of $0.9 million for the change in valuation allowance for deferred tax assets. The securities sold in the first quarter of 2010 were impaired in the fourth quarter of 2008. At the time of impairment, tax expense was increased to establish a valuation allowance for deferred taxes. In the first quarter of 2010, the allowance was reduced, thereby tax expense was reduced. Pre-tax income decreased to $13.6 million for the three months ended March 31, 2010, compared to $14.9 million for the same period in 2009.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities.

Net cash provided by operating activities was $1.6 million for the three months ended March 31, 2010, which represented an $11.8 million decrease from $13.4 million in net cash provided by operating activities for the three months ended March 31, 2009. This decrease in operating cash was attributable to a $9.8 million decrease in premiums collected, a $5.5 million increase in expense disbursements, a $1.3 million increase in policyholder dividends paid and a $0.4 million decrease in net investment income. Offsetting these decreases in operating cash flow were a $2.8 million decrease in federal income taxes paid, a $1.5 million increase in reinsurance recoveries and a $0.6 million decrease in losses paid.

Net cash provided by investing activities was $0.4 million for the three months ended March 31, 2010, compared to net cash used in investing activities of $16.2 million for the same period in 2009. Cash provided by sales and maturities of investments totaled $39.3 million for the three months ended March 31, 2010, compared to $29.2 million for the same period in 2009. A total of $38.4 million in cash was used to purchase investments in the three months ended March 31, 2010, compared to $44.9 million in purchases for the same period in 2009.

Net cash used in financing activities in the three months ended March 31, 2010 was $1.0 million. In the three months ended March, 31, 2010, repurchases of outstanding shares of our common stock totaled $1.1 million and proceeds from stock option exercises totaled $0.1 million. In the three months ended March 31, 2009, proceeds from stock option exercises were minimal.

In March 2010, the Company announced that its Board of Directors had approved a stock repurchase program. The program has an authorized limit of up to $25.0 million and, unless extended, expires on December 31, 2010. As of March 31, 2010, the Company had repurchased a total of 70,039 shares of its outstanding common stock for $1.1 million under the program. The Company may repurchase up to an additional $23.9 million under the program.

Investment Portfolio

As of March 31, 2010, our investment portfolio, including cash and cash equivalents, totaled $799.5 million, a decrease of 1.1% from March 31, 2009. Our fixed maturity securities were classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities.” As such, the reported value of those securities was equal to their amortized cost, and was not impacted by changing interest rates. Our equity securities were classified as available-for-sale and reported at fair value.

Effective April 1, 2010, purchases of fixed maturity securities may be classified as available-for-sale or held-to-maturity based on the individual security. Such classification will be made at the time of purchase.

On January 1, 2008, we adopted FASB ASC Topic 820 that establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 7 of the financial statements, our securities available-for-sale are classified using Level 1 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825 for any financial assets or financial liabilities as of March 31, 2010.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2010, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities:
States and political subdivisions	$479,419	60.0%
U.S. agency-based mortgage-backed securities	75,670	9.4%
Commercial mortgage-backed securities	51,586	6.4%
U.S. Treasury securities and obligations of U.S. Government agencies	15,305	1.9%
Corporate bonds	42,131	5.3%
Asset-backed securities	6,945	0.9%
Long-term certificates of deposit	750	0.1%

Total fixed maturity securities	671,806	84.0%

Equity securities	2,920	0.4%
Cash and cash equivalents	64,261	8.0%
Short-term investments	60,551	7.6%

Total investments, including cash and cash equivalents	$799,538	100.0%

For our securities classified as available-for-sale, the securities are “marked to market” as of the end of each calendar quarter. As of that date, unrealized gains and losses are recorded against Accumulated Other Comprehensive Income, except when such securities are deemed to be other-than-temporarily impaired. For our securities classified as held-to-maturity, unrealized gains and losses are not recorded in the financial statements until realized or until a decline in fair value, below amortized cost, is deemed to be other-than-temporary.

In the first quarter of 2010, we sold certain equity securities classified as available-for-sale for which an other-than-temporary impairment had previously been recognized. The carrying value of these securities at disposal was $11.3 million. Realized gains on the sale of these securities totaled $2.5 million.

Prior Year Development

The Company recorded favorable prior accident year development of $2.3 million in the three months ended March 31, 2010. The table below sets forth the favorable or unfavorable development for the three months ended March 31, 2010 for accident years 2005 through 2009 and, collectively, for all accident years prior to 2005.

Favorable/(Unfavorable) Development
(in millions)
Accident Year
2009	$(0.4)
2008	(0.1)
2007	0.6
2006	0.7
2005	0.3
Prior to 2005	1.2

Total net development	$2.3

The table below sets forth the number of open claims as of March 31, 2010 and 2009, and the number of claims reported and closed during the three months then ended.

	Three Months Ended March 31,
	2010	2009
Open claims at beginning of period	4,511	4,793
Claims reported	1,214	1,258
Claims closed	(1,280)	(1,450)

Open claims at end of period	4,445	4,601

The number of open claims at March 31, 2010 decreased by 156 claims, or 3.4%, as compared to the number of open claims at March 31, 2009. The decline in the number of open claims is attributable, in part, to our increased efforts in recent periods to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). As a result of these efforts, the number of open claims decreased from March 31, 2009 to March 31, 2010, which management believes contributed, in part, to the favorable prior accident year development recorded for the three months ended March 31, 2010.

At March 31, 2010, our case incurred amounts for certain accident years, particularly 2004, 2006 and 2007, have not developed to the degree management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our 24 years of historical claims data. However, as of March 31, 2010, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of these recent results for the 2004, 2006 and 2007 accident years. However, if actual results for current and future accident years are consistent with, or better than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2009, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2010 to January 31, 2010	0	—	0	—
February 1, 2010 to February 28, 2010	0	—	0	—
March 1, 2010 to March 31, 2010	70,039	$16.20	70,039	$23,900

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

May 4, 2010	/S/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2010	/s/ G. JANELLE FROST
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