Form 10-Q
period 2010-06-30
AMERISAFE INC
filed 2010-08-06
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

Commission file number:

001-12251

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

As of July 31, 2010, there were 18,643,416 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $703,865 and $678,905 in 2010 and 2009, respectively)	$678,305	$666,418
Fixed maturity securities—available-for-sale, at fair value (cost $6,018 and $0 in 2010 and 2009, respectively)	6,027	—
Equity securities—available-for-sale, at fair value (cost $3,122 and $14,424 in 2010 and 2009, respectively)	2,666	16,571
Short-term investments	64,586	54,308

Total investments	751,584	737,297
Cash and cash equivalents	50,138	63,188
Amounts recoverable from reinsurers	94,263	81,878
Premiums receivable, net	158,585	151,570
Deferred income taxes	31,306	28,489
Accrued interest receivable	7,626	7,165
Property and equipment, net	6,120	5,369
Deferred policy acquisition costs	19,330	18,128
Deferred charges	3,341	3,030
Federal income tax recoverable	1,971	7,415
Other assets	16,190	15,280

	$1,140,454	$1,118,809

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$531,948	$534,655
Unearned premiums	129,301	122,500
Reinsurance premiums payable	993	—
Amounts held for others	16,950	14,915
Policyholder deposits	40,197	40,857
Insurance-related assessments	42,264	40,072
Securities payable	2,806	2,979
Accounts payable and other liabilities	23,506	24,324
Subordinated debt securities	36,090	36,090

	824,055	816,392

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2010 and 2009; 19,002,964 and 18,895,246 shares issued and 18,603,816 and 18,895,246 shares outstanding in 2010 and 2009, respectively	190	189
Additional paid-in capital	178,383	176,868
Treasury stock at cost (399,148 shares in 2010 and none in 2009)	(6,638)	—
Accumulated earnings	144,333	122,632
Accumulated other comprehensive income	131	2,728

	316,399	302,417

	$1,140,454	$1,118,809

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Gross premiums written	$62,993	$72,537	$124,084	$151,966
Ceded premiums written	(4,603)	(4,870)	(9,242)	(10,064)

Net premiums written	$58,390	$67,667	$114,842	$141,902

Net premiums earned	$52,982	$65,792	$108,040	$135,793
Net investment income	6,675	6,982	13,215	14,354
Net realized gains on investments	293	17	2,845	43
Fee and other income	145	705	377	841

Total revenues	60,095	73,496	124,477	151,031

Expenses
Loss and loss adjustment expenses incurred	33,711	40,219	71,338	87,289
Underwriting and certain other operating costs	3,403	4,114	6,686	8,453
Commissions	3,993	4,693	7,992	10,110
Salaries and benefits	4,951	5,668	10,166	10,680
Interest expense	385	383	760	994
Policyholder dividends	210	141	474	322

Total expenses	46,653	55,218	97,416	117,848

Income before income taxes	13,442	18,278	27,061	33,183
Income tax expense	3,018	4,577	5,360	8,420

Net income	10,424	13,701	21,701	24,763

Net income available to common shareholders	$10,424	$13,701	$21,701	$24,763

Earnings per share
Basic	$0.56	$0.68	$1.15	$1.24

Diluted	$0.54	$0.67	$1.13	$1.21

Shares used in computing earnings per share
Basic	18,720,748	18,855,200	18,804,093	18,850,168

Diluted	19,160,004	19,242,089	19,238,093	19,237,286

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net income	$21,701	$24,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	516	626
Net amortization of investments	2,292	1,840
Deferred income taxes	(2,575)	886
Net realized (gains) on investments	(2,845)	(43)
(Gain) on sale of fixed assets	—	(1)
Share-based compensation	464	637
Changes in operating assets and liabilities:
Premiums receivable	(7,015)	(24,988)
Accrued interest receivable	(461)	(99)
Deferred policy acquisition costs and deferred charges	(1,513)	(400)
Other assets	4,534	(3,055)
Reserves for loss and loss adjustment expenses	(2,707)	14,060
Unearned premiums	6,802	6,109
Reinsurance balances	(11,391)	(10,540)
Amounts held for others and policyholder deposits	1,375	1,196
Accounts payable and other liabilities	1,200	1,150

Net cash provided by operating activities	10,377	12,141

Investing Activities
Purchases of investments held-to-maturity	(40,601)	(61,133)
Purchases of investments available-for-sale	(13,841)	—
Purchases of short-term investments	(42,866)	(18,836)
Proceeds from maturities of investments held-to-maturity	26,344	51,807
Proceeds from sales and maturities of investments available-for-sale	21,924	—
Proceeds from sales and maturities of short-term investments	32,467	3,490
Purchases of property and equipment	(1,267)	(597)
Proceeds from sales of property and equipment	—	2

Net cash (used in) investing activities	(17,840)	(25,267)

Financing Activities
Proceeds from stock option exercises	917	36
Tax benefit from share-based payments	134	—
Treasury shares purchased	(6,638)	—

Net cash (used in)/provided by financing activities	(5,587)	36

Change in cash and cash equivalents	(13,050)	(13,090)
Cash and cash equivalents at beginning of period	63,188	95,241

Cash and cash equivalents at end of period	$50,138	$82,151

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

Pursuant to the 2005 Restricted Stock Plan, 6,260 shares of restricted common stock granted in June 2009 and January 2010 to non-employee directors vested on June 15, 2010, the date of the annual shareholder’s meeting.

In June 2010, the Company’s shareholders approved an amendment to the AMERISAFE 2005 Non-Employee Director Restricted Stock Plan (the “2010 Restated Restricted Stock Plan”). On June 15, 2010, non-employee directors were granted 11,830 shares of restricted common stock in accordance with the 2010 Restated Restricted Stock Plan. The market value of the restricted shares granted was $210,000, and those restricted shares will vest at the next annual shareholders meeting.

During the six months ended June 30, 2010, there were 95,472 stock options exercised. Related to these exercises, the Company received $917,000 of stock option proceeds. During the six months ended June 30, 2009, there were 4,000 stock options exercised. Related to these exercises, the Company received $36,000 of stock option proceeds.

The Company recognized share-based compensation expense of $243,000 in the quarter ended June 30, 2010, compared to $571,000 for the same period in 2009. The Company recognized share-based compensation expense of $464,000 in the six months ended June 30, 2010, compared to $637,000 for the same period in 2009.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3. Earnings Per Share

We compute earnings per share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Additionally, for periods prior to December 31, 2009 we apply the “two-class method” in computing basic and diluted earnings per share. ASC Topic 260 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities.

Under the two-class method, net income is allocated between common stock and any securities other than common stock that are eligible to participate in dividends with common stock. Our redeemable preferred stock and unvested restricted stock qualified as “participating securities” under ASC Topic 260 in 2009. With redemption of the Series C and D preferred shares in December 2009, the two-class method is no longer required in 2010 for redeemable preferred stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except share and per share amounts)
Basic EPS:
Net income available to common shareholders	$10,424	$13,701	$21,701	$24,763

Portion allocable to common shareholders	100.0%	94.1%	100.0%	94.1%
Net income allocable to common shareholders	$10,424	$12,887	$21,701	$23,292

Basic weighted average common shares	18,720,748	18,855,200	18,804,093	18,850,168
Basic earnings per common share	$0.56	$0.68	$1.15	$1.24
Diluted EPS:
Net income allocable to common shareholders	$10,424	$12,887	$21,701	$23,292

Diluted weighted average common shares:
Weighted average common shares	18,720,748	18,855,200	18,804,093	18,850,168
Stock options	435,082	375,937	430,707	377,930
Restricted stock	4,174	10,952	3,293	9,188

Diluted weighted average common shares	19,160,004	19,242,089	19,238,093	19,237,286

Diluted earnings per common share	$0.54	$0.67	$1.13	$1.21

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Basic weighted average common shares	18,720,748	18,855,200	18,804,093	18,850,168
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	439,256	386,889	434,000	387,118

Weighted average participating common shares	19,160,004	19,242,089	19,238,093	19,237,286

Denominator:
Weighted average participating common shares	19,160,004	19,242,089	19,238,093	19,237,286
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	—	242,953	—	242,953
Weighted average common shares issuable upon conversion of Series D preferred shares	—	971,817	—	971,817

Weighted average participating shares	19,160,004	20,456,859	19,238,093	20,452,056

Portion allocable to common shareholders	100.0%	94.1%	100.0%	94.1%

Note 4. Investments

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at June 30, 2010 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities:
States and political subdivisions	$477,989	$19,376	$(1,005)	$496,360
U.S. agency-based mortgage-backed securities	69,856	4,763	(136)	74,483
Commercial mortgage-backed securities	51,581	1,449	(83)	52,947
U.S. Treasury securities and obligations of U.S. Government agencies	14,839	1,195	—	16,034
Corporate bonds	56,530	1,557	(284)	57,803
Asset-backed securities	6,760	1	(1,273)	5,488
Long-term certificates of deposit	750	—	—	750

Total fixed maturity securities	$678,305	$28,341	$(2,781)	$703,865

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at June 30, 2010 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities:
Corporate bonds	$6,018	$21	$(12)	$6,027
Equity securities	$3,122	$—	$(456)	$2,666

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at June 30, 2010, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
	(In thousands)
Less than one year	$61,474	$62,367
One to five years	230,036	237,530
Five to ten years	125,888	133,480
More than ten years	132,710	137,570
U.S. agency-based mortgage-backed securities	69,856	74,483
Commercial mortgage-backed securities	51,581	52,947
Asset-backed securities	6,760	5,488

Total	$678,305	$703,865

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at June 30, 2010, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
(In thousands)
Less than one year	$—	$—
One to five years	6,018	6,027
Five to ten years	—	—
More than ten years	—	—
U.S. agency-based mortgage-backed securities	—	—
Commercial mortgage-backed securities	—	—
Asset-backed securities	—	—

Total	$6,018	$6,027

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes, as of June 30, 2010, the fair value of, and the amount of unrealized losses on, our investment securities, segregated by the time period each security has been in a continuous unrealized loss position:

	As of June 30, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$7,359	$115	$20,193	$890	$27,552	$1,005
U.S. agency-based mortgage-backed securities	6,913	136	—	—	6,913	136
Commercial mortgage-backed securities	—	—	5,449	83	5,449	83
U.S. Treasury securities and obligations of U.S. Government agencies	—	—	—	—	—	—
Corporate bonds	10,194	276	1,493	8	11,687	284
Asset-backed securities	—	—	5,441	1,273	5,441	1,273

Total held-to-maturity securities	24,466	527	32,576	2,254	57,042	2,781

Available-for Sale
Fixed maturity securities:
Corporate bonds	$3,348	$12	$—	$—	$3,348	$12
Equity securities	—	—	1,576	456	1,576	456

Total available-for-sale securities	3,348	12	1,576	456	4,924	468

Total	$27,814	$539	$34,152	$2,710	$61,966	$3,249

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

We determined that the unrealized loss on the equity securities related primarily to market fluctuations. While the security has been at an unrealized loss for greater than twelve months, the amount of loss varied during this time period. The unrealized loss was minimal for a portion of that time.

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

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of June 30, 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for the quarters and six months ended June 30, 2010 and 2009.

Tax years 2006 through 2009 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Note 6. Comprehensive Income

Comprehensive income was $10.2 million for the three months ended June 30, 2010, as compared to $15.6 million for the three months ended June 30, 2009. Comprehensive income was $19.1 million for the six months ended June 30, 2010, as compared to $24.3 million for the same period in 2009. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax.

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

At June 30, 2010, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity	$1,576	$—	$—	$1,576
Securities available for sale—fixed maturity	$3,348	$2,679	$—	$6,027

In addition, the Company held common securities in unconsolidated variable interest entities of $1,090,000, which are carried at cost. These variable interest entities are further discussed below in Note 9.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	As of June 30, 2010		As of December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Fixed maturity securities—held-to-maturity	$678,305	$703,865	$666,418	$678,905
Fixed maturity securities—available-for-sale	6,027	6,027	—	—
Equity securities	2,666	2,666	16,571	16,571
Cash and cash equivalents	50,138	50,138	63,188	63,188
Short-term Investments	64,586	64,586	54,308	54,308
Liabilities:
Subordinated debt securities:
ACT I	10,310	10,310	10,310	10,310
ACT II	25,780	25,780	25,780	25,780

Note 8. Treasury Stock

In March 2010, the Company announced that its Board of Directors had approved a share repurchase program of its common stock. The program has an authorized limit of up to $25 million and, unless extended, expires on December 31, 2010. During the three months ended June 30, 2010, 329,109 shares were purchased for $5.5 million, or an average price (including commissions) of $16.72 per share. During the six months ended June 30, 2010, 399,148 shares were purchased for $6.6 million, or an average price (including commissions) of $16.63 per share.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2010 and 2009. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$62,993	$72,537	$124,084	$151,966
Net premiums earned	52,982	65,792	108,040	135,793
Net investment income	6,675	6,982	13,215	14,354
Total revenues	60,095	73,496	124,477	151,031
Total expenses	46,653	55,218	97,416	117,848
Net income	10,424	13,701	21,701	24,763
Diluted earnings per common share	$0.54	$0.67	$1.13	$1.21

Other Key Measures
Net combined ratio (1)	87.3%	83.3%	89.4%	86.0%
Return on average equity (2)	13.3%	18.6%	14.0%	17.0%
Book value per share (3)	$17.01	$15.10	$17.01	$15.10

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current period’s net premiums earned.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity, including redeemable preferred stock, for the applicable period. On December 31, 2009, the Company redeemed all outstanding shares of its Series C and D redeemable preferred stock for $25.9 million.
(3)	Book value per share is calculated by dividing shareholders’ equity, including redeemable preferred stock, by total outstanding shares.

Consolidated Results of Operations for Three Months Ended June 30, 2010 Compared to June 30, 2009

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2010 were $63.0 million, compared to $72.5 million for the same period in 2009, a decrease of 13.2%. The decrease was attributable to a $5.1 million decrease in annual premiums on voluntary policies written during the period, a $3.8 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters, a $0.6 million decrease in assumed premiums from mandatory pooling arrangements and a $0.1 million decrease in direct assigned risk premiums. The decrease from payroll audits and related premium adjustments includes a $1.0 million decrease in “earned but unbilled” (EBUB) premium.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2010 were $58.4 million, compared to $67.7 million for the same period in 2009, a decrease of 13.7%. The decrease was primarily attributable to the decline in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 8.0% for the second quarter of 2010, compared to 6.9% for the second quarter of 2009.

Net Premiums Earned. Net premiums earned for the second quarter of 2010 were $53.0 million, compared to $65.8 million for the same period in 2009, a decrease of 19.5%. The decrease was attributable to the decline in net premiums written in the previous four quarters.

Net Investment Income. Net investment income for the quarter ended June 30, 2010 was $6.7 million, compared to $7.0 million for the same period in 2009, a decrease of 4.4%. Average invested assets, including cash and cash equivalents, were $800.4 million in the quarter ended June 30, 2010, compared to an average of $808.6 million for the same period in 2009, a decrease of 1.0%. The pre-tax investment yield on our investment portfolio was 3.3% per annum during the quarter ended June 30, 2010, compared to 3.5% per annum for the second quarter of 2009. The tax-equivalent yield on our investment portfolio was 4.7% per annum for the quarter ended June 30, 2010, compared to 5.0% per annum for the same period in 2009. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended June 30, 2010 totaled $0.3 million. Net realized gains in the second quarter of 2010 primarily resulted from $0.3 million in gains from the sale of fixed maturity securities from the available-for-sale portfolio. There were minimal net realized gains in the second quarter of 2009 resulting from called fixed maturity securities.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $33.7 million for the three months ended June 30, 2010, compared to $40.2 million for the same period in 2009, a decrease of $6.5 million, or 16.2%. The current accident year losses and LAE incurred were $40.0 million, or 75.5% of net premiums earned, compared to $45.4 million for the second quarter of 2009. We recorded favorable prior accident year development of $6.3 million in the second quarter of 2010, compared to $5.2 million in the same period of 2009, as further discussed below in “Prior Year Development.” Our net loss ratio was 63.6% in the second quarter of 2010, compared to 61.1% in the same period of 2009.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2010 were $12.3 million, compared to $14.5 million for the same period in 2009, a decrease of 14.7%. This decrease was primarily due to a $0.7 million decrease in commission expense, a $0.7 million decrease in salaries and benefits, a $0.5 million decrease in premium taxes and a $0.5 million decrease in legal and professional expenses. Offsetting these expense reductions was a $0.4 million decrease in experience-rated commissions from our 2009 reinsurance agreement. Our expense ratio was 23.3% in the second quarter of 2010 compared to 22.0% in the second quarter of 2009.

Interest expense. Interest expense for the second quarter of 2010 was $0.4 million, compared to $0.4 million for the same period in 2009. Weighted average borrowings for both periods were $36.1 million, however the weighted average interest rate decreased to 4.3% per annum for the second quarter of 2010 from 5.1% per annum for the second quarter of 2009.

Income tax expense. Income tax expense for the three months ended June 30, 2010 was $3.0 million, compared to $4.6 million for the same period in 2009. The decrease was primarily attributable to a decline in pre-tax income to $13.4 million in the second quarter of 2010 from $18.3 million in the second quarter of 2009. The effective tax rate also decreased to 22.5% in the second quarter of 2010 from 25.0% in the second quarter of 2009. The effective tax rate for the second quarter of 2010 included a reduction of $0.1 million for the change in valuation allowance for deferred tax assets.

Consolidated Results of Operations for Six Months Ended June 30, 2010 Compared to June 30, 2009

Gross Premiums Written. Gross premiums written for the first half of 2010 were $124.1 million, compared to $152.0 million for the same period in 2009, a decrease of 18.3%. The decrease was attributable to a $16.6 million decrease in annual premiums on voluntary policies written during the period, a $10.4 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters, a $0.8 million decrease in assumed premiums from mandatory pooling arrangements and a $0.2 million decrease in direct assigned risk premiums. The decrease from payroll audits and related premium adjustments includes a $2.2 million decrease in “earned but unbilled” (EBUB) premium.

Net Premiums Written. Net premiums written for the six months ended June 30, 2010 were $114.8 million, compared to $141.9 million for the same period in 2009, a decrease of 19.1%. The decrease was primarily attributable to the decline in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 7.9% for the first half of 2010, compared to 6.9% for the first half of 2009.

Net Premiums Earned. Net premiums earned for the first half of 2010 were $108.0 million, compared to $135.8 million for the same period in 2009, a decrease of 20.4%. The decrease was attributable to the decline in net premiums written in the previous four quarters.

Net Investment Income. Net investment income for the first six months of 2010 was $13.2 million, compared to $14.4 million for the same period in 2009, a decrease of 7.9%. Average invested assets, including cash and cash equivalents, were $802.1 million in the six months ended June 30, 2010, compared to an average of $808.2 million for the same period in 2009, a decrease of 0.8%. The pre-tax investment yield on our investment portfolio was 3.3% per annum during the six months ended June 30, 2010, compared to 3.6% per annum during the same period in 2009. The tax-equivalent yield on our investment portfolio was 4.7% per annum for the first half of 2010, compared to 5.0% per annum for the same period in 2009. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the six months ended June 30, 2010 totaled $2.8 million. Net realized gains in the first half of 2010 primarily resulted from $2.8 million in gains from the sale of certain equity and fixed-maturity securities from the available-for-sale portfolio. There were minimal net realized gains in the first half of 2009 resulting from called fixed maturity securities.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $71.3 million for the six months ended June 30, 2010, compared to $87.3 million for the same period in 2009, a decrease of $16.0 million, or 18.3%. The current accident year losses and LAE incurred were $79.9 million, or 74.0% of net premiums earned, compared to $93.7 million, or 69.0% of net premiums earned, for the same period in 2009. The increase in the current accident year loss ratio was mainly driven by frequency. We recorded favorable prior accident year development of $8.6 million in the first half of 2010, compared to $6.4 million in the same period of 2009, as further discussed below in “Prior Year Development.” Our net loss ratio was 66.0% in the first half of 2010, compared to 64.3% in the same period of 2009.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the first half of 2010 were $24.8 million, compared to $29.2 million for the same period in 2009, a decrease of 15.0%. This decrease was primarily due to a $2.1 million decrease in commission expense, a $1.3 million decrease in insurance-related assessments, a $0.9 million decrease in premium taxes, a $0.7 million decrease in legal and professional expenses and a $0.5 million decrease in salaries and benefits. Offsetting these expense reductions were a $0.9 million decrease in experience-rated commissions from our 2009 reinsurance agreement and a $0.3 million decrease in income from the commutation of certain reinsurance contracts. Our expense ratio was 23.0% in the first half of 2010 compared to 21.5% in the same period of 2009.

Interest expense. Interest expense for the first six months of 2010 was $0.8 million, compared to $1.0 million for the same period in 2009. Weighted average borrowings for both periods were $36.1 million; however, the weighted average interest rate decreased to 4.2% per annum for the first half of 2010 from 5.3% per annum for the first half of 2009.

Income tax expense. Income tax expense for the six months ended June 30, 2010 was $5.4 million, compared to $8.4 million for the same period in 2009. The decrease was primarily attributable to a decrease in our effective tax rate to 19.8% for the six months ended June 30, 2010, compared to 25.4% for the same period in 2009. The effective rate for 2010 included a reduction of $1.0 million for the change in valuation allowance for deferred tax assets. The valuation allowance was established in the fourth quarter of 2008 at the time of impairment of certain securities. The sale of the impaired securities and other available-for-sale securities in the first half of 2010 resulted in a reduction in the valuation allowance, thereby reducing tax expense. Pre-tax income decreased to $27.1 million for the six months ended June 30, 2010, compared to $33.2 million for the same period in 2009.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities.

Net cash provided by operating activities was $10.4 million for the six months ended June 30, 2010, which represented a $1.7 million decrease from $12.1 million in net cash provided by operating activities for the six months ended June 30, 2009. This decrease in operating cash was attributable to a $10.5 million decrease in premiums collected, a $2.1 million increase in policyholder dividends paid, a $1.2 million decrease in net investment income, a $1.0 million increase in losses paid and a $0.7 million decrease in reinsurance recoveries. Offsetting these decreases in operating cash flow were a $8.0 million decrease in federal income taxes paid and a $5.5 million decrease in expense disbursements.

Net cash used in investing activities was $17.8 million for the first half of 2010, compared to $25.3 million for the same period in 2009. Cash provided by sales and maturities of investments totaled $80.7 million for the six months ended June 30, 2010, compared to $55.3 million for the same period in 2009. A total of $97.3 million in cash was used to purchase investments in the six months ended June 30, 2010, compared to $80.0 million in purchases for the same period in 2009.

Net cash used in financing activities in the six months ended June 30, 2010 was $5.6 million, compared to minimal net cash provided by financing activities for the same period in 2009. In the six months ended June, 30, 2010, repurchases of outstanding shares of our common stock totaled $6.6 million and proceeds from stock option exercises totaled $0.9 million.

In March 2010, the Company announced that its Board of Directors had approved a stock repurchase program. The program has an authorized limit of up to $25.0 million and, unless extended, expires on December 31, 2010. As of June 30, 2010, the Company had repurchased a total of 399,148 shares of its outstanding common stock for $6.6 million under the program. The Company may repurchase up to an additional $18.4 million under the program.

Investment Portfolio

As of June 30, 2010, our investment portfolio, including cash and cash equivalents, totaled $801.7 million, a decrease of 0.9% from June 30, 2009. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities,” was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

On January 1, 2008, we adopted FASB ASC Topic 820 that establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 7 of the financial statements, our securities available-for-sale are classified using Level 1 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825 for any financial assets or financial liabilities as of June 30, 2010.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2010, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$477,989	59.6%
U.S. agency-based mortgage-backed securities	69,856	8.7%
Commercial mortgage-backed securities	51,581	6.4%
U.S. Treasury securities and obligations of U.S. Government agencies	14,839	1.9%
Corporate bonds	56,530	7.1%
Asset-backed securities	6,760	0.8%
Long-term certificates of deposit	750	0.1%

Total fixed maturity securities—held-to-maturity	678,305	84.6%

Fixed maturity securities—available-for-sale:
Corporate bonds	6,027	0.8%

Total fixed maturity securities—available-for-sale	6,027	0.8%

Equity securities	2,666	0.3%
Cash and cash equivalents	50,138	6.3%
Short-term investments	64,586	8.0%

Total investments, including cash and cash equivalents	$801,722	100.0%

Our securities classified as available-for-sale are “marked to market” as of the end of each calendar quarter. As of that date, unrealized gains and losses are recorded to Accumulated Other Comprehensive Income, except when such securities are deemed to be other-than-temporarily impaired. For our securities classified as held-to-maturity, unrealized gains and losses are not recorded in the financial statements until realized or until a decline in fair value, below amortized cost, is deemed to be other-than-temporary.

In the three months ended June 30, 2010, we sold certain fixed maturity securities classified as available-for-sale. The carrying value of these securities at disposal was $7.8 million. Realized gains on the sale of these securities totaled $0.3 million. In the six months ended June 30, 2010, we sold certain equity and fixed maturity securities classified as available-for-sale. An other-than-temporary impairment had previously been recognized on the equity securities. The carrying value of these securities at disposal was $19.1 million. Realized gains on the sale of these securities totaled $2.8 million.

Prior Year Development

The Company recorded favorable prior accident year development of $6.3 million in the three months ended June 30, 2010. The table below sets forth the favorable or unfavorable development for the three and six months ended June 30, 2010 for accident years 2005 through 2009 and, collectively, for all accident years prior to 2005.

	Favorable/(Unfavorable) Development
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(in millions)
Accident Year
2009	$0.5	$0.1
2008	0.3	0.2
2007	2.7	3.3
2006	2.5	3.2
2005	—	0.3
Prior to 2005	0.3	1.5

Total net development	$6.3	$8.6

The table below sets forth the number of open claims as of June 30, 2010 and 2009, and the number of claims reported and closed during the three and six months then ended.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Open claims at beginning of period	4,445	4,601	4,511	4,793
Claims reported	1,439	1,344	2,653	2,602
Claims closed	(1,270)	(1,341)	(2,550)	(2,791)

Open claims at end of period	4,614	4,604	4,614	4,604

The number of open claims at June 30, 2010 increased by 10 claims, or 0.2%, as compared to the number of open claims at June 30, 2009. Efforts continue to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). Management believes that these efforts have contributed, in part, to the favorable prior accident year development recorded for the six months ended June 30, 2010.

At June 30, 2010, our case incurred amounts for certain accident years, particularly 2004, 2006 and 2007, have not developed to the degree management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our 24 years of historical claims data. However, as of June 30, 2010, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of these recent results for the 2004, 2006 and 2007 accident years. However, if actual results for current and future accident years are consistent with, or better than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the six months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2010 to January 31, 2010	0	—	0	—
February 1, 2010 to February 28, 2010	0	—	0	—
March 1, 2010 to March 31, 2010	70,039	$16.20	70,039	$23,900
April 1, 2010 to April 30, 2010	31,191	$16.27	31,191	$23,400
May 1, 2010 to May 31, 2010	213,059	$16.76	213,059	$19,800
June 1, 2010 to June 30, 2010	84,859	$16.80	84,859	$18,400

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc.

10.1	AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

August 6, 2010	/S/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2010	/s/ G. JANELLE FROST
G. Janelle Frost
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc.

10.1	AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002