Form 10-Q
period 2010-09-30
AMERISAFE INC
filed 2010-11-05
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of October 29, 2010, there were 18,434,928 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $710,280 and $678,905 in 2010 and 2009, respectively)	$675,052	$666,418
Fixed maturity securities—available-for-sale, at fair value (cost $9,999 and $0 in 2010 and 2009, respectively)	10,069	—
Equity securities—available-for-sale, at fair value (cost $2,430 and $14,424 in 2010 and 2009, respectively)	2,430	16,571
Short-term investments	63,702	54,308

Total investments	751,253	737,297
Cash and cash equivalents	54,816	63,188
Amounts recoverable from reinsurers	97,611	81,878
Premiums receivable, net	143,224	151,570
Deferred income taxes	32,898	28,489
Accrued interest receivable	8,436	7,165
Property and equipment, net	6,899	5,369
Deferred policy acquisition costs	18,651	18,128
Deferred charges	3,323	3,030
Federal income tax recoverable	4,064	7,415
Other assets	14,243	15,280

	$1,135,418	$1,118,809

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$541,319	$534,655
Unearned premiums	121,753	122,500
Reinsurance premiums payable	722	—
Amounts held for others	18,999	14,915
Policyholder deposits	39,992	40,857
Insurance-related assessments	34,360	40,072
Securities payable	584	2,979
Accounts payable and other liabilities	23,397	24,324
Subordinated debt securities	36,090	36,090

	817,216	816,392

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2010 and 2009; 19,047,394 and 18,879,846 shares issued and 18,434,928 and 18,879,846 shares outstanding in 2010 and 2009, respectively	190	189
Additional paid-in capital	179,284	176,868
Treasury stock at cost (612,466 shares in 2010 and none in 2009)	(10,373)	—
Accumulated earnings	148,691	122,632
Accumulated other comprehensive income, net	410	2,728

	318,202	302,417

	$1,135,418	$1,118,809

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Gross premiums written	$52,197	$55,119	$176,281	$207,085
Ceded premiums written	(5,334)	(4,051)	(14,576)	(14,115)

Net premiums written	$46,863	$51,068	$161,705	$192,970

Net premiums earned	$54,412	$58,133	$162,452	$193,926
Net investment income	6,569	6,877	19,784	21,231
Net realized (losses) gains on investments	(561)	1,956	2,284	1,999
Fee and other income	118	242	495	1,083

Total revenues	60,538	67,208	185,015	218,239

Expenses
Loss and loss adjustment expenses incurred	46,660	33,358	117,998	120,647
Underwriting and certain other operating costs	(834)	3,339	5,852	11,792
Commissions	4,087	3,865	12,079	13,975
Salaries and benefits	5,104	5,331	15,270	16,011
Interest expense	400	417	1,160	1,411
Policyholder dividends	252	201	726	523

Total expenses	55,669	46,511	153,085	164,359

Income before income taxes	4,869	20,697	31,930	53,880
Income tax expense	511	5,626	5,871	14,046

Net income	4,358	15,071	26,059	39,834

Net income available to common shareholders	$4,358	$15,071	$26,059	$39,834

Earnings per share
Basic	$0.24	$0.75	$1.39	$1.99

Diluted	$0.23	$0.74	$1.36	$1.95

Shares used in computing earnings per share
Basic	18,528,110	18,862,044	18,711,097	18,854,169

Diluted	18,982,574	19,273,287	19,155,258	19,247,406

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net income	$26,059	$39,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	772	902
Net amortization of investments	3,623	2,934
Deferred income taxes	(4,317)	4,766
Net realized gains on investments	(2,284)	(1,999)
Gain on sale of fixed assets	—	(1)
Share-based compensation	872	1,016
Changes in operating assets and liabilities:
Premiums receivable	8,346	(9,641)
Accrued interest receivable	(1,271)	(996)
Deferred policy acquisition costs and deferred charges	(815)	836
Other assets and federal income tax recoverable	4,388	(4,841)
Reserves for loss and loss adjustment expenses	6,664	12,805
Unearned premiums	(747)	(956)
Reinsurance balances	(15,011)	(22,830)
Amounts held for others and policyholder deposits	3,218	1,700
Accounts payable and other liabilities	(9,035)	(1,625)

Net cash provided by operating activities	20,462	21,904

Investing Activities
Purchases of investments held-to-maturity	(56,791)	(74,255)
Purchases of investments available-for-sale	(21,663)	—
Purchases of short-term investments	(62,047)	(38,138)
Proceeds from maturities of investments held-to-maturity	44,452	78,162
Proceeds from sales and maturities of investments available-for-sale	25,831	12,206
Proceeds from sales and maturities of short-term investments	52,514	10,496
Purchases of property and equipment	(2,302)	(967)
Proceeds from sales of property and equipment	—	2

Net cash used in investing activities	(20,006)	(12,494)

Financing Activities
Proceeds from stock option exercises	1,335	157
Tax benefit from share-based payments	210	21
Treasury shares purchased	(10,373)	—

Net cash (used in)/provided by financing activities	(8,828)	178

Change in cash and cash equivalents	(8,372)	9,588
Cash and cash equivalents at beginning of period	63,188	95,241

Cash and cash equivalents at end of period	$54,816	$104,829

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

Pursuant to the 2005 Restricted Stock Plan, 6,260 shares of restricted common stock granted in June 2009 and January 2010 to non-employee directors vested on June 15, 2010, the date of the annual shareholders meeting.

In June 2010, the Company’s shareholders approved an amendment to the AMERISAFE 2005 Non-Employee Director Restricted Stock Plan (the “2010 Restated Restricted Stock Plan”). On June 15, 2010, non-employee directors were granted 11,830 shares of restricted common stock in accordance with the 2010 Restated Restricted Stock Plan. The market value of the restricted shares granted was $0.2 million, and those restricted shares will vest at the next annual shareholders meeting.

During the nine months ended September 30, 2010, there were 139,902 stock options exercised. Related to these exercises, the Company received $1.3 million of stock option proceeds. During the nine months ended September 30, 2009, there were 17,400 stock options exercised. Related to these exercises, the Company received $0.2 million of stock option proceeds.

The Company recognized share-based compensation expense of $0.4 million in both the quarters ended September 30, 2010 and 2009. The Company recognized share-based compensation expense of $0.9 million in the nine months ended September 30, 2010, compared to $1.0 million for the same period in 2009.

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

Under the two-class method, net income is allocated between common stock and any securities other than common stock that are eligible to participate in dividends with common stock. Our redeemable preferred stock and unvested restricted stock qualified as “participating securities” under ASC Topic 260 in 2009. With redemption of the Series C and D preferred shares in December 2009, the two-class method is no longer applicable in 2010 for redeemable preferred stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except share and per share amounts)
Basic EPS:
Net income available to common shareholders	$4,358	$15,071	$26,059	$39,834

Portion allocable to common shareholders	100.0%	94.1%	100.0%	94.1%
Net income allocable to common shareholders	$4,358	$14,178	$26,059	$37,468

Basic weighted average common shares	18,528,110	18,862,044	18,711,097	18,854,169
Basic earnings per common share	$0.24	$0.75	$1.39	$1.99
Diluted EPS:
Net income allocable to common shareholders	$4,358	$14,178	$26,059	$37,468

Diluted weighted average common shares:
Weighted average common shares	18,528,110	18,862,044	18,711,097	18,854,169
Stock options	448,304	397,835	437,779	382,675
Restricted stock	6,160	13,408	6,382	10,562

Diluted weighted average common shares	18,982,574	19,273,287	19,155,258	19,247,406

Diluted earnings per common share	$0.23	$0.74	$1.36	$1.95

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Basic weighted average common shares	18,528,110	18,862,044	18,711,097	18,854,169
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	454,464	411,243	444,161	393,237

Weighted average participating common shares	18,982,574	19,273,287	19,155,258	19,247,406

Denominator:
Weighted average participating common shares	18,982,574	19,273,287	19,155,258	19,247,406
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	—	242,953	—	242,953
Weighted average common shares issuable upon conversion of Series D preferred shares	—	971,817	—	971,817

Weighted average participating shares	18,982,574	20,488,057	19,155,258	20,462,176

Portion allocable to common shareholders	100.0%	94.1%	100.0%	94.1%

Note 4. Investments

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at September 30, 2010 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities:
States and political subdivisions	$473,974	$25,962	$(397)	$499,539
U.S. agency-based mortgage-backed securities	63,859	4,072	(135)	67,796
Commercial mortgage-backed securities	51,576	3,337	—	54,913
U.S. Treasury securities and obligations of U.S. Government agencies	14,829	1,560	—	16,389
Corporate bonds	63,473	1,812	(64)	65,221
Asset-backed securities	6,591	19	(938)	5,672
Long-term certificates of deposit	750	—	—	750

Total fixed maturity securities	$675,052	$36,762	$(1,534)	$710,280

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at September 30, 2010 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities:
Corporate bonds	$9,999	$70	$—	$10,069
Equity securities	$2,430	$—	$—	$2,430

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at September 30, 2010, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
	(In thousands)
Less than one year	$65,298	$66,044
One to five years	236,581	245,766
Five to ten years	122,542	133,217
More than ten years	128,605	136,872
U.S. agency-based mortgage-backed securities	63,859	67,796
Commercial mortgage-backed securities	51,576	54,913
Asset-backed securities	6,591	5,672

Total	$675,052	$710,280

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at September 30, 2010, by contractual maturity, is as follows:

Remaining Time to Maturity	Cost	Fair Value
	(In thousands)
Less than one year	$—	$—
One to five years	8,778	8,821
Five to ten years	—	—
More than ten years	1,221	1,248
U.S. agency-based mortgage-backed securities	—	—
Commercial mortgage-backed securities	—	—
Asset-backed securities	—	—

Total	$9,999	$10,069

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes, as of September 30, 2010, the fair value of, and the amount of unrealized losses on, our investment securities, segregated by the time period each security has been in a continuous unrealized loss position:

	As of September 30, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$13,120	$36	$5,391	$360	$18,511	$396
U.S. agency-based mortgage-backed securities	—	—	4,782	135	4,782	135
Commercial mortgage-backed securities	—	—	—	—	—	—
U.S. Treasury securities and obligations of U.S. Government agencies	—	—	—	—	—	—
Corporate bonds	11,030	63	1,498	2	12,528	65
Asset-backed securities	—	—	4,851	938	4,851	938

Total held-to-maturity securities	24,150	99	16,522	1,435	40,672	1,534

Available-for Sale
Fixed maturity securities:
Corporate bonds	$—	$—	$—	$—	$—	$—
Equity securities	—	—	—	—	—	—

Total available-for-sale securities	—	—	—	—	—	—

Total	$24,150	$99	$16,522	$1,435	$40,672	$1,534

We regularly review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. We consider various factors in determining if a decline in the fair value of an individual security is other-than-temporary. The key factors we consider are:

•	any reduction or elimination of dividends, or nonpayment of scheduled principal or interest payments;

•	the financial condition and near-term prospects of the issuer of the applicable security, including any specific events that may affect its operations or earnings;

•	how long and by how much the fair value of the security has been below its cost or amortized cost;

•	any downgrades of the security by a rating agency;

•	our intent whether or not to sell the security;

•	the likelihood of being forced to sell the security before the recovery of its value; and

•	an evaluation as to whether there are any credit losses on debt securities.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We reviewed all securities with unrealized losses in accordance with the impairment policy described above. We determined that the unrealized losses in the fixed maturity securities portfolios related primarily to changes in market interest rates since the date of purchase and current conditions in the capital markets and the impact of those conditions on market liquidity and prices generally. We expect to recover the carrying value of these securities since management does not intend to sell the securities and it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. In addition, none of the unrealized losses on debt securities are considered credit losses.

In September 2010, we recorded an impairment charge for one equity security, whose fair value we determined was other-than-temporarily impaired. This charge is included in “Net realized gains (losses) on investments,” and totaled $0.7 million for the quarter ended September 30, 2010.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of September 30, 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The current quarter effective tax rate decreased significantly due to a higher percentage of tax-exempt interest relative to pre-tax earnings in the quarter ended September 30, 2010.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the quarters and nine months ended September 30, 2010 and 2009.

Tax years 2006 through 2009 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Note 6. Comprehensive Income

Comprehensive income was $4.6 million for the three months ended September 30, 2010, as compared to $16.5 million for the three months ended September 30, 2009. Comprehensive income was $23.7 million for the nine months ended September 30, 2010, as compared to $40.8 million for the same period in 2009. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax and in 2010, due to a change in the deferred tax asset valuation allowance of $0.8 million.

Note 7. Fair Value Measurements

We carry available-for-sale securities at fair value in our consolidated financial statements and determine fair value measurements and disclosure in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”

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

At September 30, 2010, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity	$1,340	$—	$—	$1,340
Securities available for sale—fixed maturity	$10,069	$—	$—	$10,069

In addition, the Company held common securities in unconsolidated variable interest entities of approximately $1.1 million, which are carried at cost. These variable interest entities are further discussed below in Note 9.

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

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	As of September 30, 2010		As of December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Fixed maturity securities—held-to-maturity	$675,052	$710,280	$666,418	$678,905
Fixed maturity securities—available-for-sale	10,069	10,069	—	—
Equity securities	2,430	2,430	16,571	16,571
Cash and cash equivalents	54,816	54,816	63,188	63,188
Short-term Investments	63,702	63,702	54,308	54,308
Liabilities:
Subordinated debt securities:
ACT I	10,310	10,310	10,310	10,310
ACT II	25,780	25,780	25,780	25,780

Note 8. Treasury Stock

In March 2010, the Company announced that its Board of Directors had approved a share repurchase program of its common stock. On November 4, 2010, the Company announced that its Board of Directors voted to renew the previously authorized share repurchase program by one year, to December 31, 2011. In addition, the Board authorized a new limit of up to $25 million effective October 1, 2010. During the three months ended September 30, 2010, 213,318 shares were purchased for $3.7 million, or an average price (including commissions) of $17.51 per share. During the nine months ended September 30, 2010, 612,466 shares were purchased for $10.4 million, or an average price (including commissions) of $16.94 per share.

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

Note 10. Recently Issued Accounting Pronouncements

On September 29, 2010, the Emerging Issues Task Force (“EITF”) Issue 09-G, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” was ratified by the FASB. This guidance changes the accounting for costs associated with acquiring or renewing insurance contracts in response to diversity in practice in the capitalization and amortization of those costs. Under the new guidance, deferrable costs will be limited to incremental direct costs of successful contract acquisition incurred with independent third parties and the portion of total employee compensation and payroll-related fringe benefits related to time spent performing specified acquisition activities (e.g., underwriting, policy issuance and processing) for successful acquisition efforts. Companies will have a choice between prospective and retrospective adoption. The new guidance will be effective for fiscal years beginning after December 15, 2011. Management estimates the effect of adoption of this new guidance on our consolidated financial position or results of operations to be between $2.0 million and $3.0 million, pre-tax.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2010 and 2009. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$52,197	$55,119	$176,281	$207,085
Net premiums earned	54,412	58,133	162,452	193,926
Net investment income	6,569	6,877	19,784	21,231
Total revenues	60,538	67,208	185,015	218,239
Total expenses	55,669	46,511	153,085	164,359
Net income	4,358	15,071	26,059	39,834
Diluted earnings per common share	$0.23	$0.74	$1.36	$1.95

Other Key Measures
Net combined ratio (1)	101.7%	79.3%	93.4%	84.0%
Return on average equity (2)	5.5%	19.3%	11.2%	17.8%
Book value per share (3)	$17.26	$15.94	$17.26	$15.94

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current period’s net premiums earned.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity, including redeemable preferred stock, for the applicable period. On December 31, 2009, the Company redeemed all outstanding shares of its Series C and D redeemable preferred stock for $25.9 million.
(3)	Book value per share is calculated by dividing shareholders’ equity, including redeemable preferred stock, by total outstanding shares.

Consolidated Results of Operations for Three Months Ended September 30, 2010 Compared to September 30, 2009

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2010 were $52.2 million, compared to $55.1 million for the same period in 2009, a decrease of 5.3%. The decrease was attributable to a $9.1 million decrease in annual premiums on voluntary policies written during the period, a $0.2 million decrease in assumed premium from mandatory pooling arrangements and a $0.2 million decrease in direct assigned risk premiums. These decreases were partially offset by a $6.6 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. Related premium adjustments include a $0.4 million decrease in “earned but unbilled” (EBUB) premium in the third quarter of 2010. In the third quarter of 2009, premium adjustments included a $5.4 million decrease in EBUB premium.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2010 were $46.9 million, compared to $51.1 million for the same period in 2009, a decrease of 8.2%. The decrease was primarily attributable to the decline in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 8.9% for the third quarter of 2010, compared to 6.5% for the third quarter of 2009.

Net Premiums Earned. Net premiums earned for the third quarter of 2010 were $54.4 million, compared to $58.1 million for the same period in 2009, a decrease of 6.4%. The decrease was attributable to the decline in net premiums written in the previous four quarters.

Net Investment Income. Net investment income for the quarter ended September 30, 2010 was $6.6 million, compared to $6.9 million for the same period in 2009, a decrease of 4.5%. Average invested assets, including cash and cash equivalents, were $803.4 million in the quarter ended September 30, 2010, compared to an average of $815.0 million for the same period in 2009, a decrease of 1.4%. The pre-tax investment yield on our investment portfolio was 3.3% per annum during the quarter ended September 30, 2010, compared to 3.4% per annum for the third quarter of 2009. The tax-equivalent yield on our investment portfolio was 4.6% per annum for the quarter ended September 30, 2010, compared to 4.7% per annum for the same period in 2009. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended September 30, 2010 totaled $0.6 million, compared to net realized gains of $2.0 million for the same period in 2009. Net realized losses in the third quarter of 2010 primarily resulted from an other-than-temporary impairment of $0.7 million on one equity security. Offsetting these losses were $0.1 million of realized gains from called fixed maturity securities and the sale of fixed maturity securities from the available-for-sale portfolio. Net realized gains in the third quarter of 2009 were attributable to $1.6 million in gains from the sale of certain equities and $0.3 million in gains from the sale of one asset-backed security.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $46.7 million for the three months ended September 30, 2010, compared to $33.4 million for the same period in 2009, an increase of $13.3 million, or 39.9%. The current accident year losses and LAE incurred were $52.0 million, or 95.5% of net premiums earned, compared to $40.1 million, or 69.0% of net premiums earned, for the same period in 2009. The increase in the current accident year loss ratio was mainly driven by frequency and severity. We recorded favorable prior accident year development of $5.3 million in the third quarter of 2010, compared to $6.7 million in the same period of 2009, as further discussed below in “Prior Year Development.” Our net loss ratio was 85.8% in the third quarter of 2010, compared to 57.4% in the same period of 2009.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2010 were $8.4 million, compared to $12.5 million for the same period in 2009, a decrease of 33.3%. This decrease was primarily due to a $2.4 million decrease in assessments and premium taxes. Assessments were decreased by rate reductions in certain loss-based assessments. Other decreases were a $1.8 million decrease in accounts receivable write-offs and a $0.2 million decrease in salaries and benefits. Offsetting these expense reductions was a $0.2 million increase in commission expense and a $0.4 million decrease in experience-rated commissions from our 2009 reinsurance agreement. Our expense ratio was 15.4% in the third quarter of 2010 compared to 21.6% in the third quarter of 2009.

Interest expense. Interest expense for the third quarter of 2010 was $0.4 million, compared to $0.4 million for the same period in 2009. Weighted average borrowings for both periods were $36.1 million, however the weighted average interest rate decreased to 4.4% per annum for the third quarter of 2010 from 4.6% per annum for the third quarter of 2009.

Income tax expense. Income tax expense for the three months ended September 30, 2010 was $0.5 million, compared to $5.6 million for the same period in 2009. The decrease was primarily attributable to a decline in pre-tax income to $4.9 million in the third quarter of 2010 from $20.7 million in the third quarter of 2009. The effective tax rate also decreased to 10.5% in the third quarter of 2010 from 27.2% in the third quarter of 2009. This decrease is due to the higher level of tax-exempt investment income relative to our lower pre-tax income. The effective tax rate for the third quarter of 2010 included an expense increase of $0.2 million for the change in valuation allowance for deferred tax assets.

Consolidated Results of Operations for Nine Months Ended September 30, 2010 Compared to September 30, 2009

Gross Premiums Written. Gross premiums written for the nine months ended September 30, 2010 were $176.3 million, compared to $207.1 million for the same period in 2009, a decrease of 14.9%. The decrease was attributable to a $25.7 million decrease in annual premiums on voluntary policies written during the period, a $3.8 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters, a $1.0 million decrease in assumed premiums from mandatory pooling arrangements and a $0.3 million decrease in direct assigned risk premiums. Related premium adjustments in 2010 include a $2.4 million decrease in “earned but unbilled” (EBUB) premium. Premium adjustments for the same period in 2009 included a $5.2 million decrease in EBUB premium.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2010 were $161.7 million, compared to $193.0 million for the same period in 2009, a decrease of 16.2%. The decrease was primarily attributable to the decline in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 8.2% for the nine months ended September 30, 2010, compared to 6.8% for the same period in 2009.

Net Premiums Earned. Net premiums earned for the nine months ended September 30, 2010 were $162.5 million, compared to $193.9 million for the same period in 2009, a decrease of 16.2%. The decrease was attributable to the decline in net premiums written in the previous four quarters.

Net Investment Income. Net investment income for the nine months ended September 30, 2010 was $19.8 million, compared to $21.2 million for the same period in 2009, a decrease of 6.8%. Average invested assets, including cash and cash equivalents, were $802.8 million in the nine months ended September 30, 2010, compared to an average of $810.8 million for the same period in 2009, a decrease of 1.0%. The pre-tax investment yield on our investment portfolio was 3.3% per annum during the nine months ended September 30, 2010, compared to 3.5% per annum during the same period in 2009. The tax-equivalent yield on our investment portfolio was 4.6% per annum for the nine months ended September 30, 2010, compared to 4.7% per annum for the same period in 2009. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the nine months ended September 30, 2010 totaled $2.3 million compared to $2.0 million for the same period in 2009. Net realized gains in the nine months ended September 30, 2010 primarily resulted from $3.0 million in gains from called fixed maturity securities and the sale of certain equity and fixed-maturity securities from the available-for-sale portfolio. These gains were offset by an other-than-temporary impairment of $0.7 million on one equity security. Net realized gains in the nine months ended September 30, 2009 primarily resulted from $1.6 million in gains from the sale of certain equities and $0.3 million in gains from the sale of one asset-backed security.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $118.0 million for the nine months ended September 30, 2010, compared to $120.6 million for the same period in 2009, a decrease of $2.6 million, or 2.2%. The current accident year losses and LAE incurred were $131.9 million, or 81.2% of net premiums earned, compared to $133.8 million, or 69.0% of net premiums earned, for the same period in 2009. The increase in the current accident year loss ratio was mainly driven by frequency and severity. We recorded favorable prior accident year development of $13.9 million for the nine months ended September 30, 2010, compared to $13.1 million in the same period of 2009, as further discussed below in “Prior Year Development.” Our net loss ratio was 72.6% for the nine months ended September 30, 2010, compared to 62.2% in the same period of 2009.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2010 were $33.2 million, compared to $41.8 million for the same period in 2009, a decrease of 20.5%. This decrease was primarily due to a $4.6 million decrease in assessments and premium taxes. Assessments were decreased by rate reductions in certain loss-based assessments. Other decreases were a $1.9 million decrease in commission expense, a $1.7 million decrease in accounts receivable write-offs, a $0.7 million decrease in salaries and benefits, a $0.7 million decrease in legal and professional expenses and a $0.3 million decrease in mandatory pooling arrangement fees. Offsetting these expense reductions was a $1.3 million decrease in experience-rated commissions from our 2009 reinsurance agreement and a $0.3 million decrease in income from the commutation of certain reinsurance contracts. Our expense ratio was 20.4% for the nine months ended September 30, 2010, compared to 21.5% in the same period of 2009.

Interest expense. Interest expense for the nine months ended September 30, 2010 was $1.2 million, compared to $1.4 million for the same period in 2009. Weighted average borrowings for both periods were $36.1 million; however, the weighted average interest rate decreased to 4.3% per annum for the nine months ended September 30, 2010 from 5.0% per annum for the nine months ended September 30, 2009.

Income tax expense. Income tax expense for the nine months ended September 30, 2010 was $5.9 million, compared to $14.0 million for the same period in 2009. The decrease was primarily attributable to a decrease in pre-tax income. Our effective tax rate was 18.4% for the nine months ended September 30, 2010, compared to 26.1% for the same period in 2009. This decrease is due to the higher level of tax-exempt investment income relative to our lower pre-tax income. The effective rate for 2010 included an aggregate reduction of $0.8 million for the change in valuation allowance for deferred tax assets. The sale of securities impaired in 2008 and the sale of other securities from the available-for-sale portfolio in 2010 resulted in a reduction in the valuation allowance of $1.0 million, thereby reducing tax expense. This reduction was offset by a $0.2 million valuation allowance recorded for one equity security impaired in the third quarter of 2010. Pre-tax income decreased to $31.9 million for the nine months ended September 30, 2010, compared to $53.9 million for the same period in 2009.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity and equity securities.

Net cash provided by operating activities was $20.5 million for the nine months ended September 30, 2010, which represented a $1.4 million decrease from $21.9 million in net cash provided by operating activities for the nine months ended September 30, 2009. This decrease in operating cash was attributable to a $12.3 million decrease in premiums collected, a $2.0 million increase in policyholder dividends paid, a $1.2 million decrease in net investment income and a $0.7 million decrease in reinsurance recoveries. Offsetting these decreases in operating cash flow were a $7.2 million decrease in federal income taxes paid, a $3.9 million decrease in losses paid and a $2.3 million decrease in expense disbursements.

Net cash used in investing activities was $20.0 million for the nine months ended September 30, 2010, compared to $12.5 million for the same period in 2009. Cash provided by sales and maturities of investments totaled $122.8 million for the nine months ended September 30, 2010, compared to $100.9 million for the same period in 2009. A total of $140.5 million in cash was used to purchase investments in the nine months ended September 30, 2010, compared to $112.4 million in purchases for the same period in 2009. A total of $2.3 million in cash was used to purchase property and equipment in the nine months ended September 30, 2010, compared to $0.1 million for the same period in 2009.

Net cash used in financing activities in the nine months ended September 30, 2010 was $8.8 million, compared to $0.2 million net cash provided by financing activities for the same period in 2009. In the nine months ended September, 30, 2010, repurchases of outstanding shares of our common stock totaled $10.4 million and proceeds from stock option exercises totaled $1.3 million.

In March 2010, the Company announced that its Board of Directors had approved a stock repurchase program. On November 4, 2010, the Company announced that its Board of Directors voted to renew the previously authorized share repurchase program by one year, to December 31, 2011. In addition, the Board authorized a new limit of up to $25 million effective October 1, 2010. As of September 30, 2010, the Company had repurchased a total of 612,466 shares of its outstanding common stock for $10.4 million under the program.

Investment Portfolio

As of September 30, 2010, our investment portfolio, including cash and cash equivalents, totaled $806.1 million, a decrease of 1.9% from September 30, 2009. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities,” was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2010, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$473,974	58.8%
U.S. agency-based mortgage-backed securities	63,859	7.9%
Commercial mortgage-backed securities	51,576	6.4%
U.S. Treasury securities and obligations of U.S. Government agencies	14,829	1.8%
Corporate bonds	63,473	7.9%
Asset-backed securities	6,591	0.8%
Long-term certificates of deposit	750	0.1%

Total fixed maturity securities—held-to-maturity	675,052	83.7%

Fixed maturity securities—available-for-sale:
Corporate bonds	10,069	1.2%

Total fixed maturity securities—available-for-sale	10,069	1.2%

Equity securities	2,430	0.3%
Cash and cash equivalents	54,816	6.8%
Short-term investments	63,702	8.0%

Total investments, including cash and cash equivalents	$806,069	100.0%

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

In the three months ended September 30, 2010, we sold certain fixed maturity securities classified as available-for-sale. The carrying value of these securities at disposal was $3.8 million. Realized gains on the sale of these securities totaled $0.1 million. In the nine months ended September 30, 2010, we sold certain equity and fixed maturity securities classified as available-for-sale. An other-than-temporary impairment had previously been recognized on the equity securities. The carrying value of these securities at disposal was $22.9 million. Realized gains on the sale of these securities totaled $2.9 million. Additionally, in the three and nine months ended September 30, 2010, we recognized an other-than-temporary impairment of $0.7 million on one equity security.

Prior Year Development

The Company recorded favorable prior accident year development of $5.3 million in the three months ended September 30, 2010. The table below sets forth the favorable or unfavorable development for the three and nine months ended September 30, 2010 for accident years 2005 through 2009 and, collectively, for all accident years prior to 2005.

	Favorable/(Unfavorable) Development
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(in millions)
Accident Year
2009	$(3.5)	$(3.3)
2008	0.4	0.6
2007	4.1	7.4
2006	2.1	5.3
2005	1.5	1.7
Prior to 2005	0.7	2.2

Total net development	$5.3	$13.9

The table below sets forth the number of open claims as of September 30, 2010 and 2009, and the number of claims reported and closed during the three and nine months then ended.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Open claims at beginning of period	4,614	4,604	4,511	4,793
Claims reported	1,748	1,400	4,401	4,002
Claims closed	(1,211)	(1,323)	(3,761)	(4,114)

Open claims at end of period	5,151	4,681	5,151	4,681

The number of open claims at September 30, 2010 increased by 470 claims, or 10.0%, as compared to the number of open claims at September 30, 2009. We partially attribute the increase in the number of claims to frequency and extended duration. Efforts continue to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). Management believes that these efforts have contributed, in part, to the favorable prior accident year development recorded for the nine months ended September 30, 2010.

At September 30, 2010, our case incurred amounts for certain accident years, particularly 2006, 2007 and 2009, have developed differently than management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our 24 years of historical claims data. However, as of September 30, 2010, actual results for certain accident years, particularly 2006 and 2007, have been better than our assumptions would have predicted. At the same time, actual results for accident year 2009 are higher than we predicted. We do not presently intend to modify our assumptions for establishing reserves in light of these recent results for the 2006, 2007 and 2009 accident years. Our historical claims data will reflect these changes and, over time, will impact the reserves we establish for future claims.

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

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
July 1, 2010 to July 31, 2010	830	$17.00	830	$18,300
August 1, 2010 to August 31, 2010	207,388	$17.51	207,388	$14,700
September 1, 2010 to September 30, 2010	5,100	$17.58	5,100	$25,000

Total	213,318		213,318

(1)	In March 2010, the Company’s Board of Directors approved a stock repurchase program. On November 4, 2010, the Company announced that its Board of Directors voted to renew the previously authorized share repurchase program by one year, to December 31, 2011. In addition, the Board authorized a new limit of up to $25 million effective October 1, 2010.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed August 6, 2010)

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

November 5, 2010	/s/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 5, 2010	/s/ G. JANELLE FROST
G. Janelle Frost
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed August 6, 2010)

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002