Form 10-K
period 2010-12-31
AMERISAFE INC
filed 2011-03-07
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $324.6 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of March 1, 2011, there were 18,195,979 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•

increased competition on the basis of types of insurance offered, premium rates, coverage availability, payment terms, claims management, safety services, policy terms, overall financial strength, financial ratings and reputation;

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

Hazardous industry employers tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target policyholders. For example, our construction employers on average paid premium rates equal to $7.36 per $100 of payroll to obtain workers’ compensation coverage for all of their employees in 2010.

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

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries.    We have extensive experience insuring employers engaged in hazardous industries and have a history of profitable underwriting in these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 92.7% in 2010, 91.8% in 2009 and 91.7% in 2008.

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

Specialized Underwriting Expertise.    Based on our 25-year history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools that support our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new and renewal business. We do not delegate underwriting authority to agencies that sell our insurance or to any other third party.

Comprehensive Safety Services.    We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention, and encourage safer workplaces by deploying experienced field safety professionals, or FSPs, to our policyholders’ worksites. In 2010, 87.5% of our new voluntary business policyholders were subject to pre-quotation safety inspections. Additionally, we perform periodic on-site safety surveys of all of our voluntary business policyholders.

Proactive Claims Management.    Our employees manage substantially all of our open claims in-house utilizing intensive claims management practices that emphasize a personalized approach, as well as quality, cost-effective medical treatment. As of December 31, 2010, open indemnity claims per field case manager (“FCM”) averaged 56 claims, which we believe is significantly less than the industry average. We also believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation and more rapidly close claims, all of which ultimately lead to lower overall claim costs.

Efficient Operating Platform.    Through extensive cost management initiatives we maintain one of the most efficient operations in the workers compensation industry. In 2010 our expense ratio was 21.0%. We believe the industry average expense ratio is significantly higher. We believe that during the current soft market cycle our markedly lower operating expense ratio has maximized our opportunity to produce an underwriting margin. While decreasing premiums earned puts pressure on our operational costs we have a competitive advantage over our competition in terms of operational expense.

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

Prudent and Opportunistic Geographic Expansion.    While we actively market our insurance in 33 states and the District of Columbia, 55.1% of our voluntary in-force premiums were generated in the seven states where we derived in each state 5% or more of our gross premiums written in 2010. We are licensed in an additional 14 states and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so.

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

Workers’ compensation was the fourth-largest property and casualty insurance line in the United States in 2009, according to the National Council on Compensation Insurance, Inc. (“NCCI”). Direct premiums written in 2009 for the workers’ compensation insurance industry were $41 billion, and direct premiums written for the property and casualty industry as a whole were $481 billion. According to the most recent market data reported by the NCCI, which is the official rating bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business were $13 billion in 2009.

Outlook.    We believe that current economic conditions will slightly improve our reported gross premiums written in 2011. In 2010, 64.9% of our gross premiums written was derived from policyholders in the construction, trucking and agriculture industries. As a result, our gross premiums written are, to a significant extent, dependent upon economic conditions in those industries, as well as upon economic conditions generally. Beginning in the latter part of 2007, economic activity slowed. During the latter part of 2010 we saw a bottoming and gradual increase of economic activity. We expect that economic activity will improve in 2011, but only in a gradual fashion. Additionally, negative premium audit adjustments were a significant headwind to gross premiums written. During the latter part of 2010 total premium adjustments were less negative and we expect continued improvement in those adjustments during 2011.

We further believe that the challenges presented by the impact of lower estimated loss costs adopted by a number of states in which we do business will abate. Estimated loss costs provide the basis upon which we calculate the premiums we charge for the insurance we write. Loss costs fluctuation is a part of the normal cyclicality of our industry, and we believe those loss costs will slowly begin to rise. However, we cannot predict the timing of any changes in the loss costs. Notwithstanding current market conditions, we will continue to focus on market segmentation, effective risk selection, expense management and overall underwriting profitability.

Policyholders

As of December 31, 2010, we had more than 8,700 voluntary business policyholders with an average annual workers’ compensation policy written premium of $28,621. As of December 31, 2010, our ten largest voluntary business policyholders accounted for 3.3% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 92.7% in 2010, 91.8% in 2009, and 91.7% in 2008.

In addition to our voluntary workers’ compensation business, we underwrite workers’ compensation policies for employers assigned to us and assume reinsurance premiums from mandatory pooling arrangements, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. We separately underwrite general liability insurance policies for our workers’ compensation policyholders in the logging industry on a select basis. Our assigned risk business fulfills our statutory obligation to participate in residual market plans in four states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2010, our assigned risk business accounted for 0.9% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 1.1% of our gross premiums written. Our general liability insurance business accounted for 0.5% of our gross premiums written for the year ended December 31, 2010.

Targeted Industries

We provide workers’ compensation insurance primarily to employers in the following targeted hazardous industries:

Construction.    Includes a broad range of operations such as highway and bridge construction, building and maintenance of pipeline and powerline networks, excavation, commercial construction, roofing, iron and steel erection, tower erection and numerous other specialized construction operations. In 2010, our average policy premium for voluntary workers’ compensation within the construction industry was $28,263, or $7.36 per $100 of payroll.

Trucking.    Includes a broad spectrum of diverse operations including contract haulers, regional and local freight carriers, special equipment transporters and other trucking companies that conduct a variety of short- and long-haul operations. In 2010, our average policy premium for voluntary workers’ compensation within the trucking industry was $32,044, or $8.59 per $100 of payroll.

Agriculture.    Includes crop maintenance and harvesting, grain and produce operations, nursery operations, meat processing, and livestock feed and transportation. In 2010, our average policy premium for voluntary workers’ compensation within the agriculture industry was $19,667, or $6.56 per $100 of payroll.

Logging.    Includes tree harvesting operations ranging from labor intensive chainsaw felling and trimming to sophisticated mechanized operations using heavy equipment. In 2010, our average policy premium for voluntary workers’ compensation within the logging industry was $16,248, or $15.30 per $100 of payroll.

Oil and Gas.    Includes various oil and gas activities including gathering, transportation, processing, production, and field service operations. In 2010, our average policy premium for voluntary workers’ compensation within the oil and gas industry was $36,383, or $5.58 per $100 of payroll.

Maritime.    Includes ship building and repair, pier and marine construction, inter-coastal construction, and stevedoring. In 2010, our average policy premium for voluntary workers’ compensation within the maritime industry was $45,248, or $7.84 per $100 of payroll.

Sawmills.    Includes sawmills and various other lumber-related operations. In 2010, our average policy premium for the sawmill industry was $21,024, or $10.49 per $100 of payroll.

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

Gross premiums written during the years ended December 31, 2010, 2009 and 2008, and the allocation of those premiums among the hazardous industries we target are presented in the table below.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2010	2009	2008	2010	2009	2008
	(In thousands)
Voluntary business:
Construction	$77,631	$99,262	$127,667	34.0%	38.7%	41.5%
Trucking	55,051	54,644	67,072	24.1%	21.3%	21.8%
Agriculture	15,433	15,260	16,487	6.8%	6.0%	5.3%
Logging	9,545	11,218	14,983	4.2%	4.4%	4.9%
Oil and Gas	9,049	11,212	13,308	4.0%	4.4%	4.3%
Maritime	7,055	7,049	8,642	3.1%	2.7%	2.8%
Sawmills	2,008	2,507	3,915	0.9%	1.0%	1.3%
Other	47,834	49,191	47,131	20.9%	19.2%	15.3%

Total voluntary business	223,606	250,343	299,205	98.0%	97.7%	97.2%

Assigned risk business	2,258	2,266	4,344	0.9%	0.8%	1.4%
Assumed premiums	2,561	3,845	4,291	1.1%	1.5%	1.4%

Total	$228,425	$256,454	$307,840	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 47 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with less than 11.3% of our gross premiums written in 2010 derived from any one state. The table below identifies, for the years ended December 31, 2010, 2009 and 2008, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the three years presented.

	Percentage of Gross Premiums Written Year Ended December 31,
State	2010	2009	2008
Louisiana	11.2%	10.7%	8.8%
Georgia	8.6%	9.3%	9.6%
Pennsylvania	7.6%	6.8%	5.6%
North Carolina	7.3%	7.2%	8.7%
Virginia	6.4%	6.0%	5.9%
Oklahoma	6.4%	7.7%	7.5%
Illinois	6.1%	7.0%	6.8%
Texas	4.4%	4.1%	4.5%
Minnesota	3.9%	3.7%	3.9%
Alaska	3.9%	3.4%	3.3%
South Carolina	3.5%	3.5%	4.1%
Wisconsin	3.5%	3.5%	3.3%
Kansas	3.3%	3.5%	2.9%
Arkansas	3.2%	2.8%	2.8%
Tennessee	2.9%	3.3%	3.5%
Florida	2.9%	2.5%	3.0%
Mississippi	2.5%	2.9%	3.6%

Sales and Marketing

We sell our workers’ compensation insurance through agencies. As of December 31, 2010, our insurance was sold through more than 3,500 independent agencies and our wholly-owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 28 states. We are selective in establishing and maintaining relationships with independent agencies that provide quality application flow from policyholders in our target industries and classes that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Our average commission rate for our independent agencies was 7.5% for the year ended December 31, 2010. We pay our insurance agency subsidiary a commission rate of 8.0%. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2010, independent agencies accounted for 92.9% of our voluntary in-force premiums, and no single independent agency accounted for more than 1.8% of our voluntary in-force premiums at that date.

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

Our underwriting department reviews the application to determine if the application meets our underwriting criteria and whether all required information has been provided. If additional information is required, the underwriting department requests additional information from the agency submitting it. This initial review process is generally completed within three days after the application is received by us. Once this initial review process is complete, our underwriting department requests that a pre-quotation safety inspection be performed.

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

We obtain approval of our rates, including our LCMs, from state regulatory authorities. To maintain rates at profitable levels, we regularly monitor and adjust our LCMs. The effective LCM for our voluntary business was 1.43 for policy year 2010, 1.45 for policy year 2009, and 1.46 for policy year 2008. If we are unable to charge rates in a particular state or industry to produce satisfactory results, we seek to control and reduce our premium volume in that state or industry and redeploy our capital in other states or industries that offer greater opportunity to earn an underwriting profit.

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our field safety professionals, or FSPs, travel to employers’ worksites to perform these safety inspections. These initial inspections allow our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2010, 87.5% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policyholders were not inspected prior to a premium quote for a variety of reasons, including small premium size or the fact that the policyholder was previously a policyholder subject to our safety inspections.

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

Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided. The FCM will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2010, we averaged 56 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our more than 25 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business, but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

In establishing reserves, we rely on the analysis of the more than 172,000 claims in our 25-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.

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

As of December 31, 2010, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $466.7 million, which includes $9.8 million in reserves for mandatory pooling arrangements as reported by the pool administrators. The estimate of our ultimate liability was derived from the process and methodology described above, which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates. We view our estimate of loss and DCC expenses as the most significant component of our reserve for loss and loss adjustment expenses.

Additional information regarding our reserve for unpaid loss and loss adjustment expenses (“LAE”) as of December 31, 2010, 2009, and 2008 is set forth below:

	2010	2009	2008
	(In thousands)
Gross case loss and DCC reserves	$412,720	$408,075	$375,098
AO reserves	14,919	14,873	16,732
Gross IBNR reserves	104,565	111,707	139,463

Gross unpaid loss, DCC and AO reserves	532,204	534,655	531,293
Reinsurance recoverables on unpaid loss and LAE	(65,536)	(60,435)	(56,596)

Net unpaid loss, DCC and AO reserves	$466,668	$474,220	$474,697

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by plus and minus 20%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2010 data, are summarized below.

Change in Paid LDFs	Change in Incurred LDFs	Resultant Change in Net Loss and DCC Reserve
		Amount ($)	Percentage
		(In thousands)
+20%	+20%	19,157	4.3%
+20%	0%	13,460	3.0%
+20%	–20%	7,778	1.8%
0%	+20%	6,211	1.4%
0%	–20%	(6,078)	(1.4)%
–20%	+20%	(5,915)	(1.3)%
–20%	0%	(13,017)	(2.9)%
–20%	–20%	(19,813)	(4.5)%

For our paid and incurred weighted severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by plus and minus 20%. The results of this sensitivity analysis, using December 31, 2010 data, are summarized below.

Change in Severity Trend	Resultant Change in Net Loss and DCC Reserve
	Amount ($)	Percentage
	(In thousands)
+20%	6,657	1.5%
–20%	(6,496)	(1.5)%

The Bornhuetter-Ferguson method estimates ultimate loss by averaging weighted severity paid or incurred losses and expected future paid or incurred development. To measure sensitivity, we changed this average by plus and minus 20%. The results of this sensitivity analysis, using December 31, 2010 data, are summarized below.

Change in Expected Losses	Resultant Change in Net Loss and DCC Reserve
	Amount ($)	Percentage
	(In thousands)
+20%	8,164	1.8%
–20%	(7,907)	(1.8)%

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2010, 2009 and 2008, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Balance, beginning of period	$534,655	$531,293	$537,403
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	60,435	56,596	74,925

Net balance, beginning of period	474,220	474,697	462,478

Add incurred related to:
Current year	179,022	185,201	196,776
Prior years	(21,634)	(21,885)	(20,387)

Total incurred	157,388	163,316	176,389

Less paid related to:
Current year	47,385	42,174	47,539
Prior years	117,555	121,619	116,631

Total paid	164,940	163,793	164,170

Net balance, end of period	466,668	474,220	474,697

Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	65,536	60,435	56,596

Balance, end of period	$532,204	$534,655	$531,293

Our gross reserves for loss and loss adjustment expenses of $532.2 million as of December 31, 2010 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2010, we had 5,129 open claims, with an average of $103,764 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2010, 5,800 new claims were reported, and 5,182 claims were closed.

In 2010, our gross reserves decreased from $534.7 million at December 31, 2009. The decrease in reserves was attributable to both the current accident year and prior accident years. The current accident year incurred losses amounted to less than 2009 but resulted in a higher loss ratio due to decreased earned premium. There was also $21.6 million of favorable development for prior accident years. As of December 31, 2009, we had 4,511 open claims, with an average of $118,523 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2009, 5,275 new claims were reported, and 5,557 claims were closed.

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

Loss Development

The table below shows the net loss development for business written each year from 2000 through 2010. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 2000, it was estimated that $86.2 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 2000, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $86.2 million as of December 31, 2000, by December 31, 2010 (ten years later) $74.1 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2000.

The “cumulative redundancy/(deficiency)” represents, as of December 31, 2010, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(In thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$86,192	$119,020	$152,908	$183,001	$243,256	$364,253	$412,366	$462,478	$474,697	$474,220	$466,668
Net reserve estimated as of:
One year later	96,801	123,413	155,683	196,955	265,138	362,026	402,876	442,091	452,812	452,587
Two years later	98,871	116,291	168,410	217,836	262,601	361,181	372,520	416,758	427,794
Three years later	92,740	119,814	187,225	218,217	262,427	346,914	359,590	396,492
Four years later	93,328	132,332	189,098	219,114	256,790	339,849	348,596
Five years later	101,417	134,836	190,161	214,304	250,586	335,158
Six years later	104,716	136,277	186,829	209,819	247,798
Seven years later	105,391	133,588	184,455	208,549
Eight years later	100,225	130,599	184,641
Nine years later	100,644	130,331
Ten years later	100,010
Net cumulative redundancy (deficiency)	$(13,818)	$(11,311)	$(31,733)	$(25,548)	$(4,542)	$29,095	$63,770	$65,986	$46,903	$21,634
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	51,470	51,114	66,545	73,783	40,514	110,369	105,408	116,631	121,619	117,555
Two years later	62,969	71,852	101,907	65,752	97,091	164,354	167,852	182,879	185,334
Three years later	70,036	84,341	73,391	99,829	124,785	201,393	203,502	217,137
Four years later	73,680	42,919	96,884	114,594	154,799	222,867	224,419
Five years later	38,939	59,194	110,475	136,497	167,092	237,699
Six years later	49,141	76,547	128,629	143,642	175,639
Seven years later	61,307	90,575	132,656	149,349
Eight years later	68,862	92,906	137,093
Nine years later	72,092	95,946
Ten years later	74,098
Net reserve— December 31	$86,192	$119,020	$152,908	$183,001	$243,256	$364,253	$412,366	$462,478	$474,697	$474,220	$466,668
Reinsurance recoverables	293,632	264,013	193,634	194,558	189,624	120,232	106,810	74,925	56,596	60,435	65,536

Gross reserve— December 31	$379,824	$383,033	$346,542	$377,559	$432,880	$484,485	$519,176	$537,403	$531,293	$534,655	$532,204

Net re-estimated reserve	$100,010	$130,331	$184,641	$208,549	$247,798	$335,158	$348,596	$396,492	$427,794	$452,587
Re-estimated reinsurance recoverables	390,467	357,971	283,784	228,471	188,326	124,108	116,136	84,434	70,362	78,401

Gross re-estimated reserve	$491,477	$488,302	$468,425	$438,290	$436,124	$459,266	$464,732	$480,926	$498,156	$530,988

Gross cumulative redundancy (deficiency)	$(110,653)	$(105,269)	$(121,883)	$(59,461)	$(3,244)	$25,219	$54,444	$56,477	$33,137	$3,667

Our net cumulative redundancy (deficiency) set forth in the table above is net of amounts recoverable from our reinsurers, including Reliance Insurance Company, one of our former reinsurers. In 2001, Reliance was placed under regulatory supervision by the Pennsylvania Insurance Department and was subsequently placed into liquidation. As a result, we recognized losses related to uncollectible amounts from Reliance of $0.5 million in 2007, $0.8 million in 2005, $0.3 million in 2004, $1.3 million in 2003, $2.0 million in 2002 and $17.0 million in 2001. No losses were recognized in 2009, 2008 and 2006.

Investments

We derive net investment income from our invested assets. As of December 31, 2010, the carrying value of our investment portfolio, including cash and cash equivalents, was $826.5 million and the fair value of the portfolio was $846.6 million.

Our board of directors has established investment guidelines. The principal priorities of our investment portfolio are to preserve capital and surplus and to provide liquidity. Additional priorities are to support our A.M. Best rating and to maximize after-tax income and total return. Our investment policy establishes limitations and guidelines relating to, for example, asset allocation, diversification, credit ratings and duration. We review our investment portfolio with the investment committee of our board of directors periodically for compliance with the policy.

In 2009, our fixed maturity portfolio was primarily managed by a registered advisory firm. Effective January 31, 2010, we began to internally manage our fixed maturity portfolio. We also internally manage our equity portfolio.

We classify the majority of our fixed maturity securities as “held-to-maturity,” we do not reflect any changes in fair value for these securities in our financial statements, unless such changes are deemed to be “other than temporary impairments,” in which case such impairments flow through our income statement within the category, “Net realized gains (losses) on investments.” The remainder of our fixed maturity securities and all of our equity securities are classified as “available-for-sale.” These investments are valued at fair market value each period, with changes in fair value flowing through other comprehensive income. We generally seek to limit our holdings in equity securities to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity, on a fair value basis.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investments” for further information on the composition and results of our investment portfolio.

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the effective interest rate for the year ended December 31, 2010 based on the carrying value of each category as of December 31, 2010:

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(In thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$466,898	56.5%	3.6%
U.S. agency-based mortgage-backed securities	62,090	7.5%	5.1%
Commercial mortgage-backed securities	51,571	6.2%	5.5%
U.S. Treasury securities and obligations of U.S. Government agencies	14,819	1.8%	4.0%
Corporate bonds	60,825	7.4%	3.4%
Asset-backed securities	6,392	0.8%	2.8%
Long-term certificates of deposit	750	0.1%	1.7%

Total fixed maturity securities—held-to-maturity	663,345	80.3%	3.9%

Fixed maturity securities—available-for-sale:
U.S. Treasury securities and obligations of U.S. Government agencies	5,840	0.7%	3.2%
Corporate bonds	15,809	1.9%	3.2%

Total fixed maturity securities—available-for-sale	21,649	2.6%	3.2%

Equity securities	1,773	0.2%	3.5%
Cash and cash equivalents	60,966	7.4%	0.2%
Short-term investments	78,770	9.5%	1.0%

Total investments, including cash and cash equivalents	$826,503	100%	3.3%

As of December 31, 2010, our fixed maturity securities had a carrying value of $685.0 million, which represented 82.9% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2010, the pre-tax accounting investment yield of our investment portfolio was 3.2% per annum.

The gross unrealized gains and losses on, and the cost and fair value of, our investment portfolio as of December 31, 2010 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturity securities, held-to-maturity	$663,345	$22,920	$(2,802)	$683,463
Fixed maturity securities, available-for-sale	21,865	26	(242)	21,649
Equity securities, available-for-sale	1,687	86	—	1,773

Totals	$686,897	$23,032	$(3,044)	$706,885

The amortized cost for the fixed maturity securities classified as held-to-maturity includes an unamortized gain of $0.5 million. This gain resulted in 2004 from the difference between each security’s par value and fair value at the date of transfer from available-for-sale to held-to-maturity and is being amortized as a yield adjustment over the respective life of each security.

As of December 31, 2010, the municipal bond component was 56.5% of the investment portfolio, including cash and short-term investments. The table below summarizes the top five geographic exposures as of December 31, 2010.

	Carrying Value	Percentage of Municipal Portfolio	Percentage of Total Portfolio
	(In thousands)
Louisiana	$129,149	27.7%	15.6%
Florida	47,286	10.1%	5.7%
Texas	41,990	9.0%	5.1%
Indiana	17,739	3.8%	2.2%
Washington	16,505	3.5%	2.0%
Other	214,229	45.9%	25.9%

	$466,898	100.0%	56.5%

Our largest insurance subsidiary is domiciled in Louisiana and companies are allowed an investment credit against premium taxes for varying levels of Louisiana assets.

The table below summarizes the credit quality of our investment portfolio, excluding our equity holdings, as of December 31, 2010, as determined by the middle rating of Moody’s, Standard and Poor’s, and Fitch.

Credit Rating	Percentage of Total Carrying Value
“AAA”	38.6%
“AA”	41.8%
“A”	12.5%
“BBB”	6.4%
“BB and below”	0.2%
“Unrated Securities”	0.5%

Total	100.0%

As of December 31, 2010, the average composite rating of our investment portfolio, excluding our equity holdings, was “AA.”

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2010.

Remaining Time to Maturity	As of December 31, 2010
	Carrying Value	Percentage
	(In thousands)
Less than one year	$71,738	10.5%
One to five years	235,923	34.4%
Five to ten years	138,070	20.2%
More than ten years	119,210	17.4%
U.S. agency-based mortgage-backed securities	62,090	9.1%
Commercial mortgage-backed securities	51,571	7.5%
Asset-backed securities	6,392	0.9%

Total	$684,994	100.0%

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

2011 Excess of Loss Reinsurance Treaty Program

Effective January 1, 2011, we entered into a new excess of loss reinsurance treaty program related to our voluntary and assigned risk business that applies to losses incurred between January 1, 2011 and the date on which our reinsurance agreements are terminated. Our reinsurance treaty program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to a maximum of $10.0 million for that claimant, subject to applicable deductibles, retentions and aggregate limits. We have 15 reinsurers participating in our 2011 reinsurance treaty program. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or letters of credit. If security is required because of a ratings downgrade, the form of security must be mutually agreed to between the reinsurer and us.

Our 2011 reinsurance treaty program provides coverage in the following three layers:

•

First Layer.    This layer is part of our 2011 reinsurance treaty program, and is a three-year structured product. It covers losses incurred between January 1, 2011 and January 1, 2014. The treaty affords coverage in two parts up to $4.0 million for each loss occurrence in excess of $1.0 million. Before our reinsurers are obligated to reimburse us under this layer, we are subject to an annual aggregate deductible of 6.5% of subject earned premium under the first part of this coverage and $13.1% of subject earned premium under the second part of this coverage. The limit under the first part of this coverage for all claims, including certain terrorism claims, is 6.6% of subject earned premium in any one year and 13.2% of subject earned premium in the aggregate for all three years covered by this layer. The limit under the second part of this coverage for all claims, including certain terrorism claims, is 6.6% of subject earned premium in the aggregate for all three years covered by this layer.

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

The agreement for both parts of the first layer will terminate on January 1, 2014, the agreement for the second layer will terminate on January 1, 2012 and the third layer of coverage will terminate on January 1, 2012. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements.

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

The table below sets forth the reinsurers participating in our 2011 reinsurance program:

Reinsurer	A.M. Best Rating
Alterra Reinsurance USA Inc.	A
Arch Reinsurance Company	A
Aspen Insurance UK Limited	A
Hannover Reinsurance (Ireland) Limited	A
Hannover Ruckversicherung AG	A
Lloyd’s Syndicate 0435 FDY	A
Lloyd’s Syndicate 566 QBE Underwriting Limited	A
Lloyd’s Syndicate 1400 DRE	A
Lloyd’s Syndicate 1955 BAR	A
Lloyd’s Syndicate 2003	A
Lloyd’s Syndicate 4472 LIB	A
Lloyd’s Syndicate 5151 MRE	A
Minnesota Workers’ Compensation Reinsurance Association	NR
Munich Reinsurance America, Inc.	A+
Tokio Millennium Re Ltd	A+

Due to the nature of reinsurance, we have receivables from reinsurers that apply to accident years prior to 2010. The table below summarizes our amounts recoverable from reinsurers as of December 31, 2010.

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2010
		(In thousands)
Hannover Reinsurance (Ireland) Limited (1)	A	$21,388
Odyssey America Reinsurance Corporation	A	14,992
Aspen Insurance Limited	A	14,191
Minnesota Workers’ Compensation Reinsurance Association (1)	NR	8,250
Clearwater Insurance Company	A–	7,078
St. Paul Fire and Marine Insurance Company	A+	6,703
Finial Reinsurance Company	A–	5,988
SCOR Reinsurance Company	A	5,297
American National Insurance Company	A	1,259
Clearwater Select Insurance Company	A	1,237
Harrington Syndicate 2000	A	1,008
Other (31 reinsurers)	–	7,742

Total		$95,133

(1)	Current participant in our 2011 reinsurance program.

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

For insured losses in 2010, each insurance company is responsible for a statutory deductible under the 2007 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2011, the U.S. Federal Government will reimburse 85% of an insurance company’s covered losses over the statutory deductible. In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceed $100.0 million for any act of terrorism occurring in 2011. However, there is no relief from the requirement under the 2007 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.

Under the 2007 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in their workers’ compensation policies. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological, radioactive or chemical agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our 2011 reinsurance treaty program that affords coverage for up to $50 million for losses arising from terrorism but excluding nuclear, biological, radiological and chemical attacks, subject to the deductibles, retentions, definitions and aggregate limits.

Technology

We view our internally developed and purchased management information systems as an integral part of our operations and make a substantial ongoing investment in improving our systems. We provide our field premium auditors, field safety professionals and field case managers with computer and communication equipment to more timely and efficiently complete the underwriting process. This technology also helps to facilitate communication and to report and monitor claims. All of our systems development and infrastructure operation and maintenance are performed by our information technology professionals, with limited assistance from outside vendors.

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

Our competitive advantages include our safety service and claims management practices, our A.M. Best rating and our ability to reduce claims through implementation of our work safety programs. In addition, we believe that our insurance is competitively priced and our premium rates are typically lower than those for policyholders assigned to the state insurance pools, allowing us to provide a viable alternative for policyholders in those pools.

Employees

As of December 31, 2010, we had 423 full-time employees and one part-time employee. None of our employees are subject to collective bargaining agreements. We believe that our employee relations are good.

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

Insurance agencies are also subject to regulation and supervision by the state insurance departments in the states in which they are licensed. Our wholly owned subsidiary, Amerisafe General Agency, Inc., is licensed as an insurance agent in 28 states and as a managing general insurance agency in 14 states. Amerisafe General Agency is domiciled in Louisiana and is primarily subject to regulation and supervision by the Louisiana Department of Insurance, which regulates the solicitation of insurance and the qualification and licensing of agents and agencies that may desire to conduct business in Louisiana.

State Insurance Department Examinations

We are subject to periodic examinations by state insurance departments in the states in which we operate. Both Louisiana and Texas insurance departments generally examine its domiciliary insurance companies on a triennial basis. American Interstate Insurance Company and Silver Oak Casualty, Inc. underwent an examination in 2009 that covered calendar years 2006 through 2008. American Interstate of Texas underwent an examination in 2010 that covered calendar year 2009.

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

Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. We utilize both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. In 2010, we had assigned risks in four states: Alabama, Alaska, North Carolina and Virginia.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in the applicable state. Our recoveries from state-managed trust funds for the years ended December 31, 2010, 2009 and 2008 were $4.7 million, $7.2 million and $4.5 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2010, 2009 and 2008 was $2.5 million, $3.7 million and $3.8 million, respectively.

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

Federal Law and Regulations

As of December 31, 2010, we derived 2.3% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act, or the USL&H Act, and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.

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

Under Louisiana law, American Interstate and Silver Oak Casualty are each required to maintain minimum capital and surplus of $3.0 million. Under Texas law, American Interstate of Texas is required to maintain minimum capital and surplus of $5.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on the various risk factors related to it. As of December 31, 2010, American Interstate, Silver Oak Casualty, and American Interstate of Texas exceeded the minimum risk-based capital requirements.

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

The 2010 IRIS results for Silver Oak Casualty were within expected values. Of the 13 ratios, the investment yield ratio for American Interstate Insurance Company and American Interstate Insurance Company of Texas was outside the expected range by one tenth and two tenths of a percent, respectively. This occurred because current low interest rates affected the reinvestment rate for their portfolios.

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

Executive Officers of the Registrant

The table below sets forth information about our executive officers and key employees as of March 1, 2011.

Name	Age	Position

Executive Officers

C. Allen Bradley, Jr.	59	Chairman and Chief Executive Officer

Geoffrey R. Banta	61	President and Chief Operating Officer

G. Janelle Frost	40	Executive Vice President and Chief Financial Officer

Brendan D. Gau	36	Executive Vice President and Chief Investment Officer

Craig P. Leach	61	Executive Vice President, Sales and Marketing

Todd R. Walker	54	Executive Vice President, General Counsel and Secretary

Key Employees

Allan E. Farr	52	Senior Vice President, Enterprise Risk Management

Vincent J. Gagliano	38	Senior Vice President, Information Technology

Kelly R. Goins	45	Senior Vice President, Underwriting Operations

Cynthia P. Harris	57	Senior Vice President, Human Resources/Client Services

Leon J. Lagneaux	59	Senior Vice President, Safety Operations

Henry O. Lestage, IV	50	Senior Vice President, Claims Operations

C. Allen Bradley, Jr. has served as Chairman of our board of directors since October 2005, our Chief Executive Officer since December 2003 and a Director since June 2003. From November 2002 to August 2010 he served as President and from November 2002 until December 2003 he served as our Chief Operating Officer. Since joining our company in 1994, Mr. Bradley has had principal responsibility for the management of our underwriting operations (December 2000 through June 2005) and safety services (September 2000 through November 2002) and has served as our General Counsel (September 1997 through December 2003) and Secretary (September 1997 through November 2002). Prior to joining our company, he was engaged in the private practice of law.

Geoffrey R. Banta has served as our President since August 2010 and Chief Operating Officer since November 2008. From December 2003 to October 2008, he served as Executive Vice President and Chief Financial Officer. Prior to joining our company in 2003, he held the positions of President and Chief Executive Officer from 2001 until November 2003, and Chief Operating Officer from 1996 until 2001, at Scruggs Consulting, an actuarial and management consulting firm. From 1994 to 1996, Mr. Banta was Chief Financial Officer of the Atlanta Casualty Companies, an issuer of non-standard auto insurance.

G. Janelle Frost has served as our Executive Vice President and Chief Financial Officer since November 2008. Prior to becoming Chief Financial Officer, Ms. Frost served as Controller from May 2004 to November 2008 and Vice President from May 2006 to November 2008. She has been employed with our company since 1992 and served as Assistant Vice President from May 2004 to May 2006 and Deputy Controller from 1998 to April 2004.

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

We principally offer workers’ compensation insurance. We have no current plans to focus our efforts on offering other types of insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. Negative developments in the workers’ compensation insurance industry could have a greater effect on insurance companies that do not sell multiple types of insurance.

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

Our pre-tax income for any period is impacted by establishing reserves for new claims as well as changes in estimates for previously reported losses. Our focus on writing workers’ compensation insurance for employers engaged in hazardous industries results in our experiencing fewer, but more severe, claims. The ultimate cost of resolving severe claims is difficult to predict, particularly in the period shortly after the injury occurs. Substantial judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical data can be impacted by external forces, principally frequency and severity of unreported claims, length of time to achieve ultimate settlement of claims, inflation in medical costs and wages, insurance policy coverage interpretations, jury determinations, and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If there are unfavorable changes affecting our assumptions, our reserves may need to be increased. When a reserve estimate is increased, the change decreases pre-tax income by a corresponding amount.

A decline in the level of business activity of our policyholders, particularly those engaged in the construction, trucking and agricultural industries, could negatively affect our earnings and profitability.

In 2010, 64.9% of our gross premiums written were derived from policyholders in the construction, trucking and agriculture industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in the construction, trucking and agricultural industries and upon economic conditions generally.

Economic activity began to decline in the latter part of 2007 and this decline continued through 2008 and 2009. We believe this slowdown showed signs of abatement in the latter part of 2010. We believe that it is unclear whether the improvement in late 2010 will continue in 2011. If economic conditions deteriorate in 2011 our reported gross premiums written and revenues could be adversely impacted.

Current economic conditions could adversely affect our financial condition and results of operations.

The economic downturn experienced throughout the United States is expected to continue in 2011. Negative trends in business investment, consumer confidence and spending, the significant declines and volatility of the capital markets, the availability of credit and the rate of unemployment can adversely affect our business. A prolonged economic downturn could adversely impact our future growth and profitability. Although we continue to closely monitor market conditions, we cannot predict future conditions or their impact on our premium volume, the value of our investment portfolio and our financial performance. As a result of these existing economic conditions, we could experience future decreases in business activity and incur additional realized and unrealized losses in our investment portfolio, both of which could adversely affect our financial condition and results of operations.

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

Investment income is an important component of our net income. As of December 31, 2010, our investment portfolio, including cash and cash equivalents, had a carrying value of $826.5 million. For the year ended December 31, 2010 we had $26.2 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our board of directors, and is made up predominately of fixed maturity securities and cash and cash equivalents. Although our investment guidelines emphasize capital preservation and liquidity, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Changes in interest rates could have an adverse effect on the value of our investment portfolio and future investment income. Unprecedented low interest rates experienced in 2010 and 2009 have had, and will continue to have, an adverse effect on our investment income. Additionally, changes in interest rates can expose us to prepayment risks on mortgage-backed securities included in our investment portfolio.

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

During 2010, we recorded an impairment charge for one equity security, whose fair value we determined was other-than-temporarily impaired. This charge is included in “Net realized gains (losses) on investments’ on our consolidated statement of income and totaled $0.7 million for the year ended December 31, 2010. We cannot assure you that our investment portfolio will not suffer additional other-than-temporary investment losses.

These and other factors affect the capital markets and, consequently, the value of our investment portfolio and our future investment income. Any significant decline in our investment income would adversely affect our revenues and net income.

If we are unable to obtain reinsurance on favorable terms, our ability to write policies could be adversely affected.

We purchase reinsurance to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Our 2011 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant, subject to applicable deductibles, retentions and aggregate limits. Our 2011 program calls for us to retain the first $1.0 million of each loss. For losses between $1.0 million and $5.0 million, we are subject to an annual aggregate deductible of 6.5% of subject earned premium before our reinsurers are obligated to reimburse us. The three year aggregate limit for all claims for losses between $1.0 million and $5.0 million is 13.2% of subject earned premium for Part A and 6.6% of subject earned premium for Part B. For losses between $5.0 million and $10.0 million, the three year aggregate limit for all claims for losses between $5.0 million and $10.0 million is $20.0 million. See “Business—Reinsurance.”

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

The 2011 reinsurance treaty program’s first casualty excess of loss layers will terminate on January 1, 2014. The second casualty excess of loss and casualty catastrophe layers will terminate on January 1, 2012. When our reinsurance treaty program is terminated and we enter into a new program, any decrease in the amount of reinsurance at the time we enter into a new program, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could adversely affect our business, financial condition and results of operations. We currently have 15 reinsurers participating in our reinsurance treaty program, and we believe that this is a sufficient number of reinsurers to provide us with the reinsurance coverage we require. However, it is possible that one or more of our current reinsurers could terminate participation in our program. Regarding the first casualty excess of loss treaty, it is possible that one or more of our current reinsurers could terminate continued participation in this loss layer. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements. In any of these events, if our reinsurance broker is unable to reallocate the terminated reinsurance among the remaining reinsurers in the program, it could take a significant period of time to identify and negotiate agreements with one or more replacement reinsurers. During this period, we would be exposed to an increased risk of loss, the extent of which would depend on the coverage previously provided by the terminated reinsurance.

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

In the past, we have been unable to recover amounts from our reinsurers. In 2001, Reliance Insurance Company, one of our former reinsurers, was placed under regulatory supervision by the Pennsylvania Insurance Department and was subsequently placed into liquidation. As a result, between 2001 and December 31, 2010, we recognized losses related to uncollectible amounts due from Reliance aggregating $21.8 million.

As of December 31, 2010, we had $95.1 million of recoverables from reinsurers. Of this amount, $52.6 million was unsecured. As of December 31, 2010, our largest recoverables from reinsurers included $21.4 million from Hannover Reinsurance (Ireland) Limited, $15.0 million from Odyssey America Reinsurance Company and $14.2 million from Aspen Insurance Limited. If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely impacted.

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

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2010, independent agencies produced 92.9% of our voluntary in-force premiums. No independent agency accounted for more than 1.8% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

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

At December 31, 2010, we participated in mandatory pooling arrangements in 19 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

We may have exposure to losses from terrorism for which we are required by law to provide coverage.

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2011 reinsurance treaty program affords limited coverage for up to $50.0 million for losses arising from terrorism, subject to applicable deductibles, retentions and aggregate limits.

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

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of March 1, 2011, there were 18,195,979 shares of our common stock outstanding. There were also outstanding options exercisable to purchase 1,267,698 shares of our common stock. All options vest 20% each year commencing on the first anniversary of the date of grant.

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

We own our approximately 60,000 square foot executive offices and 3,200 of warehouse space located in DeRidder, Louisiana. In addition, we lease an additional 12,808 square feet of office space in DeRidder, Louisiana, pursuant to a lease agreement that has been extended to March 31, 2011 at a rental rate of $12,300 per month. We also lease space at other locations for certain of our service and claims representatives.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF.” As of March 1, 2011, there were 23 holders of record of our common stock.

The table below sets forth the reported high and low sales prices of our common stock as quoted on the NASDAQ for the last two fiscal years.

	High	Low
2009
First Quarter	$21.97	$13.12
Second Quarter	$18.10	$14.26
Third Quarter	$18.02	$14.29
Fourth Quarter	$19.50	$16.35
2010
First Quarter	$18.31	$15.92
Second Quarter	$18.87	$15.50
Third Quarter	$18.98	$16.80
Fourth Quarter	$19.96	$17.50

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

Description of Capital Stock

AMERISAFE is authorized to issue 60,000,000 shares of capital stock, consisting of:

•	10,000,000 shares of preferred stock, par value $0.01 per share; and

•	50,000,000 shares of common stock, par value $0.01 per share.

As of March 1, 2011, 18,195,979 shares of common stock were outstanding. As of that date, there were no other shares of our capital stock outstanding.

Share Repurchases

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
October 1, 2010 to October 31, 2010	—	$—	—	$25,000
November 1, 2010 to November 30, 2010	15,000	$17.92	15,000	$24,731
December 1, 2010 to December 31, 2010	81,142	$17.99	81,142	$23,271

Total	96,142		96,142

(1)	In March 2010, the Company’s Board of Directors approved a stock repurchase program. On November 4, 2010, the Company announced that its Board of Directors voted to renew the previously authorized share repurchase program by one year, to December 31, 2011. In addition, the Board authorized a new limit of up to $25 million effective October 1, 2010.

Item 6.	Selected Financial Data.

The following tables summarize certain selected financial data that should be read in conjunction with our audited financial statements and accompanying notes thereto for the year ended December 31, 2010 included in this report and “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share data)
Income Statement Data
Gross premiums written	$228,424	$256,454	$307,841	$327,761	$332,491
Ceded premiums written	(20,549)	(20,158)	(19,650)	(20,215)	(19,950)

Net premiums written	$207,875	$236,296	$288,191	$307,546	$312,541

Net premiums earned	$218,881	$250,896	$289,493	$306,906	$299,303
Net investment income	26,242	28,014	30,998	30,208	25,383
Net realized gains (losses) on investments	2,449	2,033	(18,856)	147	7,389
Fee and other income	584	1,268	742	1,058	645

Total revenues	248,156	282,211	302,377	338,319	332,720

Loss and loss adjustment expenses incurred	157,388	163,316	176,389	198,531	199,484
Underwriting and certain other operating costs (1)	8,204	14,092	14,933	26,267	35,024
Commissions	16,350	18,418	20,592	20,352	19,030
Salaries and benefits	21,405	21,447	20,411	18,896	17,234
Interest expense	1,548	1,810	2,460	3,545	3,496
Policyholder dividends (2)	834	770	3,504	(367)	6,006

Total expenses	205,729	219,853	238,289	267,224	280,274

Income before taxes	42,427	62,358	64,088	71,095	52,446
Income tax expense	9,074	15,927	20,242	20,876	15,088

Net income	33,353	46,431	43,846	50,219	37,358
Redemption premium	—	(875)	—	—	—

Net income (loss) available to common shareholders	$33,353	$45,556	$43,846	$50,219	$37,358

Portion allocable to common shareholders (3)	100.0%	94.1%	94.0%	94.0%	88.6%
Net income (loss) allocable to common shareholders	$33,353	$42,869	$41,215	$47,211	$33,099

Diluted earnings per common share equivalent	$1.75	$2.22	$2.15	$2.47	$1.88
Diluted weighted average of common share equivalents outstanding	19,095,320	19,268,295	19,141,688	19,079,380	17,594,736
Selected Insurance Ratios
Current accident year loss ratio (4)	81.8%	73.8%	68.0%	67.8%	67.4%
Prior accident year loss ratio (5)	(9.9)%	(8.7)%	(7.1)%	(3.1)%	(0.8)%

Net loss ratio	71.9%	65.1%	60.9%	64.7%	66.6%
Net underwriting expense ratio (6)	21.0%	21.5%	19.3%	21.3%	23.8%
Net dividend ratio (2) (7)	0.4%	0.3%	1.2%	(0.1)%	2.0%

Net combined ratio (8)	93.3%	86.9%	81.4%	85.9%	92.4%

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$60,966	$63,188	$95,241	$47,329	$26,748
Investments	765,537	737,297	704,732	711,745	638,780
Amounts recoverable from reinsurers	95,133	81,878	67,763	77,272	109,603
Premiums receivable, net	122,618	151,570	156,567	152,150	144,384
Deferred income taxes	31,512	28,489	33,580	26,418	29,466
Deferred policy acquisition costs	17,400	18,128	20,289	18,414	18,486
Deferred charges	2,936	3,030	3,381	3,553	3,548
Total assets	1,128,134	1,118,809	1,107,833	1,061,853	994,146
Reserves for loss and loss adjustment expenses	532,204	534,655	531,293	537,403	519,178
Unearned premiums	111,494	122,500	137,100	138,402	137,761
Insurance-related assessments	33,898	40,072	42,505	42,234	40,886
Debt	36,090	36,090	36,090	36,090	36,090
Redeemable preferred stock (9)	—	—	25,000	25,000	25,000
Shareholders’ equity	325,223	302,417	253,272	208,570	158,784

(1)	Includes policy acquisition expenses and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.

(2)	In 2007, includes a net $1.3 million reduction of dividends accrued for policyholders in Florida. Florida law requires payment of dividends to Florida policyholders pursuant to a formula based on underwriting results from policies written in Florida in a consecutive three-year period.

(3)	Reflects the participation rights of our redeemable preferred stock, which was redeemed on December 31, 2009. See Note 12 to our audited financial statements.

(4)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.

(5)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.

(6)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.

(7)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.

(8)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.

(9)	Represents our Series C and Series D redeemable preferred stock. In November 2006, 250,000 shares of Series C preferred stock were converted into shares of common stock by the holders in connection with a secondary public offering of our common stock. Effective as of December 31, 2009, we redeemed all then-outstanding shares of Series C and Series D redeemable preferred stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2011 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

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

We actively market our insurance in 33 states and the District of Columbia through independent agencies, as well as through our wholly owned insurance agency subsidiary. We are also licensed in an additional 14 states and the U.S. Virgin Islands.

One of the key financial measures that we use to evaluate our operating performance is return on average equity. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity plus redeemable preferred stock. Our return on average equity was 10.6% in 2010, 16.0% in 2009 and 17.1% in 2008.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in other lines of business that pay claims more quickly. From December 31, 2005 to December 31, 2010, our investment portfolio, including cash and cash equivalents, increased from $582.9 million to $826.5 million and produced net investment income of $26.2 million in 2010, $28.0 million in 2009 and $31.0 million in 2008.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to protect us from the impact of large losses. Our reinsurance program for 2011 includes 15 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Our 2011 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant, subject to applicable deductibles, retentions and aggregate limits. Our 2011 program calls for us to retain the first $1.0 million of each loss. For losses between $1.0 million and $5.0 million, we are subject to an annual aggregate deductible of 6.5% of subject earned premium before our reinsurers are obligated to reimburse us. The aggregate limit for all claims for losses between $1.0 million and $5.0 million has two parts, as fully described in “Business—Reinsurance” in Item 1 of this report. For losses between $5.0 million and $10.0 million, the three year aggregate limit is 13.2% of subject earned premium. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

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

Our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. Severe claims, which we define as claims having an estimated ultimate cost of more than $0.5 million, usually have a material effect on each accident year’s loss reserves (and our reported results of operations) as a result of both the number of severe claims reported in any year and the timing of claims in the year. As a result of our focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies.

For example, for the five-year period ended December 31, 2010 we had recorded 178 severe claims, or an average of 36 severe claims per year for accident years 2006 through 2010. The number of severe claims reported in any one accident year as of December 31, 2010 ranges from a low of 31 in 2006 to a high of 40 in 2009. The average reported severity for these claims ranges from $0.7 million for the 2008 accident year to $1.1 million for the 2009 accident year. For the five accident years, these severe claims by themselves account for an average of 11.5 percentage points of our gross case loss and LAE ratio, measured at December 31, 2010.

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

Our gross reserves for loss and loss adjustment expenses at December 31, 2010, 2009 and 2008 were $532.2 million, $534.7 million and $531.3 million, respectively. As a percentage of gross reserves at year end, IBNR represented 19.6% in 2010, 20.9% in 2009 and 26.2% in 2008.

In 2010, we decreased our estimates for prior year loss reserves by $21.6 million. In 2009, we decreased our estimates for prior year loss reserves by $21.9 million. In 2008, we decreased our estimates for prior year loss reserves by $20.4 million.

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

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2010 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2010 and the other half in 2011. On a monthly basis, we also recognize net premiums earned from mandatory pooling arrangements.

We estimate the annual premiums to be paid by our policyholders when we issue the policies and record those amounts on our balance sheet as premiums receivable. We conduct premium audits on all of our voluntary business policyholders annually, upon the expiration of each policy, including when the policy is renewed. The purpose of these audits is to verify that policyholders have accurately reported their payroll expenses and employee job classifications, and therefore have paid us the premium required under the terms of the policies. The difference between the estimated premium and the ultimate premium is referred to as “earned but unbilled” premium, or EBUB premium. EBUB premium can be higher or lower than the estimated premium. EBUB premium is subject to significant variability and can either increase or decrease earned premium based upon several factors, including changes in premium growth, industry mix and economic conditions. Due to the timing of audits and other adjustments, the ultimate premium earned is generally not determined for several months after the expiration of the policy.

We review the estimate of EBUB premiums on a quarterly basis using historical data and applying various assumptions based on the current market, and we record an adjustment to premium, related losses, and expenses as warranted.

Net Investment Income and Net Realized Gains and Losses on Investments.    We invest our statutory surplus funds and the funds supporting our insurance liabilities in fixed maturity and equity securities. In addition, a portion of these funds are held in cash and cash equivalents to pay current claims. Our net investment income includes interest and dividends earned on our invested assets, and amortization of premiums and discounts on our fixed-maturity securities. We assess the performance of our investment portfolio using a standard tax equivalent yield metric. Investment income that is tax-exempt is increased by our marginal federal tax rate of 35% to express yield on tax-exempt securities on the same basis as taxable securities. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of other-than-temporary impairment. We classify the majority of our fixed maturity securities as held-to-maturity. We also have some fixed-maturity securities classified as available-for-sale, as are our equity securities. Net unrealized gains or losses on our equity securities are reported separately within accumulated other comprehensive income on our balance sheet.

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

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 25 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

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

Amounts Recoverable from Reinsurers.    Amounts recoverable from reinsurers represent the portion of our paid and unpaid loss and loss adjustment expenses that are assumed by reinsurers and related commissions due from reinsurers. These amounts are separately reported on our balance sheet as assets and do not reduce our reserves for loss and loss adjustment expenses because reinsurance does not relieve us of liability to our policyholders. We are required to pay claims even if a reinsurer fails to pay us under the terms of a reinsurance contract. We calculate amounts recoverable from reinsurers based on our estimates of the underlying loss and loss adjustment expenses, as well as the terms and conditions of our reinsurance contracts, which could be subject to interpretation. In addition, we bear credit risk with respect to our reinsurers, which can be significant because some of the unpaid loss and loss adjustment expenses for which we have reinsurance coverage remain outstanding for extended periods of time.

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

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Income Statement Data
Gross premiums written	$228,424	$256,454	$307,841
Ceded premiums written	(20,549)	(20,158)	(19,650)

Net premiums written	$207,875	$236,296	$288,191

Net premiums earned	$218,881	$250,896	$289,493
Net investment income	26,242	28,014	30,998
Net realized gains (losses) on investments	2,449	2,033	(18,856)
Fee and other income	584	1,268	742

Total revenues	248,156	282,211	302,377

Loss and loss adjustment expenses incurred	157,388	163,316	176,389
Underwriting and certain other operating costs (1)	8,204	14,092	14,933
Commissions	16,350	18,418	20,592
Salaries and benefits	21,405	21,447	20,411
Interest expense	1,548	1,810	2,460
Policyholder dividends	834	770	3,504

Total expenses	205,729	219,853	238,289

Income before taxes	42,427	62,358	64,088
Income tax expense	9,074	15,927	20,242

Net income	$33,353	$46,431	$43,846

Selected Insurance Ratios
Current accident year loss ratio (2)	81.8%	73.8%	68.0%
Prior accident year loss ratio (3)	(9.9)%	(8.7)%	(7.1)%

Net loss ratio	71.9%	65.1%	60.9%

Net underwriting expense ratio (4)	21.0%	21.5%	19.3%
Net dividend ratio (5)	0.4%	0.3%	1.2%
Net combined ratio (6)	93.3%	86.9%	81.4%

	As of December 31,
	2010	2009	2008
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$60,966	$63,188	$95,241
Investments	765,537	737,297	704,732
Amounts recoverable from reinsurers	95,133	81,878	67,763
Premiums receivable, net	122,618	151,570	156,567
Deferred income taxes	31,512	28,489	33,580
Deferred policy acquisition costs	17,400	18,128	20,289
Deferred charges	2,936	3,030	3,381
Total assets	1,128,134	1,118,809	1,107,833
Reserves for loss and loss adjustment expenses	532,204	534,655	531,293
Unearned premiums	111,494	122,500	137,100
Insurance-related assessments	33,898	40,072	42,505
Debt	36,090	36,090	36,090
Redeemable preferred stock (7)	—	—	25,000
Shareholders’ equity	325,223	302,417	253,272

(1)	Includes policy acquisition expenses, and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.

(2)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.

(3)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.

(4)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.

(5)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.

(6)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.

(7)	Represents our Series C and Series D redeemable preferred stock. Effective as of December 31, 2009, we redeemed all outstanding shares of Series C and Series D redeemable preferred stock.

Overview of Operating Results

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Gross Premiums Written.    Gross premiums written for 2010 were $228.4 million, compared to $256.5 million for 2009, a decrease of 10.9%. The decrease was attributable to a $28.2 million decrease in annual premiums on voluntary policies written during the period, a $1.3 million decrease in premiums from mandatory pooling arrangements, a $0.4 million decrease in direct assigned risk premiums and a $1.9 million increase in premiums resulting from payroll audits and related premium adjustments. Related premium adjustments in 2010 include a $2.5 million decrease in “earned but unbilled” (EBUB) premium. Premium adjustments for the same period in 2009 included a $6.0 million decrease in EBUB premium.

Net Premiums Written.    Net premiums written for 2010 were $207.9 million, compared to $236.3 million for 2009, a decrease of 12.0%. The decrease was primarily attributable to the decline in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 8.6% for 2010, compared to 7.4% for 2009. Ceded premiums earned for our lowest layer of reinsurance in 2010 and 2009 was based on a flat amount of premium, thus with a decrease in gross earned the percent increased.

Net Premiums Earned.    Net premiums earned for 2010 were $218.9 million, compared to $250.9 million for 2009, a decrease of 12.8%. The decrease was attributable to the decline in net premiums written offset by earnings from premiums written in the previous four quarters.

Net Investment Income.    Net investment income in 2010 was $26.2 million, compared to $28.0 million in 2009, a decrease of 6.3%. The pre-tax investment yield on our investment portfolio was 3.2% per annum for 2010, compared to 3.5% per annum for 2009. The tax-equivalent yield on our investment portfolio was 4.4% per annum for 2010, compared to 4.8% per annum for 2009. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate. Monthly average invested assets, including cash and cash equivalents, decreased 0.6%, from a monthly average of $811.9 million for 2009 to a monthly average of $806.7 million for 2010.

Net Realized Gains (Losses) on Investments.    Net realized gains on investments in 2010 totaled $2.4 million, compared to $2.0 million in 2009. Net realized gains in 2010 primarily resulted from $3.1 million in gains from called fixed-maturity securities and the sale of certain available-for-sale equity and fixed-maturity securities. These gains were offset by an other-than-temporary impairment of $0.7 million on one equity security. Net realized gains in 2009 were attributable to $1.7 million in gains from the sale of certain equities and $0.3 million in gains from the sale of one asset-backed security.

Loss and Loss Adjustment Expenses Incurred.    Loss and LAE incurred totaled $157.4 million for 2010, compared to $163.3 million for 2009, a decrease of $5.9 million, or 3.6%. The current accident year losses and LAE incurred were $179.0 million, or 81.8% of net premiums earned, compared to $185.2 million, or 73.8% of net premiums earned for 2009. The increase in the current accident year loss ratio was mainly driven by frequency and severity. However the higher current accident year loss ratio amounted to a decrease in losses incurred due to lower earned premiums. We recorded favorable prior accident year development of $21.6 million in 2010, compared to $21.9 million in 2009. This is further discussed below in “Prior Year Development.” Our net loss ratio was 71.9% for 2010, compared to 65.1% for 2009.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits.    Underwriting and certain other operating costs, commissions and salaries and benefits for 2010 were $46.0 million, compared to $54.0 million for 2009, a decrease of 14.8%. This decrease was primarily due to a $3.8 million decrease in insurance-related assessments, a $2.1 million decrease in commissions, a $1.7 million decrease in the provision for accounts receivable write-offs, a $0.5 million decrease in legal expenses and a $0.3 million decrease in mandatory pooling arrangement fees. Income from the commutation of certain reinsurance contracts commutations decreased $0.4 million. Salaries and benefits were flat overall. However, salary expense in 2010 included $1.2 million of additional compensation due to change in the forfeiture assumptions for options granted in November 2005 that fully vested in 2010. Our underwriting expense ratio decreased to 21.0% in 2010 from 21.5% in 2009.

Interest expense.    Interest expense for 2010 was $1.5 million, compared to $1.8 million for 2009. Weighted average borrowings for both periods were $36.1 million. The weighted average interest rate decreased to 4.3% per annum for 2010 from 4.9% per annum for 2009.

Income tax expense.    Income tax expense for 2010 was $9.1 million, compared to $15.9 million for 2009. The decrease was primarily attributable to a decrease in pre-tax income, from $62.4 million for 2009 to $42.4 million for 2010. The effective tax rate also decreased to 21.4% for 2010, compared to 25.5% for 2009. This decrease is due to the higher level of tax-exempt investment income relative to our lower pre-tax income. The rate decrease included a $0.9 million expense reduction in 2010 for the change in valuation allowance for deferred tax assets related to unrealized losses on our investment portfolio. In 2009, the effective rate included a $0.7 million expense reduction for deferred tax assets related to unrealized losses on our investment portfolio.

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

Net Investment Income.    Net investment income in 2009 was $28.0 million, compared to $31.0 million in 2008, a decrease of 9.6%. The change was attributable to a decrease in the tax-equivalent yield on our investment portfolio, to -3.7% per annum for 2009 from 5.3% per annum for 2008. The pre-tax investment yield on our investment portfolio was 3.5% per annum for 2009, compared to 4.0% per annum for 2008. Average invested assets, including cash and cash equivalents, increased 4.3%, from a monthly average of $778.4 million for 2008 to a monthly average of $811.9 million for 2009.

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

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $21.6 million in 2010 and $21.9 million in 2009. The table below sets forth the favorable or unfavorable development for accident years 2005 through 2009 and, collectively, all accident years prior to 2005.

	Favorable/(Unfavorable) Development for Year Ended December 31,
	2010	2009	2008
2009	$(3.4)	$—	$—
2008	4.7	(3.4)	—
2007	9.3	12.4	(10.0)
2006	6.3	5.8	16.1
2005	1.9	0.9	8.6
Prior to 2005	2.8	6.2	5.7

Total net development	$21.6	$21.9	$20.4

The table below sets forth the number of open claims as of December 31, 2010, 2009 and 2008, and the numbers of claims reported and closed during the years then ended.

	Twelve Months Ended December 31,
	2010	2009	2008
Open claims at beginning of period	4,511	4,793	5,300
Claims reported	5,800	5,275	6,324
Claims closed	(5,182)	(5,557)	(6,831)

Open claims at end of period	5,129	4,511	4,793

At December 31, 2010, our case incurred amounts for certain accident years, particularly 2006, 2007 and 2008, have not developed to the degree management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our 25 years of historical claims data. However, as of December 31, 2010, actual results for these three accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or better than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $164.9 million in 2010, $163.8 million in 2009 and $164.2 million in 2008. We fund claim payments out of cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio has increased from $582.9 million at December 31, 2005 to $826.5 million at December 31, 2010.

As discussed above under “—Overview,” we purchase reinsurance to protect us against severe claims and catastrophic events. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2011 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

Net cash provided by operating activities was $44.8 million in 2010, as compared to $27.3 million in 2009, and $64.9 million in 2008. Major components of cash provided by operating activities in 2010 were net premiums collected of $236.6 million, investment income collected of $30.6 million and amounts recovered from reinsurers of $3.8 million, offset by claim payments of $167.4 million, $49.2 million of operating expenditures, federal taxes paid of $6.5 million and dividends to policyholder paid of $3.2 million. Major components of cash provided by operating activities in 2009 were net premiums collected of $239.7 million, investment income collected of $32.1 million and amounts recovered from reinsurers of $5.4 million, offset by claim payments of $171.1 million, $59.1 million of operating expenditures, federal taxes paid of $18.8 million, and dividends to policyholders paid of $1.0 million. Major components of cash provided by operating activities in 2008 were net premiums collected of $282.3 million, investment income collected of $33.7 million and amounts recovered from reinsurers of $20.4 million, offset by claim payments of $183.4 million, $58.6 million of operating expenditures, federal taxes paid of $25.0 million, and dividends to policyholders paid of $4.5 million.

Net cash used in investing activities was $36.7 million in 2010, as compared to $33.8 million in 2009 and $17.3 million in 2008. In 2010, major components of net cash used in investing activities included investment purchases of $194.5 million and net purchases of furniture, fixtures and equipment of $3.2 million, offset by proceeds from sales and maturities of investments of $161.0 million. In 2009, major components of net cash used in investing activities included investment purchases of $186.4 million and net purchases of furniture, fixtures and equipment of $1.0 million, offset by proceeds from sales and maturities of investments of $153.6 million. In 2008, major components of net cash used in investing activities included investment purchases of $147.3 million and net purchases of furniture, fixtures and equipment of $1.3 million, offset by proceeds from sales and maturities of investments of $131.4 million.

Net cash used in financing activities was $10.4 million in 2010, as compared to net cash used in financing activities of $25.5 million in 2009 and net cash provided by financing activities of $0.3 million in 2008. Major components of cash used in financing activities in 2010 included $12.1 million for the purchase of treasury common stock, $1.5 million of proceeds from the exercise of stock options and $0.2 million of tax benefit from share-based compensation. Major components of cash used in financing activities in 2009 included $25.9 million for the redemption of all outstanding shares of Series C and D redeemable preferred stock and proceeds of $0.3 million from the exercise of stock options. Major components of cash provided by financing activities in 2008 included proceeds of $0.3 million from the exercise of stock options.

Interest on our outstanding subordinated notes accrues at a floating rate equal to the three-month LIBOR plus a marginal rate. Our $10.3 million of subordinated notes due 2034 have a marginal rate of 4.1%, and, as of

December 31, 2010, had an effective rate of 4.4%. These notes were prepayable at par beginning in January 2009. Our $25.8 million issuance of subordinated notes due 2034 have a marginal rate of 3.8% and, as of December 31, 2010, had an effective rate of 4.1%. These notes were prepayable at par beginning in April 2009.

In October 2007, the Company entered into an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank, NA. The agreement expired in October 2010. The Company renewed this agreement in the fourth quarter 2010 for an additional three years to mature in December of 2013. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR. The Company pays a fee of 3/8% ( three eighths of one percent ) on the unused portion of the loan in arrears quarterly for a fee of $75,000 annually, assuming the line of credit is not used during the calendar year. The line of credit is unsecured. At December 31, 2010, there were no outstanding borrowings.

On February 23, 2010, our board of directors authorized the repurchase of up to $25 million of outstanding shares of our common stock. On November 4, 2010, the previously authorized share repurchase program was renewed by one year, to December 31, 2011. In addition, our board authorized a new limit of up to $25 million effective October 1, 2010. As of December 31, 2010, we had repurchased a total of 708,608 shares of our outstanding common stock for $12.1 million. The purchases will continue to be affected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including American Interstate, Silver Oak Casualty and American Interstate of Texas. AMERISAFE’s primary assets are the capital stock of these insurance subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Based upon the prescribed calculation, the insurance subsidiaries could pay to AMERISAFE dividends of up to $22.0 million after March of 2011 without seeking regulatory approval. See “Business—Regulation—Dividend Limitations” in Item 1 of this report.

In March 2009, we commuted certain reinsurance agreements with Lincoln National Life Insurance Company (“Lincoln National”), Connecticut General Life Insurance Company (“Continental General”) and Phoenix Life Insurance Company (“Phoenix Life”) covering portions of the 1998 accident year. We received cash of $2.5 million in exchange for releasing Lincoln National, Connecticut General and Phoenix Life from their reinsurance obligations under the commuted agreements. As a result of the commutation, we recorded additional pre-tax income of approximately $0.3 million in the first quarter of 2009. Lincoln National remains obligated to subsidiaries of the Company under other reinsurance agreements.

In 2008, we commuted certain reinsurance agreements which resulted in pre-tax income of approximately $2.2 million. In total, we received $17.6 million in cash from commutations in 2008. The majority of that cash has been invested in tax-exempt fixed maturity securities.

Investment Portfolio

The principal priorities of our investment portfolio are to preserve capital and surplus and to provide liquidity. Additional priorities are to support our A.M. Best rating and to maximize after-tax income and total return. We presently expect to maintain sufficient liquidity from funds generated by operations to meet our anticipated insurance obligations and operating and capital expenditure needs. Excess funds from operations will be invested in accordance with our investment policy and statutory requirements.

We allocate our portfolio into four categories: cash and cash equivalents, short term investments, fixed maturity securities and equity securities. Cash and cash equivalents include cash on deposit, pooled short-term money market funds and certificates of deposit. Short-term investments include municipal securities, corporate securities and certificates of deposit with an original maturity greater than three months but less than one year. Our fixed maturity securities include obligations of the U.S. Treasury or U.S. agencies, obligations of states and their subdivisions, long-term certificates of deposit, U.S. Dollar-denominated obligations of the U.S. corporations, U.S. agency-based mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities.

Under Louisiana and Texas law, as applicable, each of American Interstate, Silver Oak Casualty and American Interstate of Texas is required to invest only in securities that are either interest-bearing or eligible for dividends, and must limit its investment in the securities of any single issuer to five percent of the insurance company’s assets. As of December 31, 2010, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security.

As of December 31, 2010, our investment portfolio, including cash and cash equivalents, totaled $826.5 million, an increase of 3.3% from December 31, 2009. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities. As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. The remainder of our fixed maturity securities and all of equity securities are classified as available-for-sale and reported at fair value.

On January 1, 2008, we adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 19 of the financial statements, our securities available-for-sale are classified using Level 1 and 2 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825, Financial Instruments, for any financial assets or financial liabilities in 2009 or 2010.

The composition of our investment portfolio, including cash and cash equivalents, as of December 31, 2010 is shown in the following table.

	Carrying Value	Percentage of Portfolio
	(In thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$466,898	56.5%
U.S. agency-based mortgage-backed securities	62,090	7.5%
Commercial mortgage-backed securities	51,571	6.2%
U.S. Treasury securities and obligations of U.S. Government agencies	14,819	1.8%
Corporate bonds	60,825	7.4%
Asset-backed securities	6,392	0.8%
Long-term certificates of deposit	750	0.1%

Total fixed maturity securities—held-to-maturity	663,345	80.3%

Fixed maturity securities—available-for-sale:
U.S. Treasury securities and obligations of U.S. Government agencies	5,840	0.7%
Corporate bonds	15,809	1.9%

Total fixed maturity securities—available-for-sale	21,649	2.6%

Equity securities (1)	1,773	0.2%
Cash and cash equivalents	60,966	7.4%
Short-term investments	78,770	9.5%

Total investments, including cash and cash equivalents	$826,503	100%

(1)	Equity securities represented 0.5% of shareholders’ equity as of December 31, 2010.

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

The following table summarizes the fair value of, and the amount of unrealized losses on, our investment securities, segregated by the time period each security has been in a continuous unrealized loss position as of December 31, 2010 and 2009:

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2010:
Fixed maturity securities	$86,643	$(1,517)	$12,185	$(1,527)
Equity securities	—	—	—	—
December 31, 2009:
Fixed maturity securities	$49,757	$(666)	$79,327	$(7,701)
Equity securities	—	—	1,910	(123)

We reviewed all securities with unrealized losses in accordance with the impairment policy described above. We determined that the unrealized losses in the fixed maturity securities portfolio related primarily to changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market liquidity and prices generally, and the transfer of the investments from the available-for-sale classification to the held-to-maturity classification in January 2004. We expect to recover the carrying value of these securities as it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. In addition, none of the unrealized losses on debt securities are considered credit losses.

In 2010, we recorded an impairment charge of $0.7 million related to one equity security. The impairment charge is included in “Net realized gains (losses) on investments” for 2010. We also sold certain equity securities classified as available-for-sale for which an other-than-temporary impairment had previously been recognized. The realized gain of $2.5 million on these previously impaired securities is included in “Net realized gains (losses) on investments” for 2010.

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

In 2008, we recorded aggregate impairment charges of $17.3 million with respect to two asset-backed securities, two equity securities and four value-based exchange traded funds in our investment portfolio. The impairment charges are included in “Net realized gains (losses) on investments” for 2008. Of the $17.3 million of impairment charges, $14.0 million related to four value-based exchange traded funds. The value of these securities fell throughout 2008 in line with other major indices during a volatile market cycle. As of December 31, 2008, the unrealized losses on these exchange-traded funds exceeded 35% of cost. While we believe some portion of the value will be regained as the economy recovers, such recoveries can not be determined to be in the near term. These securities were impaired using the market close price on the last day of the year. Also, impairments of $3.1 million related to one asset-backed security. We determined to impair this security because, among other things, the credit rating of the security had been downgraded to below investment grade, and the fair value of the security had been less than 80% of its amortized cost for ten consecutive months. We believe that the factors resulting in the impairment of this asset-backed security were generally specific to this security and do not impact our other investments. This security was impaired at fair value as of December 31, 2008 and subsequently sold in the third quarter of 2009.

The pre-tax investment yield on our investment portfolio was 3.2% per annum during the twelve months ended December 31, 2010, compared to 3.5% per annum during the same period in 2009.

Contractual Obligations and Commitments

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2010, the present value of these annuities was $88.6 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 17 to our consolidated financial statements in Item 8 of this report.

We lease equipment and office space under noncancelable operating leases. Future minimum lease payments at December 31, 2010, were as follows:

Year	Future Minimum Lease Payments
(In thousands)
2011	$221
2012	155
2013	73
2014	32
2015	4

$485

Rental expense was $0.5 million in 2010, $0.9 million in 2009 and $0.8 million in 2008.

The table below provides information with respect to our long-term debt and contractual commitments as of December 31, 2010.

Contractual Obligations		Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In thousands)
Subordinated notes (1)	$36,090	$—	$—	$—	$36,090
Loss and loss adjustment expenses (2)	532,204	187,100	203,991	79,338	61,775
Loss-based insurance assessments (3)	8,657	3,043	3,318	1,291	1,005
Capital lease obligations	42	42	—	—	—
Operating lease obligations	485	221	260	4	—
Purchase obligations	3,168	1,494	1,643	31	—

Total	$580,646	$191,900	$209,212	$80,664	$98,870

(1)	Amounts do not include interest payments associated with these obligations. Interest rates on our subordinated notes are variable and may change on a quarterly basis. See “—Liquidity and Capital Resources” above for further discussion of our subordinated notes.

(2)	The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2010 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense process, see “Business—Loss Reserves” in Item 1 of this report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the amounts shown in the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors— Risks Related to Our Business—Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Item 1A of this report for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.

(3)	We are subject to various annual assessments imposed by certain of the states in which we write insurance policies. These assessments are generally based upon the amount of premiums written or losses paid during the applicable year. Assessments based on premiums are generally paid within one year after the calendar year in which the policies are written, while assessments based on losses are generally paid within one year after the loss is paid. When we establish a reserve for loss and loss adjustment expenses for a reported claim, we accrue our obligation to pay any applicable assessments. If settlement of the claim is to be paid out over more than one year, our obligation to pay any related loss-based assessments extends for the same period of time. Because our reserves for loss and loss adjustment expenses are based on estimates, our accruals for loss-based insurance assessments are also based on estimates. Actual payments of loss and loss adjustment expenses may differ, perhaps materially, from our reserves. Accordingly, our actual loss-based insurance assessments may vary, perhaps materially, from our accruals.

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

We are also subject to credit risk with respect to our reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims and we might not collect amounts recoverable from our reinsurers. We address this credit risk by initially selecting reinsurers with an A.M. Best rating of “A-” (Excellent) or better and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment including commutation, novation or letters of credit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report.

Interest Rate Risk

Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. As of December 31, 2010, we had fixed maturity securities with a fair value of $705.1 million and a carrying value of $685.2 million. These securities are all subject to interest rate risk, but because we classify the majority of our fixed maturity securities as held-to-maturity, changes in fair values have a small effect on the carrying value of our portfolio. We manage our exposure to interest rate risk with respect to these securities by investing in investment-grade securities with moderate effective duration. At December 31, 2010, the effective duration of the total investment portfolio, including cash and short term investments, was 3.5 years.

We are also subject to interest rate risk on our subordinated debt securities, which have quarterly adjustable interest rates based on LIBOR plus a fixed margin. As such, fluctuations in interest rates have a direct effect on interest expense associated with our subordinated debt securities.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2010 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$646,920	$(58,192)	$682,857	$(2,353)	(0.7%)
100 basis point increase	675,168	(29,944)	683,957	(1,253)	(0.4%)
No change	705,112	—	685,210	—	—
100 basis point decrease	732,774	27,662	686,652	1,442	0.4%
200 basis point decrease	751,861	46,749	688,258	3,048	0.9%

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and shareholders’ equity. In order to minimize our exposure to equity price risk, we invest primarily in exchange traded funds representing broad, diversified portfolios. In addition, we limit the percentage of equity securities held in our investment portfolio to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity. As of December 31, 2010, the equity securities in our investment portfolio had a fair value of $1.8 million, representing 0.5% of shareholders’ equity on that date. See “Business—Investments” in Item 1 of this report.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors

AMERISAFE, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also include the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERISAFE, Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMERISAFE, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 7, 2011

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2010	2009
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $683,463 and $678,905 in 2010 and 2009, respectively)	$663,345	$666,418
Fixed maturity securities—available-for-sale, at fair value (cost $21,865 and $0 in 2010 and 2009, respectively)	$21,649	—
Equity securities—available-for-sale, at fair value (cost $1,687 and $14,424 in 2010 and 2009, respectively)	1,773	16,571
Short-term investments	78,770	54,308

Total investments	765,537	737,297
Cash and cash equivalents	60,966	63,188
Amounts recoverable from reinsurers	95,133	81,878
Premiums receivable, net	122,618	151,570
Deferred income taxes	31,512	28,489
Accrued interest receivable	7,704	7,165
Property and equipment, net	7,547	5,369
Deferred policy acquisition costs	17,400	18,128
Deferred charges	2,936	3,030
Federal income taxes recoverable	2,293	7,415
Other assets	14,488	15,280

	$1,128,134	$1,118,809

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$532,204	$534,655
Unearned premiums	111,494	122,500
Amounts held for others	22,667	14,915
Policyholder deposits	39,187	40,857
Insurance-related assessments	33,898	40,072
Accounts payable and other liabilities	20,653	24,324
Payable for investments purchased	6,718	2,979
Subordinated debt securities	36,090	36,090

	802,911	816,392
Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2010 and 2009; 19,060,649 and 18,895,246 issued and 18,352,041 and 18,895,246 shares outstanding shares in 2010 and 2009, respectively	191	189
Additional paid-in capital	180,884	176,868
Treasury stock at cost (708,608 shares in 2010 and none in 2009)	(12,102)	—
Accumulated earnings	155,985	122,632
Accumulated other comprehensive income	265	2,728

	325,223	302,417

	$1,128,134	$1,118,809

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	Year Ended December 31,
	2010	2009	2008
Revenues
Premiums earned	$218,881	$250,896	$289,493
Net investment income	26,242	28,014	30,998
Net realized gains (losses) on investments	2,449	2,033	(18,856)
Fee and other income	584	1,268	742

Total revenues	248,156	282,211	302,377

Expenses
Loss and loss adjustment expenses incurred	157,388	163,316	176,389
Underwriting and certain other operating costs	8,204	14,092	14,933
Commissions	16,350	18,418	20,592
Salaries and benefits	21,405	21,447	20,411
Interest expense	1,548	1,810	2,460
Policyholder dividends	834	770	3,504

Total expenses	205,729	219,853	238,289

Income before income taxes	42,427	62,358	64,088
Income tax expense	9,074	15,927	20,242

Net income	33,353	46,431	43,846
Redemption premium	—	(875)	—

Net income available to common shareholders	$33,353	$45,556	$43,846

Earnings per share
Basic	$1.79	$2.27	$2.19

Diluted	$1.75	$2.22	$2.15

Shares used in computing earnings per share
Basic	18,637,167	18,860,197	18,814,508

Diluted	19,095,320	19,268,295	19,141,688

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amounts
Balance at January 1, 2008	18,813,040	$188	—	—	$173,589	$33,230	$1,563	$208,570
Comprehensive income:
Net income	—	—	—	—	—	43,846	—	43,846
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(718)	(718)
Comprehensive income	—	—	—	—	—	—	—	43,128
Common stock issued upon exercise of options	27,896	—	—	—	251	—	—	251
Restricted common stock issued	15,666	—	—	—	269	—	—	269
Share-based compensation	—	—	—	—	1,015	—	—	1,015
Tax benefit of share-based compensation	—	—	—	—	39	—	—	39

Balance at December 31, 2008	18,856,602	$188	—	—	$175,163	$77,076	$845	$253,272
Comprehensive income:
Net income	—	—	—	—	—	46,431	—	46,431
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	1,131	1,131
Change in deferred tax valuation allowance	—	—	—	—	—	—	752	752
Comprehensive income	—	—	—	—	—	—	—	48,314
Common stock issued upon exercise of options	32,800	1	—	—	295	—	—	296
Restricted common stock issued	5,844	—	—	—	131	—	—	131
Share-based compensation	—	—	—	—	1,233	—	—	1,233
Tax benefit of share-based compensation	—	—	—	—	46	—	—	46
Redemption of Series C preferred stock	—	—	—	—	—	(175)	—	(175)
Redemption of Series D preferred stock	—	—	—	—	—	(700)	—	(700)

Balance at December 31, 2009	18,895,246	$189	—	—	$176,868	$122,632	$2,728	$302,417
Comprehensive income:
Net income	—	—	—	—	—	33,353	—	33,353
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(1,748)	(1,748)
Change in deferred tax valuation allowance	—	—	—	—	—	—	(715)	(715)
Comprehensive income	—	—	—	—	—	—	—	30,890
Common stock issued upon exercise of options	153,157	2	—	—	1,453	—	—	1,455
Restricted common stock issued	12,246	—	—	—	163	—	—	163
Share-based compensation	—	—	—	—	2,162	—	—	2,162
Tax benefit of share-based compensation	—	—	—	—	238	—	—	238
Purchase of Treasury Stock Common	—	—	(708,608)	(12,102)	—	—	—	(12,102)

Balance at December 31, 2010	19,060,649	$191	(708,608)	$(12,102)	$180,884	$155,985	$265	$325,223

See Accompanying Notes

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income	$33,353	$46,431	$43,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,028	1,164	1,188
Net amortization/accretion of investments	4,989	4,013	3,018
Deferred income taxes	(2,797)	5,233	(6,775)
Net realized (gains) losses on investments	(2,449)	(2,033)	18,856
(Gain)/Loss on sale of asset	(16)	24	13
Share-based compensation	2,325	1,364	1,285
Changes in operating assets and liabilities:
Premiums receivable	28,952	4,997	(4,418)
Accrued interest receivable	(539)	82	(168)
Deferred policy acquisition costs and deferred charges	821	2,512	(1,703)
Other assets	5,914	(9,791)	(1,005)
Reserve for loss and loss adjustment expenses	(2,451)	3,362	(6,110)
Unearned premiums	(11,006)	(14,600)	(1,302)
Reinsurance balances	(13,248)	(14,116)	8,788
Amounts held for others and policyholder deposits	6,082	4,954	6,329
Accounts payable and other liabilities	(6,114)	(6,298)	3,081

Net cash provided by operating activities	44,844	27,298	64,923

Investing activities
Purchases of investments held-to-maturity	(68,095)	(105,928)	(142,146)
Purchases of investments available-for-sale	(36,936)	—	(5,158)
Purchases of short-term investments	(89,427)	(80,478)	—
Proceeds from sale of investments held-to-maturity	—	1,240	—
Proceeds from maturities of investments held-to-maturity	66,021	114,099	94,153
Proceeds from sales and maturities of investments available-for-sale	30,157	12,229	37,211
Proceeds from sales and maturities of short-term investments	64,813	26,035	—
Purchases of property and equipment	(3,206)	(1,017)	(1,336)
Proceeds from sales of property and equipment	16	3	—

Net cash used in investing activities	(36,657)	(33,817)	(17,276)

Financing activities
Proceeds from stock option exercise	1,455	295	251
Tax benefit from share-based payments	238	46	39
Purchase of treasury stock common	(12,102)	—	—
Redemption of Series C preferred stock	—	(5,175)	—
Redemption of Series D preferred stock	—	(20,700)	—

Net cash (used in) provided by financing activities	(10,409)	(25,534)	290

Change in cash and cash equivalents	(2,222)	(32,053)	47,937
Cash and cash equivalents at beginning of year	63,188	95,241	47,304

Cash and cash equivalents at end of year	$60,966	$63,188	$95,241

Supplemental disclosure of cash flow information
Interest paid	$1,547	$1,931	$2,697

Income taxes paid	$6,256	$18,817	$25,022

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

The Company provides workers’ compensation and general liability insurance for companies primarily in special trade groups, including construction, trucking and agriculture. Assets and revenues of AIIC represent approximately 99% of comparable consolidated amounts of the Company for each of 2010, 2009 and 2008.

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

Investments

The Company has the ability and positive intent to hold certain investments until maturity. Therefore, investments in held-to-maturity fixed maturity securities are recorded at amortized cost. Equity securities and fixed-maturity securities classified as available-for-sale are recorded at fair value. Temporary changes in the fair value of these securities are reported in shareholders’ equity as a component of other comprehensive income, net of deferred income taxes.

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

December 31, 2010

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

Other-than-temporary impairment losses on equity securities are recognized in net income and are measured as the difference between amortized cost and fair value. The way in which impairment losses on fixed maturities are now recognized in the financial statements is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, an other-than-temporary impairment would be recognized in net income for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. The credit loss portion would be recognized in net income and the noncredit loss portion in other comprehensive income. Prior to 2009, other-than-temporary impairments on fixed maturities were recorded in net income in their entirety and the amount recognized was the difference between amortized cost and fair value.

Cash and Cash Equivalents

Cash equivalents include short-term money market funds and certificates of deposit with an original maturity of three months or less.

Short-Term Investments

Short-term investments include municipal securities, corporate bonds and certificates of deposit with an original maturity greater than three months but less than one year.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Deferred Policy Acquisition Costs

The direct costs of acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2010, 2009 or 2008.

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

Subrogation recoverables, as well as deductible recoverables from policyholders, are estimated using individual case-basis valuations and aggregate estimates. Deductibles that are recoverable from policyholders and other recoverables from state funds decrease the liability for loss and loss adjustment expenses.

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

The Company estimates the annual premiums to be paid by its policyholders when the Company issues the policies and records those amounts on the balance sheet as premiums receivable. The Company conducts premium audits on all of its voluntary business policyholders annually, upon the expiration of each policy, including when the policy is renewed. The purpose of these audits is to verify that policyholders have accurately reported their payroll expenses and employee job classifications, and therefore have paid the Company the premium required under the terms of the policies. The difference between the estimated premium and the

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

ultimate premium is referred to as “earned but unbilled” premium, or EBUB premium. EBUB premium can be higher or lower than the estimated premium. EBUB premium is subject to significant variability and can either increase or decrease earned premium based upon several factors, including changes in premium growth, industry mix and economic conditions. Due to the timing of audits and other adjustments, ultimate premium earned is generally not determined for several months after the expiration of the policy.

The Company estimates EBUB premiums on a quarterly basis using historical data and applying various assumptions based on the current market and records an adjustment to premium, related losses, and expenses as warranted.

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

Experience-rated commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. These commission revenues on reinsurance contracts are recognized during the related reinsurance treaty period and are based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations. Experience-rated commissions reduced underwriting and other operating costs by $9.5 million in 2010, $9.9 million in 2009 and $13.6 million in 2008.

Fee and Other Income

The Company recognizes income related to commissions earned by AGAI as the related services are performed.

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and other operating costs in the consolidated statements of income. Total advertising expenses incurred were $413,000 in 2010, $444,000 in 2009 and $469,000 in 2008.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

Insurance-Related Assessments

Insurance-related assessments are accrued in the period in which they have been incurred. The Company is subject to a variety of assessments related to insurance commerce, including those by state guaranty funds and workers’ compensation second-injury funds. State guaranty fund assessments are used by state insurance oversight agencies to cover losses of policyholders of insolvent or rehabilitated insurance companies and for the operating expenses of such agencies. The Company has a premium tax benefit accrued of $10.6 million for mandatory assessments that may be recovered through a reduction in future premium taxes in certain states. Assessments related to premiums are generally paid one year after the calendar year in which the premium is written, while assessments related to losses are generally paid within one year of when the loss is paid.

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

December 31, 2010

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

Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Additionally, for periods prior to December 31, 2009, the Company applied the “two-class method” in computing basic and diluted earnings per share. ASC Topic 260 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities.

Under the two-class method, net income is allocated between common stock and any securities other than common stock that are eligible to participate in dividends with common stock. The Company’s redeemable preferred stock and unvested restricted stock qualified as “participating securities” under ASC Topic 260 in 2009. With redemption of the Series C and D preferred shares in December 2009, the two-class method is no longer applicable in 2010 for redeemable preferred stock.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which was codified into FASB ASC Topic 810, “Consolidation”. This guidance addresses the effects of eliminating the qualifying special-purpose entity concept and responds to concerns about the application of certain key provisions of FASB Interpretation No. 46(R), “Consolidation of

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Variable Interest Entities,” including concerns over the transparency of enterprises’ involvement with variable interest entities. This guidance was effective January 1, 2010 and did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06 “Improving Disclosures about Fair Value Measurements”. This guidance requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance was effective January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements, which will be effective January 1, 2011. This guidance did not have a material impact on our consolidated financial statements.

In September 2010, the Emerging Issues Task Force (“EITF”) Issue 09-G, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” was ratified by the FASB. This guidance changes the accounting for costs associated with acquiring or renewing insurance contracts in response to diversity in practice in the capitalization and amortization of those costs. Under the new guidance, deferrable costs will be limited to incremental direct costs of successful contract acquisition incurred with independent third parties and the portion of total employee compensation and payroll-related fringe benefits related to time spent performing specified acquisition activities (e.g., underwriting, policy issuance and processing) for successful acquisition efforts. Companies will have a choice between prospective and retrospective adoption. The new guidance will be effective for fiscal years beginning after December 15, 2011. Management estimates the effect of adoption of this new guidance on our consolidated financial position or results of operations to be between $2.0 million and $3.0 million before consideration of income taxes.

2.	Investments

Short-term investments held at December 31, 2010 include $1.8 million of municipal securities, $1.2 million of corporate bonds and certificates of deposit of $75.8 million. All certificates of deposits are fully insured by the Federal Deposit Insurance Corporation.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at December 31, 2010 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$14,819	$972	$—	$15,791
States and political subdivisions	466,898	14,044	(1,797)	479,145
U.S. agency-based mortgage-backed securities	62,090	3,951	(101)	65,940
Commercial mortgage-backed securities	51,571	2,513	—	54,084
Asset-backed securities	6,392	17	(877)	5,532
Long-term certificates of deposit	750	—	—	750
Corporate bonds	60,825	1,423	(27)	62,221

Totals	$663,345	$22,920	$(2,802)	$683,463

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at December 31, 2010 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$5,919	$16	$(95)	$5,840
Corporate bonds	15,946	10	(147)	15,809
Equity securities	1,687	86	—	1,773

Totals	$23,552	$112	$(242)	$23,422

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at December 31, 2009 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Equity securities	$14,424	$2,270	$(123)	$16,571

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at December 31, 2010, by contractual maturity, is as follows:

	Cost or Amortized Cost	Fair Value
	(In thousands)
Maturity:
Due in 2011	$71,738	$72,420
In 2012 through 2015	225,322	232,372
In 2016 through 2020	131,219	137,648
After 2020	115,013	115,467
Mortgage-backed and asset-backed securities	120,053	125,556

Totals	$663,345	$683,463

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at December 31, 2010, by contractual maturity, is as follows:

	Cost or Amortized Cost	Fair Value
	(In thousands)
Maturity:
Due in 2011	$—	$—
In 2012 through 2015	10,646	10,601
In 2016 through 2020	6,861	6,851
After 2020	4,358	4,197
Mortgage-backed and asset-backed securities	—	—

Totals	$21,865	$21,649

At December 31, 2010, there were $25,000 of cash and short-term investments and $18,954,818 of held-to-maturity investments on deposit with regulatory agencies of states in which the Company does business.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2010, 2009 and 2008 is as follows:

	Fixed Maturity Securities Available for Sale	Equity Securities	Other	Total
	(In thousands)
Year ended December 31, 2010
Proceeds from sales	$15,462	$14,695	$—	$30,157

Gross realized investment gains	$—	$2,650	$—	$2,650
Gross realized investment (losses)	—	—	—	—

Net realized investment gain	—	2,650	—	2,650
Impairments	—	(693)	—	(693)
Other, including gains on calls and redemptions	411	—	81	492

Net realized investment gains	$411	$1,957	$81	$2,449

Year ended December 31, 2009
Proceeds from sales	$—	$12,229	$—	$12,229

Gross realized investment gains	$—	$1,650	$—	$1,650
Gross realized investment (losses)	—	—	—	—

Net realized investment gain	—	1,650	—	1,650
Impairments	—	—	—	—
Other, including gains on calls and redemptions	—	—	383	383

Net realized investment gains	$—	$1,650	$383	$2,033

Year ended December 31, 2008
Proceeds from sales	$32,425	$4,786	$—	$37,211

Gross realized investment gains	$—	$468	$—	$468
Gross realized investment (losses)	—	(2,086)	—	(2,086)

Net realized investment (losses)	—	(1,618)	—	(1,618)
Impairments	—	(14,133)	(3,156)	(17,289)
Other, including gains on calls and redemptions	—	—	51	51

Net realized investment (losses)	$—	$(15,751)	$(3,105)	$(18,856)

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Gross investment income:
Fixed maturity securities	$26,571	$28,163	$28,879
Equity securities	71	477	931
Short-term investments and cash and cash equivalents	819	711	2,351

Total gross investment income	27,461	29,351	32,161
Investment expenses	(1,219)	(1,337)	(1,163)

Net investment income	$26,242	$28,014	$30,998

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The following table summarizes the gross unrealized losses on securities that were at a loss for either less than twelve months or twelve months or longer:

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2010:
Fixed maturity securities	$86,643	$(1,517)	$12,185	$(1,527)
Equity securities	—	—	—	—
December 31, 2009:
Fixed maturity securities	$49,757	$(666)	$79,327	$(7,701)
Equity securities	—	—	1,910	(123)

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

In 2010, we recorded an impairment charge of $0.7 million related to one equity security. We also sold certain equity securities classified as available-for-sale for which an other-than-temporary impairment had previously been recognized. A realized gain of $2.5 million was recorded on the sale of these previously impaired securities.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

3.	Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for doubtful accounts. The components of premiums receivable are shown below:

	December 31,
	2010	2009
	(In thousands)
Premiums receivable	$127,722	$156,487
Allowance for doubtful accounts	(5,104)	(4,917)

Premiums receivable, net	$122,618	$151,570

The following summarizes the activity in the allowance for doubtful accounts:

	December 31,
	2010	2009	2008
	(In thousands)
Balance, beginning of year	$4,917	$3,228	$2,552
Provision for bad debts	915	2,996	3,340
Write-offs	(728)	(1,307)	(2,664)

Balance, end of year	$5,104	$4,917	$3,228

At December 31, 2008, the Company’s estimate for EBUB premium was $10.2 million, an increase from December 31, 2007 of $1.2 million or 0.4% of gross premiums written in 2008. At December 31, 2009, the Company’s estimate for EBUB premium was $4.2 million, a decrease of $6.0 million or 2.3% of gross premiums written in 2009. At December 31, 2010, the Company’s estimate for EBUB premium was $1.8 million, a decrease of $2.5 million or 1.1% of gross premiums written in 2010.

4.	Deferred Policy Acquisition Costs

The Company incurs certain costs related to acquiring policies. These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2010	2009
	(In thousands)
Agents’ commissions	$11,005	$11,898
Premium taxes	2,954	2,899
Deferred underwriting expenses	3,441	3,331

Total deferred policy acquisition costs	$17,400	$18,128

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Balance, beginning of year	$18,128	$20,289	$18,414
Policy acquisition costs deferred	32,442	34,967	42,647
Amortization expense during the year	(33,170)	(37,128)	(40,772)

Balance, end of year	$17,400	$18,128	$20,289

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2009
	(In thousands)
Land and office building	$7,471	$4,751
Furniture and equipment	6,503	6,277
Software	7,968	8,023
Automobiles	81	93

	22,023	19,144
Accumulated depreciation	(14,476)	(13,775)

Property and equipment, net	$7,547	$5,369

Furniture and equipment included property held under capital leases of $86,000 at December 31, 2010 and 2009 and software included property held under capital leases of $103,000 at December 31, 2010 and 2009. Accumulated depreciation includes $136,000 and $73,000 that is related to these properties at December 31, 2010 and 2009, respectively. The capital lease obligations related to these properties are included in accounts payable and other liabilities.

Future minimum lease payments related to the capital lease obligations are detailed below (in thousands):

2011	$42

Present value of net minimum lease payments	$42

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

6.	Reinsurance

The Company cedes certain premiums and losses to various reinsurers under quota share and excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2010, 2009 and 2008 was as follows:

	2010 Premiums		2009 Premiums		2008 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(In thousands)
Gross	$228,424	$239,430	$256,454	$271,054	$307,841	$309,143
Ceded	(20,549)	(20,549)	(20,158)	(20,158)	(19,650)	(19,650)

Net premiums	$207,875	$218,881	$236,296	$250,896	$288,191	$289,493

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2010	2009
	(In thousands)
Unpaid losses recoverable:
Case basis	$38,075	$39,023
Incurred but not reported	27,461	21,412
Paid losses recoverable	795	2,095
Experience-rated commissions recoverable	28,802	19,348

Total	$95,133	$81,878

Amounts recoverable from reinsurers consists of ceded case reserves, ceded incurred but not reported (“IBNR”) reserves, paid losses recoverable and experience-rated commissions recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2010, there were no paid losses recoverable past due. Experience-rated commissions recoverable represents earned commission from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers.

The Company received reinsurance recoveries of $3,667,000 in 2010, $6,376,000 in 2009 and $19,852,000 in 2008.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

At December 31, 2010, unsecured reinsurance recoverables from reinsurers that exceeded 1.5% of statutory surplus of the Company’s insurance subsidiary are shown below (in thousands). The A.M. Best Company rating for the reinsurer is shown parenthetically.

Hannover Reinsurance (Ireland) Limited (A)	$21,388
Odyssey America Reinsurance Corporation (A)	14,992
Aspen Insurance Limited (A)	14,191
Minnesota Workers’ Compensation Reinsurance Association (NR)	8,250
Clearwater Insurance Company (A-)	7,078
St. Paul Fire & Marine Insurance Company (A+)	6,703
Finial Reinsurance Company (A-)	5,988
SCOR Reinsurance Company (A-)	5,297
Other reinsurers	11,246

Total reinsurance recoverables	95,133
Letters of credit and funds held	42,507

Total unsecured reinsurance recoverables	$52,626

7.	Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$22,587	$19,702
Unearned premiums	9,873	10,788
Accrued expenses and other	3,730	3,155
Accrued policyholder dividends	742	1,561
Capital loss carryforward	1,297	—
Impaired securities	145	2,417
Accrued insurance-related assessments	3,030	4,040

Total deferred tax assets	41,404	41,663
Less valuation allowance	(1,406)	(1,559)

Net deferred income tax assets	39,998	40,104

Deferred income tax liabilities:
Deferred policy acquisition costs	(7,178)	(7,659)
Deferred charges	(789)	(924)
Unrealized gain on securities available-for-sale	(124)	(1,064)
Property and equipment and other	(90)	(184)
Salvage and subrogation	(305)	(1,784)

Total deferred income tax liabilities	(8,486)	(11,615)

Net deferred income taxes	$31,512	$28,489

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current:
Federal	$11,617	$10,226	$26,292
State	254	468	725

	11,871	10,694	27,017
Deferred:
Federal	(2,797)	5,233	(6,775)

Total	$9,074	$15,927	$20,242

In 2010 and 2009, the Company recorded a reduction of $0.2 million and $1.5 million, respectively in the valuation allowance of $3.0 million established in 2008 for unrealized losses resulting from other-than-temporary impairments.

Income tax expense (benefit) from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Income tax computed at federal statutory tax rate	$14,850	$21,825	$22,431
Tax-exempt interest, net	(5,133)	(5,503)	(5,175)
State income tax	254	468	725
Dividends received deduction	(6)	(83)	(197)
Valuation allowance	(869)	(701)	3,011
Other	(22)	(79)	(553)

	$9,074	$15,927	$20,242

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2010 and 2009.

Tax years 2006 through 2010 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

8.	Line of Credit

In October 2007, the Company entered into an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank, NA. The agreement expired in October of 2010. The Company renewed this agreement in the fourth quarter 2010 for an additional three years to mature in December of 2013. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR. The Company pays a fee of 3/8% (three eighths of one percent ) on the unused portion of the loan in arrears quarterly for a fee of $75,000 annually, assuming the line of credit is not used during the calendar year. The line of credit is unsecured. No borrowings or letters of credit were outstanding under the line of credit arrangement at December 31, 2010 or 2009.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

9.	Subordinated Debt Securities

On December 16, 2003, the Company entered into a trust preferred securities transaction pursuant to which it issued $10,310,000 aggregate principal amount of subordinated debt securities due in 2034. To effect the transaction, the Company formed a Delaware statutory trust, Amerisafe Capital Trust I (“ACT I”). ACT I issued $10,000,000 of preferred securities to investors and $310,000 of common securities to the Company. ACT I used the proceeds from these issuances to purchase the subordinated debt securities. The Company pays interest on its ACT I subordinated debt securities quarterly at a rate equal to LIBOR plus 4.10% per annum (4.4% at December 31, 2010). ACT I pays interest on its preferred securities at the same rate. The Company subordinated debt securities and ACT I preferred securities were repayable on or after January 8, 2009. Payments of principal, interest and premium, if any, on the ACT I preferred securities are guaranteed by the Company.

On April 29, 2004, the Company entered into a second trust preferred securities transaction pursuant to which it issued $25,780,000 aggregate principal amount of subordinated debt securities due in 2034. To effect the transaction, the Company formed a Delaware statutory trust, Amerisafe Capital Trust II (“ACT II”). ACT II issued $25,000,000 of preferred securities to investors and $780,000 of common securities to the Company. ACT II used the proceeds from these issuances to purchase the subordinated debt securities. The Company pays interest on its ACT II subordinated debt securities quarterly at a rate equal to LIBOR plus 3.80% per annum (4.1% at December 31, 2010). ACT II pays interest on its preferred securities at the same rate. The Company subordinated debt securities and ACT II preferred securities were repayable on or after April 29, 2009. Payments of principal, interest and premium, if any, on the ACT II preferred securities are guaranteed by the Company.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

10.	Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Reserves for loss and loss adjustment expenses (“LAE”)	$534,655	$531,293	$537,403
Less amounts recoverable from reinsurers on unpaid loss and LAE	60,435	56,596	74,925

Reserves for loss and LAE, net of related amounts recoverable from reinsurers, at beginning of year	474,220	474,697	462,478
Add:
Provision for loss and LAE for claims occurring in the current year, net of reinsurance	179,022	185,201	196,776
Change in estimated loss and LAE for claims occurring in prior years, net of reinsurance	(21,634)	(21,885)	(20,387)

Incurred losses during the current year, net of reinsurance	157,388	163,316	176,389
Less loss and LAE payments for claims, net of reinsurance, occurring during:
Current year	47,385	42,174	47,539
Prior years	117,555	121,619	116,631

	164,940	163,793	164,170

Reserves for loss and LAE, net of related amounts recoverable from reinsurers, at end of year	466,668	474,220	474,697
Add amounts recoverable from reinsurers on unpaid loss and LAE	65,536	60,435	56,596

Reserves for loss and LAE	$532,204	$534,655	$531,293

The foregoing reconciliation reflects favorable development of the net reserves at December 31, 2009, 2008, and 2007. The favorable development reduced loss and loss adjustment expense incurred by $21.6 million, $21.9 million and $20.4 million in 2010, 2009 and 2008, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.

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

December 31, 2010

11.	Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholder’s capital and surplus at December 31, 2010, 2009 and 2008 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2010, were as follows (in thousands):

	2010	2009	2008
	(unaudited)
Capital and surplus	$320,388	$323,477	$276,338
Net income	30,484	55,159	36,975
Realized investment gains (losses)	3,040	2,008	(18,856)

Property and casualty insurance companies are subject to certain risk-based capital (“RBC”) requirements specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2010, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirement.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the lesser of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Louisiana Commissioner of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. AIIC paid $32.3 million in dividends to the Company in 2010, $10.0 million in 2009 and $10.0 million in 2008. Based upon the above described calculation, AIIC could pay to the Company dividends of up to $22.0 million after March of 2011 without seeking regulatory approval.

12.	Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. At December 31, 2010, there were 19,060,649 shares of common stock issued and 18,352,041 shares outstanding.

Preferred Stock

Shareholders approved an amended Certificate of Formation for the Company on June 15, 2010 under which the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 2010, there were no shares of preferred stock outstanding.

Non-Voting Common Stock

Prior to June 15, 2010 the Company was authorized to issue 5,000,000 shares of convertible non-voting common stock, par value $0.01 per share. Shareholders approved an amended Certificate of Formation for the Company on June 15, 2010 under which no such class of shares was authorized to be issued. There were no shares of non-voting common stock outstanding at December 31, 2010 and 2009 or issued during the three-year period ended December 31, 2010.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Series A Preferred Stock

Prior to June 15, 2010 the Company was authorized to issue 1,500,000 shares of Series A preferred stock, par value $0.01 per share, of which 862,924 shares had been canceled and retired and were not eligible for reissue. Shareholders approved an amended Certificate of Formation for the Company on June 15, 2010 under which no such class of shares was authorized to be issued. There were no shares of Series A preferred stock outstanding at December 31, 2010 and 2009.

Series B Preferred Stock

Prior to June 15, 2010 the Company was authorized to issue 1,500,000 shares of Series B preferred stock, par value $0.01 per share. Shareholders approved an amended Certificate of Formation for the Company on June 15, 2010 under which no such class of shares was authorized to be issued. There were no shares of Series B preferred stock outstanding at December 31, 2010 and 2009 or issued during the three-year period ended December 31, 2010.

Series C and Series D Convertible Preferred Stock

Prior to June 15, 2010 the Company was authorized to issue 500,000 shares of convertible preferred stock, par value $0.01 per share, of which 300,000 shares were designated Series C convertible deferred pay preferred stock and 200,000 shares were designated Series D non-voting convertible deferred pay preferred stock (collectively, the “Convertible Preferred Stock”). In November, 2006, 250,000 shares of Series C preferred stock were converted into shares of common stock by the holders in connection with a secondary public offering of the Company’s common stock. Effective as of December 31, 2009, all then-outstanding Series C and Series D shares were canceled and were not eligible for reissue. Shareholders approved an amended Certificate of Formation for the Company on June 15, 2010 under which no such class of shares was authorized to be issued.

Series E Preferred Stock

Prior to June 15, 2010 the Company was authorized to issue 500,000 shares of Series E preferred stock, par value $0.01 per share, of which 317,744 shares had been redeemed by the Company, canceled and retired without eligibility for reissue. Shareholders approved an amended Certificate of Formation for the Company on June 15, 2010 under which no such class of shares was authorized to be issued.

Junior Preferred Stock

Prior to June 15, 2010 the Company was authorized to issue up to 10,000,000 shares of junior preferred stock, par value $0.01 per share, in one or more series. Shareholders approved an amended Certificate of Formation for the Company on June 15, 2010 under which no such class of shares was authorized to be issued. There were no shares of junior preferred stock outstanding at December 31, 2010 and 2009 or issued during the three-year period ended December 31, 2010.

13.	Stock Options and Restricted Stock

2005 Incentive Plan

The AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”) is administered by the Compensation Committee of the Board and is designed to provide incentive compensation to executive officers and other key management personnel. The 2005 Incentive Plan permits awards in the form of incentive stock

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

As of December 31, 2010, the Company had made awards of stock options under the 2005 Incentive Plan on September 1, 2006, September 25, 2006, March 2, 2007, January 24, 2008, November 10, 2008, August 7, 2009 and November 19, 2009. At December 31, 2010, 243,009 shares of common stock were available for future awards under the 2005 Incentive Plan.

The assumptions used in the Black-Scholes-Merton pricing model for options granted under the 2005 Incentive Plan in each of the last three years were as follows:

	2010	2009	2008
Expected Volatility	—	35.5% –35.6%	23.5% –29.0%
Weighted-Average Risk-Free Interest Rate	—	3.5% – 4.5%	3.1% – 3.2%
Weighted-Average Expected Life	—	6.5 years	6.5 years
Expected Dividend Yield	—	0.0%	0.0%

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The following table summarizes information about the stock options outstanding under the 2005 Incentive Plan at December 31, 2008, 2009 and 2010:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2008	1,351,951	9.43	9.0
Granted	95,000	15.23	—
Exercised	(27,896)	9.00	—
Canceled, forfeited, or expired	—	—	—

Outstanding at December 31, 2008	1,419,055	9.82	8.2

Exercisable at December 31, 2008	707,255	9.20	7.9

Outstanding at January 1, 2009	1,419,055	9.82	8.2
Granted	94,000	17.42	—
Exercised	(32,800)	9.00	—
Canceled, forfeited, or expired	(11,400)	—	—

Outstanding at December 31, 2009	1,468,855	10.34	7.4

Exercisable at December 31, 2009	974,255	9.39	7.0

Outstanding at January 1, 2010	1,468,855	10.34	7.4
Granted	—	—	—
Exercised	(153,157)	9.50	—
Canceled, forfeited, or expired	(45,000)	—	—

Outstanding at December 31, 2010	1,270,698	10.28	6.4

Exercisable at December 31, 2010	1,118,498	9.49	6.1

The weighted-average grant date fair values of options granted during 2009 and 2008 were $7.47 and $5.38, respectively. Cash received from option exercises was $1,454,000, $295,000 and $251,000 in 2010, 2009 and 2008, respectively. Total tax benefits realized for tax deductions from option exercises were $233,000, $47,000 and $48,000 in 2010, 2009 and 2008, respectively. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $1,238,000, $252,000 and $237,000, respectively. The fair value of shares vested during 2010, 2009 and 2008 was $1,245,000, $1,160,000 and $1,072,000, respectively. The aggregate intrinsic value of vested shares outstanding as of December 31, 2010, 2009 and 2008 was $8,961,000, $8,360,000 and $8,010,000, respectively.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The following table summarizes information about the restricted stock outstanding under the 2005 Incentive Plan at December 31, 2010:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2008	13,030	17.65
Granted	9,918	13.15
Vested	(13,030)	17.65
Forfeited	—

Nonvested balance at December 31, 2008	9,198	13.15

Granted	—
Vested	(9,198)	13.15
Forfeited	—

Nonvested balance at December 31, 2009	—

Granted	—
Vested	—
Forfeited	—

Nonvested balance at December 31, 2010	—

The Company recognized compensation expense of $2,162,000, $1,263,000 and $1,177,000 in 2010, 2009 and 2008, respectively, related to the 2005 Incentive Plan.

2010 Restated Restricted Stock Plan

In 2010, the Company’s shareholders approved an amendment to the AMERISAFE 2005 Non-Employee Director Restricted Stock Plan (the “2010 Restated Restricted Stock Plan”). The Plan is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Restricted stock awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the 2010 Restated Restricted Stock Plan is 100,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2010, there were 88,170 shares of common stock available for future awards under the 2010 Restated Restricted Stock Plan.

Under the 2010 Restated Restricted Stock Plan, each non-employee director is automatically granted a restricted stock award for a number of shares equal to $30,000 divided by the closing price of the Company’s common stock on the date of the annual meeting of shareholders at which the non-employee director is elected or is continuing as a member of the Board. Each restricted stock award vests on the date of the next annual meeting of shareholders following the date of grant, subject to the continued service of the non-employee director.

As of December 31, 2010, there were 11,830 shares of restricted stock outstanding under the 2010 Restated Restricted Stock Plan, all of which will vest on the date of the annual meeting of shareholders in 2011.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The following table summarizes information about the restricted stock outstanding under the 2010 Restated Restricted Stock Plan at December 31, 2010:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2008	5,943	17.66
Granted	6,468	16.22
Vested	(5,943)	17.66
Forfeited	—

Nonvested balance at December 31, 2008	6,468	16.22

Granted	5,844	15.39
Vested	(6,468)	16.22
Forfeited	—	—

Nonvested balance at December 31, 2009	5,844	15.39

Granted	12,246	17.76
Vested	(6,260)	15.56
Forfeited	—	—

Nonvested balance at December 31, 2010	11,830	17.75

The Company recognized compensation expense of $163,000 in 2010, $101,000 in 2009 and $108,000 in 2008 related to the 2010 Restated Restricted Stock Plan. In 2010, total tax benefits realized for tax deductions from vesting of restricted stock was $5,000. In 2009, total tax expense of $2,000 was realized for tax from vesting of restricted stock. In 2008, total tax benefits realized for tax deductions from vesting of restricted stock was $9,000.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The calculation of basic and diluted EPS for the years ended December 31, 2009, 2008 and 2007 are presented below.

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Basic EPS:
Net income	$33,353	$46,431	$43,846
Redemption Premium	—	(875)	—

Income available to common shareholders	$33,353	$45,556	$43,846

Amount allocable to common shareholders	100.0%	94.1%	94.0%
Income allocable to common shareholders	$33,353	$42,869	$41,215

Weighted-average common shares outstanding	18,637	18,860	18,815

Basic earnings per share	$1.79	$2.27	$2.19

Diluted EPS:
Income allocable to common shareholders	$33,353	$42,869	$41,215
Dividends on participating securities	—	—	—

Income allocable to common shareholders after assumed conversions	$33,353	$42,869	$41,215

Weighted average common shares outstanding	18,637	18,860	18,815
Diluted effect:
Stock options	449	396	304
Restricted stock	9	12	23

Weighted average diluted shares outstanding	19,095	19,268	19,142

Diluted earnings per share	$1.75	$2.22	$2.15

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The table below sets forth the calculation of the percentage of net income allocable to common shareholders, or the “portion allocable to common shareholders.” Under the two-class method, unvested stock options, and out-of-money vested stock options are not considered to be participating securities.

	Years Ended
	2010	2009	2008
Numerator:
Basic weighted average common shares	18,637,167	18,860,197	18,814,508
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	458,153	408,098	327,180

Weighted average participating common shares	19,095,320	19,268,295	19,141,688

Denominator:
Weighted average participating common shares	19,095,320	19,268,295	19,141,688
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	—	242,287	242,953
Weighted average common shares issuable upon conversion of Series D preferred shares	—	969,154	971,817

Weighted average participating shares	19,095,320	20,479,736	20,356,458

Portion allocable to common shareholders	100.0%	94.1%	94.0%

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

15.	Other Comprehensive Income

	Pre-Tax Amount	Tax Expense	Net-of-Tax Amount
	(In thousands)
December 31, 2010
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$(632)	$(221)	$(411)
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(405)	(141)	(264)
Less reclassification adjustment for losses realized in net income	(1,651)	(578)	(1,073)
Change in deferred tax valuation allowance	(715)	—	(715)

Net unrealized loss	(3,403)	(940)	(2,463)

Other comprehensive income	$(3,403)	$(940)	$(2,463)

December 31, 2009
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$2,497	$874	$1,623
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(983)	(344)	(639)
Less reclassification adjustment for losses realized in net income	226	79	147
Change in deferred tax valuation allowance	752	—	752

Net unrealized gain	2,492	609	1,883

Other comprehensive income	$2,492	$609	$1,883

December 31, 2008
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(271)	$(95)	$(176)
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(1,286)	(450)	(836)
Less reclassification adjustment for losses realized in net income	452	158	294

Net unrealized loss	(1,105)	(387)	(718)

Other comprehensive income	$(1,105)	$(387)	$(718)

16.	Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches up to 2% of employee compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Company contributions to this plan were $307,000 in 2010, $313,000 in 2009 and $311,000 in 2008.

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

December 31, 2010

The Company provides workers’ compensation insurance in several states that maintain second-injury funds. Incurred losses on qualifying claims that exceed certain amounts may be recovered from these state funds. There is no assurance that the applicable states will continue to provide funding under these programs.

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes (in thousands) the fair value of the annuities at December 31, 2010, that the Company has purchased to satisfy its obligations. The A.M. Best Company rating is shown parenthetically.

Life Insurance Company	Statement Value of Annuities Exceeding 1% of Statutory Surplus
American General Life Insurance (A)	$20,517
New York Life Insurance Company (A++)	12,971
Pacific Life and Annuity Company (A+)	10,623
Metropolitan Life Insurance Company (A+)	7,463
Aviva Life Insurance Company (A)	7,354
John Hancock Life Insurance Company USA (A+)	5,886
Genworth Life Insurance Company (A)	5,472
Liberty Life Assurance Company of Boston (A)	4,858
Other	13,464

$88,608

Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best Company rating of “A” (Excellent) or better.

The Company leases equipment and office space under noncancelable operating leases. At December 31, 2010, future minimum lease payments are as follows (in thousands):

2011	$221
2012	155
2013	73
2014	32
2015	4

$485

Rental expense was $475,000 in 2010, $856,000 in 2009 and $804,000 in 2008.

18.	Concentration of Operations

The Company derives its revenues primarily from its operations in the workers’ compensation insurance line of business. Total net premiums earned for the different lines of business are shown below:

	2010		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Workers’ compensation	$217,810	99.5%	$249,758	99.5%	$288,037	99.5%
General liability	1,071	0.5%	1,138	0.5%	1,456	0.5%

Total net premiums earned	$218,881	100.0%	$250,896	100.0%	$289,493	100.0%

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Net premiums earned during 2010, 2009 and 2008 for the top ten states in 2010 and all others are shown below:

	2010		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Louisiana	$23,406	10.7%	$25,559	10.2%	$26,360	9.1%
Georgia	19,308	8.8	23,358	9.3	27,609	9.5
North Carolina	17,038	7.8	19,842	7.9	26,287	9.1
Pennsylvania	16,784	7.7	14,731	5.9	15,265	5.3
Oklahoma	14,544	6.6	18,872	7.5	18,836	6.5
Illinois	14,294	6.5	17,220	6.9	17,643	6.1
Virginia	13,680	6.3	14,702	5.9	16,957	5.9
Texas	8,858	4.0	11,104	4.4	13,002	4.5
South Carolina	8,296	3.8	9,514	3.8	12,183	4.2
Alaska	8,135	3.7	8,178	3.3	10,226	3.5
All others	74,538	34.1	87,816	34.9	105,125	36.3

Total net premiums earned	$218,881	100.0%	$250,896	100.0%	$289,493	100.0%

19.	Fair Values of Financial Instruments

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Fixed maturity securities – Held to Maturity	$663,345	$683,463	$666,418	$678,905
Fixed maturity securities – Available for sale	21,649	21,649	—	—
Equity securities	1,773	1,773	16,571	16,571
Cash and cash equivalents	60,966	60,966	63,188	63,188
Short-term investments	78,770	78,770	54,308	54,308
Liabilities:
Subordinated debt securities:
ACT I	10,310	10,310	10,310	10,310
ACT II	25,780	25,780	25,780	25,780

The Company carries available-for-sale securities at fair value in our consolidated financial statements and determines fair value measurements and disclosure in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure

The Company determined the fair values of its financial instruments based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard defines fair value, describes three levels of inputs that may be used to measure fair value, and expands disclosures about fair value measurements.

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

December 31, 2010

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

At December 31, 2010, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale – equity	$683	$—	$—	$683
Securities available for sale – fixed maturity
U.S. Treasury securities and obligations of U.S. Government agencies	5,840	—	—	5,840
Corporate Bonds	8,601	7,208	—	15,809

Total available for sale – fixed maturity	$14,441	$7,208	$—	$21,649

	$15,124	$7,208	$—	$22,332

In addition, the Company held common securities in unconsolidated variable interest entities of $1,090,000, which are carried at cost.

20.	Subsequent Events

Effective January 1, 2011 the Company has entered into a renewal rights transaction under which it has the first right to renew certain workers compensation policies, primarily covering agricultural employees, previously issued by Cooperative Mutual Insurance Company of Omaha, Nebraska. Effective March 1, 2011 the Company entered into an Assumption Agreement with Austin Mutual Insurance Company, successor in interest by merger to Cooperative Mutual Insurance Company, under which it assumed liability for the remaining terms of certain policies covered by the Renewal Rights agreement described above. The company does not expect the agreement to have a material effect on the Company’s 2011 results of operations.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

21.	Quarterly Financial Data (Unaudited)

The following table represents unaudited quarterly financial data for the years ended December 31, 2010 and 2009.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2010
Premiums earned	$55,058	$52,982	$54,412	$56,429
Net investment income	6,540	6,675	6,569	6,458
Net realized gains on investments	2,552	293	(561)	165
Total revenues	64,382	60,095	60,538	63,141
Income before income taxes	13,619	13,442	4,869	10,497
Net income	11,277	10,424	4,358	7,294
Net income allocable to common shareholders	11,277	10,424	4,358	7,294
Earnings per share:
Basic	0.60	0.56	0.24	0.40
Diluted	0.58	0.54	0.23	0.39
Comprehensive income	8,934	10,170	4,637	7,149

2009
Premiums earned	$70,001	$65,792	$58,133	$56,970
Net investment income	7,372	6,982	6,877	6,783
Net realized gains on investments	26	17	1,956	34
Total revenues	77,535	73,496	67,208	63,972
Income before income taxes	14,905	18,278	20,697	8,478
Net income	11,062	13,701	15,071	6,597
Net income allocable to common shareholders	10,405	12,887	14,178	5,385
Earnings per share:
Basic	0.55	0.68	0.75	0.29
Diluted	0.54	0.67	0.74	0.28
Comprehensive income	8,736	15,591	16,481	7,506

Schedule II.    Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)
Assets
Investments:
Short-term investments	$12,246	$—
Equity securities—available-for-sale, at fair value	1,773	3,000
Investment in subsidiaries	326,842	327,267

Total investments	340,861	330,267
Cash and cash equivalents	19,830	4,488
Deferred income taxes	1,622	1,120
Property and equipment, net	1,894	2,301
Other assets	642	1,015

	$364,849	$339,191

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Accounts payable and other liabilities	$607	$562
Note payable to subsidiaries	2,042	122
Payable for securities purchased	887	—
Subordinated debt securities	36,090	36,090

Total liabilities	39,626	36,774
Shareholders’ equity (net of Treasury stock of 12,102 at December 31, 2010)	325,223	302,417

	$364,849	$339,191

Schedule II.    Condensed Financial Information of Registrant—(Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Revenues
Net investment income	$(211)	$553	$612
Fee and other income	7,258	7,071	7,157

Total revenues	7,047	7,624	7,769

Expenses
Other operating costs	6,956	6,646	5,847
Interest expense	1,548	1,810	2,763

Total expenses	8,504	8,456	8,610

Loss before income taxes and equity in earnings of subsidiaries	(1,457)	(832)	(841)
Income tax benefit	(307)	(289)	(286)

Loss before equity in earnings of subsidiaries	(1,150)	(543)	(555)
Equity in net income of subsidiaries	34,503	46,974	44,401

Net income	$33,353	$46,431	$43,846

Schedule II. Condensed Financial Information of Registrant—(Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Operating activities
Net cash provided by operating activities	$5,338	$577	$1,497

Investing activities
Purchases of investments	(12,491)	(10,253)	(3,577)
Proceeds from sales of investments	1,090	10,253	1,545
Purchases of property and equipment	(486)	(805)	(1,235)
Dividends from subsidiary	32,300	10,000	10,000

Net cash provided by investing activities	20,413	9,195	6,733

Financing activities
Proceeds from stock option exercise	1,455	295	251
Tax benefit from share-based payments	238	45	39
Redemption of preferred stock	—	(25,875)	39
Purchase of treasury stock	(12,102)	—	—

Net cash (used in) provided by financing activities	(10,409)	(25,535)	290

Change in cash and cash equivalents	15,342	(15,763)	8,520
Cash and cash equivalents at beginning of year	4,488	20,251	11,731

Cash and cash equivalents at end of year	$19,830	$4,488	$20,251

Schedule VI. Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Cost	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Earned Premium	Net Investment Income	Loss and LAE Related to Current Period	Loss and LAE Related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
	(In thousands)
2010	$17,400	$532,204	$111,494	$218,881	$26,242	$179,022	$ (21,634)	$ (33,170)	$164,940	$207,875
2009	18,128	534,655	122,500	250,896	28,014	185,201	(21,885)	(37,128)	163,793	236,296
2008	20,289	531,293	137,100	289,493	30,998	196,776	(20,387)	(40,773)	164,170	288,191

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that internal control over financial reporting was effective as of December 31, 2010.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors

AMERISAFE, Inc. and Subsidiaries

We have audited AMERISAFE, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMERISAFE, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on AMERISAFE, Inc. and Subsidiaries internal control over financial reporting based on our audit.

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

In our opinion, AMERISAFE, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of AMERISAFE, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 7, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 7, 2011

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers and key employees is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2011 Annual Meeting of Shareholders. We plan to file such Proxy Statement within 120 days after December 31, 2010, the end of our fiscal year.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2011 Annual Meeting of Shareholders.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2011 Annual Meeting of Shareholders.

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

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees, and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2011 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

Exhibits:
3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.1*	Employment Agreement, dated March 1, 2008 by and between the Company and C. Allen Bradley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed March 6, 2008).

10.2*	Employment Agreement, dated March 1, 2008 by and between the Company and Geoffrey R. Banta (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.3*	Employment Agreement, dated March 1, 2008 by and between the Company and Craig P. Leach (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.4*	Employment Agreement, dated March 1, 2008 by and between the Company and Todd Walker (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.5*	Employment Agreement, dated November 1, 2008 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2008)

10.6*	Employment Agreement, dated June 23, 2009 by and between the Company and Brendan Gau (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2009)

10.7*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.8*

Form of Incentive Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form

S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

Exhibits:
10.9*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.10*	AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Definitive Form 14A filed April 26, 2010)

10.11*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan

10.12*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.13*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.14*	AMERISAFE, Inc. 2008 Management Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 29, 2008).

10.15	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.16	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.17	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.18	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.19	First and Second Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.20	Third Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.21	Managed Program Agreement, dated effective December 1, 2008 between Amerisafe Risk Services, Inc. and Express Scripts, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.22	Amended and Restated Registration Rights Agreement, dated March 18, 1998, by and among the Company and the shareholders of the Company named therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.23	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.24	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

Exhibits:
10.25	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.26	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland), Limited (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.27	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2009 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.28	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2010 issued to the Company by the reinsurers named therein

10.29	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein

10.30	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2011.

AMERISAFE, INC.

By:	/s/ C. Allen Bradley, Jr.
C. Allen Bradley, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2011.

/s/ C. Allen Bradley, Jr. C. Allen Bradley, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ G. Janelle Frost G. Janelle Frost	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Philip A. Garcia	Director

* Jared A. Morris	Director

* Millard E. Morris	Director

* Daniel Phillips	Director

* Randall Roach	Director

Sean M. Traynor	Director

* Austin P. Young, III	Director

Todd Walker, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 1st day of March 2011, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ Todd Walker
Todd Walker, Attorney-in-Fact

EXHIBIT INDEX

Exhibits:
3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.1*	Employment Agreement, dated March 1, 2008 by and between the Company and C. Allen Bradley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed March 6, 2008).

10.2*	Employment Agreement, dated March 1, 2008 by and between the Company and Geoffrey R. Banta (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.3*	Employment Agreement, dated March 1, 2008 by and between the Company and Craig P. Leach (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.4*	Employment Agreement, dated March 1, 2008 by and between the Company and Todd Walker (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.5*	Employment Agreement, dated November 1, 2008 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2008)

10.6*	Employment Agreement, dated June 23, 2009 by and between the Company and Brendan Gau (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2009)

10.7*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.8*	Form of Incentive Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.9*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.10*	AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Definitive Form 14A filed April 26, 2010)

10.11*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan

10.12*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.13*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.14*	AMERISAFE, Inc. 2008 Management Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 29, 2008).

Exhibits:
10.15	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2005, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.16	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2006, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2006)

10.17	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.18	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.19	First and Second Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.20	Third Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2007, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2007)

10.21	Managed Program Agreement, dated effective December 1, 2008 between Amerisafe Risk Services, Inc. and Express Scripts, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.22	Amended and Restated Registration Rights Agreement, dated March 18, 1998, by and among the Company and the shareholders of the Company named therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.23	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.24	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.25	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.26	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland), Limited (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.27	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2009 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.28	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2010 issued to the Company by the reinsurers named therein

10.29	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein

Exhibits:
10.30	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement