Form 10-Q
period 2011-03-31
AMERISAFE INC
filed 2011-05-03
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of April 30, 2011, there were 18,395,729 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including under Item 1A, “Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended December 31, 2010. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $677,573 and $683,463 in 2011 and 2010, respectively)	$658,015	$663,345
Fixed maturity securities—available-for-sale, at fair value (cost $42,949 and $21,865 in 2011 and 2010, respectively)	42,801	21,649
Equity securities—available-for-sale, at fair value (cost $1,090 and $1,687 in 2011 and 2010, respectively)	1,090	1,773
Short-term investments	70,153	78,770

Total investments	772,059	765,537
Cash and cash equivalents	52,202	60,966
Amounts recoverable from reinsurers	95,453	95,133
Premiums receivable, net	133,300	122,618
Deferred income taxes	32,790	31,512
Accrued interest receivable	8,788	7,704
Property and equipment, net	7,329	7,547
Deferred policy acquisition costs	18,299	17,400
Deferred charges	3,050	2,936
Federal income tax recoverable	610	2,293
Other assets	15,278	14,488

	$1,139,158	$1,128,134

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$532,142	$532,204
Unearned premiums	119,182	111,494
Reinsurance premiums payable	633	7
Amounts held for others	23,806	22,667
Policyholder deposits	37,898	39,187
Insurance-related assessments	34,891	33,898
Securities payable	3,895	6,718
Accounts payable and other liabilities	20,054	20,646
Subordinated debt securities	36,090	36,090

	808,591	802,911

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2011 and 2010; 19,185,449 and 19,060,649 shares issued and 18,317,779 and 18,352,041 shares outstanding in 2011 and 2010, respectively	192	191
Additional paid-in capital	182,551	180,884
Treasury stock at cost (867,670 and 708,608 shares in 2011 and 2010, respectively)	(14,961)	(12,102)
Accumulated earnings	162,612	155,985
Accumulated other comprehensive income, net	173	265

	330,567	325,223

	$1,139,158	$1,128,134

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Gross premiums written	$71,359	$61,091
Ceded premiums written	(3,582)	(4,639)

Net premiums written	$67,777	$56,452

Net premiums earned	$60,089	$55,058
Net investment income	6,546	6,540
Net realized gains on investments	103	2,552
Fee and other income	221	232

Total revenues	66,959	64,382

Expenses
Loss and loss adjustment expenses incurred	44,176	37,627
Underwriting and certain other operating costs	5,171	3,283
Commissions	4,286	3,999
Salaries and benefits	5,106	5,215
Interest expense	379	375
Policyholder dividends	355	264

Total expenses	59,473	50,763

Income before income taxes	7,486	13,619
Income tax expense	859	2,342

Net income	6,627	11,277

Net income available to common shareholders	$6,627	$11,277

Earnings per share
Basic	$0.36	$0.60

Diluted	$0.35	$0.58

Shares used in computing earnings per share
Basic	18,232,600	18,888,356

Diluted	18,709,166	19,320,655

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income	$6,627	$11,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	266	257
Net amortization of investments	1,332	1,131
Deferred income taxes	(1,274)	(1,066)
Net realized gains on investments	(103)	(2,552)
Share-based compensation	131	222
Changes in operating assets and liabilities:
Premiums receivable	(10,682)	(5,681)
Accrued interest receivable	(1,084)	(846)
Deferred policy acquisition costs and deferred charges	(1,012)	(317)
Other assets and federal income tax recoverable	893	3,456
Reserves for loss and loss adjustment expenses	(62)	989
Unearned premiums	7,688	1,393
Reinsurance balances	306	(3,157)
Amounts held for others and policyholder deposits	(150)	(707)
Accounts payable and other liabilities	(2,422)	(2,793)

Net cash provided by operating activities	454	1,606

Investing Activities
Purchases of investments held-to-maturity	(25,660)	(17,505)
Purchases of investments available-for-sale	(21,390)	—
Purchases of short-term investments	(24,500)	(20,850)
Proceeds from maturities of investments held-to-maturity	29,588	10,966
Proceeds from sales and maturities of investments available-for-sale	1,023	13,849
Proceeds from sales and maturities of short-term investments	33,091	14,532
Purchases of property and equipment	(48)	(555)

Net cash (used in)/provided by investing activities	(7,896)	437

Financing Activities
Proceeds from stock option exercises	1,156	139
Tax benefit from share-based payments	381	26
Treasury shares purchased	(2,859)	(1,135)

Net cash used in financing activities	(1,322)	(970)

Change in cash and cash equivalents	(8,764)	1,073
Cash and cash equivalents at beginning of period	60,966	63,188

Cash and cash equivalents at end of period	$52,202	$64,261

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

AMERISAFE, Inc. (the “Company”) is an insurance holding company incorporated in the state of Texas. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: American Interstate Insurance Company (“AIIC”), Silver Oak Casualty, Inc. (“SOCI”), American Interstate Insurance Company of Texas (“AIICTX”), Amerisafe Risk Services, Inc. (“RISK”) and Amerisafe General Agency, Inc. (“AGAI”). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Louisiana. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. RISK, a wholly owned subsidiary of the Company, is a claims and safety services company, currently servicing only affiliated insurance companies. AGAI, a wholly owned subsidiary of the Company, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers. The assets and operations of AGAI are not significant to that of the Company and its consolidated subsidiaries. The terms “AMERISAFE,” the “Company,” “we,” “us” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.

The Company provides workers’ compensation and general liability insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking and agriculture. Assets and revenues of AIIC represent more than 99% of comparable consolidated amounts of the Company for each of 2011 and 2010.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Note 2. Stock Options and Restricted Stock

In connection with the initial public offering of shares of the Company’s common stock in November 2005, the Company’s shareholders approved the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”) and the AMERISAFE 2005 Non-Employee Director Restricted Stock Plan (the “2005 Restricted Stock Plan”). In June 2010, the Company’s shareholders approved an amendment to the AMERISAFE 2005 Non-Employee Director Restricted Stock Plan (the “2010 Restated Restricted Stock Plan”). See Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding the Company’s incentive plans.

During the three months ended March 31, 2011, there were 124,800 stock options exercised. Related to these exercises, the Company received $1.2 million of stock option proceeds. During the three months ended March 31, 2010, there were 15,480 stock options exercised. Related to these exercises, the Company received $0.1 million of stock option proceeds.

The Company recognized share-based compensation expense of $0.1 million in the quarter ended March 31, 2011, compared to $0.2 million for the same period in 2010.

Note 3. Earnings Per Share

We compute earnings per share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Diluted earnings per share includes potential common shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if any outstanding options are exercised. Diluted earnings per share also includes the “if converted”

method for participating securities if the effect is dilutive. The two-class method of calculating diluted earnings per share is used whether the “if converted” result is dilutive or anti-dilutive.

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share amounts)
Basic EPS:
Net income	$6,627	$11,277

Basic weighted average common shares	18,232,600	18,888,356
Basic earnings per common share	$0.36	$0.60
Diluted EPS:
Net income	$6,627	$11,277

Diluted weighted average common shares:
Weighted average common shares	18,232,600	18,888,356
Stock options	468,679	428,177
Restricted stock	7,887	4,122

Diluted weighted average common shares	18,709,166	19,320,655

Diluted earnings per common share	$0.35	$0.58

Note 4. Investments

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at March 31, 2011 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$460,564	$13,590	$(1,720)	$472,434
U.S. agency-based mortgage-backed securities	56,884	3,630	(79)	60,435
Commercial mortgage-backed securities	51,566	2,941	—	54,507
U.S. Treasury securities and obligations of U.S. Government agencies	14,809	843	—	15,652
Corporate bonds	67,989	1,327	(139)	69,177
Asset-backed securities	6,203	18	(853)	5,368

Totals	$658,015	$22,349	$(2,791)	$677,573

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at March 31, 2011 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$16,341	$270	$(12)	$16,599
U.S. Treasury securities and obligations of U.S. Government agencies	5,924	—	(166)	5,758
Corporate bonds	20,684	11	(251)	20,444
Equity securities	1,090	—	—	1,090

Totals	$44,039	$281	$(429)	$43,891

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at December 31, 2010 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$466,898	$14,044	$(1,797)	$479,145
U.S. agency-based mortgage-backed securities	62,090	3,951	(101)	65,940
Commercial mortgage-backed securities	51,571	2,513	—	54,084
U.S. Treasury securities and obligations of U.S. Government agencies	14,819	972	—	15,791
Corporate bonds	60,825	1,423	(27)	62,221
Asset-backed securities	6,392	17	(877)	5,532
Long-term certificates of deposit	750	—	—	750

Totals	$663,345	$22,920	$(2,802)	$683,463

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

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at March 31, 2011, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
	(In thousands)
Less than one year	$85,961	$86,942
One to five years	200,808	207,064
Five to ten years	130,401	136,292
More than ten years	126,192	126,965
U.S. agency-based mortgage-backed securities	56,884	60,435
Commercial mortgage-backed securities	51,566	54,507
Asset-backed securities	6,203	5,368

Total	$658,015	$677,573

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at March 31, 2011, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
	(In thousands)
Less than one year	$—	$—
One to five years	13,310	13,251
Five to ten years	11,089	11,028
More than ten years	18,550	18,522

Total	$42,949	$42,801

The following table summarizes, as of March 31, 2011, the fair value of, and the amount of unrealized losses on, our investment securities, segregated by the time period each security has been in a continuous unrealized loss position:

	As of March 31, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$62,258	$1,120	$4,128	$600	$66,386	$1,720
U.S. agency-based mortgage-backed securities	842	5	2,168	74	3,010	79
Corporate bonds	18,693	139	—	—	18,693	139
Asset-backed securities	712	35	4,600	818	5,312	853

Total held-to-maturity securities	82,505	1,299	10,896	1,492	93,401	2,791

Available-for Sale
Fixed maturity securities:
States and political subdivisions	$2,610	$13	$—	$—	$2,610	$13
U.S. Treasury securities and obligations of U.S. Government agencies	5,758	165	—	—	5,758	165
Corporate bonds	14,186	251	—	—	14,186	251

Total available-for-sale securities	22,554	429	—	—	22,554	429

Total	$105,059	$1,728	$10,896	$1,492	$115,955	$3,220

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

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of March 31, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The current quarter effective tax rate decreased significantly due to a higher percentage of tax-exempt interest relative to pre-tax earnings in the quarter ended March 31, 2011.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the quarters ended March 31, 2011 and 2010.

Tax years 2007 through 2010 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Note 6. Comprehensive Income

Comprehensive income was $6.5 million for the three months ended March 31, 2011, as compared to $8.9 million for the three months ended March 31, 2010. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax and a change in the deferred tax asset valuation allowance of $30 thousand and $0.8 million in 2011 and 2010, respectively.

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

At March 31, 2011, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—fixed maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$5,758	$—	$—	$5,758
Corporate Bonds	16,541	3,903	$—	20,444
States and Political Subdivisions	2,460	14,139	—	16,599

Total available for sale—fixed maturity	$24,759	$18,042	$—	$42,801

At December 31, 2010, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity	$683	$—	$—	$683
Securities available for sale—fixed maturity
U.S. Treasury securities and obligations of U.S. Government agencies	5,840	—	—	5,840
Corporate Bonds	8,601	7,208	—	15,809

Total available for sale—fixed maturity	$14,441	$7,208	$—	$21,649

Total available for sale	$15,124	$7,208	$—	$22,332

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

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	As of March 31, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Fixed maturity securities—held-to-maturity	$658,015	$677,573	$663,345	$683,463
Fixed maturity securities—available-for-sale	42,801	42,801	21,649	21,649
Equity securities	1,090	1,090	1,773	1,773
Cash and cash equivalents	52,202	52,202	60,966	60,966
Short-term Investments	70,153	70,153	78,770	78,770
Liabilities:
Subordinated debt securities:
ACT I	10,310	10,310	10,310	10,310
ACT II	25,780	25,780	25,780	25,780

Note 8. Treasury Stock

In March 2010, the Company announced that its Board of Directors had approved a share repurchase program of its common stock. On November 4, 2010, the Company announced that its Board of Directors voted to renew the previously authorized share repurchase program by one year, to December 31, 2011. In addition, the Board authorized a new limit of up to $25 million effective October 1, 2010. During the three months ended March 31, 2011, 159,062 shares were purchased for $2.9 million, or an average price (including commissions) of $17.98 per share.

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

Note 10. Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06 “Improving Disclosures about Fair Value Measurements”. This guidance requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance was effective January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements, which was effective January 1, 2011. This guidance did not have a material impact on our consolidated financial statements.

On September 29, 2010, the Emerging Issues Task Force (“EITF”) Issue 09-G, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” was ratified by the FASB. This guidance changes the accounting for costs associated with acquiring or renewing insurance contracts in response to diversity in practice in the capitalization and amortization of those costs. Under the new guidance, deferrable costs will be limited to incremental direct costs of successful contract acquisition incurred with independent third parties and the portion of total employee compensation and payroll-related fringe benefits related to time spent performing specified acquisition activities (e.g., underwriting, policy issuance and processing) for successful acquisition efforts. Companies will have a choice between prospective and retrospective adoption. The new guidance will be effective for fiscal years beginning after December 15, 2011. Management estimates the effect of adoption of this new guidance on our consolidated financial position or results of operations to result in a change between $2.0 million and $3.0 million, pre-tax.

Note 11. Subsequent Events

In April 2011, the Company’s Board of Directors voted to redeem $10.3 million in outstanding subordinated debt securities due 2034. Interest on the subordinated debt securities accrues at a floating rate equal to the three-month LIBOR rate plus a marginal rate, and was equal to 4.4% at March 31, 2011. The securities are expected to be redeemed in July 2011, with the redemption to be funded from available capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three months ended March 31, 2011 and 2010. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands, except per share data) (unaudited
Gross premiums written	$71,359	$61,091
Net premiums earned	60,089	55,058
Net investment income	6,546	6,540
Total revenues	66,959	64,382
Total expenses	59,473	50,763
Net income	6,627	11,277
Diluted earnings per common share	$0.35	$0.58

Other Key Measures
Net combined ratio (1)	98.3%	91.5%
Return on average equity (2)	8.1%	14.7%
Book value per share (3)	$18.05	$16.49

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current period’s net premiums earned.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period.
(3)	Book value per share is calculated by dividing shareholders’ equity by total outstanding shares.

Consolidated Results of Operations for Three Months Ended March 31, 2011 Compared to March 31, 2010

Gross Premiums Written. Gross premiums written for the quarter ended March 31, 2011 were $71.4 million, compared to $61.1 million for the same period in 2010, an increase of 16.8%. The increase was attributable to a $1.7 million increase in annual premiums on voluntary policies written during the period and an $8.8 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. This increase was partially offset by a $0.2 million decrease in assumed premium from mandatory pooling arrangements. In addition, the renewal rights and assumption agreement with Cooperative Mutual was completed in the first quarter of 2011, which accounted for $4.0 million of gross premiums written.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2011 were $67.8 million, compared to $56.5 million for the same period in 2010, an increase of 20.1%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.6% for the first quarter of 2011, compared to 7.8% for the first quarter of 2010.

Net Premiums Earned. Net premiums earned for the first quarter of 2011 were $60.1 million, compared to $55.1 million for the same period in 2010, an increase of 9.1%. The increase was attributable to the increase in net premiums written in the quarter, offset by an increase in unearned premiums.

Net Investment Income. Net investment income was $6.5 million for the first quarter of 2011 and 2010. Average invested assets, including cash and cash equivalents, were $825.2 million in the quarter ended March 31, 2011, compared to an average of $803.1 million for the same period in 2010, an increase of 2.8%. The pre-tax investment yield on our investment portfolio was 3.2% per annum during the quarter ended March 31, 2011, compared to 3.3% per annum for the first quarter of 2010. The tax-equivalent yield on our investment portfolio was 4.6% per annum for the quarter ended March 31, 2011, compared to 4.7% per annum for the same period in 2010. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended March 31, 2011 totaled $0.1 million, compared to $2.6 million for the same period in 2010. Net realized gains in the first quarter of 2011 resulted from the sale of equity securities and fixed maturity securities from the available-for-sale portfolio. Net realized gains in the first quarter of 2010 primarily resulted from $2.5 million in gains from the sale of certain equity securities.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $44.2 million for the three months ended March 31, 2011, compared to $37.6 million for the same period in 2010, an increase of $6.5 million, or 17.4%. The current accident year losses and LAE incurred were $46.3 million, or 77.0% of net premiums earned, compared to $39.9 million, or 72.5% of net premiums earned, for the same period in 2010. The increase in the current accident year loss ratio was mainly driven by frequency and severity. We recorded favorable prior accident year development of $2.1 million in the first quarter of 2011, compared to $2.3 million in the same period of 2010, as further discussed below in “Prior Year Development.” Our net loss ratio was 73.5% in the first quarter of 2011, compared to 68.3% in the same period of 2010.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended March 31, 2011 were $14.6 million, compared to $12.5 million for the same period in 2010, an increase of 16.5%. This increase was primarily due to a $1.1 million decrease in experience-rated commissions related to our 2011 reinsurance agreement, a $0.7 million increase in assessments and premium taxes and a $0.3 million increase in commission expense. Our expense ratio was 24.2% in the first quarter of 2011 compared to 22.7% in the first quarter of 2010.

Interest expense. Interest expense for the first quarter of 2011 was $0.4 million, compared to $0.4 million for the same period in 2010. Weighted average borrowings for both periods were $36.1 million. The weighted average interest rate increased to 4.2% per annum for the first quarter of 2011 from 4.1% per annum for the first quarter of 2010.

Income tax expense. Income tax expense for the three months ended March 31, 2011 was $0.9 million, compared to $2.3 million for the same period in 2010. The decrease was primarily attributable to a decline in pre-tax income to $7.5 million in the first quarter of 2011 from $13.6 million in the first quarter of 2010. The effective tax rate also decreased to 11.5% in the first quarter of 2011 from 17.2% in the first quarter of 2010. This decrease is due to the higher level of tax-exempt investment income relative to our lower pre-tax income.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity securities.

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2011, which represented a $1.1 million decrease from $1.6 million in net cash provided by operating activities for the three months ended March 31, 2010. This decrease in operating cash was attributable to a $2.6 million increase in losses paid, a $1.1 million increase in expense disbursements and a $1.9 million decrease in reinsurance recoveries. Offsetting these decreases in operating cash flow were a $5.6 million increase in premiums collected, a $1.0 million decrease in federal income taxes paid and a $0.3 million decrease in policyholder dividends paid.

Net cash used in investing activities was $7.9 million for the three months ended March 31, 2011, compared to net cash provided by operating activities of $0.4 million for the same period in 2010. Cash provided by sales and maturities of investments totaled $63.7 million for the three months ended March 31, 2011, compared to $39.3 million for the same period in 2010. A total of $71.6 million in cash was used to purchase investments in the three months ended March 31, 2011, compared to $38.4 million in purchases for the same period in 2010.

Net cash used in financing activities in the three months ended March 31, 2011 was $1.3 million, compared to $1.0 million for the same period in 2010. In the three months ended March, 31, 2011, repurchases of outstanding shares of our common stock totaled $2.9 million, compared to $1.1 million for the same period in 2010. Proceeds from stock option exercises totaled $1.2 million for the three months ended March 31, 2011, compared to $0.1 million for the same period in 2010.

In March 2010, the Company announced that its Board of Directors had approved a stock repurchase program. On November 4, 2010, the Company announced that its Board of Directors voted to renew the previously authorized share repurchase program by one year, to December 31, 2011. In addition, the Board authorized a new limit of up to $25 million effective October 1, 2010. As of March 31, 2011, the Company had repurchased a total of 867,670 shares of its outstanding common stock for $15.0 million under the program.

Investment Portfolio

As of March 31, 2011, our investment portfolio, including cash and cash equivalents, totaled $824.3 million, an increase of 3.1% from March 31, 2010. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities,” was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2011, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$460,564	55.9%
U.S. agency-based mortgage-backed securities	56,884	6.9%
Commercial mortgage-backed securities	51,566	6.3%
U.S. Treasury securities and obligations of U.S. Government agencies	14,809	1.8%
Corporate bonds	67,989	8.2%
Asset-backed securities	6,203	0.8%

Total fixed maturity securities—held-to-maturity	658,015	79.9%

Fixed maturity securities—available-for-sale:
States and political subdivisions	16,599	2.0%
U.S. Treasury securities and obligations of U.S. Government agencies	5,758	0.7%
Corporate bonds	20,444	2.5%

Total fixed maturity securities—available-for-sale	42,801	5.2%

Equity securities	1,090	0.1%
Cash and cash equivalents	52,202	6.3%
Short-term investments	70,153	8.5%

Total investments, including cash and cash equivalents	$824,261	100.0%

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

In the three months ended March 31, 2011, we sold equity and fixed maturity securities classified as available-for-sale. The carrying value of these securities at disposal was $0.9 million. Realized gains on the sale of these securities totaled $0.1 million. An other-than-temporary impairment had previously been recognized on one of the equity securities.

Prior Year Development

The Company recorded favorable prior accident year development of $2.1 million in the three months ended March 31, 2011. The table below sets forth the favorable or unfavorable development for the three months ended March 31, 2011 and 2010 for accident years 2006 through 2010 and, collectively, for all accident years prior to 2006.

	Favorable/(Unfavorable) Development
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(in millions)
Accident Year
2010	$(13.7)	$—
2009	0.0	(0.4)
2008	2.2	(0.1)
2007	6.1	0.6
2006	3.1	0.7
Prior to 2006	4.4	1.5

Total net development	$2.1	$2.3

The table below sets forth the number of open claims as of March 31, 2011 and 2010, and the number of claims reported and closed during the three months then ended.

	Three Months Ended March 31,
	2011	2010
Open claims at beginning of period	5,129	4,511
Claims reported	1,335	1,214
Claims closed	(1,363)	(1,280)

Open claims at end of period	5,101	4,445

The number of open claims at March 31, 2011 increased by 656 claims, or 14.8%, as compared to the number of open claims at March 31, 2010. We partially attribute the increase in the number of claims to frequency and extended duration. Efforts continue to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). Management believes that these efforts have contributed, in part, to the favorable prior accident year development recorded for the three months ended March 31, 2011.

At March 31, 2011, our case incurred amounts for certain accident years, particularly 2006, 2007 and 2008, have not developed to the degree management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our 25 years of historical claims data. However, as of March 31, 2011, actual results for these accident years have been better than our assumptions would have predicted. At the same time, actual results for accident year 2010 are higher than we predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or better than, our results in these recent accident years, our historical claims data will reflect these changes and, over time, will impact the reserves we establish for future claims.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2010, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1, 2011 to January 31, 2011	159,062	$17.98	159,062	$20,412
February 1, 2011 to February 28, 2011	—	—	—	$20,412
March 1, 2011 to March 31, 2011	—	—	—	$20,412

Total	159,062		159,062

(1)	In March 2010, the Company’s Board of Directors approved a stock repurchase program. On November 4, 2010, the Company announced that its Board of Directors voted to renew the previously authorized share repurchase program by one year, to December 31, 2011. In addition, the Board authorized a new limit of up to $25 million effective October 1, 2010.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

May 3, 2011	/s/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 3, 2011	/S/ G. JANELLE FROST
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