Form 10-Q
period 2011-06-14
AMERISAFE INC
filed 2011-08-04
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of July 31, 2011, there were 18,420,242 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $676,050 and $683,463 in 2011 and 2010, respectively)	$648,333	$663,345
Fixed maturity securities—available-for-sale, at fair value (cost $53,167 and $21,865 in 2011 and 2010, respectively)	53,884	21,649
Equity securities—available-for-sale, at fair value (cost $1,090 and $1,687 in 2011 and 2010, respectively)	1,090	1,773
Short-term investments	63,508	78,770

Total investments	766,815	765,537
Cash and cash equivalents	62,044	60,966
Amounts recoverable from reinsurers	94,187	95,133
Premiums receivable, net	140,460	122,618
Deferred income taxes	30,657	31,512
Accrued interest receivable	8,377	7,704
Property and equipment, net	7,334	7,547
Deferred policy acquisition costs	19,885	17,400
Deferred charges	3,324	2,936
Federal income tax recoverable	3,808	2,293
Other assets	15,657	14,488

	$1,152,548	$1,128,134

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$527,047	$532,204
Unearned premiums	128,449	111,494
Reinsurance premiums payable	847	7
Amounts held for others	26,053	22,667
Policyholder deposits	37,755	39,187
Insurance-related assessments	36,574	33,898
Securities payable	—	6,718
Accounts payable and other liabilities	22,520	20,646
Subordinated debt securities	36,090	36,090

	815,335	802,911

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2011 and 2010; 19,287,912 and 19,060,649 shares issued and 18,420,242 and 18,352,041 shares outstanding in 2011 and 2010, respectively	193	191
Additional paid-in capital	183,836	180,884
Treasury stock at cost (867,670 and 708,608 shares in 2011 and 2010, respectively)	(14,961)	(12,102)
Accumulated earnings	167,181	155,985
Accumulated other comprehensive income, net	964	265

	337,213	325,223

	$1,152,548	$1,128,134

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Gross premiums written	$72,916	$62,993	$144,275	$124,084
Ceded premiums written	(3,388)	(4,603)	(6,970)	(9,242)

Net premiums written	$69,528	$58,390	$137,305	$114,842

Net premiums earned	$60,261	$52,982	$120,350	$108,040
Net investment income	6,597	6,675	13,143	13,215
Net realized gains on investments	145	293	248	2,845
Fee and other income	48	145	269	377

Total revenues	67,051	60,095	134,010	124,477

Expenses
Loss and loss adjustment expenses incurred	46,576	33,711	90,752	71,338
Underwriting and certain other operating costs	5,600	3,403	10,771	6,686
Commissions	4,497	3,993	8,783	7,992
Salaries and benefits	4,841	4,951	9,947	10,166
Interest expense	380	385	759	760
Policyholder dividends	364	210	719	474

Total expenses	62,258	46,653	121,731	97,416

Income before income taxes	4,793	13,442	12,279	27,061
Income tax expense	224	3,018	1,083	5,360

Net income	4,569	10,424	11,196	21,701

Net income available to common shareholders	$4,569	$10,424	$11,196	$21,701

Earnings per share
Basic	$0.25	$0.56	$0.61	$1.15

Diluted	$0.24	$0.54	$0.60	$1.13

Shares used in computing earnings per share
Basic	18,392,207	18,720,748	18,312,843	18,804,093

Diluted	18,846,466	19,160,004	18,774,376	19,238,093

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income	$11,196	$21,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	529	516
Net amortization of investments	2,803	2,292
Deferred income taxes	819	(2,575)
Net realized gains on investments	(248)	(2,845)
Share-based compensation	261	464
Changes in operating assets and liabilities:
Premiums receivable, net	(17,842)	(7,015)
Accrued interest receivable	(673)	(461)
Deferred policy acquisition costs and deferred charges	(2,873)	(1,513)
Other assets and federal income tax recoverable	(2,684)	4,534
Reserves for loss and loss adjustment expenses	(5,156)	(2,707)
Unearned premiums	16,955	6,802
Reinsurance balances	1,787	(11,391)
Amounts held for others and policyholder deposits	1,954	1,375
Accounts payable and other liabilities	(2,169)	1,200

Net cash provided by operating activities	4,659	10,377

Investing Activities
Purchases of investments held-to-maturity	(49,416)	(40,601)
Purchases of investments available-for-sale	(43,530)	(13,841)
Purchases of short-term investments	(49,969)	(42,866)
Proceeds from maturities of investments held-to-maturity	61,452	26,344
Proceeds from sales and maturities of investments available-for-sale	13,223	21,924
Proceeds from sales and maturities of short-term investments	65,141	32,467
Purchases of property and equipment	(316)	(1,267)

Net cash used in investing activities	(3,415)	(17,840)

Financing Activities
Proceeds from stock option exercises	1,993	917
Tax benefit from share-based payments	700	134
Treasury shares purchased	(2,859)	(6,638)

Net cash used in financing activities	(166)	(5,587)

Change in cash and cash equivalents	1,078	(13,050)
Cash and cash equivalents at beginning of period	60,966	63,188

Cash and cash equivalents at end of period	$62,044	$50,138

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

Pursuant to the 2010 Restated Restricted Stock Plan, 11,830 shares of restricted common stock granted in June 2010 to non-employee directors vested on June 15, 2011, the date of the annual shareholders’ meeting. On June 15, 2011, non-employee directors were granted 9,513 shares of restricted common stock in accordance with the 2010 Restated Restricted Stock Plan. The market value of the restricted shares granted was $0.2 million.

During the six months ended June 30, 2011, there were 217,750 stock options exercised. Related to these exercises, the Company received $2.0 million of stock option proceeds. During the six months ended June 30, 2010, there were 95,472 stock options exercised. Related to these exercises, the Company received $0.9 million of stock option proceeds.

The Company recognized share-based compensation expense of $0.1 million in the quarter ended June 30, 2011, compared to $0.2 million for the same period in 2010. The Company recognized share-based compensation expense of $0.3 million in the six months ended June 30, 2011, compared to $0.5 million for the same period in 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$4,569	$10,424	$11,196	$21,701

Basic weighted average common shares	18,392,207	18,720,748	18,312,843	18,804,093
Basic earnings per common share	$0.25	$0.56	$0.61	$1.15

Diluted EPS:
Net income	$4,569	$10,424	$11,196	$21,701

Diluted weighted average common shares:
Weighted average common shares	18,392,207	18,720,748	18,312,843	18,804,093
Stock options	446,975	435,082	455,461	430,707
Restricted stock	7,284	4,174	6,072	3,293

Diluted weighted average common shares	18,846,466	19,160,004	18,774,376	19,238,093

Diluted earnings per common share	$0.24	$0.54	$0.60	$1.13

Note 4. Investments

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at June 30, 2011 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$450,745	$18,961	$(808)	$468,898
U.S. agency-based mortgage-backed securities	53,188	4,057	(66)	57,179
Commercial mortgage-backed securities	51,561	3,771	—	55,332
U.S. Treasury securities and obligations of U.S. Government agencies	13,799	982	—	14,781
Corporate bonds	73,190	1,615	(38)	74,767
Asset-backed securities	5,850	23	(780)	5,093

Totals	$648,333	$29,409	$(1,692)	$676,050

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at June 30, 2011 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$30,350	$893	$(44)	$31,199
U.S. Treasury securities and obligations of U.S. Government agencies	2,103	—	(105)	1,998
Corporate bonds	20,714	74	(101)	20,687
Equity securities	1,090	—	—	1,090

Totals	$54,257	$967	$(250)	$54,974

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

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at June 30, 2011, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
	(In thousands)
Less than one year	$102,620	$103,726
One to five years	173,342	180,343
Five to ten years	139,035	147,996
More than ten years	122,737	126,381
U.S. agency-based mortgage-backed securities	53,188	57,179
Commercial mortgage-backed securities	51,561	55,332
Asset-backed securities	5,850	5,093

Total	$648,333	$676,050

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at June 30, 2011, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
	(In thousands)
Less than one year	$—	$—
One to five years	14,857	14,880
Five to ten years	6,271	6,367
More than ten years	32,039	32,637

Total	$53,167	$53,884

The following table summarizes, as of June 30, 2011, the fair value of, and the amount of unrealized losses on, our investment securities, segregated by the time period each security has been in a continuous unrealized loss position:

	As of June 30, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$28,216	$320	$5,254	$488	$33,470	$808
U.S. agency-based mortgage-backed securities	680	12	1,419	54	2,099	66
Corporate bonds	5,972	38	—	—	5,972	38
Asset-backed securities	691	38	4,341	742	5,032	780

Total held-to-maturity securities	35,559	408	11,014	1,284	46,573	1,692

Available-for Sale
Fixed maturity securities:
States and political subdivisions	$8,957	$45	$—	$—	$8,957	$45
U.S. Treasury securities and obligations of U.S. Government agencies	1,999	104	—	—	1,999	104
Corporate bonds	4,278	101	—	—	4,278	101

Total available-for-sale securities	15,234	250	—	—	15,234	250

Total	$50,793	$658	$11,014	$1,284	$61,807	$1,942

We regularly review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. We consider various factors in determining if a decline in the fair value of an individual security is other-than-temporary. The key factors we consider are:

•	any reduction or elimination of preferred stock dividends, or nonpayment of scheduled principal or interest payments;

•	the financial condition and near-term prospects of the issuer of the applicable security, including any specific events that may affect its operations or earnings;

•	how long and by how much the fair value of the security has been below its cost or amortized cost;

•	any downgrades of the security by a rating agency;

•	our intent whether or not to sell the security;

•	the likelihood of being forced to sell the security before the recovery of its value; and

•	an evaluation as to whether there are any credit losses on debt securities.

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

In June 2011, we recorded an impairment charge for one asset-backed security in our held-to-maturity investment portfolio. We impaired this security because, among other things, a loss of principal was anticipated based upon estimated future cash flows. This charge is included in “Net realized gains on investments,” and totaled $0.2 million for the quarter ended June 30, 2011.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of June 30, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The current quarter effective tax rate decreased significantly due to a higher percentage of tax-exempt interest relative to pre-tax earnings in the quarter ended June 30, 2011, as compared to the quarter ended June 30, 2010.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the quarters ended June 30, 2011 and 2010.

Tax years 2007 through 2010 are subject to examination by the federal and state taxing authorities. In July 2011, the Company was notified by the Internal Revenue Service of an examination to be conducted for tax year 2009.

Note 6. Comprehensive Income

Comprehensive income was $5.4 million for the three months ended June 30, 2011, as compared to $10.2 million for the three months ended June 30, 2010. Comprehensive income was $11.9 million for the six months ended June 30, 2011, as compared to $19.1 million for the same period in 2010. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax and a change in the deferred tax asset valuation allowance of $0.2 million and $0.8 million in 2011 and 2010, respectively.

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no significant transfers between Level 1 and Level 2 during the six months ended June 30, 2011.

At June 30, 2011, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—fixed maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$1,998	$—	$—	$1,998
Corporate Bonds	14,518	6,169	$—	20,687
States and Political Subdivisions	10,385	20,814	—	31,199

Total available for sale—fixed maturity	$26,901	$26,983	$—	$53,884

At December 31, 2010, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity	$683	$—	$—	$683
Securities available for sale—fixed maturity
U.S. Treasury securities and obligations of U.S. Government agencies	5,840	—	—	5,840
Corporate Bonds	8,601	7,208	—	15,809

Total available for sale—fixed maturity	$14,441	$7,208	$—	$21,649

Total available for sale	$15,124	$7,208	$—	$22,332

At June 30, 2011, the Company held one security measured at fair value on a nonrecurring basis due to an impairment recognized of $0.2 million. The security is valued using Level 2 inputs and has a value of $0.6 million at June 30, 2011.

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

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	As of June 30, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Fixed maturity securities—held-to-maturity	$648,333	$676,050	$663,345	$683,463
Fixed maturity securities—available-for-sale	53,884	53,884	21,649	21,649
Equity securities	1,090	1,090	1,773	1,773
Cash and cash equivalents	62,044	62,044	60,966	60,966
Short-term Investments	63,508	63,508	78,770	78,770
Liabilities:
Subordinated debt securities:
ACT I	10,310	10,310	10,310	10,310
ACT II	25,780	25,780	25,780	25,780

Note 8. Treasury Stock

In March 2010, the Company announced that its Board of Directors had approved a share repurchase program of its common stock. On November 4, 2010, the Company announced that its Board of Directors voted to renew the previously authorized share repurchase program by one year, to December 31, 2011. In addition, the Board authorized a new limit of up to $25 million effective October 1, 2010. There were no shares purchased during the three months ended June 30, 2011. During the six months ended June 30, 2011, 159,062 shares were purchased for $2.9 million, or an average price (including commissions) of $17.98 per share.

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

Note 10. Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06 “Improving Disclosures about Fair Value Measurements”. This guidance requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance was effective January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements, which was effective January 1, 2011. This guidance did not have a material impact on our consolidated financial statements.

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (previously referred to as EITF Issue 09-G). This guidance changes the accounting for costs associated with acquiring or renewing insurance contracts in response to diversity in practice in the capitalization and amortization of those costs. Under the new guidance, deferrable costs will be limited to incremental direct costs of successful contract acquisition incurred with independent third parties and the portion of total employee compensation and payroll-related fringe benefits related to time spent performing specified acquisition activities (e.g., underwriting, policy issuance and processing) for successful acquisition efforts. Companies will have a choice between prospective and retrospective adoption. The new guidance will be effective for fiscal years beginning after December 15, 2011. Management estimates the effect of adoption of this new guidance on our consolidated financial position or results of operations to result in a change between $2.0 million and $3.0 million, pre-tax.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The new guidance will be effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05 “Presentation of Comprehensive Income.” This guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Note 11. Subsequent Events

In April 2011, the Company’s Board of Directors voted to redeem $10.3 million in outstanding subordinated debt securities due 2034. Interest on the subordinated debt securities accrues at a floating rate equal to the three-month LIBOR rate plus a marginal rate, and was equal to 4.4% at June 30, 2011. The securities were redeemed in July 2011, with the redemption funded from available capital.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2011 and 2010. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$72,916	$62,993	$144,275	$124,084
Net premiums earned	60,261	52,982	120,350	108,040
Net investment income	6,597	6,675	13,143	13,215
Total revenues	67,051	60,095	134,010	124,477
Total expenses	62,258	46,653	121,731	97,416
Net income	4,569	10,424	11,196	21,701
Diluted earnings per common share	$0.24	$0.54	$0.60	$1.13

Other Key Measures
Net combined ratio (1)	102.7%	87.3%	100.5%	89.4%
Return on average equity (2)	5.5%	13.3%	6.8%	14.0%
Book value per share (3)	$18.31	$17.01	$18.31	$17.01

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current period’s net premiums earned.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period.
(3)	Book value per share is calculated by dividing shareholders’ equity by total outstanding shares.

Consolidated Results of Operations for Three Months Ended June 30, 2011 Compared to June 30, 2010

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2011 were $72.9 million, compared to $63.0 million for the same period in 2010, an increase of 15.8%. The increase was attributable to a $1.3 million increase in annual premiums on voluntary policies written during the period and an $8.9 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. These increases were partially offset by a $0.1 million decrease in assumed premium from mandatory pooling arrangements.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2011 were $69.5 million, compared to $58.4 million for the same period in 2010, an increase of 19.1%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.3% for the second quarter of 2011, compared to 8.0% for the second quarter of 2010. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2011 reinsurance treaties.

Net Premiums Earned. Net premiums earned for the second quarter of 2011 were $60.3 million, compared to $53.0 million for the same period in 2010, an increase of 13.7%. The increase was attributable to the increase in net premiums written in the quarter, offset by an increase in unearned premiums.

Net Investment Income. Net investment income for the quarter ended June 30, 2011 was $6.6 million, compared to $6.7 million for the same period in 2010. Average invested assets, including cash and cash equivalents, were $828.5 million in the quarter ended June 30, 2011, compared to an average of $800.4 million for the same period in 2010, an increase of 3.5%. The pre-tax investment yield on our investment portfolio was 3.2% per annum during the quarter ended June 30, 2011, compared to 3.3% per annum for the second quarter of 2010. The tax-equivalent yield on our investment portfolio was 4.5% per annum for the quarter ended June 30, 2011, compared to 4.7% per annum for the same period in 2010. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended June 30, 2011 totaled $0.1 million, compared to $0.3 million for the same period in 2010. Net realized gains in the second quarter of 2011 were attributable to $0.3 million in realized gains from the sale of fixed maturity securities from the available-for-sale portfolio. These gains were offset by an other-than-temporary impairment of $0.2 million on one asset-backed security from our held-to-maturity portfolio. Net realized gains in the second quarter of 2010 primarily resulted from $0.3 million in gains from the sale of fixed maturity securities from the available-for-sale portfolio.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $46.6 million for the three months ended June 30, 2011, compared to $33.7 million for the same period in 2010, an increase of $12.9 million, or 38.2%. The current accident year losses and LAE incurred were $47.8 million, or 79.3% of net premiums earned, compared to $40.0 million, or 75.5% of net premiums earned, for the same period in 2010. The increase in the current accident year loss ratio was mainly driven by frequency and severity. We recorded favorable prior accident year development of $1.2 million in the second quarter of 2011, compared to $6.3 million in the same period of 2010, as further discussed below in “Prior Year Development.” Our net loss ratio was 77.3% in the second quarter of 2011, compared to 63.6% for the same period of 2010.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2011 were $14.9 million, compared to $12.3 million for the same period in 2010, an increase of 21.0%. This increase was primarily due to a $1.1 million decrease in experience-rated commissions and a $0.3 million decrease in ceding commission related to our 2011 reinsurance agreement, a $1.0 million increase in premium taxes and a $0.5 million increase in commission expense. Our expense ratio was 24.8% in the second quarter of 2011 compared to 23.3% in the second quarter of 2010.

Interest expense. Interest expense for the second quarter of 2011 and 2010 was $0.4 million. Weighted average borrowings for both periods were $36.1 million. The weighted average interest rate decreased to 4.2% per annum for the second quarter of 2011 from 4.3% per annum for the second quarter of 2010.

Income tax expense. Income tax expense for the three months ended June 30, 2011 was $0.2 million, compared to $3.0 million for the same period in 2010. The decrease was primarily attributable to a decline in pre-tax income to $4.8 million in the second quarter of 2011 from $13.4 million in the second quarter of 2010. The effective tax rate also decreased to 4.7% in the second quarter of 2011 from 22.5% in the second quarter of 2010. This decrease is due to the higher level of tax-exempt investment income relative to our lower pre-tax income.

Consolidated Results of Operations for Six Months Ended June 30, 2011 Compared to June 30, 2010

Gross Premiums Written. Gross premiums written for the first half of 2011 were $144.3 million, compared to $124.1 million for the same period in 2010, an increase of 16.3%. The increase was attributable to a $3.0 million increase in annual premiums on voluntary policies written during the period and a $17.7 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. These increases were partially offset by a $0.3 million decrease in assumed premium from mandatory pooling arrangements. In addition, the renewal rights and assumption agreement with Cooperative Mutual was completed in the first quarter of 2011, which accounted for $4.0 million of gross premiums written.

Net Premiums Written. Net premiums written for the six months ended June 30, 2011 were $137.3 million, compared to $114.8 million for the same period in 2010, an increase of 19.6%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.5% for the first half of 2011, compared to 7.9% for the first half of 2010. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2011 reinsurance treaties.

Net Premiums Earned. Net premiums earned for the first half of 2011 were $120.4 million, compared to $108.0 million for the same period in 2010, an increase of 11.4%. The increase was attributable to the increase in net premiums written, offset by an increase in unearned premiums.

Net Investment Income. Net investment income for the first six months of 2011 was $13.1 million, compared to $13.2 million for the same period in 2010. Average invested assets, including cash and cash equivalents, were $827.2 million in the six months ended June 30, 2011, compared to an average of $802.1 million for the same period in 2010, an increase of 3.1%. The pre-tax investment yield on our investment portfolio was 3.2% per annum during the six months ended June 30, 2011, compared to 3.3% per annum during the same period in 2010. The tax-equivalent yield on our investment portfolio was 4.5% per annum for the first half of 2011, compared to 4.7% per annum for the same period in 2010. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the six months ended June 30, 2011 totaled $0.2 million, compared to $2.8 million for the same period in 2010. Net realized gains in the first half of 2011 resulted from $0.4 million in gains from the sale of equity securities and fixed maturity securities from the available-for-sale portfolio. These gains were offset by an other-than-temporary impairment of $0.2 million on one asset-backed security from our held-to-maturity portfolio. Net realized gains in the first half of 2010 primarily resulted from $2.8 million in gains from the sale of certain equity and fixed maturity securities from the available-for-sale portfolio.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $90.8 million for the six months ended June 30, 2011, compared to $71.3 million for the same period in 2010, an increase of $19.4 million, or 27.2%. The current accident year losses and LAE incurred were $94.1 million, or 78.2% of net premiums earned, compared to $79.9 million, or 74.0% of net premiums earned, for the same period in 2010. The increase in the current accident year loss ratio was mainly driven by frequency and severity. We recorded favorable prior accident year development of $3.3 million in the first half of 2011, compared to $8.6 million in the same period of 2010, as further discussed below in “Prior Year Development.” Our net loss ratio was 75.4% in the first half of 2011, compared to 66.0% for the same period of 2010.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the six months ended June 30, 2011 were $29.5 million, compared to $24.8 million for the same period in 2010, an increase of 18.7%. This increase was primarily due to a $2.1 million decrease in experience-rated commissions and a $0.6 million decrease in ceding commission related to our 2011 reinsurance agreement, a $1.3 million increase in premium taxes, a $0.8 million increase in commission expense and a $0.5 million increase in insurance-related assessments. Our expense ratio was 24.5% in the first half of 2011 compared to 23.0% in the same period of 2010.

Interest expense. Interest expense for the first six months of 2011 and 2010 was $0.8 million. Weighted average borrowings for both periods were $36.1 million. The weighted average interest rate was 4.2% per annum for the first half of 2011 and 2010.

Income tax expense. Income tax expense for the six months ended June 30, 2011 was $1.1 million, compared to $5.4 million for the same period in 2010. The decrease was primarily attributable to a decline in pre-tax income to $12.3 million in the first half of 2011 from $27.1 million in the first half of 2010. The effective tax rate also decreased to 8.8% for the six months ended June 30, 2011 from 19.8% for the six months ended June 30, 2010. This decrease is due to the higher level of tax-exempt investment income relative to our lower pre-tax income.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity securities.

Net cash provided by operating activities was $4.7 million for the six months ended June 30, 2011, which represented a $5.7 million decrease from $10.4 million in net cash provided by operating activities for the six months ended June 30, 2010. This decrease in operating cash was attributable to a $9.2 million increase in losses paid, an $8.0 million increase in expense disbursements and a $1.4 million decrease in reinsurance recoveries. Offsetting these decreases in operating cash flow were an $11.3 million increase in premiums collected, a $1.3 million decrease in policyholder dividends paid and a $0.5 million decrease in federal income taxes paid.

Net cash used in investing activities was $3.4 million for the six months ended June 30, 2011, compared to $17.8 million for the same period in 2010. Cash provided by sales and maturities of investments totaled $139.8 million for the six months ended June 30, 2011, compared to $80.7 million for the same period in 2010. A total of $142.9 million in cash was used to purchase investments in the six months ended June 30, 2011, compared to $97.3 million in purchases for the same period in 2010.

Net cash used in financing activities in the six months ended June 30, 2011 was $0.2 million, compared to $5.6 million for the same period in 2010. In the six months ended June, 30, 2011, repurchases of outstanding shares of our common stock totaled $2.9 million, compared to $6.6 million for the same period in 2010. Proceeds from stock option exercises totaled $2.0 million for the six months ended June 30, 2011, compared to $0.9 million for the same period in 2010.

In March 2010, the Company announced that its Board of Directors had approved a stock repurchase program. On November 4, 2010, the Company announced that its Board of Directors voted to renew the previously authorized share repurchase program by one year, to December 31, 2011. In addition, the Board authorized a new limit of up to $25 million effective October 1, 2010. As of June 30, 2011, the Company had repurchased a total of 867,670 shares of its outstanding common stock for $15.0 million under the program.

In April 2011, the Company’s Board of Directors voted to redeem $10.3 million in outstanding subordinated debt securities due 2034. The securities were redeemed in July 2011, with the redemption funded from available capital.

Investment Portfolio

As of June 30, 2011, our investment portfolio, including cash and cash equivalents, totaled $828.9 million, an increase of 3.4% from June 30, 2010. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities,” was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2011, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$450,745	54.4%
U.S. agency-based mortgage-backed securities	53,188	6.4%
Commercial mortgage-backed securities	51,561	6.2%
U.S. Treasury securities and obligations of U.S. Government agencies	13,799	1.7%
Corporate bonds	73,190	8.8%
Asset-backed securities	5,850	0.7%

Total fixed maturity securities—held-to-maturity	648,333	78.2%

Fixed maturity securities—available-for-sale:
States and political subdivisions	31,199	3.8%
U.S. Treasury securities and obligations of U.S. Government agencies	1,998	0.2%
Corporate bonds	20,687	2.5%

Total fixed maturity securities—available-for-sale	53,884	6.5%

Equity securities	1,090	0.1%
Cash and cash equivalents	62,044	7.5%
Short-term investments	63,508	7.7%

Total investments, including cash and cash equivalents	$828,859	100.0%

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

In the three months ended June 30, 2011, we sold fixed maturity securities classified as available-for-sale. The carrying value of these securities at disposal was $11.9 million. Realized gains on the sale of these securities totaled $0.3 million.

In the six months ended June 30, 2011, we sold equity and fixed maturity securities classified as available-for-sale. An other-than-temporary impairment had previously been recognized on one of the equity securities. The carrying value of these securities at disposal was $12.8 million. Realized gains on the sale of these securities totaled $0.4 million. In the six months ended June 30, 2011, we recognized an other-than-temporary impairment of $0.2 million on an asset-based security in our held-to-maturity portfolio.

Prior Year Development

The Company recorded favorable prior accident year development of $1.2 million in the three months ended June 30, 2011. The table below sets forth the favorable or unfavorable development for the three and six months ended June 30, 2011 and 2010 for accident years 2006 through 2010 and, collectively, for all accident years prior to 2006.

	Favorable/(Unfavorable) Development
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(in millions)
Accident Year
2010	$(5.4)	$—	$(19.1)	$—
2009	0.0	0.5	0.0	0.1
2008	1.5	0.3	3.7	0.2
2007	1.8	2.7	7.9	3.3
2006	0.7	2.5	3.8	3.2
Prior to 2006	2.6	0.3	7.0	1.8

Total net development	$1.2	$6.3	$3.3	$8.6

The table below sets forth the number of open claims as of June 30, 2011 and 2010, and the number of claims reported and closed during the three and six months then ended.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Open claims at beginning of period	5,101	4,445	5,129	4,511
Claims reported	1,484	1,439	2,819	2,653
Claims closed	(1,453)	(1,270)	(2,816)	(2,550)

Open claims at end of period	5,132	4,614	5,132	4,614

The number of open claims at June 30, 2011 increased by 518 claims, or 11.2%, as compared to the number of open claims at June 30, 2010. We partially attribute the increase in the number of claims to frequency and extended duration. Efforts continue to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). Management believes that these efforts have contributed, in part, to the favorable prior accident year development recorded for the three and six months ended June 30, 2011.

At June 30, 2011, our case incurred amounts for certain accident years, particularly 2006, 2007 and 2008, have not developed to the degree management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our 25 years of historical claims data. However, as of June 30, 2011, actual results for these accident years have been better than our assumptions would have predicted. At the same time, actual results for accident year 2010 are higher than we predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or better than, our results in these recent accident years, our historical claims data will reflect these changes and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the six months ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1, 2011 to January 31, 2011	159,062	$17.98	159,062	$20,412
February 1, 2011 to February 28, 2011	—	—	—	$20,412
March 1, 2011 to March 31, 2011	—	—	—	$20,412
April 1, 2011 to April 30, 2011	—	—	—	$20,412
May 1, 2011 to May 31, 2011	—	—	—	$20,412
June 1, 2011 to June 30, 2011	—	—	—	$20,412

Total	159,062		159,062

(1)	In March 2010, the Company’s Board of Directors approved a stock repurchase program. On November 4, 2010, the Company announced that its Board of Directors voted to renew the previously authorized share repurchase program by one year, to December 31, 2011. In addition, the Board authorized a new limit of up to $25 million effective October 1, 2010.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

August 4, 2011	/S/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 4, 2011	/S/ G. JANELLE FROST
G. Janelle Frost
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.