Form 10-Q
period 2011-09-30
AMERISAFE INC
filed 2011-11-04
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 1, 2011, there were 18,067,272 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $676,287 and $683,463 in 2011 and 2010, respectively)	$642,033	$663,345
Fixed maturity securities—available-for-sale, at fair value (cost $63,011 and $21,865 in 2011 and 2010, respectively)	64,754	21,649
Equity securities—available-for-sale, at fair value (cost $14,306 and $1,687 in 2011 and 2010, respectively)	14,599	1,773
Short-term investments	46,186	78,770

Total investments	767,572	765,537
Cash and cash equivalents	68,940	60,966
Amounts recoverable from reinsurers	94,447	95,133
Premiums receivable, net	133,083	122,618
Deferred income taxes	29,370	31,512
Accrued interest receivable	9,215	7,704
Property and equipment, net	7,452	7,547
Deferred policy acquisition costs	19,793	17,400
Deferred charges	3,439	2,936
Federal income tax recoverable	3,504	2,293
Other assets	16,382	14,488

	$1,153,197	$1,128,134

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$532,249	$532,204
Unearned premiums	126,175	111,494
Reinsurance premiums payable	955	7
Amounts held for others	27,815	22,667
Policyholder deposits	37,342	39,187
Insurance-related assessments	34,182	33,898
Securities payable	5,955	6,718
Accounts payable and other liabilities	24,258	20,646
Subordinated debt securities	25,780	36,090

	814,711	802,911

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2011 and 2010; 19,287,912 and 19,060,649 shares issued and 18,062,272 and 18,352,041 shares outstanding in 2011 and 2010, respectively	193	191
Additional paid-in capital	183,936	180,884
Treasury stock at cost (1,225,640 and 708,608 shares in 2011 and 2010, respectively)	(21,758)	(12,102)
Accumulated earnings	173,873	155,985
Accumulated other comprehensive income, net	2,242	265

	338,486	325,223

	$1,153,197	$1,128,134

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Gross premiums written	$65,698	$52,197	$209,973	$176,281
Ceded premiums written	(3,517)	(5,334)	(10,487)	(14,576)

Net premiums written	$62,181	$46,863	$199,486	$161,705

Net premiums earned	$64,454	$54,412	$184,804	$162,452
Net investment income	6,495	6,569	19,638	19,784
Net realized gains (losses) on investments	512	(561)	760	2,284
Fee and other income	282	118	551	495

Total revenues	71,743	60,538	205,753	185,015

Expenses
Loss and loss adjustment expenses incurred	49,327	46,660	140,079	117,998
Underwriting and certain other operating costs	3,947	(834)	14,718	5,852
Commissions	4,800	4,087	13,583	12,079
Salaries and benefits	4,821	5,104	14,768	15,270
Interest expense	277	400	1,036	1,160
Policyholder dividends	271	252	990	726

Total expenses	63,443	55,669	185,174	153,085

Income before income taxes	8,300	4,869	20,579	31,930
Income tax expense	1,608	511	2,691	5,871

Net income	6,692	4,358	17,888	26,059

Net income available to common shareholders	$6,692	$4,358	$17,888	$26,059

Earnings per share
Basic	$0.37	$0.24	$0.98	$1.39

Diluted	$0.36	$0.23	$0.95	$1.36

Shares used in computing earnings per share
Basic	18,294,040	18,528,110	18,306,516	18,711,097

Diluted	18,708,721	18,982,574	18,766,733	19,155,258

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income	$17,888	$26,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	778	772
Net amortization of investments	4,559	3,623
Deferred income taxes	2,127	(4,317)
Net realized gains on investments	(760)	(2,284)
Share-based compensation	361	872
Changes in operating assets and liabilities:
Premiums receivable, net	(10,465)	8,346
Accrued interest receivable	(1,511)	(1,271)
Deferred policy acquisition costs and deferred charges	(2,896)	(815)
Other assets and federal income tax recoverable	(3,105)	4,388
Reserves for loss and loss adjustment expenses	45	6,664
Unearned premiums	14,681	(747)
Reinsurance balances	1,634	(15,011)
Amounts held for others and policyholder deposits	3,303	3,218
Accounts payable and other liabilities	3,133	(9,035)

Net cash provided by operating activities	29,772	20,462

Investing Activities
Purchases of investments held-to-maturity	(59,697)	(56,791)
Purchases of investments available-for-sale	(76,551)	(21,663)
Purchases of short-term investments	(64,623)	(62,047)
Proceeds from maturities of investments held-to-maturity	76,513	44,452
Proceeds from sales and maturities of investments available-for-sale	23,554	25,831
Proceeds from sales and maturities of short-term investments	96,961	52,514
Purchases of property and equipment	(683)	(2,302)

Net cash used in investing activities	(4,526)	(20,006)

Financing Activities
Proceeds from stock option exercises	1,993	1,335
Tax benefit from share-based payments	701	210
Treasury shares purchased	(9,656)	(10,373)
Redemption of subordinated debt security	(10,310)	—

Net cash used in financing activities	(17,272)	(8,828)

Change in cash and cash equivalents	7,974	(8,372)
Cash and cash equivalents at beginning of period	60,966	63,188

Cash and cash equivalents at end of period	$68,940	$54,816

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

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Note 2. Stock Options and Restricted Stock

The Company has two equity incentive plans: the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”) and the AMERISAFE 2010 Non-Employee Director Restricted Stock Plan (the “2010 Restricted Stock Plan”). See Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding the Company’s incentive plans.

Pursuant to the 2010 Restricted Stock Plan, 11,830 shares of restricted common stock granted in June 2010 to non-employee directors vested on June 15, 2011, the date of the annual shareholders’ meeting. On June 15, 2011, non-employee directors were granted 9,513 shares of restricted common stock in accordance with the 2010 Restricted Stock Plan. The market value of the restricted shares granted was $0.2 million.

During the nine months ended September 30, 2011, there were 217,750 stock options exercised. Related to these exercises, the Company received $2.0 million of stock option proceeds. During the nine months ended September 30, 2010, there were 139,902 stock options exercised. Related to these exercises, the Company received $1.3 million of stock option proceeds.

The Company recognized share-based compensation expense of $0.1 million in the quarter ended September 30, 2011, compared to $0.4 million for the same period in 2010. The Company recognized share-based compensation expense of $0.4 million in the nine months ended September 30, 2011, compared to $0.9 million for the same period in 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$6,692	$4,358	$17,888	$26,059

Basic weighted average common shares	18,294,040	18,528,110	18,306,516	18,711,097
Basic earnings per common share	$0.37	$0.24	$0.98	$1.39

Diluted EPS:
Net income	$6,692	$4,358	$17,888	$26,059

Diluted weighted average common shares:
Weighted average common shares	18,294,040	18,528,110	18,306,516	18,711,097
Stock options	405,207	448,304	451,613	437,779
Restricted stock	9,474	6,160	8,604	6,382

Diluted weighted average common shares	18,708,721	18,982,574	18,766,733	19,155,258

Diluted earnings per common share	$0.36	$0.23	$0.95	$1.36

Note 4. Investments

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at September 30, 2011 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$441,686	$25,263	$(426)	$466,523
U.S. agency-based mortgage-backed securities	49,969	4,275	(56)	54,188
Commercial mortgage-backed securities	51,556	3,097	—	54,653
U.S. Treasury securities and obligations of U.S. Government agencies	13,194	1,481	—	14,675
Corporate bonds	79,981	1,549	(58)	81,472
Asset-backed securities	5,647	25	(896)	4,776

Totals	$642,033	$35,690	$(1,436)	$676,287

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at September 30, 2011 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$31,052	$1,856	$—	$32,908
Corporate bonds	31,959	81	(194)	31,846
Equity securities	14,306	436	(143)	14,599

Totals	$77,317	$2,373	$(337)	$79,353

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

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at September 30, 2011, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
	(In thousands)
Less than one year	$101,770	$102,462
One to five years	179,874	187,513
Five to ten years	138,499	150,958
More than ten years	114,718	121,737
U.S. agency-based mortgage-backed securities	49,969	54,188
Commercial mortgage-backed securities	51,556	54,653
Asset-backed securities	5,647	4,776

Total	$642,033	$676,287

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at September 30, 2011, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
	(In thousands)
Less than one year	$5,244	$5,261
One to five years	18,953	18,894
Five to ten years	8,366	8,374
More than ten years	30,448	32,225

Total	$63,011	$64,754

The following table summarizes, as of September 30, 2011, the fair value of, and the amount of unrealized losses on, our investment securities, segregated by the time period each security has been in a continuous unrealized loss position:

	As of September 30, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$1,133	$45	$6,046	$381	$7,179	$426
U.S. agency-based mortgage-backed securities	542	13	899	43	1,441	56
Corporate bonds	13,995	58	—	—	13,995	58
Asset-backed securities	1,200	72	3,514	824	4,714	896

Total held-to-maturity securities	16,870	188	10,459	1,248	27,329	1,436

Available-for Sale
Fixed maturity securities:
States and political subdivisions	$—	$—	$—	$—	$—	$—
U.S. Treasury securities and obligations of U.S. Government agencies	—	—	—	—	—	—
Corporate bonds	17,599	194	—	—	17,599	194
Equity Securities	2,701	143	—	—	2,701	143

Total available-for-sale securities	20,300	337	—	—	20,300	337

Total	$37,170	$525	$10,459	$1,248	$47,629	$1,773

In the three months ended September 30, 2011, we sold equity and fixed maturity securities classified as available-for-sale. The carrying value of these securities at disposal was $9.6 million. Realized gains on the sale of these securities totaled $0.5 million.

In the nine months ended September 30, 2011, we sold equity and fixed maturity securities classified as available-for-sale. An other-than-temporary impairment had previously been recognized on one of the equity securities. The carrying value of these securities at disposal was $22.4 million. Realized gains on the sale of these securities totaled $0.9 million. In the nine months ended September 30, 2011, we recognized an other-than-temporary impairment of $0.2 million on an asset-based security in our held-to-maturity portfolio.

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

We reviewed all securities with unrealized losses in accordance with the impairment policy described above. We determined that the unrealized losses in the fixed maturity securities portfolios related primarily to current conditions in the capital markets, the impact of those conditions on market liquidity and prices generally and changes to market interest rates since the date of purchase. We expect to recover the carrying value of these securities since management does not intend to sell the securities and it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis.

In June 2011, we recorded an impairment charge for one asset-backed security in our held-to-maturity investment portfolio. We impaired this security because, among other things, a loss of principal was anticipated based upon estimated future cash flows. This charge is included in “Net realized gains on investments,” and totaled $0.2 million.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of September 30, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the quarters ended September 30, 2011 and 2010.

Tax years 2007 through 2010 are subject to examination by the federal and state taxing authorities. The Company is currently undergoing an examination by the Internal Revenue Service for tax year 2009.

Note 6. Comprehensive Income

Comprehensive income was $8.0 million for the three months ended September 30, 2011, compared to $4.6 million for the three months ended September 30, 2010. Comprehensive income was $19.9 million for the nine months ended September 30, 2011, compared to $23.7 million for the same period in 2010. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax and a change in the deferred tax asset valuation allowance of $0.5 million and $0.7 million for the three and nine months ended September 30, 2011, respectively, and ($0.0) and ($0.8) million for the three and nine months ended September 30, 2010, respectively.

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no significant transfers between Level 1 and Level 2 during the nine months ended September 30, 2011.

At September 30, 2011, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity	$13,819	$—	$—	$13,819
Securities available for sale—fixed maturity
Corporate Bonds	27,072	4,774	—	31,846
States and Political Subdivisions	—	32,908	—	32,908

Total available for sale—fixed maturity	$27,072	$37,682	$—	$64,754

Total available for sale	$40,891	$37,682	$—	$78,573

At December 31, 2010, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity	$683	$—	$—	$683
Securities available for sale—fixed maturity
U.S. Treasury securities and obligations of U.S. Government agencies	5,840	—	—	5,840
Corporate Bonds	8,601	7,208	—	15,809

Total available for sale—fixed maturity	$14,441	$7,208	$—	$21,649

Total available for sale	$15,124	$7,208	$—	$22,332

At September 30, 2011, the Company held one security measured at fair value on a nonrecurring basis due to an impairment recognized of $0.2 million. The security is valued using Level 2 inputs and has a value of $0.6 million at September 30, 2011.

In addition, the Company held common securities in unconsolidated variable interest entities of approximately $0.8 million at September 30, 2011, and $1.1 million at December 31, 2010, which are carried at cost. These variable interest entities are further discussed below in Note 9.

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

Investments—The fair values for fixed maturity and equity securities are based on prices obtained from an independent pricing service.

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

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	As of September 30, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Fixed maturity securities—held-to-maturity	$642,033	$676,287	$663,345	$683,463
Fixed maturity securities—available-for-sale	64,754	64,754	21,649	21,649
Equity securities	14,599	14,599	1,773	1,773
Cash and cash equivalents	68,940	68,940	60,966	60,966
Short-term Investments	46,186	46,186	78,770	78,770
Liabilities:
Subordinated debt securities:
ACT I	—	—	10,310	10,310
ACT II	25,780	25,780	25,780	25,780

Note 8. Treasury Stock

In March 2010, the Company announced that its Board of Directors had approved a share repurchase program of its common stock. On October 27, 2011, the Company announced that its Board of Directors voted to renew the previously authorized share repurchase program through December 31, 2012. In addition, the Board authorized a new limit of up to $25.0 million effective October 1, 2011. During the three months ended September 30, 2011, 357,970 shares were purchased for $6.8 million, or an average price (including commissions) of $18.99 per share. During the nine months ended September 30, 2011, 517,032 shares were purchased for $9.7 million, or an average price (including commissions) of $18.67 per share.

Note 9. Variable Interest Entities

In 2003, the Company formed Amerisafe Capital Trust I (“ACT I”) for the sole purpose of issuing $10.0 million in trust preferred securities. ACT I used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $10.31 million of subordinated debt securities from the Company. The debt securities are the sole assets of ACT I, and the payments under the debt securities are the sole revenues of ACT I.

In July 2011, the Company redeemed the $10.31 million of subordinated debt securities from ACT I and the trust was canceled.

In 2004, the Company formed Amerisafe Capital Trust II (“ACT II”) for the sole purpose of issuing $25.0 million in trust preferred securities. ACT II used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $25.78 million of subordinated debt securities from the Company. The debt securities are the sole assets of ACT II, and the payments under the debt securities are the sole revenues of ACT II.

The Company concluded that the equity investment in ACT II is not at risk since the subordinated debt securities issued by the Company are the sole assets of ACT II. Accordingly, the Trust is considered a variable interest entity. The Company is not considered to be the primary beneficiary of ACT II and has not consolidated this entity.

Note 10. Recently Issued Accounting Pronouncements

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2011 and 2010. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$65,698	$52,197	$209,973	$176,281
Net premiums earned	64,454	54,412	184,804	162,452
Net investment income	6,495	6,569	19,638	19,784
Total revenues	71,743	60,538	205,753	185,015
Total expenses	63,443	55,669	185,174	153,085
Net income	6,692	4,358	17,888	26,059
Diluted earnings per common share	$0.36	$0.23	$0.95	$1.36

Other Key Measures
Net combined ratio (1)	98.0%	101.7%	99.6%	93.4%
Return on average equity (2)	7.9%	5.5%	7.2%	11.2%
Book value per share (3)	$18.74	$17.26	$18.74	$17.26

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current period’s net premiums earned.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period.
(3)	Book value per share is calculated by dividing shareholders’ equity by total outstanding shares.

Consolidated Results of Operations for Three Months Ended September 30, 2011 Compared to September 30, 2010

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2011 were $65.7 million, compared to $52.2 million for the same period in 2010, an increase of 25.9%. The increase was attributable to a $9.1 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $4.4 million increase in annual premiums on voluntary policies written during the period.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2011 were $62.2 million, compared to $46.9 million for the same period in 2010, an increase of 32.7%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.2% for the third quarter of 2011, compared to 8.9% for the third quarter of 2010. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2011 reinsurance treaties. For additional information, see “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Net Premiums Earned. Net premiums earned for the third quarter of 2011 were $64.5 million, compared to $54.4 million for the same period in 2010, an increase of 18.5%. The increase was primarily attributable to the increase in net premiums written in the quarter.

Net Investment Income. Net investment income for the quarter ended September 30, 2011 was $6.5 million, compared to $6.6 million for the same period in 2010. Average invested assets, including cash and cash equivalents, were $830.5 million in the quarter ended September 30, 2011, compared to an average of $803.8 million for the same period in 2010, an increase of 3.3%. The pre-tax investment yield on our investment portfolio was 3.1% per annum during the quarter ended September 30, 2011, compared to 3.3% per annum for the third quarter of 2010. The tax-equivalent yield on our investment portfolio was 4.6% per annum for the quarter ended September 30, 2011 and for the same period in 2010. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended September 30, 2011 totaled $0.5 million, compared to net realized losses of $0.6 million for the same period in 2010. Net realized gains in the third quarter of 2011 were attributable to $0.5 million in realized gains from the sale of equity securities and fixed maturity securities from the available-for-sale portfolio. Net realized losses in the third quarter of 2010 primarily resulted from an other-than-temporary impairment of $0.7 million on one equity security. These losses were offset by $0.1 million in gains from called fixed maturity securities and the sale of fixed maturity securities from the available-for-sale portfolio.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $49.3 million for the three months ended September 30, 2011, compared to $46.7 million for the same period in 2010, an increase of $2.7 million, or 5.7%. The current accident year losses and LAE incurred were $50.4 million, or 78.2% of net premiums earned, compared to $52.0 million, or 95.5% of net premiums earned, for the same period in 2010. We recorded favorable prior accident year development of $1.1 million in the third quarter of 2011, compared to $5.3 million in the same period of 2010, as further discussed below in “Prior Year Development.” Our net loss ratio was 76.5% in the third quarter of 2011, compared to 85.8% for the same period of 2010.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2011 were $13.6 million, compared to $8.4 million for the same period in 2010, an increase of 62.4%. This increase was primarily due to a $3.2 million increase in assessments and premium taxes, a $0.7 million increase in commission expense, a $1.0 million decrease in experience-rated commissions and a $0.3 million decrease in ceding commission related to our 2011 reinsurance agreement. Offsetting these increases were a $0.3 million decrease in salaries and benefits. In the third quarter of 2011, assessment expense was favorably impacted by a $2.7 million change in estimated premium-based assessments. For the same period in 2010, assessments were decreased by rate reductions in certain loss-based assessments. Our expense ratio was 21.1% in the third quarter of 2011 compared to 15.4% in the third quarter of 2010.

Interest expense. Interest expense for the third quarter of 2011 was $0.3 million, compared to $0.4 million for the same period in 2010. Weighted average borrowings for the quarter ended September 30, 2011 were $26.4 million, compared to $36.1 million for the same period in 2010. The weighted average interest rate decreased to 4.1% per annum for the third quarter of 2011 from 4.4% per annum for the third quarter of 2010.

Income tax expense. Income tax expense for the three months ended September 30, 2011 was $1.6 million, compared to $0.5 million for the same period in 2010. The increase was attributable to an increase in pre-tax income to $8.3 million in the third quarter of 2011 from $4.9 million in the third quarter of 2010. The effective tax rate also increased to 19.4% in the third quarter of 2011 from 10.5% in the third quarter of 2010.

Consolidated Results of Operations for Nine Months Ended September 30, 2011 Compared to September 30, 2010

Gross Premiums Written. Gross premiums written for the nine months ended September 30, 2011 were $210.0 million, compared to $176.3 million for the same period in 2010, an increase of 19.1%. The increase was attributable to a $26.8 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $7.4 million increase in annual premiums on voluntary policies written during the period. These increases were partially offset by a $0.3 million decrease in assumed premium from mandatory pooling arrangements.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2011 were $199.5 million, compared to $161.7 million for the same period in 2010, an increase of 23.4%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.4% for the nine months ended September 30, 2011, compared to 8.2% for the same period in 2010. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2011 reinsurance treaties. For additional information, see “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Net Premiums Earned. Net premiums earned for the nine months ended September 30, 2011 were $184.8 million, compared to $162.5 million for the same period in 2010, an increase of 13.8%. The increase was attributable to the increase in net premiums written, offset by an increase in unearned premiums.

Net Investment Income. Net investment income for the nine months ended September 30, 2011 was $19.6 million, compared to $19.8 million for the same period in 2010. Average invested assets, including cash and cash equivalents, were $828.4 million in the nine months ended September 30, 2011, compared to an average of $802.8 million for the same period in 2010, an increase of 3.2%. The pre-tax investment yield on our investment portfolio was 3.1% per annum during the nine months ended September 30, 2011, compared to 3.3% per annum during the same period in 2010. The tax-equivalent yield on our investment portfolio was 4.6% per annum for the nine months ended September 30, 2011 and for the same period in 2010. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the nine months ended September 30, 2011 totaled $0.8 million, compared to $2.3 million for the same period in 2010. Net realized gains in the nine months ended September 30, 2011 resulted from $0.9 million in gains from called fixed maturity securities, the sale of equity securities and the sale of fixed maturity securities from the available-for-sale portfolio. These gains were offset by an other-than-temporary impairment of $0.2 million on one asset-backed security from our held-to-maturity portfolio. Net realized gains in the nine months ended September 30, 2010 primarily resulted from $3.0 million in gains from called fixed maturity securities and the sale of certain equity and fixed maturity securities from the available-for-sale portfolio. These gains were offset by an other-than-temporary impairment of $0.7 million on one equity security.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $140.1 million for the nine months ended September 30, 2011, compared to $118.0 million for the same period in 2010, an increase of $22.1 million, or 18.7%. The current accident year losses and LAE incurred were $144.5 million, or 78.2% of net premiums earned, compared to $131.9 million, or 81.2% of net premiums earned, for the same period in 2010. We recorded favorable prior accident year development of $4.4 million for the nine months ended September 30, 2011, compared to $13.9 million in the same period of 2010, as further discussed below in “Prior Year Development.” Our net loss ratio was 75.8% for the nine months ended September 30, 2011, compared to 72.6% for the same period of 2010.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2011 were $43.1 million, compared to $33.2 million for the same period in 2010, an increase of 29.7%. This increase was primarily due to a $4.7 million increase in insurance-related assessments, a $1.5 million increase in commission expense, a $3.2 million decrease in experience-rated commissions, and a $0.9 million decrease in ceding commission related to our 2011 reinsurance agreement. Offsetting these increases was a $0.5 million decrease in salaries and benefits. In 2011, assessment expense was favorably impacted by a $2.7 million change in estimated premium-based assessments. For the same period in 2010, assessments were decreased by rate reductions in certain loss-based assessments. Our expense ratio was 23.3% for the nine months ended September 30, 2011, compared to 20.4% in the same period of 2010.

Interest expense. Interest expense for the nine months ended September 30, 2011 was $1.0 million, compared to $1.2 million for the same period in 2010. Weighted average borrowings for the nine months ended September 30, 2011 were $33.0 million, compared to $36.1 million for the same period in 2010. The weighted average interest rate decreased to 4.2% per annum for the nine months ended September 30, 2011 from 4.3% for the nine months ended September 30, 2010.

Income tax expense. Income tax expense for the nine months ended September 30, 2011 was $2.7 million, compared to $5.9 million for the same period in 2010. The decrease was primarily attributable to a decline in pre-tax income. The effective tax rate also decreased to 13.1% for the nine months ended September 30, 2011 from 18.4% for the nine months ended September 30, 2010. This decrease is due to the higher level of tax-exempt investment income relative to our lower pre-tax income.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity securities.

Net cash provided by operating activities was $29.8 million for the nine months ended September 30, 2011, which represented a $9.3 million increase from $20.5 million in net cash provided by operating activities for the nine months ended September 30, 2010. This increase in operating cash flow was attributable to a $19.0 million increase in premiums collected, a $4.8 million decrease in federal income taxes paid and a $1.2 million decrease in policyholder dividends paid. Offsetting these increases were a $14.1 million increase in losses paid, a $1.3 million decrease in reinsurance recoveries and a $0.3 million increase in expense disbursements.

Net cash used in investing activities was $4.5 million for the nine months ended September 30, 2011, compared to $20.0 million for the same period in 2010. Cash provided by sales and maturities of investments totaled $197.0 million for the nine months ended September 30, 2011, compared to $122.8 million for the same period in 2010. A total of $200.9 million in cash was used to purchase investments in the nine months ended September 30, 2011, compared to $140.5 million in purchases for the same period in 2010. A total of $0.7 million in cash was used to purchase property and equipment in the nine months ended September 30, 2011, compared to $2.3 million for the same period in 2010.

Net cash used in financing activities in the nine months ended September 30, 2011 was $17.3 million, compared to $8.8 million for the same period in 2010. In the nine months ended September, 30, 2011, repurchases of outstanding shares of our common stock totaled $9.7 million, compared to $10.4 million for the same period in 2010. In the nine months ended September 30, 2011, redemption of subordinated debt securities totaled $10.3 million. Proceeds from stock option exercises totaled $2.0 million for the nine months ended September 30, 2011, compared to $1.3 million for the same period in 2010.

In March 2010, the Company announced that its Board of Directors had approved a stock repurchase program. On October 27, 2011, the Company announced that its Board of Directors voted to renew the previously authorized share repurchase program through December 31, 2012. In addition, the Board authorized a new limit of up to $25 million effective October 1, 2011. Since beginning its share repurchase program, the Company repurchased a total of 1,225,640 shares of its outstanding common stock for $21.8 million, or an average price (including commissions) of $17.75 per share.

Investment Portfolio

As of September 30, 2011, our investment portfolio, including cash and cash equivalents, totaled $836.5 million, an increase of 3.8% from September 30, 2010. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities,” was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2011, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$441,686	52.8%
U.S. agency-based mortgage-backed securities	49,969	6.0%
Commercial mortgage-backed securities	51,556	6.2%
U.S. Treasury securities and obligations of U.S. Government agencies	13,194	1.6%
Corporate bonds	79,981	9.6%
Asset-backed securities	5,647	0.7%

Total fixed maturity securities—held-to-maturity	642,033	76.9%

Fixed maturity securities—available-for-sale:
States and political subdivisions	32,908	3.9%
Corporate bonds	31,846	3.8%

Total fixed maturity securities—available-for-sale	64,754	7.7%

Equity securities	14,599	1.7%
Cash and cash equivalents	68,940	8.2%
Short-term investments	46,186	5.5%

Total investments, including cash and cash equivalents	$836,512	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year development of $1.1 million in the three months ended September 30, 2011. The table below sets forth the favorable or unfavorable development for the three and nine months ended September 30, 2011 and 2010 for accident years 2006 through 2010 and, collectively, for all accident years prior to 2006.

	Favorable/(Unfavorable) Development
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(in millions)
Accident Year
2010	$(1.4)	$—	$(20.5)	$—
2009	0.2	(3.5)	0.2	(3.3)
2008	0.3	0.4	4.0	0.6
2007	1.0	4.1	8.9	7.4
2006	0.0	2.1	3.8	5.3
Prior to 2006	1.0	2.2	8.0	3.9

Total net development	$1.1	$5.3	$4.4	$13.9

The table below sets forth the number of open claims as of September 30, 2011 and 2010, and the number of claims reported and closed during the three and nine months then ended.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Open claims at beginning of period	5,132	4,614	5,129	4,511
Claims reported	1,765	1,748	4,584	4,401
Claims closed	(1,442)	(1,211)	(4,258)	(3,761)

Open claims at end of period	5,455	5,151	5,455	5,151

The number of open claims at September 30, 2011 increased by 304 claims, or 5.9%, as compared to the number of open claims at September 30, 2010. We partially attribute the increase in the number of claims to frequency and extended duration. Efforts continue to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). Management believes that these efforts have contributed, in part, to the favorable prior accident year development recorded for the three and nine months ended September 30, 2011.

At September 30, 2011, our incurred amounts for certain accident years, particularly 2006, 2007 and 2008, have not developed to the degree management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our 25 years of historical claims data. However, as of September 30, 2011, actual results for these accident years have been better than our assumptions would have predicted. At the same time, actual results for accident year 2010 are higher than we predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect these changes and, over time, will impact the reserves we establish for future claims.

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

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
July 1, 2011 to July 31, 2011	—	$—	—	$20,412
August 1, 2011 to August 31, 2011	206,177	18.96	206,177	16,504
September 1, 2011 to September 30, 2011	151,793	19.03	151,793	25,000

Total	357,970		357,970

(1)	Average price per share includes commissions.
(2)	In March 2010, the Company’s Board of Directors approved a stock repurchase program. On October 27, 2011, the Company announced that its Board of Directors voted to renew the previously authorized share repurchase program through December 31, 2012. In addition, the Board authorized a new limit of up to $25 million effective October 1, 2011.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

November 4, 2011	/S/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 4, 2011	/S/ G. JANELLE FROST
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