Form 10-K
period 2011-12-31
AMERISAFE INC
filed 2012-03-09
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $414.2 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of March 1, 2012, there were 18,150,262 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

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

Hazardous industry employers tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target policyholders. For example, our construction employers on average paid premium rates equal to $7.36 per $100 of payroll to obtain workers’ compensation coverage for all of their employees in 2011.

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

Financial data included in this report for periods prior to 2011 has been adjusted to correct the accounting for our estimate of liability for state guaranty fund assessments.

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries. We have extensive experience insuring employers engaged in hazardous industries and have a history of profitably underwriting these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 92.0% in 2011.

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

Specialized Underwriting Expertise. Based on our 26-year history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools that support our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new and renewal business. We do not delegate underwriting authority to agencies, marketers or to any other third parties that sell our insurance.

Comprehensive Safety Services. We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention, and encourage safer workplaces by deploying experienced field safety professionals, or FSPs, to our policyholders’ worksites. In 2011, 88.2% of our new voluntary business policyholders were subject to pre-quotation safety inspections. Additionally, we perform periodic on-site safety surveys of all of our voluntary business policyholders.

Proactive Claims Management. Our employees manage substantially all of our open claims in-house, utilizing intensive claims management practices that emphasize a personalized approach, as well as quality, cost-effective medical treatment. As of December 31, 2011, open indemnity claims per field case manager, or FCM, averaged 54 claims, which we believe is significantly less than the industry average. We also believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation and more rapidly close claims, all of which ultimately lead to lower overall claim costs.

Efficient Operating Platform. Through extensive cost management initiatives, we maintain one of the most efficient operations in the workers’ compensation industry. In 2011 our expense ratio was 24.3%. We believe the industry average expense ratio is significantly higher. We also believe that during the current soft market cycle our markedly lower operating expense ratio has enhanced our ability to produce a favorable underwriting margin. While decreasing premiums earned puts pressure on our operational costs we have a competitive advantage over our competition in terms of operational expense.

Strategy

We intend to increase our book value and produce favorable returns on equity using the following strategies:

Focus on Underwriting Profitability. We intend to maintain our underwriting discipline throughout market cycles with the objective of remaining profitable. Our strategy is to focus on underwriting workers’ compensation insurance in hazardous industries and to maintain adequate rate levels commensurate with the risks we underwrite. We will also continue to strive for improved risk selection and pricing, as well as reduced frequency and severity of claims through comprehensive workplace safety reviews, effective medical cost containment measures and rapid closing of claims through personal, direct contact with our policyholders and their employees.

Increase Market Penetration. Based on data received from the National Association of Insurance Commissioners, the NAIC, we do not have more than 5.0% of the market share in any state we serve. As a result, we believe we have the opportunity to increase market penetration in each of the states in which we currently operate. Competition in our target markets is fragmented by state, employer size and industry. We believe that our specialized underwriting expertise and safety, claims and audit services position us to profitably increase our market share in our existing principal markets, with minimal increase in field service employees.

Prudent and Opportunistic Geographic Expansion. While we actively market our insurance in 35 states and the District of Columbia, 52.1% of our voluntary in-force premiums were generated in the seven states where we derived 5.0% or more of our gross premiums written in 2011. We are licensed in an additional 12 states and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so.

Capitalize on Development of Information Technology System. We believe our new underwriting and agency management system, GEAUX, along with our customized operational system, ICAMS, and the analytical data warehouse that ICAMS feeds, significantly enhance our ability to select risk, write profitable business and cost-effectively administer our billing, claims and audit functions.

Maintain Capital Strength. We plan to manage our capital to achieve our profitability goals while maintaining optimal operating leverage for our insurance company subsidiaries. To accomplish this objective, we intend to maintain underwriting profitability throughout market cycles, optimize our use of reinsurance, deploy appropriate capital management tools and produce an appropriate risk adjusted return on our growing investment portfolio.

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

Workers’ compensation insurance policies generally provide that the insurance carrier will pay all benefits that the insured employer may become obligated to pay under applicable workers’ compensation laws. Each state has a regulatory and adjudicatory system that quantifies the level of wage replacement to be paid, determines the level of medical care required to be provided and the cost of temporary or permanent impairment and specifies the options in selecting medical providers available to the injured employee or the employer. These state laws generally require two types of benefits for injured employees: (1) medical benefits, which include expenses related to the diagnosis and treatment of the injury, as well as any required rehabilitation, and (2) indemnity payments, which consist of temporary wage replacement, permanent disability payments and death benefits to surviving family members. To fulfill these mandated financial obligations, virtually all employers are required to purchase workers’ compensation insurance or, if permitted by state law or approved by the U.S. Department of Labor, to self-insure. The employers may purchase workers’ compensation insurance from a private insurance carrier, a state-sanctioned assigned risk pool, or a self-insurance fund, which is an entity that allows employers to obtain workers’ compensation coverage on a pooled basis, typically subjecting each employer to joint and several liability for the entire fund.

Workers’ compensation was the fourth-largest property and casualty insurance line in the United States in 2010, according to the National Council on Compensation Insurance, Inc., the NCCI. Direct premiums written in 2010 for the workers’ compensation insurance industry were $40 billion, and direct premiums written for the property and casualty industry as a whole were $483 billion. According to the most recent market data reported by the NCCI, which is the official rating bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business were $12 billion in 2010.

Policyholders

As of December 31, 2011, we had more than 7,900 voluntary business policyholders with an average annual workers’ compensation policy written premium of $30,676. As of December 31, 2011, our ten largest voluntary business policyholders accounted for 3.7% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 92.0% in 2011, 92.7% in 2010, and 91.8% in 2009.

In addition to our voluntary workers’ compensation business, we underwrite workers’ compensation policies for employers assigned to us and assume reinsurance premiums from mandatory pooling arrangements, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. Our assigned risk business fulfills our statutory obligation to participate in residual market plans in four states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2011, our assigned risk business accounted for 0.8% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 1.0% of our gross premiums written.

Targeted Industries

We provide workers’ compensation insurance primarily to employers in the following targeted hazardous industries:

Construction. Includes a broad range of operations such as highway and bridge construction, building and maintenance of pipeline and powerline networks, excavation, commercial construction, roofing, iron and steel erection, tower erection and numerous other specialized construction operations. In 2011, our average policy premium for voluntary workers’ compensation within the construction industry was $30,865, or $7.36 per $100 of payroll.

Trucking. Includes a broad spectrum of diverse operations including contract haulers, regional and local freight carriers, special equipment transporters and other trucking companies that conduct a variety of short- and long-haul operations. In 2011, our average policy premium for voluntary workers’ compensation within the trucking industry was $34,588, or $8.83 per $100 of payroll.

Agriculture. Includes crop maintenance and harvesting, grain and produce operations, nursery operations, meat processing, and livestock feed and transportation. In 2011, our average policy premium for voluntary workers’ compensation within the agriculture industry was $28,606, or $5.31 per $100 of payroll.

Oil and Gas. Includes various oil and gas activities including gathering, transportation, processing, production, and field service operations. In 2011, our average policy premium for voluntary workers’ compensation within the oil and gas industry was $39,612, or $5.49 per $100 of payroll.

Logging. Includes tree harvesting operations ranging from labor intensive chainsaw felling and trimming to sophisticated mechanized operations using heavy equipment. In 2011, our average policy premium for voluntary workers’ compensation within the logging industry was $19,008, or $14.37 per $100 of payroll.

Maritime. Includes ship building and repair, pier and marine construction, inter-coastal construction, and stevedoring. In 2011, our average policy premium for voluntary workers’ compensation within the maritime industry was $48,879, or $7.36 per $100 of payroll.

Sawmills. Includes sawmills and various other lumber-related operations. In 2011, our average policy premium for the sawmill industry was $22,000, or $9.78 per $100 of payroll.

Our gross premiums are derived from:

•	Direct Premiums. Includes premiums from workers’ compensation insurance policies that we issue to:

•	employers who seek to purchase insurance directly from us and who we voluntarily agree to insure, which we refer to as our voluntary business; and

•	employers assigned to us under residual market programs implemented by some of the states in which we operate, which we refer to as our assigned risk business.

•	Assumed Premiums. Includes premiums from our participation in mandatory pooling arrangements under residual market programs implemented by some of the states in which we operate.

Gross premiums written during the years ended December 31, 2011, 2010 and 2009, and the allocation of those premiums among the hazardous industries we target are presented in the table below. The classification of premium by industry group has been refined by the Company; therefore, prior year data in the table below has been restated to reflect the refined classifications.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2011	2010	2009	2011	2010	2009
	(In thousands)
Voluntary business:
Construction	$106,115	$93,341	$112,197	39.0%	40.9%	43.7%
Trucking	63,913	52,988	54,303	23.5%	23.2%	21.2%
Agriculture	16,416	9,277	7,955	6.0%	4.1%	3.1%
Oil and Gas	11,996	10,885	12,990	4.4%	4.8%	5.1%
Logging	11,835	10,925	11,711	4.4%	4.8%	4.6%
Maritime	6,735	5,226	6,123	2.5%	2.3%	2.4%
Sawmills	2,659	1,821	1,983	1.0%	0.8%	0.8%
Other	47,349	39,143	43,081	17.4%	17.1%	16.8%

Total voluntary business	267,018	223,606	250,343	98.2%	98.0%	97.7%

Assigned risk business	2,386	2,258	2,266	0.8%	0.9%	0.8%
Assumed premiums	2,697	2,561	3,845	1.0%	1.1%	1.5%

Total	$272,101	$228,425	$256,454	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 47 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with less than 11.7% of our gross premiums written in 2011 derived from any one state. The table below identifies, for the years ended December 31, 2011, 2010 and 2009, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the three years presented.

	Percentage of Gross Premiums Written Year Ended December 31,
State	2011	2010	2009
Louisiana	11.6%	11.2%	10.7%
Georgia	8.5%	8.6%	9.3%
Pennsylvania	8.0%	7.6%	6.8%
North Carolina	6.4%	7.3%	7.2%
Oklahoma	5.9%	6.4%	7.7%
Virginia	5.9%	6.4%	6.0%
Illinois	5.8%	6.1%	7.0%
Texas	4.2%	4.4%	4.1%
Minnesota	3.8%	3.9%	3.7%
Kansas	3.7%	3.3%	3.5%
Wisconsin	3.5%	3.5%	3.5%
Alaska	3.4%	3.9%	3.4%
Arkansas	3.3%	3.2%	2.8%
South Carolina	2.9%	3.5%	3.5%
Tennessee	2.7%	2.9%	3.3%

Sales and Marketing

We sell our workers’ compensation insurance through agencies. As of December 31, 2011, our insurance was sold through more than 3,200 independent agencies and our wholly-owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 28 states. We are selective in establishing and maintaining relationships with independent agencies that provide quality application flow from policyholders in our target industries and classes that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Our average commission rate for our independent agencies was 7.6% for the year ended December 31, 2011. We pay our insurance agency subsidiary a commission rate of 8.0%. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2011, independent agencies accounted for 93.8% of our voluntary in-force premiums. No single independent agency accounted for more than 2.2% of our voluntary in-force premiums at that date.

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

Our underwriting department reviews the application to determine if the application meets our underwriting criteria and whether all required information has been provided. If additional information is required, the underwriting department requests additional information from the agency submitting it. This initial review process is generally completed within three days after the application is received by us. Once this initial review process is complete, our underwriting department requests that a pre-quotation safety inspection be performed in most cases. In 2011, 88.2% of our new voluntary business policyholders were inspected prior to our offering a premium quote.

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

We obtain approval of our rates, including our LCMs, from state regulatory authorities. To maintain rates at profitable levels, we regularly monitor and adjust our LCMs. The effective LCM for our voluntary business was 1.50 for policy year 2011, 1.43 for policy year 2010, and 1.45 for policy year 2009. If we are unable to charge rates in a particular state or industry to produce satisfactory results, we seek to control and reduce our premium volume in that state or industry and redeploy our capital in other states or industries that offer greater opportunity to earn an underwriting profit.

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our FSPs travel to employers’ worksites to perform these safety inspections. These initial inspections allow our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2011, 88.2% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policyholders were not inspected prior to a premium quote for a variety of reasons, including small premium size or the fact that the policyholder was previously a policyholder subject to our safety inspections.

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

Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided. The FCM will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2011, we averaged 54 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our more than 26 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business, but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

The final component of our reserves for loss and loss adjustment expenses is the reserve for mandatory pooling arrangements. The mandatory pooling arrangement reserve includes the amount reported to us by the pool administrators.

In establishing reserves, we rely on the analysis of the more than 177,000 claims in our 26-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.

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

As of December 31, 2011, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $477.3 million, which includes $9.6 million in reserves for mandatory pooling arrangements as reported by the pool administrators. The estimate of our ultimate liability was derived from the process and methodology described above, which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates. We view our estimate of loss and DCC expenses as the most significant component of our reserve for loss and loss adjustment expenses.

Additional information regarding our reserve for unpaid loss and loss adjustment expenses (“LAE”) as of December 31, 2011, 2010, and 2009 is set forth below:

	2011	2010	2009
	(In thousands)
Gross case loss and DCC reserves	$404,626	$412,720	$408,075
AO reserves	13,402	14,919	14,873
Gross IBNR reserves	120,186	104,565	111,707

Gross unpaid loss, DCC and AO reserves	538,214	532,204	534,655
Reinsurance recoverables on unpaid loss and LAE	(60,937)	(65,536)	(60,435)

Net unpaid loss, DCC and AO reserves	$477,277	$466,668	$474,220

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by plus and minus 20%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2011 data, are summarized below.

Change in Paid LDFs	Change in Incurred LDFs	Resultant Change in Net Loss and DCC Reserve
		Amount ($)	Percentage
		(In thousands)
+20%	+20%	15,801	3.5%
+20%	0%	9,720	2.1%
+20%	–20%	3,531	0.8%
0%	+20%	6,420	1.4%
0%	–20%	(6,619)	(1.5)%
–20%	+20%	(2,954)	(0.7)%
–20%	0%	(9,957)	(2.2)%
–20%	–20%	(16,939)	(3.7)%

For our paid and incurred weighted severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by plus and minus 20%. The results of this sensitivity analysis, using December 31, 2011 data, are summarized below.

Change in Severity Trend	Resultant Change in Net Loss and DCC Reserve
	Amount ($)	Percentage
	(In thousands)
+20%	4,102	0.9%
–20%	(3,966)	(0.9)%

The Bornhuetter-Ferguson method estimates ultimate loss by averaging weighted severity paid or incurred losses and expected future paid or incurred development. To measure sensitivity, we changed this average by plus and minus 20%. The results of this sensitivity analysis, using December 31, 2011 data, are summarized below.

Change in Expected Losses	Resultant Change in Net Loss and DCC Reserve
	Amount ($)	Percentage
	(In thousands)
+20%	9,863	2.2%
–20%	(9,876)	(2.2)%

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2011, 2010 and 2009, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance, beginning of period	$532,204	$534,655	$531,293
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	65,536	60,435	56,596

Net balance, beginning of period	466,668	474,220	474,697

Add incurred related to:
Current year	196,269	179,022	185,201
Prior years	(6,563)	(21,634)	(21,885)

Total incurred	189,706	157,388	163,316

Less paid related to:
Current year	53,213	47,385	42,174
Prior years	125,884	117,555	121,619

Total paid	179,097	164,940	163,793

Net balance, end of period	477,277	466,668	474,220

Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	60,937	65,536	60,435

Balance, end of period	$538,214	$532,204	$534,655

Our gross reserves for loss and loss adjustment expenses of $538.2 million as of December 31, 2011 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2011, we had

5,184 open claims, with an average of $103,822 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2011, 5,986 new claims were reported, and 5,931 claims were closed.

In 2011, our gross reserves increased to $538.2 million from $532.2 million at December 31, 2010. The increase in reserves was attributable to both the current accident year and prior accident years. There was also $6.6 million of favorable development for prior accident years. As of December 31, 2010, we had 5,129 open claims, with an average of $103,764 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2010, 5,800 new claims were reported, and 5,182 claims were closed.

In 2010, our gross reserves decreased to $532.2 million from $534.7 million at December 31, 2009. The decrease in reserves was attributable to both the current accident year and prior accident years. The current accident year incurred losses amounted to less than 2009 but resulted in a higher loss ratio due to decreased earned premium. There was also $21.6 million of favorable development for prior accident years. As of December 31, 2009, we had 4,511 open claims, with an average of $118,523 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2009, 5,275 new claims were reported, and 5,557 claims were closed.

Loss Development

The table below shows the net loss development for business written each year from 2001 through 2011. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 2001, it was estimated that $119.0 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 2001, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $119.0 million as of December 31, 2001, by December 31, 2011 (ten years later) $98.1 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2001.

The “cumulative redundancy/(deficiency)” represents, as of December 31, 2011, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(In thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$119,020	$152,908	$183,001	$243,256	$364,253	$412,366	$462,478	$474,697	$474,220	$466,668	$477,277
Net reserve estimated as of:
One year later	123,413	155,683	196,955	265,138	362,026	402,876	442,091	452,812	452,587	460,105
Two years later	116,291	168,410	217,836	262,601	361,181	372,520	416,758	427,794	422,697
Three years later	119,814	187,225	218,217	262,427	346,914	359,590	396,492	398,187
Four years later	132,332	189,098	219,114	256,790	339,849	348,596	371,599
Five years later	134,836	190,161	214,304	250,586	335,158	335,252
Six years later	136,277	186,829	209,819	247,798	325,714
Seven years later	133,588	184,455	208,549	239,886
Eight years later	130,599	184,641	200,717
Nine years later	130,331	178,414
Ten years later	125,250
Net cumulative redundancy (deficiency)	$(6,230)	$(25,506)	$(17,716)	$3,370	$38,539	$77,114	$90,879	$76,510	$51,523	$6,563
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	51,114	66,545	73,783	40,514	110,369	105,408	116,631	121,619	117,555	125,884
117,555	71,852	101,907	65,752	97,091	164,354	167,852	182,879	185,334	182,242
Three years later	84,341	73,391	99,829	124,785	201,393	203,502	217,137	222,249
Four years later	42,919	96,884	114,594	154,799	222,867	224,419	239,189
Five years later	59,194	110,475	136,497	167,092	237,699	235,931
Six years later	76,547	128,629	143,642	175,639	245,466
Seven years later	90,575	132,656	149,349	180,743
Eight years later	92,906	137,093	152,523
Nine years later	95,946	139,661
Ten years later	98,075
Net reserve— December 31	$119,020	$152,908	$183,001	$243,256	$364,253	$412,366	$462,478	$474,697	$474,220	$466,668	$477,277
Reinsurance recoverables	264,013	193,634	194,558	189,624	120,232	106,810	74,925	56,596	60,435	65,536	60,937

Gross reserve—December 31	$383,033	$346,542	$377,559	$432,880	$484,485	$519,176	$537,403	$531,293	$534,655	$532,204	$538,214

Net re-estimated reserve	$125,250	$178,414	$200,717	$239,886	$325,714	$335,252	$371,599	$398,187	$422,697	$460,105
Re-estimated reinsurance recoverables	361,611	287,681	232,634	193,242	128,120	121,583	91,884	76,999	62,464	62,134

Gross re-estimated reserve	$486,861	$466,095	$433,351	$433,128	$453,834	$456,835	$463,483	$475,186	$485,161	$522,239

Gross cumulative redundancy (deficiency)	$(103,828)	$(119,553)	$(55,792)	$(248)	$30,651	$62,341	$73,920	$56,107	$49,494	$9,965

Our net cumulative redundancy (deficiency) set forth in the table above is net of amounts recoverable from our reinsurers, including Reliance Insurance Company, one of our former reinsurers. In 2001, Reliance was placed under regulatory supervision by the Pennsylvania Insurance Department and was subsequently placed into liquidation. As a result, we recognized losses related to uncollectible amounts from Reliance of $0.5 million in

2007, $0.8 million in 2005, $0.3 million in 2004, $1.3 million in 2003, $2.0 million in 2002 and $17.0 million in 2001. No losses were recognized in 2010, 2009, 2008 and 2006.

Investments

We derive net investment income from our invested assets. As of December 31, 2011, the carrying value of our investment portfolio, including cash and cash equivalents, was $851.5 million and the fair value of the portfolio was $890.7 million.

Our board of directors has established an investment policy governing our investments, which is reviewed at least annually. The principal objectives of our investment portfolio are to preserve capital and surplus and to maintain appropriate liquidity for corporate requirements. Additional objectives are to support our A.M. Best rating and to maximize after-tax income and total return. Our investment policy establishes limitations and guidelines relating to, for example, asset allocation, diversification, credit ratings and duration. We review our investment portfolio with the risk committee of our board of directors periodically for compliance with the policy. Our investment portfolio is managed internally.

We classify the majority of our fixed maturity securities as “held-to-maturity”. We do not reflect any changes in fair value for these securities in our financial statements, unless such changes are deemed to be “other than temporary impairments,” in which case such impairments flow through our income statement within the category, “Net realized gains (losses) on investments.” The remainder of our fixed maturity securities and all of our equity securities are classified as “available-for-sale.” These investments are valued at fair market value each period, with changes in fair value flowing through other comprehensive income. We generally seek to limit our holdings in equity securities to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity, on a fair value basis.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” for further information on the composition and results of our investment portfolio.

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the effective interest rate for the year ended December 31, 2011 based on the carrying value of each category as of December 31, 2011:

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(In thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$441,273	51.8%	3.6%
Corporate bonds	92,682	10.9%	2.7%
Commercial mortgage-backed securities	51,550	6.1%	5.5%
U.S. agency-based mortgage-backed securities	46,096	5.4%	5.2%
U.S. Treasury securities and obligations of U.S. Government agencies	9,141	1.1%	4.2%
Asset-backed securities	5,306	0.6%	3.2%

Total fixed maturity securities—held-to-maturity	646,048	75.9%	3.7%

Fixed maturity securities—available-for-sale:
State and political subdivisions	57,762	6.8%	4.1%
Corporate bonds	42,980	5.0%	2.8%

Total fixed maturity securities—available-for-sale	100,742	11.8%	3.5%

Equity securities	12,240	1.4%	5.2%
Cash and cash equivalents	45,536	5.4%	0.3%
Short-term investments	46,944	5.5%	1.1%

Total investments, including cash and cash equivalents	$851,510	100%	3.4%

As of December 31, 2011, our fixed maturity securities had a carrying value of $746.8 million, which represented 87.7% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2011, the pre-tax accounting investment yield of our investment portfolio was 3.1% per annum.

The gross unrealized gains and losses on, and the cost and fair value of, our investment portfolio as of December 31, 2011 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturity securities, held-to-maturity	$646,048	$40,573	$(1,379)	$685,242
Fixed maturity securities, available-for-sale	98,077	2,899	(234)	100,742
Equity securities, available-for-sale	11,776	661	(197)	12,240

Totals	$755,901	$44,133	$(1,810)	$798,224

As of December 31, 2011, the municipal bond component was 58.6% of the investment portfolio, including cash and short-term investments. The table below summarizes the top five geographic exposures as of December 31, 2011.

	Carrying Value	Percentage of Municipal Portfolio	Percentage of Total Portfolio
	(In thousands)
Louisiana	$122,922	24.6%	14.4%
Texas	73,465	14.7%	8.6%
Florida	48,484	9.7%	5.7%
Washington	19,770	4.0%	2.3%
Indiana	17,619	3.5%	2.1%
Other	217,027	43.5%	25.5%

	$499,287	100.0%	58.6%

Our largest insurance subsidiary is domiciled in Louisiana and companies are allowed an investment credit against premium taxes for varying levels of Louisiana assets.

The table below summarizes the credit quality of our investment portfolio, excluding our equity holdings, as of December 31, 2011, as determined by the middle rating of Moody’s, Standard and Poor’s, and Fitch.

Credit Rating	Percentage of Total Carrying Value
“AAA”	29.2%
“AA”	39.1%
“A”	14.6%
“BBB”	15.5%
“BB and below”	1.3%
“Unrated Securities”	0.3%

Total	100.0%

As of December 31, 2011, the average composite rating of our investment portfolio, excluding our equity holdings, was “AA-.”

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2011.

Remaining Time to Maturity	As of December 31, 2011
	Carrying Value	Percentage
	(In thousands)
Less than one year	$115,641	15.4%
One to five years	203,220	27.2%
Five to ten years	146,750	19.7%
More than ten years	178,227	23.9%
U.S. agency-based mortgage-backed securities	46,096	6.2%
Commercial mortgage-backed securities	51,550	6.9%
Asset-backed securities	5,306	0.7%

Total	$746,790	100.0%

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

2012 Excess of Loss Reinsurance Treaty Program

Our 2012 reinsurance program is substantially similar to our 2011 program. Effective January 1, 2012, we entered into a new excess of loss reinsurance treaty program related to our voluntary and assigned risk business that applies to losses incurred between January 1, 2012 and the date on which our reinsurance agreements are terminated. Our reinsurance treaty program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to a maximum of $10.0 million for that claimant, subject to applicable deductibles, retentions and aggregate limits. We have 14 reinsurers participating in our 2012 reinsurance treaty program. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or letters of credit. If security is required because of a ratings downgrade, the form of security must be mutually agreed to between the reinsurer and us.

Our 2012 reinsurance treaty program provides coverage in the following three layers:

•

First Layer. This layer is part of our 2012 reinsurance treaty program, and is a three-year structured product. It covers losses incurred between January 1, 2011 and January 1, 2014. The treaty affords coverage in two parts up to $4.0 million for each loss occurrence in excess of $1.0 million. Before our reinsurers are obligated to reimburse us under this layer, we are subject to an annual aggregate deductible of 6.5% of subject earned premium under the first part of this coverage and 13.1% of subject earned premium under the second part of this coverage. The limit under the first part of this coverage for all claims, including certain terrorism claims, is 6.6% of subject earned premium in any one year and 13.2% of subject earned premium in the aggregate for all three years covered by this layer. The limit under the second part of this coverage for all claims, including certain terrorism claims, is 6.6% of subject earned premium in the aggregate for all three years covered by this layer.

•

Second Layer. This is a three-year treaty covering losses incurred between January 1, 2012 and January 1, 2015. The treaty affords coverage up to $5.0 million for each loss occurrence in excess of $5.0 million. The aggregate limit for all claims, including terrorism, under this layer is $10.0 million in any one year and $20.0 million in the aggregate for all three years covered by this layer. Our 2011 program included a similar layer effective between January 1, 2009 and January 1, 2012.

•	Third Layer. Affords coverage up to $40.0 million for each loss occurrence in excess of $10.0 million. The aggregate limit for all claims, including terrorism, under this layer is $80.0 million.

The agreement for both parts of the first layer will terminate on January 1, 2014, the agreement for the second layer will terminate on January 1, 2015 and the third layer of coverage will terminate on January 1, 2013. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements.

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

The table below sets forth the reinsurers participating in our 2012 reinsurance program:

Reinsurer	A.M. Best Rating
Hannover Reinsurance (Ireland) Limited	A
Tokio Millennium Re Ltd.	A++
Munich Reinsurance America, Inc.	A+
Arch Reinsurance Company	A+
Alterra Bermuda Limited	A
Aspen Insurance UK Limited	A
Hannover Ruckversicherung AG	A
Lloyd’s Syndicate 0435 FDY	A
Lloyd’s Syndicate 1400 DRE	A
Lloyd’s Syndicate 1955 BAR	A
Lloyd’s Syndicate 2003 SJC	A
Lloyd’s Syndicate 4472 LIB	A
Lloyd’s Syndicate 5151 MRE	A
Minnesota Workers’ Compensation Reinsurance Association	NR

Due to the nature of reinsurance, we have receivables from reinsurers that apply to accident years prior to 2011. The table below summarizes our amounts recoverable from reinsurers as of December 31, 2011.

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2011
		(In thousands)
Hannover Reinsurance (Ireland) Limited (1)	A	$23,387
Aspen Insurance Limited	A	14,191
Odyssey Reinsurance Company	A	13,889
Minnesota Workers’ Compensation Reinsurance Association (1)	NR	7,830
Clearwater Insurance Company	B++	6,433
St. Paul Fire and Marine Insurance Company	A+	6,147
Finial Reinsurance Company	A-	5,606
SCOR Reinsurance Company	A	5,137
Clearwater Select Insurance Company	A	1,382
American National Insurance Company	A	1,334
Tokio Millennium Re Ltd (1)	A++	1,330
Harrington Syndicate 2000	A	1,018
Other (32 reinsurers)	—	8,528

Total		$96,212

(1)	Current participant in our 2012 reinsurance program.

Terrorism Reinsurance

The Terrorism Risk Insurance Act of 2002 (the “2002 Act”) was enacted in response to the events of September 11, 2001 and was extended by the Terrorism Risk Insurance Extension Act of 2005 (the “2005 Act”) and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “2007” Act). The 2002 Act, the 2005 Act and the 2007 Act were designed to ensure the availability of insurance coverage for losses resulting from certain acts of terrorism in the United States. The 2007 Act reauthorizes a federal program, established under the 2002 Act, extended by the 2005 Act, and further extended it through the end of 2014. This program provides federal reimbursement to insurance companies for a portion of their losses arising from certain acts of terrorism and requires insurance companies to offer coverage for these acts. The program applies to insured losses arising out of acts that are certified as “acts of terrorism” by the Secretary of the Treasury in concurrence with the Secretary of State and the Attorney General of the United States. In addition, the program does not provide any reimbursement for any portion of aggregate industry-wide insured losses from certified acts of terrorism that exceed $100.0 billion in any one year and is subject to certain other limitations and restrictions.

For insured losses in 2011, each insurance group is responsible for a statutory deductible under the 2007 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2012, the U.S. Federal Government will reimburse 85% of an insurance group’s covered losses over the statutory deductible. In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceed $100.0 million for any act of terrorism occurring in 2012. However, there is no relief from the requirement under the 2007 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.

Under the 2007 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in their workers’ compensation policies. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological, radioactive or chemical agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our 2012 reinsurance treaty program that affords coverage for up to $50 million for losses arising from terrorism but excluding nuclear, biological, radiological and chemical attacks, subject to the deductibles, retentions, definitions and aggregate limits.

Technology

We view our internally developed and purchased management information systems as an integral part of our operations and make a substantial ongoing investment in improving our systems. We provide our field premium auditors, field safety professionals and field case managers with computer and communication equipment to more timely and efficiently complete services. This technology also helps to facilitate communication and to report and monitor claims. All of our systems development and infrastructure operation and maintenance are performed by our information technology professionals, with limited assistance from outside vendors.

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

Employees

As of December 31, 2011, we had 427 full-time employees and one part-time employee. None of our employees are subject to collective bargaining agreements. We believe that our employee relations are good.

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

Insurance agencies are also subject to regulation and supervision by the state insurance departments in the states in which they are licensed. Our wholly owned subsidiary, Amerisafe General Agency, Inc., is licensed as an insurance agent in 28 states and as a managing general insurance agency in 15 states. Amerisafe General Agency is domiciled in Louisiana and is primarily subject to regulation and supervision by the Louisiana

Department of Insurance, which regulates the solicitation of insurance and the qualification and licensing of agents and agencies that may desire to conduct business in Louisiana.

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

Guaranty Fund Assessments

In most of the states where we are licensed to transact business, there is a requirement that property and casualty insurers doing business in that state participate in a guaranty association, which is organized to pay contractual benefits owed under insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

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

Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. We utilize both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. In 2011, we had assigned risks in four states: Alabama, Alaska, North Carolina and Virginia.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in the applicable state. Our recoveries from state-managed trust funds for the years ended December 31, 2011, 2010 and 2009 were $7.0 million, $4.7 million and $7.2 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2011, 2010 and 2009 was $2.2 million, $2.5 million and $3.7 million, respectively.

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

Federal Law and Regulations

For the year ended December 31, 2011, we derived 2.9% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act, or the USL&H Act, and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.

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

Under Louisiana law, American Interstate and Silver Oak Casualty are each required to maintain minimum capital and surplus of $3.0 million. Under Texas law, American Interstate of Texas is required to maintain minimum capital and surplus of $5.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on the various risk factors related to it. As of December 31, 2011, American Interstate, Silver Oak Casualty, and American Interstate of Texas exceeded the minimum risk-based capital requirements.

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

The 2011 IRIS results for Silver Oak Casualty and American Interstate Insurance Company of Texas were within expected values. Of the 13 ratios, the investment yield ratio for American Interstate Insurance Company was outside the expected range by one tenth of a percent. This occurred because current low interest rates affected the reinvestment rate for the portfolio.

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

Website Information

Our corporate website is located at www.amerisafe.com. Our Annual Report on Form 10-K, annual proxy statement and related proxy card will be made available on our website at the same time they are mailed to shareholders. Our quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the Securities and Exchange Commission, or the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics and charters for the standing committees of our board of directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Officers of the Registrant

The table below sets forth information about our executive officers and key employees as of March 1, 2012.

Name	Age	Position
Executive Officers
C. Allen Bradley, Jr.	60	Chairman and Chief Executive Officer
Geoffrey R. Banta	62	President and Chief Operating Officer
G. Janelle Frost	41	Executive Vice President and Chief Financial Officer
Brendan D. Gau	37	Executive Vice President and Chief Investment Officer
Craig P. Leach	62	Executive Vice President, Sales and Marketing
Key Employees
Allan E. Farr	53	Senior Vice President, Enterprise Risk Management
Vincent J. Gagliano	39	Senior Vice President, Information Technology
Kelly R. Goins	46	Senior Vice President, Underwriting Operations
Cynthia P. Harris	58	Senior Vice President, Human Resources/Client Services
Leon J. Lagneaux	60	Senior Vice President, Safety Operations
Henry O. Lestage, IV	51	Senior Vice President, Claims Operations

C. Allen Bradley, Jr. has served as Chairman of our board of directors since October 2005, our Chief Executive Officer since December 2003 and as a Director since June 2003. From November 2002 to August 2010 he served as President and from November 2002 until December 2003 he served as our Chief Operating Officer. Since joining our company in 1994, Mr. Bradley has had principal responsibility for the management of our underwriting operations (December 2000 through June 2005) and safety services (September 2000 through November 2002) and has served as our General Counsel (September 1997 through December 2003) and Secretary (September 1997 through November 2002). Prior to joining our company, he was engaged in the private practice of law.

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

The effects of emerging claims and coverage issues on our business are uncertain.

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

In 2011, 68.5% of our gross premiums written were derived from policyholders in the construction, trucking and agriculture industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in the construction, trucking and agricultural industries and upon economic conditions generally.

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

Investment income is an important component of our net income. As of December 31, 2011, our investment portfolio, including cash and cash equivalents, had a carrying value of $851.5 million. For the year ended December 31, 2011 we had $26.3 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our board of directors, and is made up predominately of fixed maturity securities and cash and cash equivalents. Although our investment guidelines emphasize capital preservation and liquidity, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Changes in interest rates could have an adverse effect on the value of our investment portfolio and future investment income. Unprecedented low interest rates experienced in 2011, 2010 and 2009 have had, and will continue to have, an adverse effect on our investment income. Additionally, changes in interest rates can expose us to prepayment risks on mortgage-backed securities included in our investment portfolio.

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

During 2011, we recorded an impairment charge for one asset-backed security in our held-to-maturity investment portfolio. We impaired this security because, among other things, a loss of principal was anticipated based upon estimated future cash flows. This charge is included in “Net realized gains (losses) on investments’ on our consolidated statement of income and totaled $0.2 million for the year ended December 31, 2011. We cannot assure you that our investment portfolio will not suffer additional other-than-temporary investment losses.

These and other factors affect the capital markets and, consequently, the value of our investment portfolio and our future investment income. Any significant decline in our investment income would adversely affect our revenues and net income.

Current economic conditions could adversely affect our financial condition and results of operations.

The economic downturn experienced throughout the United States is expected to continue in 2012. Negative trends in business investment, consumer confidence and spending, the significant declines and volatility of the capital markets, the availability of credit and the rate of unemployment can adversely affect our business. A continuation of the economic downturn could further adversely impact our growth and profitability. Although we continue to closely monitor market conditions, we cannot predict future conditions or their impact on our premium volume, the value of our investment portfolio and our financial performance. As a result of these existing economic conditions, we could experience future decreases in business activity and incur additional realized and unrealized losses in our investment portfolio, both of which could adversely affect our financial condition and results of operations.

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

As of December 31, 2011, we had $96.2 million of recoverables from reinsurers. Of this amount, $48.9 million was unsecured. As of December 31, 2011, our largest recoverables from reinsurers included $23.4 million from Hannover Reinsurance (Ireland) Limited, $14.2 million from Aspen Insurance Limited and $13.9 million from Odyssey America Reinsurance Company. If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely impacted.

In the past, we have been unable to recover amounts from our reinsurers. In 2001, Reliance Insurance Company, one of our former reinsurers, was placed under regulatory supervision by the Pennsylvania Insurance Department and was subsequently placed into liquidation. As a result, between 2001 and December 31, 2011, we recognized losses related to uncollectible amounts due from Reliance aggregating $21.8 million.

Our business is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets and relationships with the independent agencies that sell our insurance.

Our success is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets and relationships with our independent agencies. We have entered into employment agreements with each of our executive officers. Those agreements expire in March 2012 except for Mr. Gau’s agreement which expires June 2012, in each case, unless extended. Should any of our executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the workers’ compensation insurance industry and the hazardous industries that we target. As a result, our operations may be disrupted and our business may be adversely affected. We do not currently maintain life insurance policies with respect to our executive officers.

If we cannot sustain our relationships with independent agencies, we may be unable to operate profitably.

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2011, independent agencies produced 93.8% of our voluntary in-force premiums. No independent agency accounted for more than 2.2% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

An inability to effectively manage of our operations could make it difficult for us to compete and could affect our ability to operate profitably.

Our continuing strategy includes expanding in our existing markets, entering new geographic markets and further developing our agency relationships. Our strategy is subject to various risks, including risks associated with our ability to:

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

We purchase reinsurance to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Our 2012 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant, subject to applicable deductibles, retentions and aggregate limits. Our 2012 program calls for us to retain the first $1.0 million of each loss. For losses between $1.0 million and $5.0 million, we are subject to an annual aggregate deductible of 6.5% of subject earned premium before our reinsurers are obligated to reimburse us. The three year aggregate limit for all claims for losses between $1.0 million and $5.0 million is 13.2% of subject earned premium for Part A and 6.6% of subject earned premium for Part B. For losses between $5.0 million and $10.0 million, the three year aggregate limit for all claims for losses between $5.0 million and $10.0 million is $20.0 million. See “Business—Reinsurance.”

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

The 2012 reinsurance treaty program’s first casualty excess of loss layers will terminate on January 1, 2014. The second casualty excess of loss and casualty catastrophe layers will terminate on January 1, 2015. When our reinsurance treaty program is terminated and we enter into a new program, any decrease in the amount of reinsurance at the time we enter into a new program, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could adversely affect our business, financial condition and results of operations. We currently have 14 reinsurers participating in our reinsurance treaty program, and we believe that this is a sufficient number of reinsurers to provide us with the reinsurance coverage we require. However, it is possible that one or more of our current reinsurers could terminate participation in our program. Regarding the first casualty excess of loss treaty, it is possible that one or more of our current reinsurers could terminate continued participation in this loss layer. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements. In any of these events, if our reinsurance broker is unable to reallocate the terminated reinsurance among the remaining reinsurers in the program, it could take a significant period of time to identify and negotiate agreements with one or more replacement reinsurers. During this period, we would be exposed to an increased risk of loss, the extent of which would depend on the coverage previously provided by the terminated reinsurance.

A downgrade in our A.M. Best rating would likely reduce the amount of business we are able to write.

Rating agencies evaluate insurance companies based on their ability to pay claims. We are currently assigned a group letter rating of “A” (Excellent) from A.M. Best, which is the rating agency that we believe has the most influence on our business. This rating is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards. A.M. Best considers “A” rated companies to have an excellent ability to meet their ongoing obligations to policyholders. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities. Our competitive position relative to other companies is determined in part by our A.M. Best rating. Any downgrade in our rating would likely adversely affect our business through the loss of certain existing and potential policyholders and the loss of relationships with certain independent agencies.

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

At December 31, 2011, we participated in mandatory pooling arrangements in 20 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

We may have exposure to losses from terrorism for which we are required by law to provide coverage.

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2012 reinsurance treaty program affords limited coverage for up to $50.0 million for losses arising from terrorism, subject to applicable deductibles, retentions and aggregate limits.

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

The trading price of our common stock may decline.

The trading price of our common stock may decline for many reasons, some of which are beyond our control, including, among others:

•	our results of operations;

•	changes in expectations as to our future results of operations, including financial estimates and projections by securities analysts and investors;

•	results of operations that vary from those expected by securities analysts and investors;

•	developments in the healthcare or insurance industries;

•	current and expected economic conditions;

•	changes in laws and regulations;

•	announcements of claims against us by third parties; and

•	future issuances or sales of our common stock.

In addition, the stock market experiences significant volatility from time to time that is often unrelated to the operating performance of companies whose shares are traded. These market fluctuations could adversely affect the trading price of our common stock, regardless of our actual operating performance.

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

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of March 1, 2012, there were 18,150,262 shares of our common stock outstanding. As of that date, there were also outstanding options exercisable to purchase 919,348 shares of our common stock.

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

Our articles of incorporation and bylaws contain provisions that may make it more difficult for shareholders to replace or remove directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control of our company that shareholders might consider favorable. Our articles of incorporation and bylaws contain the following provisions that could have an anti-takeover effect:

•	election of our directors is classified, meaning that the members of only one of three classes of our directors are elected each year;

•	shareholders have limited ability to call shareholder meetings and to bring business before a meeting of shareholders;

•	shareholders may not act by written consent, unless the consent is unanimous; and

•	our board of directors may authorize the issuance of preferred stock with such rights, preferences and privileges as the board deems appropriate.

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

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF.” As of March 1, 2012, there were 22 holders of record of our common stock.

The table below sets forth the reported high and low sales prices of our common stock as quoted on the NASDAQ during each quarter for the last two fiscal years.

	High	Low
2010
First Quarter	$18.31	$15.92
Second Quarter	$18.87	$15.50
Third Quarter	$18.98	$16.80
Fourth Quarter	$19.96	$17.50
2011
First Quarter	$23.72	$17.38
Second Quarter	$23.37	$21.19
Third Quarter	$27.75	$15.58
Fourth Quarter	$24.81	$18.10

Dividend Policy

We have not paid cash dividends on our common stock in the prior two years. We currently intend to retain any future earnings to finance our operations, and fund our share repurchase program. As a result, we do not expect to pay any cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual, regulatory or other restrictions on the payment of dividends by our subsidiaries to AMERISAFE, and other factors that our board of directors deem relevant.

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

Our existing revolving credit agreement contains covenants that restrict our ability to pay dividends on our common stock. See “Liquidity and Capital Resources.” in Item 7 of this report.

Description of Capital Stock

AMERISAFE is authorized to issue 60,000,000 shares of capital stock, consisting of:

•	10,000,000 shares of preferred stock, par value $0.01 per share; and

•	50,000,000 shares of common stock, par value $0.01 per share.

As of March 1, 2012, 18,150,262 shares of common stock were outstanding. As of that date, there were no other shares of our capital stock outstanding.

Share Repurchases

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
October 1, 2011 to October 31, 2011	32,610	$18.78	32,610	$24,388
November 1, 2011 to November 30, 2011	—	$—	—	$24,388
December 1, 2011 to December 31, 2011	—	$—	—	$24,388

Total	32,610		32,610

(1)	Average price per share includes commissions.
(2)	The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, the Board reauthorized this program with a new limit of $25.0 million. Unless reauthorized, the program will expire on December 31, 2012.

Item 6.	Selected Financial Data.

The following tables summarize certain selected financial data that should be read in conjunction with our audited financial statements and accompanying notes thereto for the year ended December 31, 2011 included in this report and “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The financial data for 2007 to 2010 has been adjusted to correct the accounting for our estimate of liability for state guaranty fund assessments. For additional information see Note 1 in the notes of our consolidated financial statements included in this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share data)
Income Statement Data
Gross premiums written	$272,101	$228,424	$256,454	$307,841	$327,761
Ceded premiums written	(13,881)	(20,549)	(20,158)	(19,650)	(20,215)

Net premiums written	$258,220	$207,875	$236,296	$288,191	$307,546

Net premiums earned	$251,015	$218,881	$250,896	$289,493	$306,906
Net investment income	26,340	26,242	28,014	30,998	30,208
Net realized gains (losses) on investments	2,228	2,449	2,033	(18,856)	147
Fee and other income	1,080	584	1,268	742	1,058

Total revenues	280,663	248,156	282,211	302,377	338,319

Loss and loss adjustment expenses incurred	189,706	157,388	163,316	176,389	198,531
Underwriting and certain other operating costs (1)	22,490	6,277	12,351	13,128	25,038
Commissions	18,507	16,350	18,418	20,592	20,352
Salaries and benefits	19,914	21,405	21,447	20,411	18,896
Interest expense	1,311	1,548	1,810	2,460	3,545
Policyholder dividends (2)	1,464	834	770	3,504	(367)

Total expenses	253,392	203,802	218,112	236,484	265,995

Income before taxes	27,271	44,354	64,099	65,893	72,324
Income tax expense	3,146	9,748	16,536	20,874	21,306

Net income	24,125	34,606	47,563	45,019	51,018
Redemption premium	—	—	(875)	—	—

Net income (loss) available to common shareholders	$24,125	$34,606	$46,688	$45,019	$51,018

Portion allocable to common shareholders (3)	100.0%	100.0%	94.1%	94.0%	94.0%
Net income (loss) allocable to common shareholders	$24,125	$34,606	$43,933	$42,318	$47,962

Diluted earnings per common share equivalent	$1.29	$1.81	$2.28	$2.21	$2.51
Diluted weighted average of common share equivalents outstanding	18,700,982	19,095,320	19,268,295	19,141,688	19,079,380
Selected Insurance Ratios
Current accident year loss ratio (4)	78.2%	81.8%	73.8%	68.0%	67.8%
Prior accident year loss ratio (5)	(2.6)%	(9.9)%	(8.7)%	(7.1)%	(3.1)%

Net loss ratio	75.6%	71.9%	65.1%	60.9%	64.7%
Net underwriting expense ratio (6)	24.3%	20.1%	20.8%	18.7%	20.9%
Net dividend ratio (2) (7)	0.6%	0.4%	0.3%	1.2%	(0.1)%

Net combined ratio (8)	100.5%	92.4%	86.2%	80.8%	85.5%

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$45,536	$60,966	$63,188	$95,241	$47,329
Investments	805,974	765,537	737,297	704,732	711,745
Amounts recoverable from reinsurers	96,212	95,133	81,878	67,763	77,272
Premiums receivable, net	121,223	122,618	151,570	156,567	152,150
Deferred income taxes	29,286	28,837	26,488	32,188	25,658
Deferred policy acquisition costs	18,756	17,400	18,128	20,289	18,414
Deferred charges	3,120	2,936	3,030	3,381	3,553
Total assets	1,148,509	1,117,923	1,110,499	1,101,357	1,057,218
Reserves for loss and loss adjustment expenses	538,214	532,204	534,655	531,293	537,403
Unearned premiums	118,699	111,494	122,500	137,100	138,402
Insurance-related assessments	21,506	18,718	28,046	33,445	36,188
Debt	25,780	36,090	36,090	36,090	36,090
Redeemable preferred stock (9)	—	—	—	25,000	25,000
Shareholders’ equity (10)	350,852	330,192	306,133	255,856	209,981

(1)	Includes policy acquisition expenses and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
(2)	In 2007, includes a net $1.3 million reduction of dividends accrued for policyholders in Florida. Florida law requires payment of dividends to Florida policyholders pursuant to a formula based on underwriting results from policies written in Florida in a consecutive three-year period.
(3)	Reflects the participation rights of our redeemable preferred stock, which was redeemed on December 31, 2009. See Note 12 to our audited financial statements.
(4)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.
(5)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.
(6)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.
(7)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.
(8)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.
(9)	Effective as of December 31, 2009, we redeemed all then-outstanding shares of Series C and Series D redeemable preferred stock.
(10)	Shareholders’ equity as of December 31, 2007 has been adjusted to correct the accounting for our estimate of liability for state guaranty fund assessments for periods prior to 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2012 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

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

We actively market our insurance in 35 states and the District of Columbia through independent agencies, as well as through our wholly owned insurance agency subsidiary. We are also licensed in an additional 12 states and the U.S. Virgin Islands.

Two of the key financial measures that we use to evaluate our performance are return on average equity and growth in book value per share. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity. Our return on average equity was 7.1% in 2011, 10.9% in 2010 and 16.2% in 2009. We calculate book value per share by dividing ending shareholder’s equity by number of common shares outstanding. Our book value per share was $19.33 at December 31, 2011, $17.99 at December 31, 2010 and $16.20 at December 31, 2009.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in other lines of business that pay claims more quickly. From December 31, 2006 to December 31, 2011, our investment portfolio, including cash and cash equivalents, increased from $665.5 million to $851.5 million and produced net investment income of $26.3 million in 2011, $26.2 million in 2010 and $28.0 million in 2009.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to protect us from the impact of large losses. Our reinsurance program for 2012 includes 14 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Our 2012 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant, subject to applicable deductibles, retentions and aggregate limits. Our 2011 program was substantially similar to our 2012 program which calls for us to retain the first $1.0 million of each loss. For losses between $1.0 million and $5.0 million, we are subject to an annual aggregate deductible of 6.5% of subject earned premium before our reinsurers are obligated to reimburse us. The aggregate limit for all claims for losses between $1.0 million and $5.0 million has two parts, as fully described in “Business—Reinsurance” in Item 1 of this report. For losses between $5.0 million and $10.0 million, the three year aggregate limit is $20.0 million. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

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

For example, for the five-year period ended December 31, 2011 we had recorded 178 severe claims, or an average of 36 severe claims per year for accident years 2007 through 2011. The number of severe claims reported in any one accident year as of December 31, 2011 ranged from a low of 26 in 2011 to a high of 43 in 2009. The average reported severity for these claims ranged from $0.8 million for the 2008 accident year to $1.2 million for the 2010 accident year. For the five accident years, these severe claims accounted for an average of 12.4 percentage points of our overall loss and loss adjustment expense, or LAE, ratio, measured at December 31, 2011.

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

A key assumption used by management in establishing loss reserves is that average per claim case incurred loss and loss adjustment expenses will increase year over year. We believe this increase primarily reflects medical and wage inflation and utilization. However, changes in per average claim case incurred loss and loss adjustment expenses can also be affected by frequency of severe claims in the applicable accident years.

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

Substantial judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of unreported claims, length of time to achieve ultimate settlement of claims, utilization, inflation in medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

Our gross reserves for loss and loss adjustment expenses at December 31, 2011, 2010 and 2009 were $538.2 million, $532.2 million and $534.7 million, respectively. As a percentage of gross reserves at year end, IBNR represented 22.3% in 2011, 19.6% in 2010 and 20.9% in 2009.

In 2011, we decreased our estimates for prior year loss reserves by $6.6 million. In 2010, we decreased our estimates for prior year loss reserves by $21.6 million. In 2009, we decreased our estimates for prior year loss reserves by $21.9 million.

The workers’ compensation insurance industry is cyclical in nature and influenced by many factors, including price competition, medical cost increases, natural and man-made disasters, changes in interest rates, changes in state laws and regulations, and general economic conditions. A hard market in our industry is characterized by decreased competition that results in higher premium rates, more restrictive policy coverage terms, and lower commissions paid to agencies. In contrast, a soft market is characterized by increased competition that results in lower premium rates, expanded policy coverage terms, and higher commissions paid to agencies. We believe that the workers’ compensation insurance industry is transitioning from a soft market cycle. Our strategy is to focus on maintaining underwriting profitability.

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

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2011 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2011 and the other half in 2012. On a monthly basis, we also recognize net premiums earned from mandatory pooling arrangements.

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

Net Investment Income and Net Realized Gains and Losses on Investments. We invest our statutory surplus funds and the funds supporting our insurance liabilities in fixed maturity and equity securities. In addition, a portion of these funds are held in cash and cash equivalents to pay current claims. Our net investment income includes interest and dividends earned on our invested assets, and amortization of premiums and discounts on our fixed-maturity securities. We assess the performance of our investment portfolio using a standard tax equivalent yield metric. Investment income that is tax-exempt is increased by our marginal federal tax rate of 35% to express yield on tax-exempt securities on the same basis as taxable securities. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of other-than-temporary impairment. We classify the majority of our fixed maturity securities as held-to-maturity. We also have some fixed-maturity securities classified as available-for-sale, as are our equity securities. Net unrealized gains or losses on our securities classified as available-for-sale are reported separately within accumulated other comprehensive income on our balance sheet.

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

Reserves for Loss and Loss Adjustment Expenses. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses, which include defense and cost containment, or DCC, and adjusting and other, or AO, expenses, related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances.

Our reserves for loss and DCC expenses are estimated using case-by-case valuations based on our estimate of the most likely outcome of the claim at that time. In addition to these case reserves, we establish reserves on an aggregate basis that have been incurred but not reported, or IBNR. Our IBNR reserves are also intended to provide for aggregate changes in case incurred amounts as well as for recently reported claims which an initial case reserve has not been established. The third component of our reserves for loss and loss adjustment expenses is our AO reserve. Our AO reserve is established for those future claims administration costs that cannot be allocated directly to individual claims. The final component of our reserves for loss and loss adjustment expenses is the reserve for mandatory pooling arrangements.

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 26 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

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

Share-Based Compensation. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation-Stock Compensation, we recognize compensation costs for stock option awards over the applicable vesting periods.

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Income Statement Data
Gross premiums written	$272,101	$228,424	$256,454
Ceded premiums written	(13,881)	(20,549)	(20,158)

Net premiums written	$258,220	$207,875	$236,296

Net premiums earned	$251,015	$218,881	$250,896
Net investment income	26,340	26,242	28,014
Net realized gains (losses) on investments	2,228	2,449	2,033
Fee and other income	1,080	584	1,268

Total revenues	280,663	248,156	282,211

Loss and loss adjustment expenses incurred	189,706	157,388	163,316
Underwriting and certain other operating costs (1)	22,490	6,277	12,351
Commissions	18,507	16,350	18,418
Salaries and benefits	19,914	21,405	21,447
Interest expense	1,311	1,548	1,810
Policyholder dividends	1,464	834	770

Total expenses	253,392	203,802	218,112

Income before taxes	27,271	44,354	64,099
Income tax expense	3,146	9,748	16,536

Net income	$24,125	$34,606	$47,563

Selected Insurance Ratios
Current accident year loss ratio (2)	78.2, %	81.8%	73.8%
Prior accident year loss ratio (3)	(2.6)%	(9.9)%	(8.7)%

Net loss ratio	75.6%	71.9%	65.1%

Net underwriting expense ratio (4)	24.3%	20.1%	20.8%
Net dividend ratio (5)	0.6%	0.4%	0.3%
Net combined ratio (6)	100.5%	92.4%	86.2%

	As of December 31,
	2011	2010	2009
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$45,536	$60,966	$63,188
Investments	805,974	765,537	737,297
Amounts recoverable from reinsurers	96,212	95,133	81,878
Premiums receivable, net	121,223	122,618	151,570
Deferred income taxes	29,286	28,837	26,488
Deferred policy acquisition costs	18,756	17,400	18,128
Deferred charges	3,120	2,936	3,030
Total assets	1,148,509	1,117,923	1,110,499
Reserves for loss and loss adjustment expenses	538,214	532,204	534,655
Unearned premiums	118,699	111,494	122,500
Insurance-related assessments	21,506	18,718	28,046
Debt	25,780	36,090	36,090
Shareholders’ equity	350,852	330,192	306,133

(1)	Includes policy acquisition expenses, and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.

(2)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.
(3)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.
(4)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.
(5)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.
(6)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.

Overview of Operating Results

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Gross Premiums Written. Gross premiums written for 2011 were $272.1 million, compared to $228.4 million for 2010, an increase of 19.1%. The increase was attributable to a $33.1 million increase in premiums resulting from payroll audits and related premium adjustments, a $10.6 million increase in annual premiums on voluntary policies written during the period and a $0.1 million increase in premiums from mandatory pooling arrangements. These increases were partially offset by a $0.2 million decrease in direct assigned risk premiums. Related premium adjustments in 2011 include a $0.3 million increase in “earned but unbilled”, or EBUB, premium. Premium adjustments for the same period in 2010 included a $2.5 million decrease in EBUB premium.

Net Premiums Written. Net premiums written for 2011 were $258.2 million, compared to $207.9 million for 2010, an increase of 24.2%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.2% for 2011, compared to 8.6% for 2010. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our reinsurance treaties.

Net Premiums Earned. Net premiums earned for 2011 were $251.0 million, compared to $218.9 million for 2010, an increase of 14.7%. The increase was attributable to the increase in net premiums written, offset by an increase in unearned premiums.

Net Investment Income. Net investment income in 2011 was $26.3 million, compared to $26.2 million in 2010, an increase of 0.4%. The pre-tax investment yield on our investment portfolio was 3.1% per annum for 2011, compared to 3.2% per annum for 2010. The tax-equivalent yield on our investment portfolio was 4.6% per annum for 2011, compared to 4.4% per annum for 2010. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate. Average invested assets, including cash and cash equivalents, increased 3.3%, from an average of $806.7 million for 2010 to an average of $833.4 million for 2011.

Net Realized Gains (Losses) on Investments. Net realized gains on investments in 2011 totaled $2.2 million, compared to $2.4 million in 2010. Net realized gains in 2011 resulted from $2.4 million in gains from called fixed maturity securities, the sale of equity securities and the sale of fixed maturity securities from the available-for-sale portfolio. These gains were offset by an other-than-temporary impairment of $0.2 million on one asset-backed security from our held-to-maturity portfolio. Net realized gains in 2010 primarily resulted from $3.1 million in gains from called fixed-maturity securities and the sale of certain equity and fixed-maturity securities from the available-for-sale portfolio. These gains were offset by an other-than-temporary impairment of $0.7 million on one equity security.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $189.7 million for 2011, compared to $157.4 million for 2010, an increase of $32.3 million, or 20.5%. The current accident year losses and LAE incurred were $196.3 million, or 78.2% of net premiums earned, compared to $179.0 million, or 81.8% of net premiums earned for 2010. We recorded favorable prior accident year development of $6.6 million in 2011, compared to $21.6 million in 2010. This is further discussed below in “Prior Year Development.” Our net loss ratio was 75.6% for 2011, compared to 71.9% for 2010.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2011 were $60.9 million, compared to $44.0 million for 2010, an increase of 38.3%. This increase was primarily due to a $10.5 million increase in insurance related assessments, a $3.7 million decrease in experience-rated commissions, a $2.2 million increase in commission expense and a $1.6 million decrease in ceding commission related to our 2011 reinsurance agreement. Offsetting these increases were a $1.5 million decrease in salaries and benefits and a $0.3 million decrease in consulting expense. In 2010, we experienced large rate reductions in certain loss-based assessments. Our underwriting expense ratio increased to 24.3% in 2011 from 20.1% in 2010.

Interest expense. Interest expense for 2011 was $1.3 million, compared to $1.5 million for 2010. Weighted average borrowings for 2011 were $31.1 million, compared to $36.1 million for 2010. The weighted average interest rate decreased to 4.2% per annum for 2011 from 4.3% per annum for 2010.

Income tax expense. Income tax expense for 2011 was $3.1 million, compared to $9.7 million for 2010. The decrease was primarily attributable to a decrease in pre-tax income, from $44.4 million for 2010 to $27.3 million for 2011. The effective tax rate also decreased to 11.5% for 2011, compared to 22.0% for 2010. This decrease is due to the higher level of tax-exempt investment income relative to our lower pre-tax income. The rate decrease included a $1.4 million expense reduction in 2011 for the change in valuation allowance for deferred tax assets related to unrealized losses on our investment portfolio. In 2010, the effective rate included a $0.9 million expense reduction for deferred tax assets related to unrealized losses on our investment portfolio.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Gross Premiums Written. Gross premiums written for 2010 were $228.4 million, compared to $256.5 million for 2009, a decrease of 10.9%. The decrease was attributable to a $28.2 million decrease in annual premiums on voluntary policies written during the period, a $1.3 million decrease in premiums from mandatory pooling arrangements, a $0.4 million decrease in direct assigned risk premiums and a $1.9 million increase in premiums resulting from payroll audits and related premium adjustments. Related premium adjustments in 2010 include a $2.5 million decrease in EBUB premium. Premium adjustments for the same period in 2009 included a $6.0 million decrease in EBUB premium.

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

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2010 were $44.0 million, compared to $52.2 million for 2009, a decrease of 15.7%. This decrease was primarily due to a $4.0 million decrease in insurance-related assessments, a $2.1 million decrease in commissions, a $1.7 million decrease in the provision for accounts receivable write-offs, a $0.5 million decrease in legal expenses and a $0.3 million decrease in mandatory pooling arrangement fees. Income from the commutation of certain reinsurance contracts commutations decreased $0.4 million. Salaries and benefits were flat overall. However, salary expense in 2010 included $1.2 million of additional compensation due to change in the forfeiture assumptions for options granted in November 2005 that fully vested in 2010. Our underwriting expense ratio decreased to 20.1% in 2010 from 20.8% in 2009.

Interest expense. Interest expense for 2010 was $1.5 million, compared to $1.8 million for 2009. Weighted average borrowings for both periods were $36.1 million. The weighted average interest rate decreased to 4.3% per annum for 2010 from 4.9% per annum for 2009.

Income tax expense. Income tax expense for 2010 was $9.7 million, compared to $16.5 million for 2009. The decrease was primarily attributable to a decrease in pre-tax income, from $64.1 million for 2009 to $44.4 million for 2010. The effective tax rate also decreased to 22.0% for 2010, compared to 25.8% for 2009. This decrease is due to the higher level of tax-exempt investment income relative to our lower pre-tax income. The rate decrease included a $0.9 million expense reduction in 2010 for the change in valuation allowance for deferred tax assets related to unrealized losses on our investment portfolio. In 2009, the effective rate included a $0.7 million expense reduction for deferred tax assets related to unrealized losses on our investment portfolio.

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $6.6 million in 2011, $21.6 million in 2010 and $21.9 million in 2009. The table below sets forth the favorable or unfavorable development for accident years 2006 through 2010 and, collectively, all accident years prior to 2006.

	Favorable/(Unfavorable) Development for Year Ended December 31,
	2011	2010	2009
2010	$(23.3)	$—	$—
2009	0.3	(3.4)	—
2008	4.7	4.7	(3.4)
2007	11.5	9.3	12.4
2006	4.0	6.3	5.8
Prior to 2006	9.4	4.7	7.1

Total net development	$6.6	$21.6	$21.9

The table below sets forth the number of open claims as of December 31, 2011, 2010 and 2009, and the numbers of claims reported and closed during the years then ended.

	Twelve Months Ended December 31,
	2011	2010	2009
Open claims at beginning of period	5,129	4,511	4,793
Claims reported	5,986	5,800	5,275
Claims closed	(5,931)	(5,182)	(5,557)

Open claims at end of period	5,184	5,129	4,511

At December 31, 2011, our incurred amounts for certain accident years, particularly 2006, 2007 and 2008, have not developed to the degree management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of December 31, 2011, actual results for these accident years have been better than our assumptions would have predicted. At the same time, actual results for accident year 2010 are higher than we predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income, and proceeds from maturities of investments. Our primary uses of operating funds include payments for claims and operating expenses. We pay claims and operating expenses using cash flow from operations and invest our excess cash in fixed maturity and equity securities. We presently expect that our projected cash flow from operations will provide us sufficient liquidity to fund future operations, including payment of claims and operating expenses, payment of interest on our subordinated notes and other holding company expenses, for at least the next 18 months.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $179.1 million in 2011, $164.9 million in 2010 and $163.8 million in 2009. We fund claim payments out of cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio has increased from $582.9 million at December 31, 2005 to $851.5 million at December 31, 2011.

As discussed above under “—Overview,” we purchase reinsurance to protect us against severe claims and catastrophic events. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2012 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

Net cash provided by operating activities was $43.7 million in 2011, as compared to $44.8 million in 2010, and $27.3 million in 2009. Major components of cash provided by operating activities in 2011 were net premiums collected of $260.1 million, investment income collected of $31.2 million and amounts recovered from reinsurers of $3.1 million, offset by claim payments of $182.0 million, $65.2 million of operating expenditures, federal taxes paid of $2.0 million and dividends to policyholders paid of $1.6 million. Major components of cash provided by operating activities in 2010 were net premiums collected of $236.6 million, investment income collected of $30.6 million and amounts recovered from reinsurers of $3.8 million, offset by claim payments of $167.4 million, $49.2 million of operating expenditures, federal taxes paid of $6.5 million and dividends to policyholder paid of $3.2 million. Major components of cash provided by operating activities in 2009 were net premiums collected of $239.7 million, investment income collected of $32.1 million and amounts recovered from reinsurers of $5.4 million, offset by claim payments of $171.1 million, $59.1 million of operating expenditures, federal taxes paid of $18.8 million, and dividends to policyholders paid of $1.0 million.

Net cash used in investing activities was $42.9 million in 2011, as compared to $36.7 million in 2010 and $33.8 million in 2009. In 2011, major components of net cash used in investing activities included investment purchases of $294.8 million and net purchases of furniture, fixtures and equipment of $1.1 million, offset by proceeds from sales and maturities of investment of investments of $253.0 million. In 2010, major components of net cash used in investing activities included investment purchases of $194.5 million and net purchases of furniture, fixtures and equipment of $3.2 million, offset by proceeds from sales and maturities of investments of $161.0 million. In 2009, major components of net cash used in investing activities included investment purchases of $186.4 million and net purchases of furniture, fixtures and equipment of $1.0 million, offset by proceeds from sales and maturities of investments of $153.6 million.

Net cash used in financing activities was $16.2 million in 2011, as compared to net cash used in financing activities of $10.4 million in 2010 and net cash used in financing activities of $25.5 million in 2009. Major components of cash used in financing activities in 2011 included $10.3 million for the purchase of our common stock, $10.3 million for the redemption of subordinated debt securities, $3.3 million of proceeds from the exercise of stock options and $1.0 million of tax benefit from share-based compensation. Major components of cash used in financing activities in 2010 included $12.1 million for the purchase of our common stock, $1.5 million of proceeds from the exercise of stock options and $0.2 million of tax benefit from share-based compensation. Major components of cash used in financing activities in 2009 included $25.9 million for the redemption of all outstanding shares of Series C and D redeemable preferred stock and proceeds of $0.3 million from the exercise of stock options.

Interest on our outstanding subordinated notes accrues at a floating rate equal to the three-month LIBOR plus a marginal rate. Our $25.8 million issuance of subordinated notes due 2034 have a marginal interest rate of 3.8% and, as of December 31, 2011, had an effective rate of 4.3%. These notes are currently repayable at the option of the Company. In March 2012, the Board authorized the Company to redeem $12.9 million aggregate principal amount of these notes.

In July 2011, the Company redeemed all $10.3 million of subordinated notes from ACT I and the related trust was canceled.

In October 2007, the Company entered into an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank, NA. The agreement expired in October 2010. The Company renewed this agreement in the fourth quarter 2010 for an additional three years to mature in December of 2013. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR. The Company pays a fee of 3/8% (three eighths of one percent ) on the unused portion of the loan in arrears quarterly for a fee of $75,000 annually, assuming the line of credit is not used during the calendar year. The line of credit is unsecured. At December 31, 2011, there were no outstanding borrowings.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, the Board reauthorized this program. As of December 31, 2011, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $24.4 million available for future purchases at December 31, 2011. The purchases will continue to be affected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including American Interstate, Silver Oak Casualty and American Interstate of Texas. AMERISAFE’s primary assets are the capital stock of these insurance subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Based upon the prescribed calculation, the insurance subsidiaries could pay to AMERISAFE dividends of up to $21.4 million after March of 2012 without seeking regulatory approval. See “Business—Regulation—Dividend Limitations” in Item 1 of this report.

In March 2009, we commuted certain reinsurance agreements with Lincoln National Life Insurance Company, Connecticut General Life Insurance and Phoenix Life Insurance Company covering portions of the 1998 accident year. We received cash of $2.5 million in exchange for releasing Lincoln National, Connecticut General and Phoenix Life from their reinsurance obligations under the commuted agreements. As a result of the commutation, we recorded additional pre-tax income of approximately $0.3 million in the first quarter of 2009. Lincoln National remains obligated to subsidiaries of the Company under other reinsurance agreements.

Investment Portfolio

The principal objectives of our investment portfolio are to preserve capital and surplus and to maintain appropriate liquidity for corporate requirements. Additional objectives are to support our A.M. Best rating and to maximize after-tax income and total return. We presently expect to maintain sufficient liquidity from funds generated by operations to meet our anticipated insurance obligations and operating and capital expenditure needs. Excess funds from operations will be invested in accordance with our investment policy and statutory requirements.

We allocate our portfolio into four categories: cash and cash equivalents, short term investments, fixed maturity securities and equity securities. Cash and cash equivalents include cash on deposit, money market funds and municipal securities, corporate securities and certificates of deposit with an original maturity of less than 90 days. Short-term investments include municipal securities, corporate securities and certificates of deposit with an original maturity greater than 90 days but less than one year. Our fixed maturity securities include obligations of the U.S. Treasury or U.S. agencies, obligations of states and their subdivisions, long-term certificates of deposit, U.S. Dollar-denominated obligations of the U.S. or Canadian corporations, U.S. agency-based mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities.

Under Louisiana and Texas law, as applicable, each of American Interstate, Silver Oak Casualty and American Interstate of Texas is required to invest only in securities that are either interest-bearing, interest-accruing or eligible for dividends, and must limit its investment in the securities of any single issuer to five percent of the insurance company’s assets. As of December 31, 2011, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security.

As of December 31, 2011, our investment portfolio, including cash and cash equivalents, totaled $851.5 million, an increase of 3.0% from December 31, 2010. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities. As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. The remainder of our fixed maturity securities and all of equity securities are classified as available-for-sale and reported at fair value.

On January 1, 2008, we adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 19 of the financial statements, our securities available-for-sale are classified using Level 1 and 2 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825, Financial Instruments, for any financial assets or financial liabilities in 2010 or 2011.

The composition of our investment portfolio, including cash and cash equivalents, as of December 31, 2011 is shown in the following table.

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(In thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$441,273	51.8%	3.6%
Corporate bonds	92,682	10.9%	2.7%
Commercial mortgage-backed securities	51,550	6.1%	5.5%
U.S. agency-based mortgage-backed securities	46,096	5.4%	5.2%
U.S. Treasury securities and obligations of U.S. Government agencies	9,141	1.1%	4.2%
Asset-backed securities	5,306	0.6%	3.2%

Total fixed maturity securities—held-to-maturity	646,048	75.9%	3.7%

Fixed maturity securities—available-for-sale:
State and political subdivisions	57,762	6.8%	4.1%
Corporate bonds	42,980	5.0%	2.8%

Total fixed maturity securities—available-for-sale	100,742	11.8%	3.5%

Equity securities	12,240	1.4%	5.2%
Cash and cash equivalents	45,536	5.4%	0.3%
Short-term investments	46,944	5.5%	1.1%

Total investments, including cash and cash equivalents	$851,510	100%	3.4%

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

The following table summarizes the fair value of, and the amount of unrealized losses on, our investment securities, segregated by the time period each security has been in a continuous unrealized loss position as of December 31, 2011 and 2010:

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2011:
Fixed maturity securities	$40,422	$(382)	$10,610	$(1,231)
Equity securities	2,789	(197)	—	—
December 31, 2010:
Fixed maturity securities	$88,643	$(1,517)	$12,185	$(1,527)
Equity securities	—	—	—	—

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

In 2011, we recorded an impairment charge of $0.2 million related to one asset-backed security in our held-to-maturity investment portfolio. We impaired this security because, among other things, a loss of principal was anticipated based upon estimated future cash flows. The impairment charge is included in “Net realized gains (losses) on investments” for 2011.

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

The pre-tax investment yield on our investment portfolio was 3.1% per annum during the twelve months ended December 31, 2011, compared to 3.2% per annum during the same period in 2010.

Contractual Obligations and Commitments

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2011, the present value of these annuities was $92.9 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 17 to our consolidated financial statements in Item 8 of this report.

We lease equipment and office space under noncancelable operating leases. Future minimum lease payments at December 31, 2011, were as follows:

Year	Future Minimum Lease Payments
(In thousands)
2012	$194
2013	100
2014	36
2015	4

$334

Rental expense was $0.3 million in 2011, $0.5 million in 2010 and $0.9 million in 2009.

The table below provides information with respect to our long-term debt and contractual commitments as of December 31, 2011.

Contractual Obligations		Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In thousands)
Subordinated notes (1)	$25,780	$—	$—	$—	$25,780
Loss and loss adjustment expenses (2)	538,214	190,014	190,641	80,715	76,844
Loss-based insurance assessments (3)	9,921	3,503	3,514	1,488	1,416
Capital lease obligations	—	—	—	—	—
Operating lease obligations	334	194	140	—	—
Purchase obligations	2,240	1,702	538	—	—

Total	$576,489	$195,413	$194,833	$82,203	$104,040

(1)	Amounts do not include interest payments associated with these obligations. Interest rates on our subordinated notes are variable and may change on a quarterly basis. See “—Liquidity and Capital Resources” above for further discussion of our subordinated notes.
(2)

The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2011 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense process, see “Business—Loss Reserves” in Item 1 of this report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the amounts shown in the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors— Risks Related to Our Business—Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Item 1A of this report for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.
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

We address the credit risk related to the issuers of our fixed maturity securities by primarily investing in fixed maturity securities that are rated as investment grade by one or more of Moody’s, Standard & Poor’s or Fitch. We also independently monitor the financial condition of all issuers of our fixed maturity securities. To limit our risk exposure, we employ diversification policies that limit our credit exposure to any single issuer or business sector.

We are also subject to credit risk with respect to our reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims and, in some cases, we might not be able to collect amounts recoverable from our reinsurers. We address this credit risk by initially selecting reinsurers with an A.M. Best rating of “A-” (Excellent) or better and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation or letters of credit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report.

Interest Rate Risk

Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. As of December 31, 2011, we had fixed maturity securities with a fair value of $786.0 million and a carrying value of

$746.8 million. These securities are all subject to interest rate risk, but because we classify the majority of our fixed maturity securities as held-to-maturity, changes in fair values have a small effect on the carrying value of our portfolio. We manage our exposure to interest rate risk with respect to these securities by investing in a portfolio of securities with moderate effective duration. At December 31, 2011, the effective duration of the total investment portfolio, including cash and short term investments, was 3.2 years.

We are also subject to interest rate risk on our subordinated debt security, which has quarterly adjustable interest rates based on LIBOR plus a fixed margin. As such, fluctuations in interest rates have a direct effect on interest expense associated with our subordinated debt security.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2011 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$723,850	$(62,134)	$734,783	$(12,007)	(3.4)%
100 basis point increase	754,704	(31,280)	740,765	(6,025)	(1.7)%
No change	785,984	—	746,790	—	—
100 basis point decrease	813,515	27,531	752,086	5,296	1.5%
200 basis point decrease	821,012	35,028	754,166	7,376	2.1%

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and shareholders’ equity. In order to minimize our exposure to equity price risk, we independently monitor the financial condition of our equity securities, and diversify our investments. In addition, we limit the percentage of equity securities held in our investment portfolio to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity. As of December 31, 2011, the equity securities in our investment portfolio had a fair value of $12.2 million, representing 3.5% of shareholders’ equity on that date. See “Business—Investments” in Item 1 of this report.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors

AMERISAFE, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also include the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERISAFE, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMERISAFE, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 9, 2012

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2011	2010
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $685,242 and $683,463 in 2011 and 2010, respectively)	$646,048	$663,345
Fixed maturity securities—available-for-sale, at fair value (cost $98,077 and $21,865 in 2011 and 2010, respectively)	$100,742	$21,649
Equity securities—available-for-sale, at fair value (cost $11,776 and $1,687 in 2011 and 2010, respectively)	12,240	1,773
Short-term investments	46,944	78,770

Total investments	805,974	765,537
Cash and cash equivalents	45,536	60,966
Amounts recoverable from reinsurers	96,212	95,133
Premiums receivable, net	121,223	122,618
Deferred income taxes	29,286	28,837
Accrued interest receivable	9,520	7,704
Property and equipment, net	7,628	7,547
Deferred policy acquisition costs	18,756	17,400
Deferred charges	3,120	2,936
Federal income taxes recoverable	—	2,293
Other assets	11,254	6,952

	$1,148,509	$1,117,923

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$538,214	$532,204
Unearned premiums	118,699	111,494
Amounts held for others	29,981	22,667
Policyholder deposits	37,228	39,187
Insurance-related assessments	21,506	18,718
Accounts payable and other liabilities	25,633	20,653
Payable for investments purchased	616	6,718
Subordinated debt securities	25,780	36,090

	797,657	787,731
Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2011 and 2010; 19,408,512 and 19,060,649 issued and 18,150,262 and 18,352,041 shares outstanding shares in 2011 and 2010, respectively	194	191
Additional paid-in capital	185,734	180,884
Treasury stock at cost (1,258,250 shares in 2011 and 708,608 shares in 2010)	(22,370)	(12,102)
Accumulated earnings	185,079	160,954
Accumulated other comprehensive income	2,215	265

	350,852	330,192

	$1,148,509	$1,117,923

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Premiums earned	$251,015	$218,881	$250,896
Net investment income	26,340	26,242	28,014
Net realized gains on investments	2,228	2,449	2,033
Fee and other income	1,080	584	1,268

Total revenues	280,663	248,156	282,211
Expenses
Loss and loss adjustment expenses incurred	189,706	157,388	163,316
Underwriting and certain other operating costs	22,490	6,277	12,351
Commissions	18,507	16,350	18,418
Salaries and benefits	19,914	21,405	21,447
Interest expense	1,311	1,548	1,810
Policyholder dividends	1,464	834	770

Total expenses	253,392	203,802	218,112

Income before income taxes	27,271	44,354	64,099
Income tax expense	3,146	9,748	16,536

Net income	24,125	34,606	47,563
Redemption premium	—	—	(875)

Net income available to common shareholders	$24,125	$34,606	$46,688

Earnings per share
Basic	$1.32	$1.86	$2.33

Diluted	$1.29	$1.81	$2.28

Shares used in computing earnings per share
Basic	18,250,173	18,637,167	18,860,197

Diluted	18,700,982	19,095,320	19,268,295

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amounts
Balance at January 1, 2009	18,856,602	$188	—	—	$175,163	$79,660	$845	$255,856
Comprehensive income:
Net income	—	—	—	—	—	47,563	—	47,563
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	1,131	1,131
Change in deferred tax valuation allowance	—	—	—	—	—	—	752	752
Comprehensive income	—	—	—	—	—	—	—	49,446
Common stock issued upon exercise of options	32,800	1	—	—	295	—	—	296
Restricted common stock issued	5,844	—	—	—	131	—	—	131
Share-based compensation	—	—	—	—	1,233	—	—	1,233
Tax benefit of share-based compensation	—	—	—	—	46	—	—	46
Redemption of Series C preferred stock	—	—	—	—	—	(175)	—	(175)
Redemption of Series D preferred stock	—	—	—	—	—	(700)	—	(700)

Balance at December 31, 2009	18,895,246	$189	—	—	$176,868	$126,348	$2,728	$306,133
Comprehensive income:
Net income	—	—	—	—	—	34,606	—	34,606
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(1,748)	(1,748)
Change in deferred tax valuation allowance	—	—	—	—	—	—	(715)	(715)
Comprehensive income	—	—	—	—	—	—	—	32,143
Common stock issued upon exercise of options	153,157	2	—	—	1,453	—	—	1,455
Restricted common stock issued	12,246	—	—	—	163	—	—	163
Share-based compensation	—	—	—	—	2,162	—	—	2,162
Tax benefit of share-based compensation	—	—	—	—	238	—	—	238
Purchase of Treasury Stock Common	—	—	(708,608)	(12,102)	—	—	—	(12,102)

Balance at December 31, 2010	19,060,649	$191	(708,608)	$(12,102)	$180,884	$160,954	$265	$330,192
Comprehensive income:
Net income	—	—	—	—	—	24,125	—	24,125
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	1,986	1,986
Change in deferred tax valuation allowance	—	—	—	—	—	—	(36)	(36)
Comprehensive income	—	—	—	—	—	—	—	26,075
Common stock issued upon exercise of options	338,350	3	—	—	3,336	—	—	3,339
Restricted common stock issued	9,513	—	—	—	210	—	—	210
Share-based compensation	—	—	—	—	261	—	—	261
Tax benefit of share-based compensation	—	—	—	—	1,043	—	—	1,043
Purchase of Treasury Stock Common	—	—	(549,642)	(10,268)	—	—	—	(10,268)

Balance at December 31, 2011	19,408,512	$194	(1,258,250)	$(22,370)	$185,734	$185,079	$2,215	$350,852

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income	$24,125	$34,606	$47,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,015	1,028	1,164
Net amortization/accretion of investments	6,660	4,989	4,013
Deferred income taxes	(1,555)	(2,123)	5,842
Net realized gains on investments	(2,228)	(2,449)	(2,033)
Loss/(gain) on sale of asset	32	(16)	24
Share-based compensation	471	2,325	1,364
Changes in operating assets and liabilities:
Premiums receivable	1,395	28,952	4,997
Accrued interest receivable	(1,816)	(539)	82
Deferred policy acquisition costs and deferred charges	(1,539)	821	2,512
Other assets	(2,008)	(9,268)	(7,979)
Reserve for loss and loss adjustment expenses	6,010	(2,451)	3,362
Unearned premiums	7,205	(11,006)	(14,600)
Reinsurance balances	140	(13,248)	(14,116)
Amounts held for others and policyholder deposits	5,355	6,082	4,954
Accounts payable and other liabilities	447	7,141	(9,851)

Net cash provided by operating activities	43,709	44,844	27,298
Investing activities
Purchases of investments held-to-maturity	(86,669)	(68,095)	(105,928)
Purchases of investments available-for-sale	(120,637)	(36,936)	—
Purchases of short-term investments	(87,460)	(89,427)	(80,478)
Proceeds from sale of investments held-to-maturity	—	—	1,240
Proceeds from maturities of investments held-to-maturity	97,863	66,021	114,099
Proceeds from sales and maturities of investments available-for-sale	36,329	30,157	12,229
Proceeds from sales and maturities of short-term investments	118,759	64,813	26,035
Purchases of property and equipment	(1,128)	(3,206)	(1,017)
Proceeds from sales of property and equipment	—	16	3

Net cash used in investing activities	(42,943)	(36,657)	(33,817)
Financing activities
Proceeds from stock option exercise	3,339	1,455	295
Tax benefit from share-based payments	1,043	238	46
Purchase of treasury stock common	(10,268)	(12,102)	—
Redemption of Subordinate Debt Security	(10,310)	—	—
Redemption of Series C preferred stock	—	—	(5,175)
Redemption of Series D preferred stock	—	—	(20,700)

Net cash used in financing activities	(16,196)	(10,409)	(25,534)

Change in cash and cash equivalents	(15,430)	(2,222)	(32,053)
Cash and cash equivalents at beginning of year	60,966	63,188	95,241

Cash and cash equivalents at end of year	$45,536	$60,966	$63,188

Supplemental disclosure of cash flow information
Interest paid	$1,412	$1,547	$1,931

Income taxes paid	$1,000	$6,256	$18,817

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

The Company provides workers’ compensation and general liability insurance for companies primarily in special trade groups, including construction, trucking and agriculture. Assets and revenues of AIIC represent approximately 99% of comparable consolidated amounts of the Company for each of 2011, 2010 and 2009.

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

Adjustments to Financial Statements

The Company’s prior annual financial statements, including the years ended December 31, 2010 and 2009, have been adjusted to correct the accounting related to our accrual for state guaranty fund assessments (liability) and where applicable, the corresponding premium tax offset (asset).

In most states, each insurance company that writes workers’ compensation insurance in that state is required to participate in a state guaranty association. These associations levy assessments on all member insurers based on premium written. State guaranty fund assessments are used by state insurance oversight agencies to cover losses of insolvent or rehabilitated insurance companies and for the operating expenses of the agencies. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. We record any expected offset in Other Assets on our consolidated balance sheet.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

During 2011, we undertook a comprehensive state-by-state analysis of our estimate of liability for these assessments. The analysis performed in the third and fourth quarter of 2011 resulted in a decrease in the estimate of liability of $15.2 million (pre-tax) and a corresponding decrease in the premium tax receivable offset of $7.5 million (pre-tax). In the third quarter of 2011, we recorded a favorable change in the estimated guaranty fund liability of $2.8 million (pre-tax) as a change in estimate. At that time, our analysis of these state guaranty fund assessments had not been completed for all states. This earlier decrease, which is a component part of the $15.2 million decrease, has also been corrected in financial statements included in this report.

The Company evaluated this adjustment in connection with preparing its financial statements at and for the year ended December 31, 2011 and determined that this change should be reported as a correction of an error in the liability recorded in prior periods rather than a change in estimate. The error in the guaranty fund liability resulted because the assumptions we used to determine the estimate had not been updated timely. We incorrectly continued to use our assessment experience without validating and updating for more recent experience. Our prior period estimates were made annually and assumed higher levels of assessments consistent with our actual experience for 2005 and prior years. We have concluded that the impact of these adjustments on the prior reporting periods is not material to the consolidated financial statements for any prior period.

The following table reflects the adjustments to the financial statement line items at December 31, 2010. (dollars in thousands).

Consolidated Balance Sheet

	At December 31, 2010
	As Reported	Adjustments	As Adjusted
Deferred income taxes	$31,512	$(2,675)	$28,837
Other assets	14,488	(7,536)	6,952
Total assets	1,128,134	(10,211)	1,117,923
Insurance-related assessments	33,898	(15,180)	18,718
Total liabilities	802,911	(15,180)	787,731
Shareholders’ equity	325,223	4,969	330,192
Total liabilities and shareholders’ equity	1,128,134	(10,211)	1,117,923

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The following table reflects the adjustments to the financial statement line items for the years ended December 31, 2009 and 2010 (dollars in thousands except per share data).

Consolidated Statement of Operations

	For the Year Ended December 31, 2009
	As Reported	Adjustments	As Adjusted
Underwriting and certain other operating costs	$14,092	$(1,741)	$12,351
Income before income taxes	62,358	1,741	64,099
Income tax expense	15,927	609	16,536
Net income	46,431	1,132	47,563
Earnings per share—basic	$2.27	$.06	$2.33
Earnings per share—diluted	$2.22	$.06	$2.28

	For the Year Ended December 31, 2010
	As Reported	Adjustments	As Adjusted
Underwriting and certain other operating costs	$8,204	$(1,927)	$6,277
Income before income taxes	42,427	1,927	44,354
Income tax expense	9,074	674	9,748
Net income	33,353	1,253	34,606
Earnings per share—basic	$1.79	$.07	1.86
Earnings per share—diluted	$1.75	$.06	$1.81

Comprehensive income for 2009 as reported was $48,314,000 and adjusted to $49,446,000.

Comprehensive income for 2010 as reported was $30,890,000 and adjusted to $32,143,000.

Additionally, retained earnings at January 1, 2009 was increased by $2,584,000.

The adjustments did not change subtotals of net cash provided by operating activities, investing activities, or cash flows used in financing activities.

See note 21 for additional information regarding our unaudited quarterly financial data for the years ended December 31, 2011 and 2010, which data reflects this correction.

Investments

The Company has the ability and positive intent to hold certain investments until maturity. Therefore, investments classified as held-to-maturity fixed maturity securities are recorded at amortized cost. Equity securities and fixed-maturity securities classified as available-for-sale are recorded at fair value. Temporary changes in the fair value of these securities are reported in shareholders’ equity as a component of other comprehensive income, net of deferred income taxes.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The Company regularly reviews the fair value of its investments. Impairment of an investment security results in a reduction of the carrying value of the security and the realization of a loss when the fair value of the security declines below the cost or amortized cost, as applicable, for the security and the impairment is deemed to be other-than-temporary. The Company regularly reviews its investment portfolio to evaluate the existence of other-than-temporary declines in the fair value of investments. The Company considers various factors in determining if a decline in the fair value of an individual security is other-than-temporary, including but not limited to a reduction or interruption in scheduled cash flows, the financial condition of the issuer, how long and by how much the fair value has been below amortized cost, losses due to credit concerns, downgrades and the Company’s intent to sell or ability to hold the security.

Other-than-temporary impairment losses on equity securities are recognized in net income and are measured as the difference between cost and fair value. Impairment losses on fixed maturities are recognized in the financial statements depending on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, an other-than-temporary impairment would be recognized in net income for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. The credit loss portion would be recognized in net income and the noncredit loss portion in other comprehensive income.

Cash and Cash Equivalents

Cash equivalents include short-term money market funds and corporate bonds with an original maturity of three months or less.

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

Property and Equipment

The Company’s property and equipment, including certain costs incurred to develop or obtain software for internal use, are stated at cost less accumulated depreciation. Depreciation is calculated primarily by the straight-line method over the estimated useful lives of the respective assets, generally 39 years for buildings and three to seven years for all other fixed assets.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Deferred Policy Acquisition Costs

The direct costs of acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2011, 2010 or 2009.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Upon management’s determination that an amount due from a reinsurer is uncollectible due to the reinsurer’s insolvency or other matters, the amount is written off.

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

Experience-rated commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. These commission revenues on reinsurance contracts are recognized during the related reinsurance treaty period and are based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations. Experience-rated commissions reduced underwriting and other operating costs by $5.7 million in 2011, $9.5 million in 2010 and $9.9 million in 2009.

Fee and Other Income

The Company recognizes income related to commissions earned by AGAI as the related services are performed.

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and other operating costs in the consolidated statements of income. Total advertising expenses incurred were $421,000 in 2011, $413,000 in 2010 and $444,000 in 2009.

Income Taxes

The Company accounts for income taxes using the liability method. The provision for income taxes has two components, amounts currently payable or receivable and deferred amounts. Deferred income tax assets and

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Insurance-Related Assessments

Insurance-related assessments are accrued in the period in which they have been incurred. The Company is subject to a variety of assessments related to insurance commerce, including those by state guaranty funds and workers’ compensation second-injury funds. State guaranty fund assessments are used by state insurance oversight agencies to cover losses of policyholders of insolvent or rehabilitated insurance companies and for the operating expenses of such agencies. The Company has a premium tax benefit accrued of $3.3 million for mandatory assessments that may be recovered through a reduction in future premium taxes in certain states. Assessments related to premiums are generally paid one year after the calendar year in which the premium is written, while assessments related to losses are generally paid within one year of when the loss is paid.

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

Variable Interest Entities

In December 2003, the Company formed Amerisafe Capital Trust I (“ACT I”) for the sole purpose of issuing $10,000,000 in trust preferred securities. ACT I used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $10,310,000 of subordinated debt securities from the Company. In July 2011, the Company redeemed all $10,310,000 million of subordinated debt securities from ACT I and the trust was canceled. The debt securities had been the sole assets of ACT I, and the payments under the debt securities were the sole revenues of ACT I.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The Company concluded that the equity investment in ACT II is not at risk since the subordinated debt securities issued by the Company are the sole assets of ACT II. Accordingly, the Trust is considered a variable interest entity. The Company is not considered to be the primary beneficiary of ACT II and has not consolidated this entity.

Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Additionally, for periods prior to January 1, 2010, the Company applied the “two-class method” in computing basic and diluted earnings per share. ASC Topic 260 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities.

Under the two-class method, net income is allocated between common stock and any securities other than common stock that are eligible to participate in dividends with common stock. The Company’s redeemable preferred stock and unvested restricted stock qualified as “participating securities” under ASC Topic 260 in 2009. With redemption of the Series C and D preferred shares in December 2009, the two-class method is no longer applicable for redeemable preferred stock.

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

Stock-Based Compensation

The Company recognizes the impact of its share-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. All share-based grants are recognized as compensation expense over the vesting period.

Recent Accounting Pronouncements

In October 2010, the FASB issued Accounting Standards Update 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (previously referred to as Emerging Issues Task Force (“EITF”) Issue 09-G). This guidance changes the accounting for costs associated with acquiring or renewing insurance contracts in response to diversity in practice in the capitalization and amortization of those costs. Under the new guidance, deferrable costs will be limited to incremental direct costs of successful contract acquisition incurred with independent third parties and the portion of total employee compensation and payroll-related fringe benefits related to time spent performing specified acquisition activities (e.g., underwriting, policy issuance and processing) for successful acquisition efforts. Companies will have a choice between prospective and retrospective adoption. The new guidance will be effective for fiscal years beginning after December 15, 2011. Pursuant to the new guidance, the Company will adopt the standard on a retrospective basis and expects to reduce shareholders’ equity as of January 1, 2010 by approximately $2.2 million.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

In May 2011, the FASB issued Accounting Standards Update 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and the International Financial Reporting Standards (“IFRS”).” ASU 2011-04 clarifies some existing concepts, eliminates wording differences between GAAP and IFRS, and in some limited cases, changes principles to achieve convergence between GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The new guidance will be effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income.” This guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

2.	Investments

Short-term investments held at December 31, 2011 include $37.0 million of corporate bonds, certificates of deposit of $9.7 million and $0.3 million of municipal securities. All certificates of deposits are fully insured by the Federal Deposit Insurance Corporation.

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at December 31, 2011 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
States and political subdivisions	$441,273	$29,026	$(360)	$469,939
Corporate bonds	92,682	1,539	(130)	94,091
Commercial mortgage-backed securities	51,550	4,195	—	55,745
U.S. agency-based mortgage-backed securities	46,096	4,162	(44)	50,214
U.S. Treasury securities and obligations of U.S. Government agencies	9,141	1,634	—	10,775
Asset-backed securities	5,306	17	(845)	4,478

Totals	$646,048	$40,573	$(1,379)	$685,242

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at December 31, 2011 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed Maturity:
States and political subdivisions	$55,275	$2,488	$(1)	$57,762
Corporate bonds	42,802	411	(233)	42,980

Total Fixed Maturity	98,077	2,899	(234)	100,742
Equity securities	11,776	661	(197)	12,240

Totals	$109,853	$3,560	$(431)	$112,982

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at December 31, 2010 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
States and political subdivisions	$466,898	$14,044	$(1,797)	$479,145
U.S. agency-based mortgage-backed securities	62,090	3,951	(101)	65,940
Corporate bonds	60,825	1,423	(27)	62,221
Commercial mortgage-backed securities	51,571	2,513	—	54,084
U.S. Treasury securities and obligations of U.S. Government agencies	14,819	972	—	15,791
Asset-backed securities	6,392	17	(877)	5,532
Long-term certificates of deposit	750	—	—	750

Totals	$663,345	$22,920	$(2,802)	$683,463

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at December 31, 2010 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed Maturity:
Corporate bonds	$15,946	$10	$(147)	$15,809
U.S. Treasury securities and obligations of U.S. Government agencies	5,919	16	(95)	5,840

Total Fixed Maturity	21,865	26	(242)	21,649
Equity securities	1,687	86	—	1,773

Totals	$23,552	$112	$(242)	$23,422

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at December 31, 2011, by contractual maturity, is as follows:

	Cost or Amortized Cost	Fair Value
	(In thousands)
Maturity:
Due in 2012	$107,892	$108,537
In 2013 through 2016	179,896	187,744
In 2017 through 2021	130,807	144,980
After 2021	124,501	133,544
U.S. agency-based mortgage-backed securities	46,096	50,214
Commercial mortgage-backed securities	51,550	55,745
Asset-backed securities	5,306	4,478

Totals	$646,048	$685,242

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at December 31, 2011, by contractual maturity, is as follows:

	Cost or Amortized Cost	Fair Value
	(In thousands)
Maturity:
Due in 2012	$7,706	$7,749
In 2013 through 2016	23,355	23,324
In 2017 through 2021	15,664	15,943
After 2021	51,352	53,726

Totals	$98,077	$100,742

At December 31, 2011, there were $18,889,134 of held-to-maturity investments on deposit with regulatory agencies of states in which the Company does business.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2011, 2010 and 2009 is as follows:

	Fixed Maturity Securities Available for Sale	Equity Securities	Other	Total
	(In thousands)
Year ended December 31, 2011
Proceeds from sales	$21,560	$14,769	$—	$36,329

Gross realized investment gains	$815	$1,621	$—	$2,436
Gross realized investment (losses)	—	(98)	(1)	(99)

Net realized investment gain	815	1,523	(1)	2,337
Impairments	—	—	(169)	(169)
Other, including gains on calls and redemptions	—	—	60	60

Net realized investment gains	$815	$1,523	$(110)	$2,228

Year ended December 31, 2010
Proceeds from sales	$15,462	$14,695	$—	$30,157

Gross realized investment gains	$—	$2,650	$—	$2,650
Gross realized investment (losses)	—	—	—	—

Net realized investment gain	—	2,650	—	2,650
Impairments	—	(693)	—	(693)
Other, including gains on calls and redemptions	411	—	81	492

Net realized investment gains	$411	$1,957	$81	$2,449

Year ended December 31, 2009
Proceeds from sales	$—	$12,229	$—	$12,229

Gross realized investment gains	$—	$1,650	$—	$1,650
Gross realized investment (losses)	—	—	—	—

Net realized investment gain	—	1,650	—	1,650
Impairments	—	—	—	—
Other, including gains on calls and redemptions	—	—	383	383

Net realized investment gains	$—	$1,650	$383	$2,033

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Gross investment income:
Fixed maturity securities	$26,769	$26,571	$28,163
Short-term investments and cash and cash equivalents	590	819	711
Equity securities	181	71	477

Total gross investment income	27,540	27,461	29,351
Investment expenses	(1,200)	(1,219)	(1,337)

Net investment income	$26,340	$26,242	$28,014

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The following table summarizes, as of December 31, 2011, the gross unrealized losses on securities that were at a loss for either less than twelve months or twelve months or longer:

	As of December 31, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$23,063	$130	$—	$—	$23,063	$130
States and political subdivisions	2,291	3	5,718	357	8,009	360
U.S. agency-based mortgage-backed securities	—	—	1,012	44	1,012	44
Asset-backed securities	545	15	3,880	830	4,425	845

Total held-to-maturity securities	25,899	148	10,610	1,231	36,509	1,379

Available-for Sale
Fixed maturity securities:
Corporate bonds	$14,301	$233	$—	$—	$14,301	$233
States and political subdivisions	222	1	—	—	222	1
Equity Securities	2,789	197	—	—	2,789	197

Total available-for-sale securities	17,312	431	—	—	17,312	431

Total	$43,211	$579	$10,610	$1,231	$53,821	$1,810

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The following table summarizes, as of December 31, 2010, the gross unrealized losses on securities that were at a loss for either less than twelve months or twelve months or longer:

	As of December 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$65,976	$1,200	$4,135	$597	$70,111	$1,797
Corporate bonds	3,480	27	—	—	3,480	27
U.S. agency-based mortgage-backed securities	1,016	5	3,289	96	4,305	101
Asset-backed securities	715	43	4,761	834	5,476	877

Total held-to-maturity securities	71,187	1,275	12,185	1,527	83,372	2,802

Available-for Sale
Fixed maturity securities:
Corporate bonds	$13,446	$147	$—	$—	$13,446	$147
U.S Treasury securities and obligations of U.S. government agencies	2,010	95	—	—	2,010	95

Total available-for-sale securities	15,456	242	—	—	15,456	242

Total	$86,643	$1,517	$12,185	$1,527	$98,828	$3,044

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

In 2011, we recorded an impairment charge of $0.2 million related to one asset-backed security in our held-to-maturity investment portfolio. We impaired this security because, among other things, a loss of principal was anticipated based upon estimated future cash flows.

3.	Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for doubtful accounts. The components of premiums receivable are shown below:

	December 31,
	2011	2010
	(In thousands)
Premiums receivable	$126,796	$127,722
Allowance for doubtful accounts	(5,573)	(5,104)

Premiums receivable, net	$121,223	$122,618

The following summarizes the activity in the allowance for doubtful accounts:

	December 31,
	2011	2010	2009
	(In thousands)
Balance, beginning of year	$5,104	$4,917	$3,228
Provision for bad debts	1,209	915	2,996
Write-offs	(740)	(728)	(1,307)

Balance, end of year	$5,573	$5,104	$4,917

Included in premiums receivable at December 31, 2011, 2010 and 2009 is the Company’s estimate for EBUB premium of $2.1 million, $1.8 million and $4.2 million, respectively.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

4.	Deferred Policy Acquisition Costs

The Company incurs certain costs related to acquiring policies. These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2011	2010
	(In thousands)
Agents’ commissions	$11,745	$11,005
Premium taxes	3,569	2,954
Deferred underwriting expenses	3,442	3,441

Total deferred policy acquisition costs	$18,756	$17,400

The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance, beginning of year	$17,400	$18,128	$20,289
Policy acquisition costs deferred	40,802	32,442	34,967
Amortization expense during the year	(39,446)	(33,170)	(37,128)

Balance, end of year	$18,756	$17,400	$18,128

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2011	2010
	(In thousands)
Land and office building	$7,578	$7,471
Furniture and equipment	6,552	6,503
Software	8,720	7,968
Automobiles	81	81

	22,931	22,023
Accumulated depreciation	(15,303)	(14,476)

Property and equipment, net	$7,628	$7,547

The Company had no capital lease obligations at December 31, 2011. At December 31, 2010, furniture and equipment included property held under capital leases of $86,000 and software included property held under capital leases of $103,000. Accumulated depreciation at December 31, 2010 includes $136,000 that is related to these properties.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

6.	Reinsurance

The Company cedes certain premiums and losses to various reinsurers under quota share and excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2011, 2010 and 2009 was as follows:

	2011 Premiums		2010 Premiums		2009 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(In thousands)
Gross	$272,101	$264,896	$228,424	$239,430	$256,454	$271,054
Ceded	(13,881)	(13,881)	(20,549)	(20,549)	(20,158)	(20,158)

Net premiums	$258,220	$251,015	$207,875	$218,881	$236,296	$250,896

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2011	2010
	(In thousands)
Unpaid losses recoverable:
Case basis	$35,069	$38,075
Incurred but not reported	25,868	27,461
Paid losses recoverable	764	795
Experience-rated commissions recoverable	34,511	28,802

Total	$96,212	$95,133

Amounts recoverable from reinsurers consists of ceded case reserves, ceded incurred but not reported (“IBNR”) reserves, paid losses recoverable and experience-rated commissions recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2011, there were no paid losses recoverable past due. Experience-rated commissions recoverable represents earned commission from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers.

The Company received reinsurance recoveries of $2,861,000 in 2011, $3,667,000 in 2010 and $6,376,000 in 2009.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

At December 31, 2011, unsecured reinsurance recoverables from reinsurers that exceeded 1.5% of statutory surplus of the Company’s insurance subsidiary are shown below (in thousands). The A.M. Best Company rating for the reinsurer is shown parenthetically.

Hannover Reinsurance (Ireland) Limited (A)	$23,387
Aspen Insurance (Bermuda) Limited (A)	14,191
Odyssey America Reinsurance Corporation (A)	13,889
Minnesota Workers’ Compensation Reinsurance Association (NR)	7,830
Clearwater Insurance Company (B++)	6,433
St. Paul Fire & Marine Insurance Company (A+)	6,147
Finial Reinsurance Company (A-)	5,606
SCOR Reinsurance Company (A)	5,137
Other reinsurers	13,592

Total reinsurance recoverables	96,212
Letters of credit and funds held	(47,307)

Total unsecured reinsurance recoverables	$48,905

7.	Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$20,576	$22,587
Unearned premiums	10,446	9,873
Accrued expenses and other	3,555	3,730
Accrued policyholder dividends	698	742
Capital loss carryforward	568	1,297
Impaired securities	94	145
Accrued insurance-related assessments	3,472	355

Total deferred tax assets	39,409	38,729
Less valuation allowance	—	(1,406)

Net deferred income tax assets	39,409	37,323
Deferred income tax liabilities:
Deferred policy acquisition costs	(7,667)	(7,178)
Deferred charges	(852)	(789)
Unrealized gain on securities available-for-sale	(1,192)	(124)
Property and equipment and other	(52)	(90)
Salvage and subrogation	(360)	(305)

Total deferred income tax liabilities	(10,123)	(8,486)

Net deferred income taxes	$29,286	$28,837

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$4,529	$11,617	$10,226
State	172	254	468

	4,701	11,871	10,694
Deferred:
Federal	(1,555)	(2,123)	5,842

Total	$3,146	$9,748	$16,536

In 2011 and 2010, the Company recorded a reduction of $1.4 million and $0.2 million, respectively, in the valuation allowance of $3.0 million established in 2008 for unrealized losses resulting from other-than-temporary impairments.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Income tax computed at federal statutory tax rate	$9,545	$15,524	$22,434
Tax-exempt interest, net	(5,105)	(5,133)	(5,503)
State income tax	172	254	468
Dividends received deduction	(29)	(6)	(83)
Valuation allowance	(1,442)	(869)	(701)
Other	5	(22)	(79)

	$3,146	$9,748	$16,536

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2011 and 2010.

Tax years 2008 through 2011 are subject to examination by the federal and state taxing authorities. The Company is currently undergoing an examination by the Internal Revenue Service for tax year 2009.

8.	Line of Credit

In October 2007, the Company entered into an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank, NA. The agreement expired in October of 2010. The Company renewed this agreement in the fourth quarter 2010 for an additional three years to mature in December of 2013. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR. The Company pays a fee of 3/8% (three eighths of one percent ) on the unused portion of the loan in arrears quarterly for a fee of $75,000 annually, assuming the line of credit is not used during the calendar year. The line of credit is unsecured. No borrowings or letters of credit were outstanding under the line of credit arrangement at December 31, 2011 or 2010.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

9.	Subordinated Debt Securities

On December 16, 2003, the Company entered into a trust preferred securities transaction pursuant to which it issued $10,310,000 aggregate principal amount of subordinated debt securities due in 2034. To effect the transaction, the Company formed a Delaware statutory trust, Amerisafe Capital Trust I (“ACT I”). ACT I issued $10,000,000 of preferred securities to investors and $310,000 of common securities to the Company. ACT I used the proceeds from these issuances to purchase the subordinated debt securities. In July 2011, the Company redeemed all $10,310,000 of subordinated debt securities from ACT I and the trust was canceled. The Company paid interest on its ACT I subordinated debt securities quarterly at a rate equal to LIBOR plus 4.10% per annum (4.4% at December 31, 2010). ACT I paid interest on its preferred securities at the same rate. Payments of principal, interest and premium, if any, on the ACT I preferred securities were guaranteed by the Company.

On April 29, 2004, the Company entered into a second trust preferred securities transaction pursuant to which it issued $25,780,000 aggregate principal amount of subordinated debt securities due in 2034. To effect the transaction, the Company formed a Delaware statutory trust, Amerisafe Capital Trust II (“ACT II”). ACT II issued $25,000,000 of preferred securities to investors and $780,000 of common securities to the Company. ACT II used the proceeds from these issuances to purchase the subordinated debt securities. The Company pays interest on its ACT II subordinated debt securities quarterly at a rate equal to LIBOR plus 3.80% per annum (4.3% at December 31, 2011). ACT II pays interest on its preferred securities at the same rate. The Company subordinated debt securities and ACT II preferred securities are currently repayable at the option of the Company. Payments of principal, interest and premium, if any, on the ACT II preferred securities are guaranteed by the Company.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

10.	Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Reserves for loss and loss adjustment expenses (“LAE”)	$532,204	$534,655	$531,293
Less amounts recoverable from reinsurers on unpaid loss and LAE	65,536	60,435	56,596

Reserves for loss and LAE, net of related amounts recoverable from reinsurers, at beginning of year	466,668	474,220	474,697
Add:
Provision for loss and LAE for claims occurring in the current year, net of reinsurance	196,269	179,022	185,201
Change in estimated loss and LAE for claims occurring in prior years, net of reinsurance	(6,563)	(21,634)	(21,885)

Incurred losses during the current year, net of reinsurance	189,706	157,388	163,316
Less loss and LAE payments for claims, net of reinsurance, occurring during:
Current year	53,213	47,385	42,174
Prior years	125,884	117,555	121,619

	179,097	164,940	163,793

Reserves for loss and LAE, net of related amounts recoverable from reinsurers, at end of year	477,277	466,668	474,220
Add amounts recoverable from reinsurers on unpaid loss and LAE	60,937	65,536	60,435

Reserves for loss and LAE	$538,214	$532,204	$534,655

The foregoing reconciliation reflects favorable development of the net reserves at December 31, 2011, 2010, and 2009. The favorable development reduced loss and loss adjustment expense incurred by $6.6 million, $21.6 million and $21.9 million in 2011, 2010 and 2009, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.

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

December 31, 2011

11.	Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholder’s capital and surplus at December 31, 2011, 2010 and 2009 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2011, were as follows (in thousands):

	2011	2010	2009
	(unaudited)
Capital and surplus	$314,397	$320,388	$323,477
Net income	26,969	30,484	55,159
Realized investment gains (losses)	2,121	3,040	2,008

Property and casualty insurance companies are subject to certain risk-based capital (“RBC”) requirements specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2011, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirement.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the lesser of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Louisiana Commissioner of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. AIIC paid $32.0 million in dividends to the Company in 2011, $32.3 million in 2010 and $10.0 million in 2009. Based upon the above described calculation, AIIC could pay to the Company dividends of up to $21.4 million after March of 2012 without seeking regulatory approval.

12.	Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. At December 31, 2011, there were 19,408,512 shares of common stock issued and 18,150,262 shares outstanding.

Preferred Stock

Shareholders approved an amended Certificate of Formation for the Company on June 15, 2010 under which the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 2011, there were no shares of preferred stock outstanding.

Amendment to Certificate of Formation

On June 15, 2010, our shareholders approved an amendment to our Certificate of Formation. Among other things, the amendment eliminated the following classes of capital stock:

(a) Non-voting common stock (5,000,000 shares authorized),

(b) Series A preferred stock (1,500,000 shares authorized of which 862,924 shares were canceled and not eligible for reissue),

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(c) Series B preferred stock (1,500,000 shares authorized),

(d) Convertible preferred stock (300,000 shares designated Series C and 200,000 shares designated as Series D),

(e) Series E preferred stock (500,000 shares authorized of which 317,744 shares were canceled and not eligible for reissue),

(f) Junior preferred stock (10,000,000 shares authorized).

No shares of these classes of capital stock were outstanding at December 31, 2011 or 2010. No shares of these classes of capital stock were issued in the three year period ended December 31, 2011. Effective December 31, 2009, all outstanding shares of Series C preferred stock and Series D preferred stock were redeemed and canceled.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

At December 31, 2011, 256,009 shares of common stock were available for future awards under the 2005 Incentive Plan.

No options were granted under the 2005 Incentive Plan in 2011 or 2010. The assumptions used in the Black-Scholes-Merton pricing model for options granted under the 2005 Incentive Plan in 2009 were as follows:

2009
Expected Volatility	35.5% – 35.6%
Weighted-Average Risk-Free Interest Rate	3.5% – 4.5%
Weighted-Average Expected Life	6.5 years
Expected Dividend Yield	0.0%

The following table summarizes information about the stock options outstanding under the 2005 Incentive Plan at December 31, 2009, 2010 and 2011:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2009	1,419,055	9.82	8.2
Granted	94,000	17.42	—
Exercised	(32,800)	9.00	—
Canceled, forfeited, or expired	(11,400)	—	—

Outstanding at December 31, 2009	1,468,855	10.34	7.4

Exercisable at December 31, 2009	974,255	9.39	7.0

Outstanding at January 1, 2010	1,468,855	10.34	7.4
Granted	—	—	—
Exercised	(153,157)	9.50	—
Canceled, forfeited, or expired	(45,000)	—	—

Outstanding at December 31, 2010	1,270,698	10.28	6.4

Exercisable at December 31, 2010	1,118,498	9.49	6.1

Outstanding at January 1, 2011	1,270,698	10.28	6.4
Granted	—	—	—
Exercised	(338,350)	9.87	—
Canceled, forfeited, or expired	(13,000)	—	—

Outstanding at December 31, 2011	919,348	10.37	5.5

Exercisable at December 31, 2011	832,948	9.70	5.2

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The weighted-average grant date fair values of options granted during 2009 were $7.47. No options were granted in 2010 or 2011.

	2011	2010	2009
Cash received from option exercises	$3,339,000	$1,455,000	$295,000
Total tax benefits realized for tax deductions from options exercised	1,025,000	233,000	47,000
Total intrinsic value of options exercised	4,240,000	1,238,000	252,000
Fair value of shares vested	315,000	1,245,000	1,160,000
Aggregate intrinsic value of vested shares outstanding	11,288,000	8,961,000	8,360,000

The following table summarizes information about the restricted stock outstanding under the 2005 Incentive Plan at December 31, 2011:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2009	9,198	13.15
Granted	—
Vested	(9,198)	13.15
Forfeited	—

Nonvested balance at December 31, 2009	—

Granted	—
Vested	—
Forfeited	—

Nonvested balance at December 31, 2010	—

Granted	—
Vested	—
Forfeited	—

Nonvested balance at December 31, 2011	—

The Company recognized compensation expense of $261,000, $2,162,000 and $1,233,000 in 2011, 2010 and 2009, respectively, related to awards made under the 2005 Incentive Plan.

2010 Restricted Stock Plan

In 2010, the Company’s shareholders approved an amendment to the AMERISAFE 2005 Non-Employee Director Restricted Stock Plan (the “2010 Restricted Stock Plan”). The Plan is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the 2010 Restricted Stock Plan is 100,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2011, there were 78,657 shares of common stock available for future awards under the 2010 Restricted Stock Plan.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Under the 2010 Restricted Stock Plan, each non-employee director is automatically granted a restricted stock award for a number of shares equal to $30,000 divided by the closing price of the Company’s common stock on the date of the annual meeting of shareholders at which the non-employee director is elected or is continuing as a member of the Board. Each restricted stock award vests on the date of the next annual meeting of shareholders following the date of grant, subject to the continued service of the non-employee director.

As of December 31, 2011, there were 9,513 shares of restricted stock outstanding under the 2010 Restricted Stock Plan, all of which will vest on the date of the annual meeting of shareholders in 2012.

The following table summarizes information about the restricted stock outstanding under the 2010 Restricted Stock Plan at December 31, 2011:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2009	6,468	16.22
Granted	5,844	15.39
Vested	(6,468)	16.22
Forfeited	—	—

Nonvested balance at December 31, 2009	5,844	15.39

Granted	12,246	17.76
Vested	(6,260)	15.56
Forfeited	—	—

Nonvested balance at December 31, 2010	11,830	17.75

Granted	9,513	22.06
Vested	(11,830)	17.75
Forfeited	—	—

Nonvested balance at December 31, 2011	9,513	22.06

The Company recognized compensation expense of $210,000 in 2011, $163,000 in 2010 and $131,000 in 2009 related to the 2010 Restricted Stock Plan. In 2011, total tax benefits realized for tax deductions from vesting of restricted stock was $18,000. In 2010, total tax benefits realized for tax deductions from vesting of restricted stock was $5,000. In 2009, total tax expense of $2,000 was for tax from vesting of restricted stock.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The calculation of basic and diluted EPS for the years ended December 31, 2011, 2010 and 2009 are presented below.

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Basic EPS:
Net income	$24,125	$34,606	$47,563
Redemption Premium	—	—	(875)

Income available to common shareholders	$24,125	$34,606	$46,688

Amount allocable to common shareholders	100.0%	100.0%	94.1%
Income allocable to common shareholders	$24,125	$34,606	$43,933

Weighted-average common shares outstanding	18,250	18,637	18,860

Basic earnings per share	$1.32	$1.86	$2.33

Diluted EPS:
Income allocable to common shareholders	$24,125	$34,606	$43,933

Weighted average common shares outstanding	18,250	18,637	18,860
Diluted effect:
Stock options	440	449	396
Restricted stock	11	9	12

Weighted average diluted shares outstanding	18,701	19,095	19,268

Diluted earnings per share	$1.29	$1.81	$2.28

The table below sets forth the calculation of the percentage of net income allocable to common shareholders, or the “portion allocable to common shareholders.” Under the two-class method, unvested stock options, and out-of-money vested stock options are not considered to be participating securities.

	Years Ended
	2011	2010	2009
Numerator:
Basic weighted average common shares	18,250,173	18,637,167	18,860,197
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	450,809	458,153	408,098

Weighted average participating common shares	18,700,982	19,095,320	19,268,295

Denominator:
Weighted average participating common shares	18,700,982	19,095,320	19,268,295
Add: Other classes of securities, including contingently issuable common shares and convertible preferred shares:
Weighted average common shares issuable upon conversion of Series C preferred shares	—	—	242,287
Weighted average common shares issuable upon conversion of Series D preferred shares	—	—	969,154

Weighted average participating shares	18,700,982	19,095,320	20,479,736

Portion allocable to common shareholders	100.0%	100.0%	94.1%

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

15.	Other Comprehensive Income

	Pre-Tax Amount	Tax Expense	Net-of-Tax Amount
	(In thousands)
December 31, 2011
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$3,127	$1,094	$2,033
Change in unrealized losses on fixed maturity securities with OTTI	(21)	(7)	(14)
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(159)	(56)	(103)
Less reclassification adjustment for gains realized in net income	107	37	70
Change in deferred tax valuation allowance	—	36	(36)

Net unrealized gain	3,054	1,104	1,950

Other comprehensive income	$3,054	$1,104	$1,950

December 31, 2010
Unrealized gain on securities:
Unrealized loss on available-for-sale securities	$(632)	$(221)	$(411)
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(405)	(141)	(264)
Less reclassification adjustment for losses realized in net income	(1,651)	(578)	(1,073)
Change in deferred tax valuation allowance	—	715	(715)

Net unrealized loss	(2,688)	(225)	(2,463)

Other comprehensive income	$(2,688)	$(225)	$(2,463)

December 31, 2009
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$2,497	$874	$1,623
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(983)	(344)	(639)
Less reclassification adjustment for gains realized in net income	226	79	147
Change in deferred tax valuation allowance	—	(752)	752

Net unrealized gain	1,740	(143)	1,883

Other comprehensive income	$1,740	$(143)	$1,883

16.	Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches up to 2% of employee compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Company contributions to this plan were $316,000 in 2011, $307,000 in 2010 and $313,000 in 2009.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes (in thousands) the fair value of the annuities at December 31, 2011, that the Company has purchased to satisfy its obligations. The A.M. Best Company rating is shown parenthetically.

Life Insurance Company	Statement Value of Annuities Exceeding 1% of Statutory Surplus
American General Life Insurance (A)	$20,172
Pacific Life and Annuity Company (A+)	13,940
New York Life Insurance Company (A++)	11,909
Metropolitan Life Insurance Company (A+)	9,486
Aviva Life Insurance Company (A)	7,252
John Hancock Life Insurance Company USA (A+)	7,030
Genworth Life Insurance Company (A)	5,358
Liberty Life Assurance Company of Boston (A)	4,794
Other	12,948

$92,889

Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best Company rating of “A” (Excellent) or better.

The Company leases equipment and office space under noncancelable operating leases. At December 31, 2011, future minimum lease payments are as follows (in thousands):

2012	$194
2013	100
2014	36
2015	4

$334

Rental expense was $293,000 in 2011, $475,000 in 2010 and $856,000 in 2009.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

18.	Concentration of Operations

The Company derives its revenues primarily from its operations in the workers’ compensation insurance line of business. Total net premiums earned for the different lines of business are shown below:

	2011		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Workers’ compensation	$249,966	99.6%	$217,810	99.5%	$249,758	99.5%
General liability	1,049	0.4%	1,071	0.5%	1,138	0.5%

Total net premiums earned	$251,015	100.0%	$218,881	100.0%	$250,896	100.0%

Net premiums earned during 2011, 2010 and 2009 for the top ten states in 2011 and all others are shown below:

	2011		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Louisiana	$28,157	11.2%	$23,406	10.7%	$25,559	10.2%
Georgia	21,496	8.6	19,308	8.8	23,358	9.3
Pennsylvania	19,265	7.7	16,784	7.7	14,731	5.9
North Carolina	17,071	6.8	17,038	7.8	19,842	7.9
Oklahoma	16,037	6.4	14,544	6.6	18,872	7.5
Virginia	15,660	6.2	13,680	6.3	14,702	5.9
Illinois	14,673	5.8	14,294	6.5	17,220	6.9
Texas	11,073	4.4	8,858	4.0	11,104	4.4
Kansas	9,486	3.8	7,126	3.3	8,096	3.2
Minnesota	9,388	3.7	7,887	3.6	9,005	3.6
All others	88,709	35.4	75,956	34.7	88,407	35.2

Total net premiums earned	$251,015	100.0%	$218,881	100.0%	$250,896	100.0%

19.	Fair Values of Financial Instruments

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Subordinated Debt Securities—The carrying value of the Company’s subordinated debt securities approximates the estimated fair value of the obligations as the interest rates on these securities are comparable to rates that the Company believes it presently would incur on comparable borrowings.

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Fixed maturity securities—held to maturity	$646,048	$685,242	$663,345	$683,463
Fixed maturity securities—available for sale	100,742	100,742	21,649	21,649
Equity securities	12,240	12,240	1,773	1,773
Cash and cash equivalents	45,536	45,536	60,966	60,966
Short-term investments	46,944	46,944	78,770	78,770
Liabilities:
Subordinated debt securities:
ACT I	—	—	10,310	10,310
ACT II	25,780	25,780	25,780	25,780

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

December 31, 2011

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 are as follows:

	December 31, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity
Domestic common stock	$11,460	$—	$—	$11,460
Securities available for sale—fixed maturity
States and political subdivisions	—	57,761	—	57,761
Corporate bonds	—	42,981	—	42,981

Total available for sale—fixed maturity	$—	$100,742	$—	$100,742

Total available for sale	$11,460	$100,742	$—	$112,202

	December 31, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity
Domestic common stock	$683	$—	$—	$683
Securities available for sale—fixed maturity
U.S. Treasury securities and obligations of U.S. Government agencies	5,840	—	—	5,840
Corporate bonds	8,601	7,208	—	15,809

Total available for sale—fixed maturity	$14,441	$7,208	$—	$21,649

Total available for sale	$15,124	$7,208	$—	$22,332

In addition, the Company held common securities in unconsolidated variable interest entities of $780,000 at December 31, 2011 and $1,090,000 at December 31, 2010, which are carried at cost.

At December 31, 2011, the Company held one security measured at fair value on a nonrecurring basis due to a recognized impairment of $169,000. The security is valued using Level 2 inputs and had a value of $563,621 at December 31, 2011.

20.	Subsequent Events

On March 1, 2012, the Company’s Board of Directors authorized the redemption of $12,890,000 of the $25,780,000 aggregate principal amount of subordinated debt securities. The redemption is expected to occur in the second quarter of 2012.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

21.	Quarterly Financial Data (Unaudited)

The following table represents unaudited quarterly financial data for the years ended December 31, 2011 and 2010. Financial data for the three months ended September 30, 2011 and for the three months ended December 31, 2010 have been adjusted to correct the accounting of our estimate of liability for state guaranty fund assessments. See Note 1.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2011
Premiums earned	$60,089	$60,261	$64,454	$66,211
Net investment income	6,546	6,597	6,495	6,702
Net realized gains on investments	103	145	512	1,468
Total revenues	66,959	67,051	71,743	74,910
Income before income taxes	7,486	4,793	5,498	9,494
Net income	6,627	4,569	4,871	8,058
Earnings per share:
Basic	0.36	0.25	0.27	0.45
Diluted	0.35	0.24	0.26	0.44
Comprehensive income	6,535	5,360	6,149	8,031

2010
Premiums earned	$55,058	$52,982	$54,412	$56,429
Net investment income	6,540	6,675	6,569	6,458
Net realized gains on investments	2,552	293	(561)	165
Total revenues	64,382	60,095	60,538	63,141
Income before income taxes	13,619	13,442	4,869	12,424
Net income	11,277	10,424	4,358	8,547
Earnings per share:
Basic	0.60	0.56	0.24	0.46
Diluted	0.58	0.54	0.23	0.45
Comprehensive income	8,934	10,170	4,637	8,402

Previously reported amounts for the three months ended September 30, 2011 for income before income taxes, net income, basic earnings per share, diluted earnings per share and comprehensive income were $8,300, $6,692, $0.37, $0.36 and $7,970, respectively. Adjustment amounts for income before income taxes, net income, basic earnings per share, diluted earnings per share and comprehensive income were decreases of $2,802, $1,821, $0.10, $0.10 and $1,821, respectively.

Previously reported amounts for the three months ended December 31, 2010 for income before income taxes, net income, basic earnings per share, diluted earnings per share and comprehensive income were $10,497, $7,294, $0.40, $0.39 and $7,149, respectively. Adjustment amounts for income before income taxes, net income, basic earnings per share, diluted earnings per share and comprehensive income were increases of $1,927, $1,253, $0.06, $0.06 and $1,253, respectively.

Schedule II. Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands)
Assets
Investments:
Short-term investments	$25,564	$12,246
Fixed-maturity securities—held to maturity, at amortized cost	701	—
Fixed-maturity securities—available-for-sale, at fair value	2,933	—
Equity securities—available-for-sale, at fair value	780	1,773
Investment in subsidiaries	323,142	331,811

Total investments	353,120	345,830
Cash and cash equivalents	14,887	19,830
Deferred income taxes	1,458	1,622
Notes receivable from subsidiaries	5,501	—
Property and equipment, net	2,018	1,894
Other assets	860	642

	$377,844	$369,818

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Accounts payable and other liabilities	$596	$607
Note payable to subsidiaries	—	2,042
Payable for securities purchased	616	887
Subordinated debt securities	25,780	36,090

Total liabilities	26,992	39,626
Shareholders’ equity (net of Treasury stock of $22,370 and $12,102 at December 31, 2011 and December 31, 2010, respectively)	350,852	330,192

	$377,844	$369,818

Schedule II. Condensed Financial Information of Registrant—(Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues
Net investment income	$478	$(211)	$553
Fee and other income	9,710	7,258	7,071

Total revenues	10,188	7,047	7,624

Expenses
Other operating costs	4,827	6,956	6,646
Interest expense	1,311	1,548	1,810

Total expenses	6,138	8,504	8,456

Income (loss) before income taxes and equity in earnings of subsidiaries	4,050	(1,457)	(832)
Income tax expense (benefit)	1,213	(307)	(289)

Gain (loss) before equity in earnings of subsidiaries	2,837	(1,150)	(543)
Equity in net income of subsidiaries	21,288	35,756	48,106

Net income	$24,125	$34,606	$47,563

Schedule II. Condensed Financial Information of Registrant—(Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating activities
Net cash (used in) provided by operating activities	$(3,646)	$5,338	$577

Investing activities
Purchases of investments	(57,148)	(12,491)	(10,253)
Proceeds from sales of investments	40,990	1,090	10,253
Purchases of property and equipment	(943)	(486)	(805)
Dividends from subsidiary	32,000	32,300	10,000

Net cash provided by investing activities	14,899	20,413	9,195

Financing activities
Proceeds from stock option exercise	3,339	1,455	295
Tax benefit from share-based payments	1,043	238	45
Redemption of preferred stock	—	—	(25,875)
Redemption of Subordinated Debt Security	(10,310)	—	—
Purchase of treasury stock	(10,268)	(12,102)	—

Net cash used in financing activities	(16,196)	(10,409)	(25,535)

Change in cash and cash equivalents	(4,943)	15,342	(15,763)
Cash and cash equivalents at beginning of year	19,830	4,488	20,251

Cash and cash equivalents at end of year	$14,887	$19,830	$4,488

Schedule VI. Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Cost	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Earned Premium	Net Investment Income	Loss and LAE Related to Current Period	Loss and LAE Related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
	(In thousands)
2011	$18,756	$538,214	$118,699	$251,015	$26,340	$196,269	$(6,563)	$(39,446)	$179,097	$258,220
2010	17,400	532,204	111,494	218,881	26,242	179,022	(21,634)	(33,170)	164,940	207,875
2009	18,128	534,655	122,500	250,896	28,014	185,201	(21,885)	(37,128)	163,793	236,296

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that internal control over financial reporting was effective as of December 31, 2011.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors

AMERISAFE, Inc. and Subsidiaries

We have audited AMERISAFE, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMERISAFE, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on AMERISAFE, Inc. and Subsidiaries internal control over financial reporting based on our audit.

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

In our opinion, AMERISAFE, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of AMERISAFE, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 9, 2012

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers and key employees is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2012 Annual Meeting of Shareholders. We plan to file such Proxy Statement within 120 days after December 31, 2011, the end of our fiscal year.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2012 Annual Meeting of Shareholders.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2012 Annual Meeting of Shareholders.

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

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees, and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2012 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

Exhibits:
3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.1*	Employment Agreement, dated March 1, 2008 by and between the Company and C. Allen Bradley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed March 6, 2008).

10.2*	Employment Agreement, dated March 1, 2008 by and between the Company and Geoffrey R. Banta (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.3*	Employment Agreement, dated March 1, 2008 by and between the Company and Craig P. Leach (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.4*	Employment Agreement, dated November 1, 2008 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2008)

10.5*	Employment Agreement, dated June 23, 2009 by and between the Company and Brendan Gau (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2009)

10.6*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.7*	Form of Incentive Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.8*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

Exhibits:
10.9*	AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Definitive Form 14A filed April 26, 2010)

10.10*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.11*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.12*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.13*	AMERISAFE, Inc. Management Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 29, 2008).

10.14	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.15	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.16	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.17	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland), Limited (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.18	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2009 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.19	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2010 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.20	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.21	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.22	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2012 issued to the Company by the reinsurers named therein

10.23	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2012, issued to the Company by the reinsurers named therein

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

Exhibits:
31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2012.

AMERISAFE, INC.

By:	/s/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2012.

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

G. Janelle Frost, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 9th day of March 2012, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ G. JANELLE FROST
G. Janelle Frost, Attorney-in-Fact

EXHIBIT INDEX

Exhibits:
3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.1*	Employment Agreement, dated March 1, 2008 by and between the Company and C. Allen Bradley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed March 6, 2008).

10.2*	Employment Agreement, dated March 1, 2008 by and between the Company and Geoffrey R. Banta (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.3*	Employment Agreement, dated March 1, 2008 by and between the Company and Craig P. Leach (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 6, 2008)

10.4*	Employment Agreement, dated November 1, 2008 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2008)

10.5*	Employment Agreement, dated June 23, 2009 by and between the Company and Brendan Gau (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2009)

10.6*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.7*	Form of Incentive Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.8*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.9*	AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Definitive Form 14A filed April 26, 2010)

10.10*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.11*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.12*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

10.13*	AMERISAFE, Inc. Management Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 29, 2008).

10.14	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

1

Exhibits:
10.15	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.16	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.17	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland), Limited (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.18	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2009 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.19	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2010 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.20	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.21	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.22	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2012 issued to the Company by the reinsurers named therein

10.23	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2012, issued to the Company by the reinsurers named therein

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement

2