Form 10-Q
period 2012-03-31
AMERISAFE INC
filed 2012-05-10
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of May 1, 2012, there were 18,150,262 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including under Item 1A, “Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended December 31, 2011. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)	(As Adjusted)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $688,433 and $685,242 in 2012 and 2011, respectively)	$649,042	$646,048
Fixed maturity securities—available-for-sale, at fair value (cost $98,830 and $98,077 in 2012 and 2011, respectively)	102,022	100,742
Equity securities—available-for-sale, at fair value (cost $4,492 and $11,776 in 2012 and 2011, respectively)	4,365	12,240
Short-term investments	49,488	46,944

Total investments	804,917	805,974
Cash and cash equivalents	63,775	45,536
Amounts recoverable from reinsurers	99,945	96,212
Premiums receivable, net	138,366	121,223
Deferred income taxes	29,888	30,048
Accrued interest receivable	10,340	9,520
Property and equipment, net	7,456	7,628
Deferred policy acquisition costs	17,675	16,578
Deferred charges	3,388	3,120
Federal income tax recoverable	659	—
Other assets	9,351	11,254

	$1,185,760	$1,147,093

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$548,959	$538,214
Unearned premiums	129,929	118,699
Reinsurance premiums payable	457	1,226
Amounts held for others	32,897	29,981
Policyholder deposits	36,972	37,228
Insurance-related assessments	22,788	21,506
Payable for investments purchased	4,704	616
Accounts payable and other liabilities	24,221	24,406
Subordinated debt securities	25,780	25,780

	826,707	797,656

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2012 and 2011; 19,408,512 shares issued and 18,150,262 shares outstanding in 2012 and 2011	194	194
Additional paid-in capital	185,842	185,734
Treasury stock at cost (1,258,250 shares in 2012 and 2011)	(22,370)	(22,370)
Accumulated earnings	193,225	183,664
Accumulated other comprehensive income, net	2,162	2,215

	359,053	349,437

	$1,185,760	$1,147,093

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
		(As Adjusted)
Revenues
Gross premiums written	$84,924	$71,359
Ceded premiums written	(3,904)	(3,582)

Net premiums written	$81,020	$67,777

Net premiums earned	$69,790	$60,089
Net investment income	6,914	6,546
Net realized gains on investments	1,791	103
Fee and other income	159	221

Total revenues	78,654	66,959

Expenses
Loss and loss adjustment expenses incurred	51,843	44,176
Underwriting and certain other operating costs	4,287	5,167
Commissions	5,295	4,286
Salaries and benefits	5,133	5,106
Interest expense	279	379
Policyholder dividends	384	355

Total expenses	67,221	59,469

Income before income taxes	11,433	7,490
Income tax expense	1,872	860

Net income	9,561	6,630

Net income available to common shareholders	$9,561	$6,630

Earnings per share
Basic	$0.53	$0.36

Diluted	$0.52	$0.35

Shares used in computing earnings per share
Basic	18,140,749	18,232,600

Diluted	18,542,330	18,709,166

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
		(As Adjusted)
Net income	$9,561	$6,630

Other comprehensive income:
Unrealized loss on securities, net of tax	(53)	(63)
Change in deferred tax valuation allowance	—	(30)

Comprehensive income	$9,508	$6,537

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amounts
Balance at December 31, 2011, as previously reported	19,408,512	$194	(1,258,250)	$(22,370)	$185,734	$185,079	$2,215	$350,852
Cumulative effect of accounting change – deferred policy acquisition costs	—	—	—	—	—	(1,415)	—	(1,415)
Balance at December 31, 2011, as adjusted	19,408,512	$194	(1,258,250)	$(22,370)	$185,734	$183,664	$2,215	$349,437
Comprehensive income	—	—	—	—	—	9,561	(53)	9,508
Restricted common stock issued	—	—	—	—	52	—	—	52
Share-based compensation	—	—	—	—	56	—	—	56

Balance at March 31, 2012	19,408,512	$194	(1,258,250)	$(22,370)	$185,842	$193,225	$2,162	$359,053

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
		(As Adjusted)
Operating Activities
Net income	$9,561	$6,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	262	266
Net amortization of investments	2,517	1,332
Deferred income taxes	189	(1,273)
Net realized gains on investments	(1,791)	(103)
Share-based compensation	108	131
Changes in operating assets and liabilities:
Premiums receivable, net	(17,143)	(10,682)
Accrued interest receivable	(820)	(1,084)
Deferred policy acquisition costs and deferred charges	(1,365)	(1,016)
Other assets and federal income tax recoverable	1,244	892
Reserves for loss and loss adjustment expenses	10,745	(62)
Unearned premiums	11,230	7,688
Reinsurance balances	(4,502)	306
Amounts held for others and policyholder deposits	2,660	(150)
Accounts payable and other liabilities	5,184	(2,421)

Net cash provided by operating activities	18,079	454

Investing Activities
Purchases of investments held-to-maturity	(42,941)	(25,660)
Purchases of investments available-for-sale	(15,212)	(21,390)
Purchases of short-term investments	(15,215)	(24,500)
Proceeds from maturities of investments held-to-maturity	38,138	29,588
Proceeds from sales and maturities of investments available-for-sale	23,233	1,023
Proceeds from sales and maturities of short-term investments	12,247	33,091
Purchases of property and equipment	(90)	(48)

Net cash provided by/(used in) investing activities	160	(7,896)

Financing Activities
Proceeds from stock option exercises	—	1,156
Tax benefit from share-based payments	—	381
Treasury shares purchased	—	(2,859)

Net cash used in financing activities	—	(1,322)

Change in cash and cash equivalents	18,239	(8,764)
Cash and cash equivalents at beginning of period	45,536	60,966

Cash and cash equivalents at end of period	$63,775	$52,202

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

The Company provides workers’ compensation and general liability insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking and agriculture. Assets and revenues of AIIC represent more than 99% of comparable consolidated amounts of the Company for each of 2012 and 2011.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 2. Stock Options and Restricted Stock

The Company has two equity incentive plans: the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”) and the AMERISAFE 2010 Non-Employee Director Restricted Stock Plan (the “2010 Restricted Stock Plan”). See Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding the Company’s incentive plans.

During the three months ended March 31, 2012, there were no stock options exercised. During the three months ended March 31, 2011, there were 124,800 stock options exercised. Related to these exercises, the Company received $1.2 million of stock option proceeds.

The Company recognized share-based compensation expense of $0.1 million in the quarters ended March 31, 2012 and 2011.

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

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share amounts)
Basic EPS:
Net income	$9,561	$6,630

Basic weighted average common shares	18,140,749	18,232,600
Basic earnings per common share	$0.53	$0.36

Diluted EPS:
Net income	$9,561	$6,630

Diluted weighted average common shares:
Weighted average common shares	18,140,749	18,232,600
Stock options	395,239	468,679
Restricted stock	6,342	7,887

Diluted weighted average common shares	18,542,330	18,709,166

Diluted earnings per common share	$0.52	$0.35

Note 4. Investments

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at March 31, 2012 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$437,279	$27,932	$(488)	$464,723
Corporate bonds	101,420	1,799	(29)	103,190
Commercial mortgage-backed securities	51,545	5,504	—	57,049
U.S. agency-based mortgage-backed securities	42,801	3,947	(29)	46,719
U.S. Treasury securities and obligations of U.S. Government agencies	10,962	1,517	(4)	12,475
Asset-backed securities	5,035	16	(774)	4,277

Totals	$649,042	$40,715	$(1,324)	$688,433

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at March 31, 2012 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed Maturity:
States and political subdivision	$56,708	$2,566	$(126)	$59,148
Corporate bonds	42,122	769	(17)	42,874

Total Fixed Maturity	98,830	3,335	(143)	102,022
Equity securities	4,492	131	(258)	4,365

Totals	$103,322	$3,466	$(401)	$106,387

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

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at December 31, 2011 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed Maturity:
States and political subdivision	$55,275	$2,488	$(1)	$57,762
Corporate bonds	42,802	411	(233)	42,980

Total Fixed Maturity	98,077	2,899	(234)	100,742
Equity securities	11,776	661	(197)	12,240

Totals	$109,853	$3,560	$(431)	$112,982

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at March 31, 2012, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
	(In thousands)
Less than one year	$104,289	$104,905
One to five years	166,204	174,286
Five to ten years	135,135	148,120
More than ten years	144,033	153,077
U.S. agency-based mortgage-backed securities	42,801	46,719
Commercial mortgage-backed securities	51,545	57,049
Asset-backed securities	5,035	4,277

Total	$649,042	$688,433

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at March 31, 2012, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
	(In thousands)
Less than one year	$9,785	$9,801
One to five years	24,090	24,356
Five to ten years	12,283	12,740
More than ten years	52,672	55,125

Total	$98,830	$102,022

The following table summarizes, as of March 31, 2012, gross unrealized losses on securities that were at a loss for either less than twelve months or twelve months or longer:

	As of March 31, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$9,705	$29	$205	$—	$9,910	$29
States and political subdivisions	22,942	259	5,840	229	28,782	488
U.S. Treasury securities and obligations of U.S. Government agencies	2,595	4	—	—	2,595	4
U.S. agency-based mortgage-backed securities	—	—	530	28	530	28
Asset-backed securities	545	3	3,679	772	4,224	775

Total held-to-maturity securities	35,787	295	10,254	1,029	46,041	1,324

Available-for Sale
Fixed maturity securities:
Corporate bonds	$3,717	$17	$—	$—	$3,717	$17
States and political subdivisions	7,997	126	—	—	7,997	126
Equity Securities	1,973	258	—	—	1,973	258

Total available-for-sale securities	13,687	401	—	—	13,687	401

Total	$49,474	$696	$10,254	$1,029	$59,728	$1,725

The following table summarizes, as of December 31, 2011, gross unrealized losses on securities that were at a loss for either less than twelve months or twelve months or longer:

	As of December 31, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$23,063	$130	$—	$—	$23,063	$130
State and political subdivisions	2,291	3	5,718	357	8,009	360
U.S. agency-based mortgage-backed securities	—	—	1,012	44	1,012	44
Asset-backed securities	545	15	3,880	830	4,425	845

Total held-to-maturity securities	25,899	148	10,610	1,231	36,509	1,379

Available-for Sale
Fixed maturity securities:
Corporate bonds	$14,301	$233	$—	$—	$14,301	$233
States and political subdivisions	222	1	—	—	222	1
Equity Securities	2,789	197	—	—	2,789	197

Total available-for-sale securities	17,312	431	—	—	17,312	431

Total	$43,211	$579	$10,610	$1,231	$53,821	$1,810

In the three months ended March 31, 2012, we sold equity and fixed maturity securities classified as available-for-sale. The carrying value of these securities at disposal was $19.1 million. Realized gains on the sale of these securities totaled $1.8 million.

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

We reviewed all securities with unrealized losses in accordance with the impairment policy described above. We determined that the unrealized losses in the fixed maturity securities portfolios related primarily to changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market liquidity and prices generally and the transfer of the investments from the available-for-sale classification to the held-to-maturity classification in January 2004. We expect to recover the carrying value of these securities since management does not intend to sell the securities and it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. In addition, none of the unrealized losses on debt securities are considered credit losses.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of March 31, 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the quarters ended March 31, 2012 and 2011.

Tax years 2008 through 2011 are subject to examination by the federal and state taxing authorities. In April 2012, the Company was notified by the Internal Revenue Service that the examination for tax year 2009 had been completed. The Internal Revenue Service concluded that the Company properly computed the 2009 net long-term capital loss carryback of $8.1 million and the resulting $2.9 million credit was being processed.

Note 6. Comprehensive Income

Comprehensive income was $9.5 million for the three months ended March 31, 2012, compared to $6.5 million for the three months ended March 31, 2011. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax.

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012.

At March 31, 2012, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity
Domestic common stock	$3,585	$—	$—	$3,585
Securities available for sale—fixed maturity
States and political subdivisions	—	59,149	—	59,149
Corporate bonds	—	42,873	—	42,873

Total available for sale—fixed maturity	—	$102,022	$—	$102,022

Total available for sale	$3,585	$102,022	$—	$105,607

At December 31, 2011, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity
Domestic common stock	$11,460	$—	$—	$11,460
Securities available for sale—fixed maturity
States and political subdivisions	—	57,761	—	57,761
Corporate bonds	—	42,981	—	42,981

Total available for sale—fixed maturity	—	$100,742	$—	$100,742

Total available for sale	$11,460	$100,742	$—	$112,202

In addition, the Company held common securities in unconsolidated variable interest entities of approximately $0.8 million at March 31, 2012, and December 31, 2011, which are carried at cost. These variable interest entities are further discussed below in Note 9.

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

Cash and Cash Equivalents—The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values, which are characterized as a Level 1 asset.

Investments—The fair values for fixed maturity and equity securities are based on prices obtained from an independent pricing service. Fixed maturity securities are characterized as a Level 2 asset, as their fair value are determined using observable market inputs. Equity securities are characterized as Level 1 assets, as their fair values are based on quoted prices in active markets.

Short Term Investments—The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values. These securities are characterized as a Level 2 asset in the fair value hierarchy.

Subordinated Debt Securities—The carrying value of the Company’s subordinated debt securities approximates the estimated fair value of the obligations as the interest rates on these securities are comparable to rates that the Company believes it presently would incur on comparable borrowings. These liabilities are characterized as a Level 2.

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	As of March 31, 2012		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Fixed maturity securities—held-to-maturity	$649,042	$688,433	$646,048	$685,242
Fixed maturity securities—available-for-sale	102,022	102,022	100,742	100,742
Equity securities	4,365	4,365	12,240	12,240
Cash and cash equivalents	63,775	63,775	45,536	45,536
Short-term Investments	49,488	49,488	46,944	46,944
Liabilities:
Subordinated debt securities:
ACT II	25,780	25,780	25,780	25,780

Note 8. Treasury Stock

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, the Board reauthorized this program with a new limit of $25.0 million. There were no shares purchased during the three months ended March 31, 2012. During the three months ended March 31, 2011, 159,062 shares were purchased for $2.9 million, or an average price (including commissions) of $17.98 per share.

Note 9. Variable Interest Entities

In 2003, the Company formed Amerisafe Capital Trust I (“ACT I”) for the sole purpose of issuing $10.0 million in trust preferred securities. ACT I used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $10.31 million of subordinated debt securities from the Company. In July 2011, the Company redeemed all $10.31 million of subordinated debt securities from ACT I and the trust was canceled.

In 2004, the Company formed Amerisafe Capital Trust II (“ACT II”) for the sole purpose of issuing $25.0 million in trust preferred securities. ACT II used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $25.78 million of subordinated debt securities from the Company. The debt securities are the sole assets of ACT II, and the payments under the debt securities are the sole revenues of ACT II. On March 1, 2012, the Company’s Board of Directors authorized the redemption of $12.89 million of the $25.78 million aggregate principal amount of subordinated debt securities. The redemption is expected to occur in the second quarter of 2012.

The Company concluded that the equity investment in ACT II is not at risk since the subordinated debt securities issued by the Company are the sole assets of ACT II. Accordingly, the Trust is considered a variable interest entity. The Company is not considered to be the primary beneficiary of ACT II and has not consolidated this entity.

Note 10. Recently Issued Accounting Pronouncements

In October 2010, the FASB issued Accounting Standards Update 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (previously referred to as Emerging Issues Task Force (“EITF”) Issue 09-G). This guidance changes the accounting for costs associated with acquiring or renewing insurance contracts in response to diversity in practice in the capitalization and amortization of those costs. Under the new guidance, deferrable costs will be limited to incremental direct costs of successful contract acquisition incurred with independent third parties and the portion of total employee compensation and payroll-related fringe benefits related to time spent performing specified acquisition activities (e.g., underwriting, policy issuance and processing) for successful acquisition efforts. Companies will have a choice between prospective and retrospective adoption. The new guidance is effective for fiscal years beginning after December 15, 2011. Pursuant to the new guidance, the Company adopted the standard on a retrospective basis. The Company’s adoption resulted in a $2.2 million reduction of deferred policy acquisition costs, a $0.8 million decrease in deferred income tax liabilities and a $1.4 million decrease to shareholders’ equity at December 31, 2011. The adjustment to shareholders’ equity resulted in a reduction in book value of $0.08 per share based on the number of shares outstanding at January 1, 2012. The impact on the Company’s results of operations at March 31, 2012 was not material.

In May 2011, the FASB issued Accounting Standards Update 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and the International Financial Reporting Standards (“IFRS”).” ASU 2011-04 clarifies some existing concepts, eliminates wording differences between GAAP and IFRS, and in some limited cases, changes principles to achieve convergence between GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The new guidance will be effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income.” This guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 11. Subsequent Events

In May 2012, the Company’s Board of Directors authorized the redemption of the remaining $12.89 million in outstanding subordinated debt securities due 2034. Interest on the subordinated debt securities accrues at a floating rate equal to the three-month LIBOR plus a marginal rate, and was equal to 4.3% at March 31, 2012. The redemption is expected to occur in the third quarter of 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three months ended March 31, 2012 and 2011. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

Business Overview

AMERISAFE is a holding company that markets and underwrites workers’ compensation insurance through its insurance subsidiaries. Workers’ compensation insurance covers statutorily prescribed benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our business strategy is focused on providing this coverage to small to mid-sized employers engaged in hazardous industries, principally construction, trucking and agriculture. Employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. Hazardous industry employers also tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. We employ a proactive, disciplined approach to underwriting employers and providing comprehensive services intended to lessen the overall incidence and cost of workplace injuries. We provide safety services at employers’ workplaces as a vital component of our underwriting process and also to promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety or fraud concerns. We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting and safety, claims and audit services, provide us with the opportunity to earn attractive returns for our shareholders.

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands, except per share data) (unaudited
Gross premiums written	$84,924	$71,359
Net premiums earned	69,790	60,089
Net investment income	6,914	6,546
Total revenues	78,654	66,959
Total expenses	67,221	59,469
Net income	9,561	6,630
Diluted earnings per common share	$0.52	$0.35

Other Key Measures
Net combined ratio (1)	96.0%	98.3%
Return on average equity (2)	10.8%	8.0%
Book value per share (3)	$19.78	$18.24

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current period’s net premiums earned.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period.
(3)	Book value per share is calculated by dividing shareholders’ equity by total outstanding shares.

Consolidated Results of Operations for Three Months Ended March 31, 2012 Compared to March 31, 2011

Gross Premiums Written. Gross premiums written for the quarter ended March 31, 2012 were $84.9 million, compared to $71.4 million for the same period in 2011, an increase of 19.0%. The increase was attributable to an $8.0 million increase in annual premiums on voluntary policies written during the period and a $5.4 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2012 were $81.0 million, compared to $67.8 million for the same period in 2011, an increase of 19.5%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.3% for the first quarter of 2012, compared to 5.6% for the first quarter of 2011. For additional information, see “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Net Premiums Earned. Net premiums earned for the first quarter of 2012 were $69.8 million, compared to $60.1 million for the same period in 2011, an increase of 16.1%. The increase was attributable to the increase in net premiums written in the quarter, offset by an increase in unearned premiums.

Net Investment Income. Net investment income for the quarter ended March 31, 2012 was $6.9 million, compared to $6.5 million for the same period in 2011. Average invested assets, including cash and cash equivalents, were $863.4 million in the quarter ended March 31, 2012, compared to an average of $825.2 million for the same period in 2011, an increase of 4.6%. The pre-tax investment yield on our investment portfolio was 3.2% per annum during the quarters ended March 31, 2012 and 2011. The tax-equivalent yield on our investment portfolio was 4.5% per annum for the quarter ended March 31, 2012, compared to 4.6% per annum for the same period in 2011. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended March 31, 2012 totaled $1.8 million, compared to net realized gains of $0.1 million for the same period in 2011. Net realized gains in the first quarter of 2012 and 2011 were attributable to realized gains from the sale of equity securities and fixed maturity securities from the available-for-sale portfolio.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $51.8 million for the three months ended March 31, 2012, compared to $44.2 million for the same period in 2011, an increase of $7.7 million, or 17.4%. The current accident year losses and LAE incurred were $53.4 million, or 76.5% of net premiums earned, compared to $46.3 million, or 77.0% of net premiums earned, for the same period in 2011. We recorded favorable prior accident year development of $1.6 million in the first quarter of 2012, compared to $2.1 million in the same period of 2011, as further discussed below in “Prior Year Development.” Our net loss ratio was 74.3% in the first quarter of 2012, compared to 73.5% for the same period of 2011.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended March 31, 2012 were $14.7 million, compared to $14.6 million for the same period in 2011, an increase of 1.1%. This increase was primarily due to a $1.0 million increase in commission expense, a $0.5 million increase in premium taxes and a $0.2 million increase in legal and professional fees. Offsetting these increases was a $1.6 million increase in experience-rated commissions. Our expense ratio was 21.1% in the first quarter of 2012 compared to 24.2% in the first quarter of 2011.

Interest expense. Interest expense for the first quarter of 2012 was $0.3 million, compared to $0.4 million for the same period in 2011. Weighted average borrowings for the quarter ended March 31, 2012 were $25.8 million, compared to $36.1 million for the same period in 2011. The weighted average interest rate increased to 4.3% per annum for the first quarter of 2012 from 4.2% per annum for the first quarter of 2011.

Income tax expense. Income tax expense for the three months ended March 31, 2012 was $1.9 million, compared to $0.9 million for the same period in 2011. The increase was attributable to an increase in pre-tax income to $11.4 million in the first quarter of 2012 from $7.5 million in the first quarter of 2011. The effective tax rate also increased to 16.4% in the first quarter of 2012 from 11.5% in the first quarter of 2011. The increase in the effective tax rate was attributable to a lower ratio of tax-exempt investment income to pre-tax income in the first quarter of 2012 compared to the first quarter of 2011.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash in fixed maturity securities.

Net cash provided by operating activities was $18.1 million for the three months ended March 31, 2012, which represented a $17.6 million increase from $0.5 million in net cash provided by operating activities for the three months ended March 31, 2011. This increase in operating cash flow was attributable to a $9.3 million decrease in expense disbursements, a $5.5 million increase in premiums collected, a $1.8 million increase in investment income, a $0.6 million increase in reinsurance recoveries, a $0.6 million decrease in policyholder dividends paid and a $0.6 million decrease in losses paid. Offsetting these increases was a $2.0 million increase in federal income taxes paid.

Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2012, compared to net cash used in investment activities of $7.9 million for the same period in 2011. Cash provided by sales and maturities of investments totaled $73.6 million for the three months ended March 31, 2012, compared to $63.7 million for the same period in 2011. A total of $73.4 million in cash was used to purchase investments in the three months ended March 31, 2012, compared to $71.6 million in purchases for the same period in 2011.

Net cash used in financing activities in the three months ended March 31, 2012 was $0.0 million, compared to $1.3 million for the same period in 2011. In the three months ended March, 31, 2012, there were no repurchases of outstanding shares of our common stock, compared to $2.9 million for the same period in 2011. There were no proceeds from stock option exercises in the three months ended March 31, 2012, compared to $1.2 million for the same period in 2011.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, the Board reauthorized this program with a new limit of $25.0 million. There were no shares purchased during the three months ended March 31, 2012. During the three months ended March 31, 2011, 159,062 shares were purchased for $2.9 million, or an average price (including commissions) of $17.98 per share.

In May 2012, the Company’s Board of Directors authorized the redemption of the remaining $12.89 million in outstanding subordinated debt securities. The redemption is expected to occur in the third quarter of 2012, with the redemption being funded from available capital.

Investment Portfolio

As of March 31, 2012, our investment portfolio, including cash and cash equivalents, totaled $868.7 million, an increase of 5.4% from March 31, 2011. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities,” was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2012, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$437,279	50.4%
U.S. agency-based mortgage-backed securities	42,801	4.9%
Commercial mortgage-backed securities	51,545	5.9%
U.S. Treasury securities and obligations of U.S. Government agencies	10,962	1.3%
Corporate bonds	101,420	11.7%
Asset-backed securities	5,035	0.6%

Total fixed maturity securities—held-to-maturity	649,042	74.8%

Fixed maturity securities—available-for-sale:
States and political subdivisions	59,148	6.8%
Corporate bonds	42,874	4.9%

Total fixed maturity securities—available-for-sale	102,022	11.7%

Equity securities	4,365	0.5%
Short-term investments	49,488	5.7%
Cash and cash equivalents	63,775	7.3%

Total investments, including cash and cash equivalents	$868,692	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year development of $1.6 million in the three months ended March 31, 2012. The table below sets forth the favorable or unfavorable development for the three months ended March 31, 2012 and 2011 for accident years 2007 through 2011 and, collectively, for all accident years prior to 2007.

	Favorable/(Unfavorable) Development
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(in millions)
Accident Year
2011	$—	$—
2010	(3.6)	(13.7)
2009	0.1	0.0
2008	0.3	2.2
2007	2.8	6.1
Prior to 2007	2.0	7.5

Total net development	$1.6	$2.1

The table below sets forth the number of open claims as of March 31, 2012 and 2011, and the number of claims reported and closed during the three months then ended.

	Three Months Ended March 31,
	2012	2011
Open claims at beginning of period	5,184	5,129
Claims reported	1,371	1,335
Claims closed	(1,458)	(1,363)

Open claims at end of period	5,097	5,101

The number of open claims at March 31, 2012 decreased by 4 claims as compared to the number of open claims at March 31, 2011. Efforts continue to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). Management believes that these efforts have contributed, in part, to the favorable prior accident year development recorded for the three months ended March 31, 2012.

At March 31, 2012, our incurred amounts for certain accident years, particularly 2006, 2007 and 2008, have not developed to the degree management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of March 31, 2012, actual results for these accident years have been better than our assumptions would have predicted. At the same time, actual results for accident year 2010 are higher than we predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect these changes and, over time, will impact the reserves we establish for future claims.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2011, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1, 2012 to January 31, 2012	—	$—	—	$24,388
February 1, 2012 to February 29, 2012	—	—	—	24,388
March 1, 2012 to March 31, 2012	—	—	—	24,388

Total	—		—

(1)	Average price per share includes commissions.
(2)	The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, the Board reauthorized this program with a new limit of $25.0 million. Unless reauthorized, the program will expire on December 31, 2012.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

May 10, 2012	/S/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 10, 2012	/S/ G. JANELLE FROST
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