Form 10-Q
period 2012-06-30
AMERISAFE INC
filed 2012-08-03
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 1, 2012, there were 18,187,226 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report and under Item 1A, “Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended December 31, 2011. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)	(As Adjusted)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $662,917 and $685,242 in 2012 and 2011, respectively)	$620,682	$646,048
Fixed maturity securities—available-for-sale, at fair value (cost $124,604 and $98,077 in 2012 and 2011, respectively)	128,565	100,742
Equity securities—available-for-sale, at fair value (cost $8,374 and $11,776 in 2012 and 2011, respectively)	8,293	12,240
Short-term investments	43,751	46,944

Total investments	801,291	805,974
Cash and cash equivalents	76,848	45,536
Amounts recoverable from reinsurers	98,795	96,212
Premiums receivable, net	147,407	121,223
Deferred income taxes	30,493	30,048
Accrued interest receivable	9,952	9,520
Property and equipment, net	7,336	7,628
Deferred policy acquisition costs	18,533	16,578
Deferred charges	4,040	3,120
Federal income tax recoverable	3,988	—
Other assets	11,625	11,254

	$1,210,308	$1,147,093

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$558,515	$538,214
Unearned premiums	141,701	118,699
Reinsurance premiums payable	201	1,226
Amounts held for others	35,881	29,981
Policyholder deposits	37,726	37,228
Insurance-related assessments	25,438	21,506
Payable for investments purchased	11,921	616
Accounts payable and other liabilities	22,586	24,406
Subordinated debt securities	12,890	25,780

	846,859	797,656

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2012 and 2011; 19,445,476 and 19,408,512 shares issued and 18,187,226 and 18,150,262 shares outstanding in 2012 and 2011, respectively	194	194
Additional paid-in capital	186,290	185,734
Treasury stock at cost (1,258,250 shares in 2012 and 2011)	(22,370)	(22,370)
Accumulated earnings	196,670	183,664
Accumulated other comprehensive income, net	2,665	2,215

	363,449	349,437

	$1,210,308	$1,147,093

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Revenues
Gross premiums written	$85,476	$72,916	$170,400	$144,275
Ceded premiums written	(3,971)	(3,388)	(7,875)	(6,970)

Net premiums written	$81,505	$69,528	$162,525	$137,305

Net premiums earned	$69,733	$60,261	$139,523	$120,350
Net investment income	6,605	6,597	13,519	13,143
Net realized gains on investments	137	145	1,928	248
Fee and other income	162	48	321	269

Total revenues	76,637	67,051	155,291	134,010

Expenses
Loss and loss adjustment expenses incurred	56,720	46,576	108,563	90,752
Underwriting and certain other operating costs	4,923	5,561	9,210	10,728
Commissions	5,399	4,497	10,694	8,783
Salaries and benefits	5,025	4,841	10,158	9,947
Interest expense	207	380	486	759
Policyholder dividends	330	364	714	719

Total expenses	72,604	62,219	139,825	121,688

Income before income taxes	4,033	4,832	15,466	12,322
Income tax expense	588	238	2,460	1,098

Net income	3,445	4,594	13,006	11,224

Net income available to common shareholders	$3,445	$4,594	$13,006	$11,224

Earnings per share
Basic	$0.19	$0.25	$0.72	$0.61

Diluted	$0.19	$0.24	$0.70	$0.60

Shares used in computing earnings per share
Basic	18,150,062	18,392,207	18,145,404	18,312,843

Diluted	18,572,058	18,846,466	18,554,921	18,774,376

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Net income	$3,445	$4,594	$13,006	$11,224

Other comprehensive income:
Unrealized loss on securities, net of tax	503	541	450	478
Change in deferred tax valuation allowance	—	251	—	221

Comprehensive income	$3,948	$5,386	$13,456	$11,923

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amounts
Balance at December 31, 2011, as previously reported	19,408,512	$194	(1,258,250)	$(22,370)	$185,734	$185,079	$2,215	$350,852
Cumulative effect of accounting change – deferred policy acquisition costs	—	—	—	—	—	(1,415)	—	(1,415)
Balance at December 31, 2011, as adjusted	19,408,512	$194	(1,258,250)	$(22,370)	$185,734	$183,664	$2,215	$349,437
Comprehensive income	—	—	—	—	—	13,006	450	13,456
Options exercised	22,800	—	—	—	205	—	—	205
Tax benefit from share-based payments	—	—	—	—	132	—	—	132
Restricted common stock issued	14,164	—	—	—	107	—	—	107
Share-based compensation	—	—	—	—	112	—	—	112

Balance at June 30, 2012	19,445,476	$194	(1,258,250)	$(22,370)	$186,290	$196,670	$2,665	$363,449

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
		(As Adjusted)
Operating Activities
Net income	$13,006	$11,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	522	529
Net amortization of investments	5,119	2,803
Deferred income taxes	(687)	834
Net realized gains on investments	(1,928)	(248)
Share-based compensation	237	261
Changes in operating assets and liabilities:
Premiums receivable, net	(26,184)	(17,842)
Accrued interest receivable	(432)	(673)
Deferred policy acquisition costs and deferred charges	(2,875)	(2,916)
Other assets and federal income tax recoverable	(4,359)	(2,684)
Reserves for loss and loss adjustment expenses	20,301	(5,156)
Unearned premiums	23,002	16,955
Reinsurance balances	(3,608)	1,787
Amounts held for others and policyholder deposits	6,398	1,954
Accounts payable and other liabilities	13,399	(2,169)

Net cash provided by operating activities	41,911	4,659

Investing Activities
Purchases of investments held-to-maturity	(64,889)	(49,416)
Purchases of investments available-for-sale	(50,252)	(43,530)
Purchases of short-term investments	(30,731)	(49,969)
Proceeds from maturities of investments held-to-maturity	86,588	61,452
Proceeds from sales and maturities of investments available-for-sale	28,434	13,223
Proceeds from sales and maturities of short-term investments	33,035	65,141
Purchases of property and equipment	(231)	(316)

Net cash provided by (used in) investing activities	1,954	(3,415)

Financing Activities
Proceeds from stock option exercises	205	1,993
Tax benefit from share-based payments	132	700
Treasury shares purchased	—	(2,859)
Redemption of subordinate debt security	(12,890)	—

Net cash used in financing activities	(12,553)	(166)

Change in cash and cash equivalents	31,312	1,078
Cash and cash equivalents at beginning of period	45,536	60,966

Cash and cash equivalents at end of period	$76,848	$62,044

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

Note 2. Stock Options and Restricted Stock

The Company has three equity incentive plans: the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”), the AMERISAFE 2010 Non-Employee Director Restricted Stock Plan (the “2010 Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). The 2012 Incentive Plan was approved by the Company’s shareholders at the annual shareholders’ meeting in June 2012. See Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding the Company’s 2005 and 2010 incentive plans.

Pursuant to the 2010 Restricted Stock Plan, 9,513 shares of restricted common stock granted to non-employee directors in June 2011 vested on June 15, 2012, the date of the annual shareholders’ meeting. On June 15, 2012, the Company granted 7,833 shares of restricted common stock to non-employee directors in accordance with the 2010 Restricted Stock Plan. The market value of the restricted shares granted was $0.2 million.

In March 2012, the compensation committee of our board of directors granted 2,331 shares of restricted common stock to two executive officers.

In May 2012, the Company granted 4,000 shares of restricted common stock in connection with the employment of a new officer. The award was made pursuant to the Company’s 2005 Incentive Plan.

During the six months ended June 30, 2012, options to purchase 22,800 shares of common stock were exercised. During the six months ended June 30, 2011, options to purchase 217,750 shares of common stock were exercised. In connection with these exercises, the Company received $0.2 million of stock option proceeds in the current year and $2.0 million of stock option proceeds in the same period in 2011.

The Company recognized share-based compensation expense of $0.1 million in the quarters ended June 30, 2012 and 2011. The Company recognized share-based compensation expense of $0.2 million in the six months ended June 30, 2012, compared to $0.3 million for the same period in 2011.

Note 3. Earnings Per Share

We compute earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Diluted earnings per share includes potential common shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if any outstanding options are exercised. Diluted earnings per share also includes the “if converted” method for participating securities if the effect is dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$3,445	$4,594	$13,006	$11,224

Basic weighted average common shares	18,150,062	18,392,207	18,145,404	18,312,843
Basic earnings per common share	$0.19	$0.25	$0.72	$0.61

Diluted EPS:
Net income	$3,445	$4,594	$13,006	$11,224

Diluted weighted average common shares:
Weighted average common shares	18,150,062	18,392,207	18,145,404	18,312,843
Stock options	413,958	446,975	403,363	455,461
Restricted stock	8,038	7,284	6,154	6,072

Diluted weighted average common shares	18,572,058	18,846,466	18,554,921	18,774,376

Diluted earnings per common share	$0.19	$0.24	$0.70	$0.60

Note 4. Investments

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as held-to-maturity at June 30, 2012 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$419,483	$30,344	$(128)	$449,699
Corporate bonds	94,831	1,706	(28)	96,509
Commercial mortgage-backed securities	51,540	5,584	—	57,124
U.S. agency-based mortgage-backed securities	39,013	3,741	(10)	42,744
U.S. Treasury securities and obligations of U.S. Government agencies	11,042	1,649	(4)	12,687
Asset-backed securities	4,773	28	(647)	4,154

Total	$620,682	$43,052	$(817)	$662,917

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at June 30, 2012 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivision	$72,914	$3,317	$(28)	$76,203
Corporate bonds	47,474	743	(76)	48,141
U.S. agency-based mortgage-backed securities	4,216	19	(14)	4,221

Total fixed maturity	124,604	4,079	(118)	128,565
Equity securities	8,374	279	(360)	8,293

Total	$132,978	$4,358	$(478)	$136,858

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as held-to-maturity at December 31, 2011 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$441,273	$29,026	$(360)	$469,939
Corporate bonds	92,682	1,539	(130)	94,091
Commercial mortgage-backed securities	51,550	4,195	—	55,745
U.S. agency-based mortgage-backed securities	46,096	4,162	(44)	50,214
U.S. Treasury securities and obligations of U.S. Government agencies	9,141	1,634	—	10,775
Asset-backed securities	5,306	17	(845)	4,478

Total	$646,048	$40,573	$(1,379)	$685,242

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at December 31, 2011 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivision	$55,275	$2,488	$(1)	$57,762
Corporate bonds	42,802	411	(233)	42,980

Total fixed maturity	98,077	2,899	(234)	100,742
Equity securities	11,776	661	(197)	12,240

Total	$109,853	$3,560	$(431)	$112,982

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at June 30, 2012, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
	(In thousands)
Less than one year	$85,230	$85,833
One to five years	165,923	175,132
Five to ten years	133,106	147,163
More than ten years	141,097	150,767
U.S. agency-based mortgage-backed securities	39,013	42,744
Commercial mortgage-backed securities	51,540	57,124
Asset-backed securities	4,773	4,154

Total	$620,682	$662,917

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at June 30, 2012, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
	(In thousands)
Less than one year	$11,453	$11,447
One to five years	25,727	25,915
Five to ten years	18,075	18,649
More than ten years	65,133	68,333
U.S. agency-based mortgage-backed securities	4,216	4,221

Total	$124,604	$128,565

The following table summarizes, as of June 30, 2012, gross unrealized losses on securities that were at a loss for either less than twelve months or twelve months or greater:

	As of June 30, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$12,755	$28	$203	$—	$12,958	$28
States and political subdivisions	13,982	87	2,978	41	16,960	128
U.S. Treasury securities and obligations of U.S. Government agencies	4,152	4	—	—	4,152	4
U.S. agency-based mortgage-backed securities	—	—	218	10	218	10
Asset-backed securities	—	—	2,930	647	2,930	647

Total held-to-maturity securities	30,889	119	6,329	698	37,218	817

Available-for Sale
Fixed maturity securities:
Corporate bonds	$21,648	$76	$—	$—	$21,648	$76
States and political subdivisions	6,453	28	—	—	6,453	28
U.S. agency-based mortgage-backed securities	991	14	—	—	991	14
Equity Securities	4,439	360	—	—	4,439	360

Total available-for-sale securities	33,531	478	—	—	33,531	478

Total	$64,420	$597	$6,329	$698	$70,749	$1,295

The following table summarizes, as of December 31, 2011, gross unrealized losses on securities that were at a loss for either less than twelve months or twelve months or greater:

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

In the three months ended June 30, 2012, we sold equity securities classified as available-for-sale. The carrying value of these securities at disposal was $0.9 million with realized gains on the sale of these securities of $0.1 million. In the three months ended June 30, 2011, we sold fixed maturity securities classified as available-for-sale. The carrying value of these securities at disposal was $11.9 million with realized gains on the sale of these securities of $0.3 million.

In the six months ended June 30, 2012 and 2011, we sold equity and fixed maturity securities classified as available-for-sale. The carrying value of these securities at disposal was $20.0 million with realized gains on the sale of these securities of $1.9 million for the six months ended June 30, 2012, compared to a carrying value of $12.8 million and realized gains of $0.4 million for the same period in 2011.

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

We reviewed all securities with unrealized losses in accordance with the impairment policy described above. We determined that the unrealized losses in the fixed maturity securities portfolios related primarily to changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market liquidity and prices generally and the transfer of investments from the available-for-sale classification to the held-to-maturity classification in January 2004. We expect to recover the carrying value of these securities since management does not intend to sell the securities and it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. In addition, none of the unrealized losses on debt securities are considered credit losses.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of June 30, 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended June 30, 2012 and 2011.

Tax years 2008 through 2011 are subject to examination by the federal and state taxing authorities. In April 2012, the Company was notified by the Internal Revenue Service that the examination for tax year 2009 had been completed. The Internal Revenue Service concluded that the Company properly computed the 2009 net long-term capital loss carryback of $8.1 million and the Company was entitled to a $2.9 million credit.

Note 6. Comprehensive Income

Comprehensive income was $3.9 million for the three months ended June 30, 2012, as compared to $5.4 million for the three months ended June 30, 2011. Comprehensive income was $13.5 million for the six months ended June 30, 2012, as compared to $11.9 million for the same period in 2011. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax, and a change in the deferred tax asset valuation allowance of $0.2 million for the three and six months ended June 30, 2011.

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

ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset, also known as current replacement cost. Valuation techniques used to measure fair value are consistently applied.

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2012.

At June 30, 2012, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity
Domestic common stock	$7,903	$—	$—	$7,903
Securities available for sale—fixed maturity
States and political subdivisions	—	76,203	—	76,203
Corporate bonds	—	48,141	—	48,141
U.S. agency-based mortgage-backed securities	—	4,221	—	4,221

Total available for sale—fixed maturity	—	$128,565	$—	$128,565

Total available for sale	$7,903	$128,565	$—	$136,468

At December 31, 2011, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity
Domestic common stock	$11,460	$—	$—	$11,460
Securities available for sale—fixed maturity
States and political subdivisions	—	57,762	—	57,762
Corporate bonds	—	42,980	—	42,980

Total available for sale—fixed maturity	—	$100,742	$—	$100,742

Total available for sale	$11,460	$100,742	$—	$112,202

In addition, the Company held common securities in unconsolidated variable interest entities of approximately $0.4 million at June 30, 2012, and $0.8 million at December 31, 2011, which are carried at cost. These variable interest entities are further discussed below in Note 9.

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

Investments—The fair values for fixed maturity and equity securities are based on prices obtained from an independent pricing service. Fixed maturity securities are characterized as a Level 2 asset, as their fair values are determined using observable market inputs. Equity securities are characterized as Level 1 assets, as their fair values are based on quoted prices in active markets.

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

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	As of June 30, 2012		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Fixed maturity securities—held-to-maturity	$620,682	$662,917	$646,048	$685,242
Fixed maturity securities—available-for-sale	128,565	128,565	100,742	100,742
Equity securities	8,293	8,293	12,240	12,240
Cash and cash equivalents	76,848	76,848	45,536	45,536
Short-term Investments	43,751	43,751	46,944	46,944
Liabilities:
Subordinated debt securities:
ACT II	12,890	12,890	25,780	25,780

Note 8. Treasury Stock

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, the Board reauthorized this program with a new limit of $25.0 million. There were no shares purchased during the three or six months ended June 30, 2012. During the six months ended June 30, 2011, 159,062 shares were purchased for $2.9 million, or an average price (including commissions) of $17.98 per share.

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

In 2004, the Company formed Amerisafe Capital Trust II (“ACT II”) for the sole purpose of issuing $25.0 million in trust preferred securities. ACT II used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $25.78 million of subordinated debt securities from the Company. The debt securities are the sole assets of ACT II, and the payments under the debt securities are the sole revenues of ACT II. In May 2012, the Company redeemed $12.89 million of the $25.78 million aggregate principal amount of subordinated debt securities. In May 2012, the Company’s Board of Directors authorized the redemption of the remaining $12.89 million principal amount of subordinated debt securities. The redemption is expected to occur in the third quarter of 2012.

The Company concluded that the equity investment in ACT II is not at risk since the subordinated debt securities issued by the Company are the sole assets of ACT II. Accordingly, ACT II is considered a variable interest entity. The Company is not considered to be the primary beneficiary of ACT II and has not consolidated this entity.

Note 10. Recently Issued Accounting Pronouncements

In October 2010, the FASB issued Accounting Standards Update 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (previously referred to as Emerging Issues Task Force (“EITF”) Issue 09-G). This guidance changes the accounting for costs associated with acquiring or renewing insurance contracts in response to diversity in practice in the capitalization and amortization of those costs. Under the new guidance, deferrable costs will be limited to incremental direct costs of successful contract acquisition incurred with independent third parties and the portion of total employee compensation and payroll-related fringe benefits related to time spent performing specified acquisition activities (e.g., underwriting, policy issuance and processing) for successful acquisition efforts. Companies will have a choice between prospective and retrospective adoption. The new guidance is effective for fiscal years beginning after December 15, 2011. Pursuant to the new guidance, the Company adopted the standard on a retrospective basis. The Company’s adoption resulted in a $2.2 million reduction of deferred policy acquisition costs, a $0.8 million decrease in deferred income tax liabilities and a $1.4 million decrease to shareholders’ equity at December 31, 2011. The adjustment to shareholders’ equity resulted in a reduction in book value of $0.08 per share based on the number of shares outstanding at January 1, 2012. The impact on the Company’s results of operations at June 30, 2012 was not material.

In May 2011, the FASB issued Accounting Standards Update 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and the International Financial Reporting Standards (“IFRS”).” ASU 2011-04 clarifies some existing concepts, eliminates wording differences between GAAP and IFRS, and in some limited cases, changes principles to achieve convergence between GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2012 and 2011. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$85,476	$72,916	$170,400	$144,275
Net premiums earned	69,733	60,261	139,523	120,350
Net investment income	6,605	6,597	13,519	13,143
Total revenues	76,637	67,051	155,291	134,010
Total expenses	72,604	62,219	139,825	121,688
Net income	3,445	4,594	13,006	11,224
Diluted earnings per common share	$0.19	$0.24	$0.70	$0.60

Other Key Measures
Net combined ratio (1)	103.8%	102.6%	99.8%	100.5%
Return on average equity (2)	3.8%	5.5%	7.3%	6.7%
Book value per share (3)	$19.98	$18.50	$19.98	$18.50

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current period’s net premiums earned.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period.
(3)	Book value per share is calculated by dividing shareholders’ equity by total outstanding shares.

Consolidated Results of Operations for Three Months Ended June 30, 2012 Compared to June 30, 2011

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2012 were $85.5 million, compared to $72.9 million for the same period in 2011, an increase of 17.2%. The increase was attributable to a $6.4 million increase in annual premiums on voluntary policies written during the period, a $4.9 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $1.2 million increase in assumed premium from mandatory pooling arrangements.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2012 were $81.5 million, compared to $69.5 million for the same period in 2011, an increase of 17.2%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.4% for the second quarter of 2012, compared to 5.3% for the second quarter of 2011. For additional information, see “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Net Premiums Earned. Net premiums earned for the second quarter of 2012 were $69.7 million, compared to $60.3 million for the same period in 2011, an increase of 15.7%. The increase was attributable to the increase in net premiums written in the quarter, offset by an increase in unearned premiums.

Net Investment Income. Net investment income for the quarters ended June 30, 2012 and 2011 was $6.6 million. Average invested assets, including cash and cash equivalents, were $873.2 million in the quarter ended June 30, 2012, compared to $828.5 million for the same period in 2011, an increase of 5.4%. The pre-tax investment yield on our investment portfolio was 3.0% per annum during the quarter ended June 30, 2012, compared to 3.2% per annum for the quarter ended June 30, 2011. The tax-equivalent yield on our investment portfolio was 4.5% per annum for the quarters ended June 30, 2012 and 2011. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended June 30, 2012 and 2011 totaled $0.1 million. Net realized gains in the second quarter of 2012 were attributable to called fixed maturity securities and the sale of equity securities from the available-for-sale portfolio. Net realized gains in the second quarter of 2011 were attributable to $0.3 million in realized gains from the sale of fixed maturity securities from the available for sale portfolio. The gains were offset by an other-than-temporary impairment of $0.2 million on one asset-backed security from our held-to-maturity portfolio in the 2011 period.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $56.7 million for the three months ended June 30, 2012, compared to $46.6 million for the same period in 2011, an increase of $10.1 million, or 21.8%. The current accident year losses and LAE incurred were $53.3 million, or 76.5% of net premiums earned, compared to $47.8 million, or 79.3% of net premiums earned, for the same period in 2011. We recorded unfavorable prior accident year development of $3.4 million in the second quarter of 2012, compared to favorable development of $1.2 million in the same period of 2011, as further discussed below in “Prior Year Development.” Our net loss ratio was 81.3% in the second quarter of 2012, compared to 77.3% for the same period of 2011.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2012 were $15.3 million, compared to $14.9 million for the same period in 2011, an increase of 3.0%. This increase was primarily due to a $0.9 million increase in commission expense, a $0.5 million increase in accounts receivable write-offs, a $0.4 million increase in insurance related assessments and a $0.4 million increase in mandatory pooling arrangement fees. Offsetting these increases was a $0.6 million increase in experience-rated commissions and a decrease in premium taxes of $1.3 million. Our expense ratio was 22.0% in the second quarter of 2012 compared to 24.7% in the second quarter of 2011.

Interest expense. Interest expense for the second quarter of 2012 was $0.2 million, compared to $0.4 million for the same period in 2011. Weighted average borrowings for the quarter ended June 30, 2012 were $19.3 million, compared to $36.1 million for the same period in 2011. The weighted average interest rate increased to 4.3% per annum for the second quarter of 2012 from 4.2% per annum for the second quarter of 2011.

Income tax expense. Income tax expense for the three months ended June 30, 2012 was $0.6 million, compared to $0.2 million for the same period in 2011. The increase was attributable to an effective tax rate of 14.6% in the second quarter of 2012, compared to an effective tax rate of 4.9% in the second quarter of 2011. The increase in the effective tax rate was attributable to a lower ratio of tax-exempt investment income to pre-tax income in the second quarter of 2012 compared to the second quarter of 2011.

Consolidated Results of Operations for Six Months Ended June 30, 2012 Compared to June 30, 2011

Gross Premiums Written. Gross premiums written for the first half of 2012 were $170.4 million, compared to $144.3 million for the same period in 2011, an increase of 18.1%. The increase was attributable to a $14.4 million increase in annual premiums on voluntary policies written during the period, a $10.3 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $1.3 million increase in assumed premium from mandatory pooling arrangements. In addition, the renewal rights and assumption agreement with Cooperative Mutual was completed in the first quarter of 2011, which accounted for $4.0 million of gross premiums written in that period.

Net Premiums Written. Net premiums written for the six months ended June 30, 2012 were $162.5 million, compared to $137.3 million for the same period in 2011, an increase of 18.4%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.3% for the first half of 2012, compared to 5.5% for the first half of 2011. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2012 reinsurance treaties.

Net Premiums Earned. Net premiums earned for the first half of 2012 were $139.5 million, compared to $120.4 million for the same period in 2011, an increase of 15.9%. The increase was attributable to the increase in net premiums written, offset by an increase in unearned premiums.

Net Investment Income. Net investment income for the first six months of 2012 was $13.5 million, compared to $13.1 million for the same period in 2011. Average invested assets, including cash and cash equivalents, were $868.3 million in the six months ended June 30, 2012, compared to $827.2 million for the same period in 2011, an increase of 5.0%. The pre-tax investment yield on our investment portfolio was 3.1% per annum during the six months ended June 30, 2012, compared to 3.2% per annum during the same period in 2011. The tax-equivalent yield on our investment portfolio was 4.5% per annum for the first half of 2012 and 2011. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the six months ended June 30, 2012 totaled $1.9 million, compared to $0.2 million for the same period in 2011. Net realized gains in the first half of 2012 were attributable to called fixed maturity securities and from the sale of equity securities and fixed maturity securities from the available-for-sale portfolio. Net realized gains in the first half of 2011 primarily resulted from $0.4 million in gains from the sale of certain equity and fixed maturity securities from the available-for-sale portfolio. The gains were offset by an other-than-temporary impairment of $0.2 million on one asset-backed security from our held-to-maturity portfolio in the 2011 period.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $108.6 million for the six months ended June 30, 2012, compared to $90.8 million for the same period in 2011, an increase of $17.8 million, or 19.6%. The current accident year losses and LAE incurred were $106.8 million, or 76.5% of net premiums earned, compared to $94.1 million, or 78.2% of net premiums earned, for the same period in 2011. We recorded unfavorable prior accident year development of $1.8 million in the first half of 2012, compared to favorable prior accident year development of $3.3 million in the same period of 2011, as further discussed below in “Prior Year Development.” Our net loss ratio was 77.8% in the first half of 2012, compared to 75.4% for the same period of 2011.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the six months ended June 30, 2012 were $30.1 million, compared to $29.5 million for the same period in 2011, an increase of 2.0%. This increase was primarily due to a $1.9 million increase in commission expense, a $0.6 million increase in accounts receivable write-offs, a $0.5 million increase in insurance related assessments and a $0.4 million increase in mandatory pooling arrangement fees. Offsetting these increases was a $2.2 million increase in experience-rated commission, a decrease in premium taxes of $0.8 million and a decrease of $0.2 million in ceding commission related to our 2012 reinsurance agreement. Our expense ratio was 21.5% in the first half of 2012 compared to 24.5% in the same period of 2011.

Interest expense. Interest expense for the first six months of 2012 was $0.5 million, compared to $0.8 million for the same period in 2011. Weighted average borrowings for the six months ended June 30, 2012 were $22.5 million, compared to $36.1 for the same period of 2011. The weighted average interest rate increased to 4.3% per annum for the first half of 2012 from 4.2% for the same period of 2011.

Income tax expense. Income tax expense for the six months ended June 30, 2012 was $2.5 million, compared to $1.1 million for the same period in 2011. The increase was attributable to an increase in pre-tax income to $15.5 million in the first half of 2012 from $12.3 million in the first half of 2011. The effective tax rate also increased to 15.9% for the six months ended June 30, 2012 from 8.9% for the six months ended June 30, 2011. This increase is due to a lower level of tax-exempt investment income relative to our pre-tax income.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash.

Net cash provided by operating activities was $41.9 million for the six months ended June 30, 2012, which represented a $37.2 million increase from $4.7 million in net cash provided by operating activities for the six months ended June 30, 2011. This increase in operating cash flow was attributable to a $18.9 increase in payables for securities sold, a $15.0 million increase in premiums collected, a $3.6 million increase in reinsurance recoveries, a $2.9 million increase in investment income, a $2.5 million decrease in losses paid and a $1.4 million decrease in expense disbursements. Offsetting these increases was a $5.4 million increase in federal income taxes paid.

Net cash provided by investing activities was $2.0 million for the six months ended June 30, 2012, compared to net cash used in investment activities of $3.4 million for the same period in 2011. Cash provided by sales and maturities of investments totaled $148.1 million for the six months ended June 30, 2012, compared to $139.8 million for the same period in 2011. A total of $145.9 million in cash was used to purchase investments in the six months ended June 30, 2012, compared to $142.9 million in purchases for the same period in 2011.

Net cash used in financing activities in the six months ended June 30, 2012 was $12.6 million, compared to $0.2 million for the same period in 2011. In the six months ended June 30, 2012, $12.9 million of cash was used to redeem subordinated debt securities. During the six months ended June 30, 2012, there were no repurchases of outstanding shares of our common stock, compared to $2.9 million used for repurchases for the same period in 2011. Proceeds from stock option exercises totaled $0.2 million in the six months ended June 30, 2012, compared to $2.0 million for the same period in 2011.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, the Board reauthorized this program with a new limit of $25.0 million. There were no shares purchased during the six months ended June 30, 2012. During the six months ended June 30, 2011, 159,062 shares were purchased for $2.9 million, or an average price (including commissions) of $17.98 per share.

In May 2012, the Company’s Board of Directors authorized the redemption of the remaining $12.89 million principal amount of outstanding subordinated debt securities. The redemption is expected to occur in the third quarter of 2012, with the redemption being funded from available cash.

Investment Portfolio

As of June 30, 2012, our investment portfolio, including cash and cash equivalents, totaled $878.1 million, an increase of 5.9% from June 30, 2011. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities,” was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2012, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$419,483	47.7%
U.S. agency-based mortgage-backed securities	39,013	4.4%
Commercial mortgage-backed securities	51,540	5.9%
U.S. Treasury securities and obligations of U.S. Government agencies	11,042	1.3%
Corporate bonds	94,831	10.8%
Asset-backed securities	4,773	0.5%

Total fixed maturity securities—held-to-maturity	620,682	70.6%

Fixed maturity securities—available-for-sale:
States and political subdivisions	76,203	8.7%
U.S. agency-based mortgage-backed securities	4,221	0.5%
Corporate bonds	48,141	5.5%

Total fixed maturity securities—available-for-sale	128,565	14.7%

Equity securities	8,293	0.9%
Short-term investments	43,751	5.0%
Cash and cash equivalents	76,848	8.8%

Total investments, including cash and cash equivalents	$878,139	100.0%

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

Prior Year Development

The Company recorded unfavorable prior accident year development of $3.4 million in the three months ended June 30, 2012. The table below sets forth the favorable or unfavorable development for the three and six months ended June 30, 2012 and 2011 for accident years 2007 through 2011 and, collectively, for all accident years prior to 2007.

	Favorable/(Unfavorable) Development
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(in millions)
Accident Year
2011	$(3.2)	$—	$(3.2)	$—
2010	(2.0)	(5.4)	(5.6)	(19.1)
2009	0.3	—	0.3	—
2008	0.1	1.5	0.4	3.7
2007	—	1.8	2.8	7.9
Prior to 2007	1.4	3.3	3.5	10.8

Total net development	$(3.4)	$1.2	$(1.8)	$3.3

The table below sets forth the number of open claims as of June 30, 2012 and 2011, and the number of claims reported and closed during the three and six months then ended.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Open claims at beginning of period	5,097	5,101	5,184	5,129
Claims reported	1,523	1,484	2,894	2,819
Claims closed	(1,561)	(1,453)	(3,019)	(2,816)

Open claims at end of period	5,059	5,132	5,059	5,132

The number of open claims at June 30, 2012 decreased by 73 claims as compared to the number of open claims at June 30, 2011. Efforts continue to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted).

At June 30, 2012, our incurred amounts for certain accident years, particularly 2006, 2007, 2008 and 2009 have not developed to the degree management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of June 30, 2012, actual results for these accident years have been lower than our assumptions would have predicted. At the same time, actual results for accident years 2010 and 2011 are higher than we predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect these changes and, over time, will impact the reserves we establish for future claims.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see Item 1, “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1, 2012 to April 30, 2012	—	—	—	24,388
May 1, 2012 to May 31, 2012	—	—	—	24,388
June 1, 2012 to June 30, 2012	—	—	—	24,388

Total	—		—

(1)	Average price per share includes commissions.
(2)	The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, the Board reauthorized this program with a new limit of $25.0 million. Unless reauthorized, the program will expire on December 31, 2012.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 27, 2012)

10.2	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

10.3	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

August 3, 2012	/S/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 3, 2012	/S/ G. JANELLE FROST
G. Janelle Frost
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 27, 2012)

10.2	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

10.3	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.