Form 10-Q
period 2012-09-30
AMERISAFE INC
filed 2012-11-06
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 1, 2012, there were 18,187,226 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)	(As Adjusted)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $654,175 and $685,242 in 2012 and 2011, respectively)	$607,681	$646,048
Fixed maturity securities—available-for-sale, at fair value (cost $141,541 and $98,077 in 2012 and 2011, respectively)	147,131	100,742
Equity securities—available-for-sale, at fair value (cost $6,592 and $11,776 in 2012 and 2011, respectively)	7,117	12,240
Short-term investments	51,345	46,944

Total investments	813,274	805,974
Cash and cash equivalents	69,345	45,536
Amounts recoverable from reinsurers	98,154	96,212
Premiums receivable, net	143,202	121,223
Deferred income taxes	31,417	30,048
Accrued interest receivable	9,846	9,520
Property and equipment, net	7,665	7,628
Deferred policy acquisition costs	18,830	16,578
Federal income tax recoverable	463	—
Other assets	10,659	11,254

	$1,202,855	$1,143,973

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$564,243	$538,214
Unearned premiums	142,527	118,699
Reinsurance premiums payable	273	1,226
Amounts held for others	38,163	29,981
Policyholder deposits	37,744	37,228
Insurance-related assessments	22,190	19,071
Payable for investments purchased	1,264	616
Accounts payable and other liabilities	24,312	23,721
Subordinated debt securities	—	25,780

	830,716	794,536

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2012 and 2011; 19,445,476 and 19,408,512 shares issued and 18,187,226 and 18,150,262 shares outstanding in 2012 and 2011, respectively	194	194
Additional paid-in capital	186,410	185,734
Treasury stock at cost (1,258,250 shares in 2012 and 2011)	(22,370)	(22,370)
Accumulated earnings	203,791	183,664
Accumulated other comprehensive income, net	4,114	2,215

	372,139	349,437

	$1,202,855	$1,143,973

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Revenues
Gross premiums written	$77,283	$65,698	$247,683	$209,973
Ceded premiums written	(4,032)	(3,517)	(11,907)	(10,487)

Net premiums written	$73,251	$62,181	$235,776	$199,486

Net premiums earned	$72,425	$64,454	$211,948	$184,804
Net investment income	6,801	6,495	20,320	19,638
Net realized gains on investments	985	512	2,913	760
Fee and other income	163	282	484	551

Total revenues	80,374	71,743	235,665	205,753

Expenses
Loss and loss adjustment expenses incurred	53,851	49,327	162,414	140,079
Underwriting and certain other operating costs	6,128	6,729	15,338	17,457
Commissions	5,405	4,800	16,099	13,583
Salaries and benefits	4,962	4,821	15,120	14,768
Interest expense	80	277	566	1,036
Policyholder dividends	945	271	1,659	990

Total expenses	71,371	66,225	211,196	187,913

Income before income taxes	9,003	5,518	24,469	17,840
Income tax expense	1,882	634	4,342	1,732

Net income	7,121	4,884	20,127	16,108

Net income available to common shareholders	$7,121	$4,884	$20,127	$16,108

Earnings per share
Basic	$0.39	$0.27	$1.11	$0.88

Diluted	$0.38	$0.26	$1.08	$0.86

Shares used in computing earnings per share
Basic	18,173,062	18,294,040	18,154,690	18,306,516

Diluted	18,583,980	18,708,721	18,576,405	18,766,733

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Net income	$7,121	$4,884	$20,127	$16,108

Other comprehensive income:
Unrealized gain on securities, net of tax	1,449	817	1,899	1,295
Change in deferred tax valuation allowance	—	461	—	682

Comprehensive income	$8,570	$6,162	$22,026	$18,085

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amounts
Balance at December 31, 2011, as previously reported	19,408,512	$194	(1,258,250)	$(22,370)	$185,734	$185,079	$2,215	$350,852
Cumulative effect of accounting change – deferred policy acquisition costs	—	—	—	—	—	(1,415)	—	(1,415)
Balance at December 31, 2011, as adjusted	19,408,512	$194	(1,258,250)	$(22,370)	$185,734	$183,664	$2,215	$349,437
Comprehensive income	—	—	—	—	—	20,127	1,899	22,026
Options exercised	22,800	—	—	—	205	—	—	205
Tax benefit from share-based payments	—	—	—	—	132	—	—	132
Restricted common stock issued	14,164	—	—	—	171	—	—	171
Share-based compensation	—	—	—	—	168	—	—	168

Balance at September 30, 2012	19,445,476	$194	(1,258,250)	$(22,370)	$186,410	$203,791	$4,114	$372,139

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
		(As Adjusted)
Operating Activities
Net income	$20,127	$16,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	799	778
Net amortization of investments	7,504	4,559
Deferred income taxes	(2,392)	1,169
Net realized gains on investments	(2,913)	(760)
Loss on sale of asset	1	—
Share-based compensation	431	361
Changes in operating assets and liabilities:
Premiums receivable, net	(21,979)	(10,465)
Accrued interest receivable	(326)	(1,511)
Deferred policy acquisition costs	(2,252)	(2,959)
Other assets and federal income tax recoverable	131	(3,105)
Reserves for loss and loss adjustment expenses	26,029	45
Unearned premiums	23,828	14,681
Reinsurance balances	(2,895)	1,634
Amounts held for others and policyholder deposits	8,698	3,303
Accounts payable and other liabilities	4,263	5,934

Net cash provided by operating activities	59,054	29,772

Investing Activities
Purchases of investments held-to-maturity	(72,441)	(59,697)
Purchases of investments available-for-sale	(84,680)	(76,551)
Purchases of short-term investments	(61,002)	(64,623)
Proceeds from maturities of investments held-to-maturity	105,590	76,513
Proceeds from sales and maturities of investments available-for-sale	48,208	23,554
Proceeds from sales and maturities of short-term investments	55,360	96,961
Purchases of property and equipment	(837)	(683)

Net cash used in investing activities	(9,802)	(4,526)

Financing Activities
Proceeds from stock option exercises	205	1,993
Tax benefit from share-based payments	132	701
Treasury shares purchased	—	(9,656)
Redemption of subordinate debt security	(25,780)	(10,310)

Net cash used in financing activities	(25,443)	(17,272)

Change in cash and cash equivalents	23,809	7,974
Cash and cash equivalents at beginning of period	45,536	60,966

Cash and cash equivalents at end of period	$69,345	$68,940

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

In March 2012, the compensation committee of our board of directors granted 2,331 shares of restricted common stock to two executive officers. The award was made pursuant to the Company’s 2012 Incentive Plan.

In May 2012, the Company granted 4,000 shares of restricted common stock in connection with the employment of a new officer. The award was made pursuant to the Company’s 2005 Incentive Plan.

During the nine months ended September 30, 2012, options to purchase 22,800 shares of common stock were exercised. During the nine months ended September 30, 2011, options to purchase 217,750 shares of common stock were exercised. In connection with these exercises, the Company received $0.2 million of stock option proceeds in the current year and $2.0 million of stock option proceeds in the same period in 2011.

The Company recognized share-based compensation expense of $0.2 million in the quarters ended September 30, 2012 and $0.1 million in the same period in 2011. The Company recognized share-based compensation expense of $0.4 million in the nine months ended September 30, 2012, and 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$7,121	$4,884	$20,127	$16,108

Basic weighted average common shares	18,173,062	18,294,040	18,154,690	18,306,516

Basic earnings per common share	$0.39	$0.27	$1.11	$0.88

Diluted EPS:
Net income	$7,121	$4,884	$20,127	$16,108

Diluted weighted average common shares:
Weighted average common shares	18,173,062	18,294,040	18,154,690	18,306,516
Stock options	409,382	405,207	408,108	451,613
Restricted stock	1,363	9,474	9,281	8,604
Long-term incentive plan	173	—	4,326	—

Diluted weighted average common shares	18,583,980	18,708,721	18,576,405	18,766,733

Diluted earnings per common share	$0.38	$0.26	$1.08	$0.86

Note 4. Investments

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as held-to-maturity at September 30, 2012 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$414,904	$32,844	$(50)	$447,698
Corporate bonds	90,067	1,799	(8)	91,858
Commercial mortgage-backed securities	51,535	6,673	—	58,208
U.S. agency-based mortgage-backed securities	35,666	3,628	(8)	39,286
U.S. Treasury securities and obligations of U.S. Government agencies	11,035	1,756	—	12,791
Asset-backed securities	4,474	158	(298)	4,334

Total	$607,681	$46,858	$(364)	$654,175

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at September 30, 2012 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivision	$91,690	$5,162	$(51)	$96,801
Corporate bonds	38,672	617	(21)	39,268
U.S. agency-based mortgage-backed securities	11,179	25	(142)	11,062

Total fixed maturity	141,541	5,804	(214)	147,131
Equity securities	6,592	605	(80)	7,117

Total	$148,133	$6,409	$(294)	$154,248

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

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at September 30, 2012, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
	(In thousands)
Less than one year	$84,868	$85,406
One to five years	158,940	168,395
Five to ten years	135,868	151,719
More than ten years	136,330	146,827
U.S. agency-based mortgage-backed securities	35,666	39,286
Commercial mortgage-backed securities	51,535	58,208
Asset-backed securities	4,474	4,334

Total	$607,681	$654,175

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at September 30, 2012, by contractual maturity, is as follows:

Remaining Time to Maturity	Amortized Cost	Fair Value
	(In thousands)
Less than one year	$11,024	$11,045
One to five years	20,300	20,627
Five to ten years	18,793	19,439
More than ten years	80,245	84,958
U.S. agency-based mortgage-backed securities	11,179	11,062

Total	$141,541	$147,131

The following table summarizes, as of September 30, 2012, gross unrealized losses on securities that were at a loss for either less than twelve months or twelve months or greater:

	As of September 30, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$4,676	$8	$—	$—	$4,676	$8
States and political subdivisions	9,847	34	3,000	16	12,847	50
U.S. agency-based mortgage-backed securities	—	—	137	8	137	8
Asset-backed securities	—	—	2,262	298	2,262	298

Total held-to-maturity securities	14,523	42	5,399	322	19,922	364

Available-for Sale
Fixed maturity securities:
Corporate bonds	$5,965	$21	$—	$—	$5,965	$21
States and political subdivisions	1,322	51	—	—	1,322	51
U.S. agency-based mortgage-backed securities	7,867	142	—	—	7,867	142
Equity Securities	2,827	80	—	—	2,827	80

Total available-for-sale securities	17,981	294	—	—	17,981	294

Total	$32,504	$336	$5,399	$322	$37,903	$658

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

In the three months ended September 30, 2012, we sold equity and fixed maturity securities classified as available-for-sale. The carrying value of these securities at disposal was $11.1 million with realized gains on the sale of these securities of $0.9 million. In the three months ended September 30, 2011, we sold fixed maturity securities classified as available-for-sale. The carrying value of these securities at disposal was $9.6 million with realized gains on the sale of these securities of $0.5 million.

In the nine months ended September 30, 2012, we sold equity and fixed maturity securities classified as available-for-sale. The carrying value of these securities at disposal was $31.2 million with realized gains on the sale of these securities of $2.7 million for the nine months ended September 30, 2012, compared to a carrying value of $22.4 million and realized gains of $0.9 million for the same period in 2011.

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

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of September 30, 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended September 30, 2012 and 2011.

The effective tax rate increased to 17.7% for the nine months ended September 30, 2012 from 9.7% for the nine months ended September 30, 2011. This increase is due to a lower level of tax-exempt investment income relative to our pre-tax income.

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

Note 6. Comprehensive Income

Comprehensive income was $9.0 million for the three months ended September 30, 2012, as compared to $6.2 million for the three months ended September 30, 2011. Comprehensive income was $22.0 million for the nine months ended September 30, 2012, as compared to $18.1 million for the same period in 2011. The difference between net income as reported and comprehensive income for the three months ended September 30, 2012 was due to changes in unrealized gains and losses, net of tax of $1.4 million compared to $0.8 million change in unrealized gains and losses, net of tax and a change in the deferred tax asset valuation allowance of $0.5 million for the same period in 2011. The difference between net income as reported and comprehensive income for the nine months ended September 30, 2012 was due to changes in unrealized gains and losses, net of tax of $1.9 million compared to $1.3 million change in unrealized gains and losses, net of tax and a change in the deferred tax asset valuation allowance of $0.7 million for the same period in 2011.

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2012.

At September 30, 2012, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity
Domestic common stock	$7,117	$—	$—	$7,117
Securities available for sale—fixed maturity
States and political subdivisions	—	96,801	—	96,801
Corporate bonds	—	39,268	—	39,268
U.S. agency-based mortgage-backed securities	—	11,062	—	11,062

Total available for sale—fixed maturity	—	$147,131	$—	$147,131

Total available for sale	$7,117	$147,131	$—	$154,248

At December 31, 2011, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity
Domestic common stock	$11,460	$—	$—	$11,460
Securities available for sale—fixed maturity
States and political subdivisions	—	57,762	—	57,762
Corporate bonds	—	42,980	—	42,980

Total available for sale—fixed maturity	—	$100,742	$—	$100,742

Total available for sale	$11,460	$100,742	$—	$112,202

In addition, the Company held no common securities in unconsolidated variable interest entities at September 30, 2012 compared to $0.8 million at December 31, 2011, which were carried at cost. These variable interest entities are further discussed below in Note 9.

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

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	As of September 30, 2012		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Fixed maturity securities—held-to-maturity	$607,681	$654,175	$646,048	$685,242
Fixed maturity securities—available-for-sale	147,131	147,131	100,742	100,742
Equity securities	7,117	7,117	12,240	12,240
Cash and cash equivalents	69,345	69,345	45,536	45,536
Short-term Investments	51,345	51,345	46,944	46,944
Liabilities:
Subordinated debt securities:
ACT II	—	—	25,780	25,780

Note 8. Treasury Stock

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, the Board reauthorized this program with a new limit of $25.0 million. In October 2012, the Board extended the share repurchase program through December 31, 2013. There were no shares purchased during the three or nine months ended September 30, 2012. During the three months ended September 30, 2011, 357,970 shares were purchased for $6.8 million, or an average price (including commissions) of $18.99 per share. During the nine months ended September 30, 2011, 517,032 shares were purchased for $9.7 million, or an average price (including commissions) of $18.67 per share.

Note 9. Variable Interest Entities

In 2003, the Company formed Amerisafe Capital Trust I (“ACT I”) for the sole purpose of issuing $10.0 million in trust preferred securities. ACT I used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $10.3 million of subordinated debt securities from the Company. In July 2011, the Company redeemed all $10.3 million of subordinated debt securities from ACT I and the trust was canceled.

In 2004, the Company formed Amerisafe Capital Trust II (“ACT II”) for the sole purpose of issuing $25.0 million in trust preferred securities. ACT II used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $25.8 million of subordinated debt securities from the Company. In May 2012, the Company redeemed $12.9 million of the $25.8 million aggregate principal amount of subordinated debt securities. In May 2012, the Company’s Board of Directors authorized the redemption of the remaining $12.9 million principal amount of subordinated debt securities. The Company redeemed the remaining shares from ACT II in August 2012 and the trust was canceled.

Note 10. Recently Issued Accounting Pronouncements

In October 2010, the FASB issued Accounting Standards Update 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (previously referred to as Emerging Issues Task Force (“EITF”) Issue 09-G). This guidance changes the accounting for costs associated with acquiring or renewing insurance contracts in response to diversity in practice in the capitalization and amortization of those costs. Under the new guidance, deferrable costs will be limited to incremental direct costs of successful contract acquisition incurred with independent third parties and the portion of total employee compensation and payroll-related fringe benefits related to time spent performing specified acquisition activities (e.g., underwriting, policy issuance and processing) for successful acquisition efforts. Companies will have a choice between prospective and retrospective adoption. The new guidance is effective for fiscal years beginning after December 15, 2011. Pursuant to the new guidance, the Company adopted the standard on a retrospective basis. The Company’s adoption resulted in a $2.2 million reduction of deferred policy acquisition costs, a $0.8 million decrease in deferred income tax liabilities and a $1.4 million decrease to shareholders’ equity at December 31, 2011. The adjustment to shareholders’ equity resulted in a reduction in book value of $0.08 per share based on the number of shares outstanding at January 1, 2012. The impact on the Company’s results of operations at September 30, 2012 was not material.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1of Part I of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2012 and 2011. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$77,283	$65,698	$247,683	$209,973
Net premiums earned	72,425	64,454	211,948	184,804
Net investment income	6,801	6,495	20,320	19,638
Total revenues	80,374	71,743	235,665	205,753
Total expenses	71,371	66,225	211,196	187,913
Net income	7,121	4,884	20,127	16,108
Diluted earnings per common share	$0.38	$0.26	$1.08	$0.86

Other Key Measures
Net combined ratio (1)	98.5%	102.3%	99.4%	101.1%
Return on average equity (2)	7.7%	5.7%	7.4%	6.4%
Book value per share (3)	$20.46	$18.84	$20.46	$18.84

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current period’s net premiums earned.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period.
(3)	Book value per share is calculated by dividing shareholders’ equity by total outstanding shares.

Consolidated Results of Operations for Three Months Ended September 30, 2012 Compared to September 30, 2011

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2012 were $77.3 million, compared to $65.7 million for the same period in 2011, an increase of 17.6%. The increase was attributable to a $10.2 million increase in annual premiums on voluntary policies written during the period, a $0.6 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters, a $0.6 million increase in assumed premium from mandatory pooling arrangements, and a $0.2 million increase in premium on direct assignment policies.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2012 were $73.3 million, compared to $62.2 million for the same period in 2011, an increase of 17.8%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.3% for the third quarter of 2012, compared to 5.2% for the third quarter of 2011. For additional information, see “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Net Premiums Earned. Net premiums earned for the third quarter of 2012 were $72.4 million, compared to $64.5 million for the same period in 2011, an increase of 12.4%. The increase was attributable to the increase in net premiums written in the quarter, offset by an increase in unearned premiums.

Net Investment Income. Net investment income for the quarter ended September 30, 2012 was $6.8 million compared to $6.5 million for the same period in 2011. Average invested assets, including cash and cash equivalents, were $880.8 million in the quarter ended September 30, 2012, compared to $830.5 million for the same period in 2011, an increase of 6.1%. The pre-tax investment yield on our investment portfolio was 3.1% per annum during the quarters ended September 30, 2012 and September 30, 2011. The tax-equivalent yield on our investment portfolio was 4.5% per annum for the quarter ended September 30, 2012 and 4.6% for the same period in 2011. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended September 30, 2012 totaled $1.0 million, compared to $0.5 million for the same period in 2011. Net realized gains in the third quarter of 2012 were attributable to called fixed maturity securities and the sale of equity securities and fixed maturity securities from the available-for-sale portfolio. Net realized gains in the third quarter of 2011 were attributable to realized gains from the sale of equity securities and fixed maturity securities from the available for sale portfolio.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $53.9 million for the three months ended September 30, 2012, compared to $49.3 million for the same period in 2011, an increase of $4.5 million, or 9.2%. The current accident year losses and LAE incurred were $55.4 million, or 76.5% of net premiums earned, compared to $50.4 million, or 78.2% of net premiums earned, for the same period in 2011. We recorded favorable prior accident year development of $1.6 million in the third quarter of 2012, compared to favorable development of $1.1 million in the same period of 2011, as further discussed below in “Prior Year Development.” Our net loss ratio was 74.4% in the third quarter of 2012, compared to 76.5% for the same period of 2011.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2012 were $16.5 million, compared to $16.3 million for the same period in 2011, an increase of 0.9%. This increase was primarily due to a $0.6 million increase in commission expense and a $0.2 million increase in mandatory pooling arrangement fees. Offsetting these increases was a $0.8 million increase in experience-rated commissions and a decrease in insurance related assessments of $0.2 million. Our expense ratio decreased to 22.8% in the third quarter of 2012 from 25.4% in the third quarter of 2011 mostly as a result of the increase in net premiums earned during the period of 12.4%.

Interest expense. Interest expense for the third quarter of 2012 was $0.1 million, compared to $0.3 million for the same period in 2011. Weighted average borrowings for the quarter ended September 30, 2012 were $6.4 million, compared to $26.4 million for the same period in 2011. The decrease was due to the redemption of $25.8 million of subordinated debt securities in 2012. The weighted average interest rate increased to 4.3% per annum for the third quarter of 2012 from 4.1% per annum for the third quarter of 2011.

Income tax expense. Income tax expense for the three months ended September 30, 2012 was $1.9 million, compared to $0.6 million for the same period in 2011. The increase was attributable to an increase in pre-tax income to $9.0 million in the quarter ended September 30, 2012 from $5.5 million in the same period in 2011. The effective tax rate increased to 20.9% in the third quarter of 2012 from 11.5% in the third quarter of 2011. The increase in the effective tax rate was attributable to a lower ratio of tax-exempt investment income to pre-tax income in the third quarter of 2012 compared to the third quarter of 2011.

Consolidated Results of Operations for Nine Months Ended September 30, 2012 Compared to September 30, 2011

Gross Premiums Written. Gross premiums written for the first nine months of 2012 were $247.7 million, compared to $210.0 million for the same period in 2011, an increase of 18.0%. The increase was attributable to a $24.6 million increase in annual premiums on voluntary policies written during the period, a $10.9 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters, a $1.9 million increase in assumed premium from mandatory pooling arrangements, and a $0.3 million increase in premium on direct assignment policies.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2012 were $235.8 million, compared to $199.5 million for the same period in 2011, an increase of 18.2%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.3% for the first nine months of 2012, compared to 5.4% for the first nine months of 2011. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2012 reinsurance treaties.

Net Premiums Earned. Net premiums earned for the first nine months of 2012 were $211.9 million, compared to $184.8 million for the same period in 2011, an increase of 14.7%. The increase was attributable to the increase in net premiums written, offset by an increase in unearned premiums.

Net Investment Income. Net investment income for the first nine months of 2012 was $20.3 million, compared to $19.6 million for the same period in 2011. Average invested assets, including cash and cash equivalents, were $872.3 million in the nine months ended September 30, 2012, compared to $828.4 million for the same period in 2011, an increase of 5.3%. The pre-tax investment yield on our investment portfolio was 3.1% per annum during the nine months ended September 30, 2012 and 2011. The tax-equivalent yield on our investment portfolio was 4.5% per annum for the first nine months of 2012 compared to 4.6% for the same period in 2011. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the nine months ended September 30, 2012 totaled $2.9 million, compared to $0.8 million for the same period in 2011. Net realized gains in the first nine months of 2012 were attributable to called fixed maturity securities and from the sale of equity securities and fixed maturity securities from the available-for-sale portfolio. Net realized gains in the first nine months of 2011 primarily resulted from $0.9 million in gains from called fixed maturity securities, the sale of equity securities and the sale of fixed maturity securities from the available-for-sale portfolio. The gains were offset by an other-than-temporary impairment of $0.2 million on one asset-backed security from our held-to-maturity portfolio in the 2011 period.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $162.4 million for the nine months ended September 30, 2012, compared to $140.1 million for the same period in 2011, an increase of $22.3 million, or 15.9%. The current accident year losses and LAE incurred were $162.2 million, or 76.5% of net premiums earned, compared to $144.5 million, or 78.2% of net premiums earned, for the same period in 2011. We recorded unfavorable prior accident year development of $0.2 million in the first nine months of 2012, compared to favorable prior accident year development of $4.4 million in the same period of 2011, as further discussed below in “Prior Year Development.” Our net loss ratio was 76.6% in the first nine months of 2012, compared to 75.8% for the same period of 2011.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2012 were $46.6 million, compared to $45.8 million for the same period in 2011, an increase of 1.6%. This increase was primarily due to a $2.5 million increase in commission expense, a $0.7 million increase in accounts receivable write-offs, a $0.6 million increase in mandatory pooling arrangement fees and an increase in compensation of $0.3 million. Offsetting these increases was a $3.1 million increase in experience-rated commission, a decrease in premium taxes of $0.6 million and a decrease of $0.3 million in ceding commission related to our 2012 reinsurance agreement. Our expense ratio decreased to 22.0% in the first nine months of 2012 from 24.8% in the same period of 2011 mostly as a result of the increase in net premiums earned during the period of 14.7%.

Interest expense. Interest expense for the first nine months of 2012 was $0.6 million, compared to $1.0 million for the same period in 2011. Weighted average borrowings for the nine months ended September 30, 2012 were $17.1 million, compared to $33.0 for the same period of 2011. The decrease was due to the redemption of $25.8 million of subordinated debt securities in 2012. The weighted average interest rate increased to 4.3% per annum for the first nine months of 2012 from 4.2% for the same period of 2011.

Income tax expense. Income tax expense for the nine months ended September 30, 2012 was $4.3 million, compared to $1.7 million for the same period in 2011. The increase was attributable to an increase in pre-tax income to $24.5 million in the first nine months of 2012 from $17.8 million in the first nine months of 2011. The effective tax rate also increased to 17.7% for the nine months ended September 30, 2012 from 9.7% for the nine months ended September 30, 2011. This increase is due to a lower level of tax-exempt investment income relative to our pre-tax income.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash.

Net cash provided by operating activities was $59.0 million for the nine months ended September 30, 2012, which represented a $29.2 million increase from $29.8 million in net cash provided by operating activities for the nine months ended September 30, 2011. This increase in operating cash flow was attributable to a $22.7 million increase in premiums collected, a $4.8 million decrease in underwriting expenses paid, a $4.8 million increase in investment income and a $4.4 million increase in payable for securities sold. Offsetting these increases was a $5.4 million increase in federal income taxes paid.

Net cash used in investing activities was $9.8 million for the nine months ended September 30, 2012, compared to net cash used in investment activities of $4.5 million for the same period in 2011. Cash provided by sales and maturities of investments totaled $209.2 million for the nine months ended September 30, 2012, compared to $197.0 million for the same period in 2011. A total of $218.1 million in cash was used to purchase investments in the nine months ended September 30, 2012, compared to $200.9 million in purchases for the same period in 2011.

Net cash used in financing activities in the nine months ended September 30, 2012 was $25.4 million, compared to $17.3 million for the same period in 2011. In the nine months ended September 30, 2012, $25.8 million of cash was used to redeem subordinated debt securities compared to $10.3 million for the same period in 2011. During the nine months ended September 30, 2012, there were no repurchases of outstanding shares of our common stock, compared to $9.7 million used for repurchases for the same period in 2011. Proceeds from stock option exercises totaled $0.2 million in the nine months ended September 30, 2012, compared to $2.0 million for the same period in 2011. During the nine months ended September 30, 2012, there was a tax benefit of share based payments in the amount of $0.1 million, compared to $0.7 for the same period in 2011.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, the Board reauthorized this program with a new limit of $25.0 million. In October 2012, the Board extended the share repurchase program through December 31, 2013. There were no shares purchased during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, 517,032 shares were purchased for $9.7 million, or an average price (including commissions) of $18.67 per share.

In May 2012, the Company’s Board of Directors authorized the redemption of the remaining $12.9 million principal amount of outstanding subordinated debt securities. The redemption occurred in August of 2012.

Investment Portfolio

As of September 30, 2012, our investment portfolio, including cash and cash equivalents, totaled $882.6 million, an increase of 5.5% from September 30, 2011. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities,” was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2012, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$414,904	47.0%
U.S. agency-based mortgage-backed securities	35,666	4.0%
Commercial mortgage-backed securities	51,535	5.8%

U.S. Treasury securities and obligations of U.S. Government agencies	11,035	1.3%
Corporate bonds	90,067	10.2%
Asset-backed securities	4,474	0.5%

Total fixed maturity securities—held-to-maturity	607,681	68.8%

Fixed maturity securities—available-for-sale:
States and political subdivisions	96,801	11.0%
U.S. agency-based mortgage-backed securities	11,062	1.3%
Corporate bonds	39,268	4.4%

Total fixed maturity securities—available-for-sale	147,131	16.7%

Equity securities	7,117	0.8%
Short-term investments	51,345	5.8%
Cash and cash equivalents	69,345	7.9%

Total investments, including cash and cash equivalents	$882,619	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year development of $1.6 million in the three months ended September 30, 2012 and an unfavorable prior accident year development of $0.2 million for the nine months then ended. The table below sets forth the favorable or unfavorable development for the three and nine months ended September 30, 2012 and 2011 for accident years 2007 through 2011 and, collectively, for all accident years prior to 2007.

	Favorable/(Unfavorable) Development
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(in millions)
Accident Year
2011	$—	$—	$(3.2)	$—
2010	—	(1.4)	(5.6)	(20.5)
2009	0.1	0.2	0.4	0.2
2008	0.5	0.3	1.0	4.0
2007	0.4	1.0	3.2	8.9
Prior to 2007	0.6	1.0	4.0	11.8

Total net development	$1.6	$1.1	$(0.2)	$4.4

The table below sets forth the number of open claims as of September 30, 2012 and 2011, and the number of claims reported and closed during the three and nine months then ended.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Open claims at beginning of period	5,059	5,132	5,184	5,129
Claims reported	1,574	1,765	4,468	4,584
Claims closed	(1,413)	(1,442)	(4,432)	(4,258)

Open claims at end of period	5,220	5,455	5,220	5,455

The number of open claims at September 30, 2012 decreased by 235 claims as compared to the number of open claims at September 30, 2011. Efforts continue to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted).

At September 30, 2012, our incurred amounts for certain accident years, particularly 2006, 2007, 2008 and 2009 have not developed to the degree management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of September 30, 2012, actual results for these accident years have been lower than our assumptions would have predicted. At the same time, actual results for accident years 2010 and 2011 are higher than we predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect these changes and, over time, will impact the reserves we establish for future claims.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms. We note that the design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

There have not been any changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
July 1, 2012 to July 31, 2012	—	—	—	24,388
August 1, 2012 to August 31, 2012	—	—	—	24,388
September 1, 2012 to September 30, 2012	—	—	—	24,388

Total	—		—

(1)	Average price per share includes commissions.
(2)	The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, the Board reauthorized this program with a new limit of $25.0 million. Unless reauthorized, the program will expire on December 31, 2012.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 27, 2012)

10.2	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

10.3	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 15, 2012)

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

November 5, 2012	/S/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 5, 2012	/S/ G. JANELLE FROST
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