Form 10-K
period 2012-12-31
AMERISAFE INC
filed 2013-03-06
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $469.1 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of March 1, 2013, there were 18,332,636 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2013 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

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

Overview

We are a specialty provider of workers’ compensation insurance focused on small to mid-sized employers engaged in hazardous industries, principally construction, trucking, manufacturing and agriculture. Since commencing operations in 1986, we have gained significant experience underwriting the complex workers’ compensation exposures inherent in these industries. We provide coverage to employers under state and federal workers’ compensation laws. These laws prescribe wage replacement and medical care benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our workers’ compensation insurance policies provide benefits to injured employees for, among other things, temporary or permanent disability, death and medical and hospital expenses. The benefits payable and the duration of those benefits are set by state or federal law. The benefits vary by jurisdiction, the nature and severity of the injury and the wages of the employee. The employer, who is the policyholder, pays the premiums for coverage.

Hazardous industry employers tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target policyholders. For example, our construction employers on average paid premium rates equal to $7.81per $100 of payroll to obtain workers’ compensation coverage for all of their employees in 2012.

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

AMERISAFE is an insurance holding company and was incorporated in Texas in 1985. We began operations in 1986 by focusing on workers’ compensation insurance for logging contractors in the southeast United States. Beginning in 1994, we expanded our focus to include the other hazardous industries we serve today. Two of our three insurance subsidiaries, American Interstate Insurance Company and Silver Oak Casualty, are domiciled in Louisiana. Our other insurance subsidiary, American Interstate Insurance Company of Texas, is domiciled in Texas.

Financial data included in this report for periods prior to 2012 has been adjusted to conform with the current year presentation.

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries. We have extensive experience insuring employers engaged in hazardous industries and have a history of profitably underwriting these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 91.5% in 2012.

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

Specialized Underwriting Expertise. Based on our 27-year history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools that support our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new and renewal business. We do not delegate underwriting authority to agencies, marketers or to any other third parties that sell our insurance.

Comprehensive Safety Services. We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention, and encourage safer workplaces by deploying experienced field safety professionals, or FSPs, to our policyholders’ worksites. In 2012, 88.0% of our new voluntary business policyholders were subject to pre-quotation safety inspections. Additionally, we perform periodic on-site safety surveys of all of our voluntary business policyholders.

Proactive Claims Management. Our employees manage substantially all of our open claims in-house, utilizing intensive claims management practices that emphasize a personalized approach, as well as quality, cost-effective medical treatment. As of December 31, 2012, open indemnity claims per field case manager, or FCM, averaged 52 claims, which we believe is significantly less than the industry average. We also believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation and more rapidly close claims, all of which ultimately lead to lower overall claim costs.

Efficient Operating Platform. Through extensive cost management initiatives, we maintain one of the most efficient operations in the workers’ compensation industry. In 2012 our expense ratio was 21.1%. We believe that our expense ratio is substantially lower than that of our competitors, which gives us a greater opportunity to generate an underwriting profit.

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

Prudent and Opportunistic Geographic Expansion. While we actively market our insurance in 30 states and the District of Columbia 53.3% of our voluntary in-force premiums were generated in the seven states where we derived 5.0% or more of our gross premiums written in 2012. We are licensed in an additional 17 states and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so.

Capitalize on Development of Information Technology System. We believe our underwriting and agency management system, GEAUX, along with our customized operational system, ICAMS, and the analytical data warehouse that ICAMS feeds, significantly enhance our ability to select risk, write profitable business and cost-effectively administer our billing, claims and audit functions.

Maintain Capital Strength. We plan to manage our capital to achieve our profitability goals while striving for optimal operating leverage for our insurance company subsidiaries. To accomplish this objective, we intend to maintain underwriting profitability throughout market cycles, optimize our use of reinsurance, deploy appropriate capital management tools and produce an appropriate risk adjusted return on our growing investment portfolio.

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

Workers’ compensation was the fourth-largest property and casualty insurance line in the United States in 2011, according to the National Council on Compensation Insurance, Inc., the NCCI. Direct premiums written in 2011 for the workers’ compensation insurance industry were $44 billion, and direct premiums written for the property and casualty industry as a whole were $502 billion. According to the most recent market data reported by the NCCI, which is the official rating bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business were $12 billion in 2011.

Policyholders

As of December 31, 2012, we had more than 7,300 voluntary business policyholders with an average annual workers’ compensation policy written premium of $38,670. The number of policyholders is slightly reduced from 2011 due to underwriting initiatives raising minimum policy size and pricing initiatives. As of

December 31, 2012, our ten largest voluntary business policyholders accounted for 3.9% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 91.5% in 2012, 92.0% in 2011, and 92.7% in 2010.

In addition to our voluntary workers’ compensation business, we underwrite workers’ compensation policies for employers assigned to us and assume reinsurance premiums from mandatory pooling arrangements, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. Our assigned risk business fulfills our statutory obligation to participate in residual market plans in four states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2012, our assigned risk business accounted for 0.8% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 1.6% of our gross premiums written.

Targeted Industries

We provide workers’ compensation insurance primarily to employers in the following targeted hazardous industries:

Construction. Includes a broad range of operations such as highway and bridge construction, building and maintenance of pipeline and powerline networks, excavation, commercial construction, roofing, iron and steel erection, tower erection and numerous other specialized construction operations. In 2012, our average policy premium for voluntary workers’ compensation within the construction industry was $37,616, or $7.81 per $100 of payroll.

Trucking. Includes a broad spectrum of diverse operations including contract haulers, regional and local freight carriers, special equipment transporters and other trucking companies that conduct a variety of short- and long-haul operations. In 2012, our average policy premium for voluntary workers’ compensation within the trucking industry was $40,791, or $9.67 per $100 of payroll.

Manufacturing. Includes a diverse group of policyholders’ businesses such as the production of goods for use or sale using labor and machines, tools, chemical and biological processing or formulation. In 2012, our average policy premium for voluntary workers’ compensation within the manufacturing industry was $38,182, or $5.35 per $100 of payroll.

Agriculture. Includes crop maintenance and harvesting, grain and produce operations, nursery operations, meat processing, and livestock feed and transportation. In 2012, our average policy premium for voluntary workers’ compensation within the agriculture industry was $31,216, or $6.23 per $100 of payroll.

Oil and Gas. Includes various oil and gas activities including gathering, transportation, processing, production, and field service operations. In 2012, our average policy premium for voluntary workers’ compensation within the oil and gas industry was $47,439, or $5.67 per $100 of payroll.

Maritime. Includes ship building and repair, pier and marine construction, inter-coastal construction, and stevedoring. In 2012, our average policy premium for voluntary workers’ compensation within the maritime industry was $57,259, or $7.56 per $100 of payroll.

Logging. Includes tree harvesting operations ranging from labor intensive chainsaw felling and trimming to sophisticated mechanized operations using heavy equipment. In 2012, our average policy premium for voluntary workers’ compensation within the logging industry was $23,823, or $13.72 per $100 of payroll.

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

Gross premiums written during the years ended December 31, 2012, 2011 and 2010, and the allocation of those premiums among the hazardous industries we target are presented in the table below. The classification of premium by industry group has been refined by the Company; therefore, prior year data in the table below has been restated to reflect the refined classifications.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2012	2011	2010	2012	2011	2010
	(In thousands)
Voluntary business:
Construction	$132,776	$106,115	$93,341	40.4%	39.0%	40.9%
Trucking	70,294	63,913	52,988	21.4%	23.5%	23.2%
Manufacturing	22,792	16,742	13,746	6.9%	6.1%	6.0%
Agriculture	17,204	16,416	9,277	5.3%	6.0%	4.1%
Oil and Gas	15,519	11,996	10,885	4.7%	4.4%	4.8%
Maritime	9,493	6,735	5,226	2.9%	2.5%	2.3%
Logging	7,795	11,835	10,925	2.4%	4.4%	4.8%
Other	45,123	33,266	27,217	13.8%	12.3%	11.9%

Total voluntary business	320,996	267,018	223,605	97.8%	98.2%	98.0%

Assigned risk business	2,735	2,386	2,258	0.7%	0.8%	0.9%
Assumed premiums	5,092	2,697	2,561	1.5%	1.0%	1.1%

Total	$328,823	$272,101	$228,424	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 47 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with less than 11.2% of our gross premiums written in 2012 derived from any one state. The table below identifies, for the years ended December 31, 2012, 2011 and 2010, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the three years presented.

	Percentage of Gross Premiums Written Year Ended December 31,
State	2012	2011	2010
Louisiana	11.1%	11.6%	11.2%
Pennsylvania	8.9%	8.0%	7.6%
Georgia	8.5%	8.5%	8.6%
North Carolina	7.0%	6.4%	7.3%
Illinois	5.9%	5.8%	6.1%
Virginia	5.5%	5.9%	6.4%
Oklahoma	5.4%	5.9%	6.4%
Texas	4.2%	4.2%	4.4%
Tennessee	3.5%	2.7%	2.9%
Kansas	3.5%	3.7%	3.3%
Florida	3.5%	2.8%	2.9%
Minnesota	3.4%	3.8%	3.9%
Alaska	3.3%	3.4%	3.9%
South Carolina	3.2%	2.9%	3.5%
Wisconsin	3.1%	3.5%	3.5%
Arkansas	2.7%	3.3%	3.2%

Sales and Marketing

We sell our workers’ compensation insurance through agencies. As of December 31, 2012, our insurance was sold through more than 3,200 independent agencies and our wholly-owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 28 states. We are selective in establishing and maintaining relationships with independent agencies. We seek to do business with those agencies that provide quality application flow from companies operating in our target industries and classes that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Our average commission rate for our independent agencies was 7.5% for the year ended December 31, 2012. We pay our insurance agency subsidiary a commission rate of 8.0%. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2012, independent agencies accounted for 94.4% of our voluntary in-force premiums. No single independent agency accounted for more than 1.5% of our voluntary in-force premiums at that date.

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

Our underwriting department reviews the application to determine if the application meets our underwriting criteria and whether all required information has been provided. If additional information is required, the underwriting department requests additional information from the agency submitting it. This initial review process is generally completed within three days after the application is received by us. Once this initial review process is complete, our underwriting department requests that a pre-quotation safety inspection be performed in most cases. In 2012, 88.0% of our new voluntary business policyholders were inspected prior to our offering a premium quote.

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

We obtain approval of our rates, including our LCMs, from state regulatory authorities. To maintain rates at profitable levels, we regularly monitor and adjust our LCMs. The effective LCM for our voluntary business was 1.64 for policy year 2012, 1.50 for policy year 2011, and 1.43 for policy year 2010. If we are unable to charge rates in a particular state or industry to produce satisfactory results, we seek to control and reduce our premium volume in that state or industry and redeploy our capital in other states or industries that offer greater opportunity to earn an underwriting profit.

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our FSPs travel to employers’ worksites to perform these safety inspections. These initial inspections allow our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2012, 88.0% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policyholders were not inspected prior to a premium quote for a variety of reasons, including small premium size or the fact that the policyholder was previously a policyholder subject to our safety inspections.

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

Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided. The FCM will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2012, we averaged 52 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

Premium Audits

We conduct premium audits on all of our voluntary business policyholders annually upon the expiration of each policy, including when the policy is renewed. The purpose of these audits is to verify that policyholders have accurately reported their payroll expenses and employee job classifications, and therefore, have paid us the premium required under the terms of their policies. In addition to annual audits, we selectively perform interim audits on certain classes of business if significant or unusual claims are filed or if the monthly reports submitted by a policyholder reflect a payroll pattern or other aberrations that cause underwriting, safety or fraud concerns. We also mitigate potential losses from under-reporting of premium or delinquent premium payment by collecting a deposit from the policyholder at the inception of the policy, typically representing 15% of the total estimated annual premium, which deposit can be utilized to offset losses from non-payment of premium.

Loss Reserves

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid as of a given point in time.

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our more than 27 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business, but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

In establishing reserves, we rely on the analysis of the more than 184,000 claims in our 27-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.

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

•

Paid Weighted Severity Method—multiplies estimated ultimate claims for each accident year by a weighted average, trended and developed severity. The ultimate claims estimate is based on paid claim count development. The selected severity for a given accident year is derived by giving some weight to all of the accident years in the experience history rather than treating each accident year independently.

•

Paid Loss Ratio Cape Cod Method—similar to the paid weighted severity method, except that on-level premiums replace estimated ultimate claims, based upon paid claim count development, and loss ratios replace selected severities. The selected ultimate loss ratio for a given accident year is derived by giving some weight to all.

•

Incurred Development Method—uses historical, cumulative incurred loss patterns to derive estimated ultimate losses by accident year based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.

•

Incurred Weighted Severity Method—multiplies estimated ultimate claims for each accident year by a weighted average, trended and developed severity. The ultimate claims estimate is based on incurred claim count development. The selected severity for a given accident year is derived by giving some weight to all of the accident years in the experience history rather than treating each accident year independently.

•

Incurred Loss Ratio Cape Cod Method—similar to the incurred weighted severity Cape Cod method, except that on-level premiums replace estimated ultimate claims, based upon incurred claim count development, and loss ratios replace selected severities. The selected ultimate loss ratio for a given accident year is derived by giving some weight to all of the accident years in the experience history rather than treating each accident year independently.

These six methods are applied to both gross and net claims data. We then analyze the results and may emphasize or de-emphasize some or all of the outcomes to reflect our judgment of their reasonableness in relation to supplementary information and operational and industry changes. These outcomes are then aggregated to produce a single weighted average point estimate that is the base estimate for loss and DCC expense reserves.

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

As of December 31, 2012, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $515.3 million, which includes $10.7 million in reserves for mandatory pooling arrangements as reported by the pool administrators. The estimate of our ultimate liability was derived from the process and methodology described above, which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates. We view our estimate of loss and DCC expenses as the most significant component of our reserve for loss and loss adjustment expenses.

Additional information regarding our reserve for unpaid loss and loss adjustment expenses (“LAE”) as of December 31, 2012, 2011, and 2010 is set forth below:

	2012	2011	2010
	(In thousands)
Gross case loss and DCC reserves	$431,356	$404,626	$412,720
AO reserves	15,736	13,402	14,919
Gross IBNR reserves	123,358	120,186	104,565

Gross unpaid loss, DCC and AO reserves	570,450	538,214	532,204
Reinsurance recoverables on unpaid loss and LAE	(55,190)	(60,937)	(65,536)

Net unpaid loss, DCC and AO reserves	$515,260	$477,277	$466,668

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by plus and minus 30%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2012 data, are summarized below.

Change in Paid LDFs	Change in Incurred LDFs	Resultant Change in Net Loss and DCC Reserve
		Amount ($)	Percentage
		(In thousands)
+30%	+30%	21,813	4.5%
+30%	0%	11,955	2.4%
+30%	–30%	1,374	0.3%
0%	+30%	10,904	2.2%
0%	–30%	(11,286)	(2.3)%
–30%	+30%	2,552	0.5%
–30%	0%	(11,452)	(2.3)%
–30%	–30%	(24,607)	(5.0)%

For our paid and incurred weighted severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by plus and minus 30%. The results of this sensitivity analysis, using December 31, 2012 data, are summarized below.

Change in Severity Trend	Resultant Change in Net Loss and DCC Reserve
	Amount ($)	Percentage
	(In thousands)
+30%	6,298	1.3%
–30%	(5,621)	(1.1)%

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2012, 2011 and 2010, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance, beginning of period	$538,214	$532,204	$534,655
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	60,937	65,536	60,435

Net balance, beginning of period	477,277	466,668	474,220

Add incurred related to:
Current year	222,393	196,269	179,022
Prior years	(2,490)	(6,563)	(21,634)

Total incurred	219,903	189,706	157,388

Less paid related to:
Current year	50,423	53,213	47,385
Prior years	131,497	125,884	117,555

Total paid	181,920	179,097	164,940

Net balance, end of period	515,260	477,277	466,668

Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	55,190	60,937	65,536

Balance, end of period	$570,450	$538,214	$532,204

Our gross reserves for loss and loss adjustment expenses of $570.5 million as of December 31, 2012 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2012, we had 4,964 open claims, with an average of $114,917 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2012, 5,721 new claims were reported, and 5,941 claims were closed.

In 2012, our gross reserves increased to $570.5 million from $538.2 million at December 31, 2011. The increase in reserves was attributable to both the 2012 accident year and prior accident years. There was also $2.5 million of favorable development for prior accident years. As of December 31, 2011, we had 5,184 open claims, with an average of $103,822 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2011, 5,986 new claims were reported, and 5,931 claims were closed.

In 2011, our gross reserves increased to $538.2 million from $532.2 million at December 31, 2010. The increase in reserves was attributable to both the 2011 accident year and prior accident years. There was also $6.6 million of favorable development for prior accident years. As of December 31, 2010, we had 5,129 open claims, with an average of $103,764 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2010, 5,800 new claims were reported, and 5,182 claims were closed.

Loss Development

The table below shows the net loss development for business written each year from 2002 through 2012. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 2002, it was estimated that $152.9 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 2002, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $152.9 million as of December 31, 2002, by December 31, 2012 (ten years later) $138.1 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2002.

The “cumulative redundancy/(deficiency)” represents, as of December 31, 2012, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
	(In thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$152,908	$183,001	$243,256	$364,253	$412,366	$462,478	$474,697	$474,220	$466,668	$477,277	$515,260
Net reserve estimated as of:
One year later	155,683	196,955	265,138	362,026	402,876	442,091	452,812	452,587	460,105	474,787
Two years later	168,410	217,836	262,601	361,181	372,520	416,758	427,794	422,697	454,479
Three years later	187,225	218,217	262,427	346,914	359,590	396,492	398,187	411,516
Four years later	189,098	219,114	256,790	339,849	348,596	371,599	387,525
Five years later	190,161	214,304	250,586	335,158	335,252	364,147
Six years later	186,829	209,819	247,798	325,714	331,390
Seven years later	184,455	208,549	239,886	323,695
Eight years later	184,641	200,717	238,650
Nine years later	178,414	199,801
Ten years later	177,405
Net cumulative redundancy (deficiency)	$(24,497)	$(16,800)	$4,606	$40,558	$80,976	$98,331	$87,172	$62,704	$12,189	$2,490
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	66,545	73,783	40,514	110,369	105,408	116,631	121,619	117,555	125,884	131,497
Two years later	101,907	65,752	97,091	164,354	167,852	182,879	185,334	182,242	199,682
Three years later	73,391	99,829	124,785	201,393	203,502	217,137	222,249	223,726
Four years later	96,884	114,594	154,799	222,867	224,419	239,189	245,012
Five years later	110,475	136,497	167,092	237,699	235,931	251,941
Six years later	128,629	143,642	175,639	245,466	242,761
Seven years later	132,656	149,349	180,743	249,037
Eight years later	137,093	152,523	181,018
Nine years later	139,661	151,556
Ten years later	138,114
Net reserve— December 31	$152,908	$183,001	$243,256	$364,253	$412,366	$462,478	$474,697	$474,220	$466,668	$477,277	$515,260
Reinsurance recoverables	193,634	194,558	189,624	120,232	106,810	74,925	56,596	60,435	65,536	60,937	55,190

Gross reserve—December 31	$346,542	$377,559	$432,880	$484,485	$519,176	$537,403	$531,293	$534,655	$532,204	$538,214	$570,450

Net re-estimated reserve	$178,414	$200,717	$239,886	$325,714	$335,252	$371,599	$398,187	$422,697	$460,105	$474,787
Re-estimated reinsurance recoverables	285,961	230,791	191,660	126,722	119,728	89,864	75,707	60,245	59,716	57,618

Gross re-estimated reserve	$464,375	$431,508	$431,546	$452,436	$454,980	$461,463	$473,894	$482,942	$519,821	$532,405

Gross cumulative redundancy (deficiency)	$(117,833)	$(53,949)	$1,334	$32,049	$64,196	$75,940	$57,399	$51,713	$12,383	$5,809

Investments

We derive net investment income from our invested assets. As of December 31, 2012, the carrying value of our investment portfolio, including cash and cash equivalents, was $900.8 million and the fair value of the portfolio was $944.9 million.

Our board of directors has established an investment policy governing our investments, which is reviewed at least annually. The principal objectives of our investment portfolio are to preserve capital and surplus and to maintain appropriate liquidity for corporate requirements. Additional objectives are to support our A.M. Best rating and to maximize after-tax income and total return. Our investment policy establishes limitations and guidelines relating to, for example, asset allocation, diversification, credit ratings and duration. We periodically review our investment portfolio with the risk committee of our board of directors for compliance with the policy. Our investment portfolio is managed internally.

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

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the effective interest rate for the year ended December 31, 2012 based on the carrying value of each category as of December 31, 2012:

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(In thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$400,687	44.5%	3.7%
Corporate bonds	82,824	9.2%	2.5%
Commercial mortgage-backed securities	51,529	5.7%	5.5%
U.S. agency-based mortgage-backed securities	32,984	3.7%	5.3%
U.S. Treasury securities and obligations of U.S. Government agencies	11,034	1.2%	3.4%
Asset-backed securities	4,229	0.5%	3.1%

Total fixed maturity securities—held-to-maturity	583,287	64.8%	3.8%

Fixed maturity securities—available-for-sale:
State and political subdivisions	98,242	10.9%	3.7%
Corporate bonds	39,810	4.4%	2.5%
U.S. agency-based mortgage-backed securities	11,087	1.2%	3.6%

Total fixed maturity securities—available-for-sale	149,139	16.5%	3.4%

Equity securities	6,766	0.8%	5.0%
Cash and cash equivalents	92,676	10.3%	0.1%
Short-term investments	68,924	7.6%	0.7%

Total investments, including cash and cash equivalents	$900,792	100.0%	3.1%

As of December 31, 2012, our fixed maturity securities had a carrying value of $732.4 million, which represented 81.3% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2012, the pre-tax accounting investment yield of our investment portfolio was 3.1% per annum.

The gross unrealized gains and losses on, and the cost and fair value of, our investment portfolio as of December 31, 2012 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturity securities, held-to-maturity	$583,287	$44,361	$(299)	$627,349
Fixed maturity securities, available-for-sale	144,514	5,650	(1,025)	149,139
Equity securities, available-for-sale	7,000	451	(685)	6,766

Totals	$734,801	$50,462	$(2,009)	$783,254

As of December 31, 2012, the municipal bond component was 55.9% of the investment portfolio, including cash and short-term investments. The table below summarizes the top five geographic exposures as of December 31, 2012.

	Carrying Value	Percentage of Municipal Portfolio	Percentage of Total Portfolio
	(In thousands)
Louisiana	$122,957	24.4%	13.7%
Texas	87,125	17.3%	9.7%
Florida	48,624	9.7%	5.4%
Washington	29,990	6.0%	3.3%
Illinois	20,751	4.1%	2.3%
Other	193,991	38.5%	21.5%

	$503,438	100.0%	55.9%

Our largest insurance subsidiary is domiciled in Louisiana and companies are allowed an investment credit against premium taxes for varying levels of Louisiana assets.

The table below summarizes the credit quality of our investment portfolio, excluding our equity holdings, as of December 31, 2012, as determined by the middle rating of Moody’s, Standard and Poor’s, and Fitch.

Credit Rating	Percentage of Total Carrying Value
“AAA”	31.8%
“AA”	35.0%
“A”	12.2%
“BBB”	19.5%
“BB and below”	1.2%
“Unrated Securities”	0.3%

Total	100.0%

As of December 31, 2012, the average composite rating of our investment portfolio, excluding our equity holdings, was “AA-.”

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2012.

Remaining Time to Maturity	As of December 31, 2012
	Carrying Value	Percentage
	(In thousands)
Less than one year	$88,382	12.1%
One to five years	172,803	23.6%
Five to ten years	158,022	21.6%
More than ten years	213,390	29.1%
U.S. agency-based mortgage-backed securities	44,071	6.0%
Commercial mortgage-backed securities	51,529	7.0%
Asset-backed securities	4,229	0.6%

Total	$732,426	100.0%

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

2013 Excess of Loss Reinsurance Treaty Program

Our 2013 reinsurance program is substantially similar to our 2012 program. Effective January 1, 2013, we entered into a new excess of loss reinsurance treaty program related to our voluntary and assigned risk business that applies to losses incurred between January 1, 2013 and the date on which our reinsurance agreements are terminated. Our reinsurance treaty program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to a maximum of $10.0 million for that claimant, subject to applicable deductibles, retentions and aggregate limits. We have 14 reinsurers participating in our 2013 reinsurance treaty program. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or letters of credit. If security is required because of a ratings downgrade, the form of security must be mutually agreed to between the reinsurer and us.

Our 2013 reinsurance treaty program provides coverage in the following three layers:

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

The agreement for both parts of the first layer will terminate on January 1, 2014, the agreement for the second layer will terminate on January 1, 2015 and the third layer of coverage will terminate on January 1, 2014. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements.

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

The table below sets forth the reinsurers participating in our 2013 reinsurance program:

Reinsurer	A.M. Best Rating
Hannover Reinsurance (Ireland) Limited	A+
Tokio Millennium Re Ltd.	A++
Munich Reinsurance America, Inc.	A+
Arch Reinsurance Company	A+
Alterra Bermuda Limited	A
Aspen Insurance UK Limited	A
Hannover Ruckversicherung AG	A+
Lloyd’s Syndicate 0435 FDY	A
Lloyd’s Syndicate 1400 DRE	A
Lloyd’s Syndicate 1955 BAR	A
Lloyd’s Syndicate 2003 SJC	A
Lloyd’s Syndicate 4472 LIB	A
Lloyd’s Syndicate 5151 MRE	A
Minnesota Workers’ Compensation Reinsurance Association	NR

Due to the nature of reinsurance, we have receivables from reinsurers that apply to accident years prior to 2012. The table below summarizes our amounts recoverable from reinsurers as of December 31, 2012.

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2012
		(In thousands)
Hannover Reinsurance (Ireland) Limited (1)	A+	$31,904
Aspen Insurance Limited (1)	A	14,191
Odyssey Reinsurance Company	A	12,426
Minnesota Workers’ Compensation Reinsurance Association (1)	NR	8,641
Clearwater Insurance Company	B+	5,769
Finial Reinsurance Company	A-	4,975
SCOR Reinsurance Company	A	4,904
Tokio Millennium Re Ltd (1)	A++	4,172
St. Paul Fire and Marine Insurance Company	A+	1,965
Clearwater Select Insurance Company	A	1,477
American National Insurance Company	A	1,343
Other (40 reinsurers)	—	9,585

Total		$101,352

(1)	Current participant in our 2013 reinsurance program.

Terrorism Reinsurance

The Terrorism Risk Insurance Act of 2002 (the “2002 Act”) was enacted in response to the events of September 11, 2001 and was extended by the Terrorism Risk Insurance Extension Act of 2005 (the “2005 Act”) and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “2007” Act). The 2002 Act, the 2005 Act and the 2007 Act were designed to ensure the availability of insurance coverage for losses resulting from certain acts of terrorism in the United States. The 2007 Act reauthorizes a federal program, established under the 2002 Act, extended by the 2005 Act, and further extended the program through the end of 2014. This program provides federal reimbursement to insurance companies for a portion of their losses arising from certain acts of terrorism and requires insurance companies to offer coverage for these acts. The program applies to insured losses arising out of acts that are certified as “acts of terrorism” by the Secretary of the Treasury in concurrence with the Secretary of State and the Attorney General of the United States. In addition, the program does not provide any reimbursement for any portion of aggregate industry-wide insured losses from certified acts of terrorism that exceed $100.0 billion in any one year and is subject to certain other limitations and restrictions.

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

Technology

We view our internally developed and purchased management information systems as an integral part of our operations. We make substantial investments in improving our systems on an ongoing basis. We provide our field premium auditors, field safety professionals and field case managers with computer and communication equipment to more timely and efficiently complete services. This technology also helps to facilitate communication and to report and monitor claims. All of our systems development and infrastructure operation and maintenance are performed by our information technology professionals, with limited assistance from outside vendors.

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

Employees

As of December 31, 2012, we had 427 full-time employees and two part-time employees. None of our employees are subject to collective bargaining agreements. We believe that our employee relations are good.

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

Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. We utilize both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. In 2012, we had assigned risks in four states: Alabama, Alaska, North Carolina and Virginia.

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in the applicable state. Our recoveries from state-managed trust funds for the years ended December 31, 2012, 2011 and 2010 were $3.9 million, $7.0 million and $4.7 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2012, 2011 and 2010 was $2.2 million, $2.2 million and $2.5 million, respectively.

Dividend Limitations

Under Louisiana law, American Interstate and Silver Oak Casualty cannot pay dividends to their shareholder in excess of the lesser of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period without the prior approval of the Louisiana Commissioner of Insurance. However, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. Further, under Texas law, American Interstate of Texas cannot pay dividends to its shareholder in excess of the greater of 10% of statutory surplus, or statutory net income, for the preceding 12-month period without the prior approval of the Texas Commissioner of Insurance.

Federal Law and Regulations

For the year ended December 31, 2012, we derived 2.9% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act, or the USL&H Act, and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.

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

Under Louisiana law, American Interstate and Silver Oak Casualty are each required to maintain minimum capital and surplus of $3.0 million. Under Texas law, American Interstate of Texas is required to maintain minimum capital and surplus of $5.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on the various risk factors related to it. As of December 31, 2012, American Interstate, Silver Oak Casualty, and American Interstate of Texas exceeded the minimum risk-based capital requirements.

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

The 2012 IRIS results for Silver Oak Casualty and American Interstate Insurance Company of Texas were within expected values. Of the 13 ratios, the investment yield ratio for American Interstate Insurance Company was outside the expected range by one tenth of one percent. This occurred because current low interest rates affected the reinvestment rate for the portfolio.

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

Executive Officers of the Registrant

The table below sets forth information about our executive officers and key employees as of March 1, 2013.

Name	Age	Position
Executive Officers
C. Allen Bradley, Jr.	61	Chairman and Chief Executive Officer
Geoffrey R. Banta	63	President and Chief Operating Officer
G. Janelle Frost	42	Executive Vice President and Chief Financial Officer
Vincent J. Gagliano	40	Executive Vice President, Chief Technology Officer
Brendan D. Gau	38	Executive Vice President and Chief Investment Officer
Craig P. Leach	63	Executive Vice President, Sales and Marketing
Key Employees
Bruno Falvo	64	Senior Vice President, Enterprise Risk Management
Kelly R. Goins	47	Senior Vice President, Underwriting Operations
Cynthia P. Harris	59	Senior Vice President, Human Resources/Client Services
Leon J. Lagneaux	61	Senior Vice President, Safety Operations
Henry O. Lestage, IV	52	Senior Vice President, Claims Operations
Kathyrn H. Rowan	47	Senior Vice President, General Counsel and Secretary

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

Vincent J. Gagliano has served as our Executive Vice President and Chief Technology Officer, since January 2013. He has been employed with our company since 2001 and during this time, he has served as Senior Vice President of Information Technology, Senior Business Analyst, Director of Business Intelligence, Assistant Vice President of Business Intelligence, and Vice President, Operations Analysis.

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

Bruno P. Falvo joined the company as our Senior Vice President, Enterprise Risk Management in October 2012. Prior to joining our company Mr. Falvo has held various positions in the insurance industry including Vice President and Treasurer of an insurance agency, Vice President and General Manager of a cluster group, and Director in Educational Research for the Profession Insurance Agents. From 1990 to 2012 he was a member of the national faculty for the Society of Certified Insurance Counselors.

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

Kathryn H. Rowan has served as Senior Vice President, General Counsel and Secretary since May 2012 when she joined our company. From 2009 through May 2012 she was employed by Christian & Small LLP, a law firm. From 2000 until 2008 she was employed as an Insurance Regulatory Compliance Manager with United Investors Life Insurance Company and Liberty National Life Insurance Company, subsidiaries of Torchmark Corporation.

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

The economic recovery from the recession of 2008-2009 has been sluggish. We anticipate a continued modest growth in the economy in 2013. Negative trends in business investment, consumer confidence and spending, the significant declines and volatility of the capital markets, the availability of credit and the rate of unemployment can adversely affect our business. A continuation of the economic downturn could further adversely impact our growth and profitability. Although we continue to closely monitor market conditions, we cannot predict future conditions or their impact on our premium volume, the value of our investment portfolio and our financial performance. As a result of these existing economic conditions, we could experience future decreases in business activity and incur additional realized and unrealized losses in our investment portfolio, both of which could adversely affect our financial condition and results of operations.

In addition, certain actions taken by the U.S. government to stimulate the economy and stabilize the financial markets have directly impacted the property and casualty insurance industry and our competitors. Additional measures in this regard could negatively impact our financial condition and the competitive landscape.

A decline in the level of business activity of our policyholders, particularly those engaged in the construction, trucking, manufacturing and agricultural industries, could negatively affect our earnings and profitability.

In 2012, 74.0% of our gross premiums written were derived from policyholders in the construction, trucking, manufacturing and agriculture industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in the construction, trucking, manufacturing and agricultural industries and upon economic conditions generally.

If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. As of December 31, 2012, our investment portfolio, including cash and cash equivalents, had a carrying value of $900.8 million. For the year ended December 31, 2012 we had $27.0 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our board of directors, and is made up predominately of fixed maturity securities and cash and cash equivalents. Although our investment guidelines emphasize capital preservation and liquidity, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Changes in interest rates could have an adverse effect on the value of our investment portfolio and future investment income. The unprecedented low interest rates will continue to have, an adverse effect on our investment income. Additionally, changes in interest rates can expose us to prepayment risks on mortgage-backed securities included in our investment portfolio.

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

The financial performance of the workers’ compensation insurance industry has historically fluctuated with periods of lower premium rates and excess underwriting capacity resulting from increased competition followed by periods of higher premium rates and reduced underwriting capacity resulting from decreased competition. Although the financial performance of an individual insurance company is dependent on its own specific business characteristics, the profitability of most workers’ compensation insurance companies generally tends to follow this cyclical market pattern. Following a number of years of decreasing loss costs and excessive competition, we are now moving into a period of higher premium rates and a less competitive marketplace. Because this market cyclicality is due in large part to the actions of our competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. We expect these cyclical patterns will cause our revenues and net income to fluctuate, which may cause the price of our common stock to be more volatile.

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

We offer workers’ compensation insurance. We have no current plans to focus our efforts on offering other types of insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. Negative developments in the workers’ compensation insurance industry could have a greater effect on insurance companies that do not sell multiple types of insurance.

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

Our success is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets and relationships with our independent agencies. We have entered into employment agreements with each of our executive officers. Those agreements expire in March 2013 except for Mr. Gau’s agreement which expires June 2013 and Mr. Gagliano’s agreement which expires January 2016, in each case, unless extended. Should any of our executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the workers’ compensation insurance industry and the hazardous industries that we target. As a result, our operations may be disrupted and our business may be adversely affected. We do not currently maintain life insurance policies with respect to our executive officers.

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

As of December 31, 2012, we had $101.4 million of recoverables from reinsurers. Of this amount, $42.4 million was unsecured. As of December 31, 2012, our largest recoverables from reinsurers included $31.9 million from Hannover Reinsurance (Ireland) Limited, $14.2 million from Aspen Insurance Limited and $12.4 million from Odyssey America Reinsurance Company. No reinsurance recoverable due at December 31, 2012 was over ninety days old. If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely impacted.

If we cannot sustain our relationships with independent agencies, we may be unable to operate profitably.

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2012, independent agencies produced 94.4% of our voluntary in-force premiums. No independent agency accounted for more than 1.5% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

An inability to effectively manage our operations could make it difficult for us to compete and could affect our ability to operate profitably.

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

We purchase reinsurance to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Our 2013 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant, subject to applicable deductibles, retentions and aggregate limits. Our 2013 program calls for us to retain the first $1.0 million of each loss. For losses between $1.0 million and $5.0 million, we are subject to an annual aggregate deductible of 6.5% of subject earned premium before our reinsurers are obligated to reimburse us. The three year aggregate limit for all claims for losses between $1.0 million and $5.0 million is 13.2% of subject earned premium for Part A and 6.6% of subject earned premium for Part B. For losses between $5.0 million and $10.0 million, the three year aggregate limit for all claims for losses between $5.0 million and $10.0 million is $20.0 million. See “Business—Reinsurance.”

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

The 2013 reinsurance treaty program’s first casualty excess of loss layers will terminate on January 1, 2014. The second casualty excess of loss and casualty catastrophe layers will terminate on January 1, 2015. When our reinsurance treaty program is terminated and we enter into a new program, any decrease in the amount of reinsurance at the time we enter into a new program, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could adversely affect our business, financial condition and results of operations. We currently have 14 reinsurers participating in our reinsurance treaty program, and we believe that this is a sufficient number of reinsurers to provide us with the reinsurance coverage we require. However, it is possible that one or more of our current reinsurers could terminate participation in our program. Regarding the first casualty excess of loss treaty, it is possible that one or more of our current reinsurers could terminate continued participation in this loss layer. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements. In any of these events, if our reinsurance broker is unable to reallocate the terminated reinsurance among the remaining reinsurers in the program, it could take a significant period of time to identify and negotiate agreements with one or more replacement reinsurers. During this period, we would be exposed to an increased risk of loss, the extent of which would depend on the coverage previously provided by the terminated reinsurance.

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

At December 31, 2012, we participated in mandatory pooling arrangements in 21 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

We may have exposure to losses from terrorism for which we are required by law to provide coverage.

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2013 reinsurance treaty program affords limited coverage for up to $50.0 million for losses arising from terrorism, subject to applicable deductibles, retentions and aggregate limits.

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

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of March 1, 2013, there were 18,332,636 shares of our common stock outstanding. As of that date, there were also outstanding options exercisable to purchase 781,148 shares of our common stock.

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

We own our corporate headquarters which has approximately 60,000 square foot of office space together with a warehouse facility with 3,200 square feet located in DeRidder, Louisiana. We also lease space at other locations for certain of our service and claims representatives, none of which are material.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF.” As of March 1, 2013, there were 22 holders of record of our common stock.

The table below sets forth the reported high and low sales prices of our common stock as quoted on the NASDAQ during each quarter for the last two fiscal years.

	High	Low
2011
First Quarter	$23.72	$17.38
Second Quarter	$23.37	$21.19
Third Quarter	$27.75	$15.58
Fourth Quarter	$24.81	$18.10
2012
First Quarter	$25.27	$21.56
Second Quarter	$28.40	$24.54
Third Quarter	$28.07	$23.96
Fourth Quarter	$27.91	$22.00

Dividend Policy

The Company’s Board of Directors declared its first quarterly cash dividend of $0.08 per share, payable on March 28, 2013 to shareholders of record as of March 14, 2013. The Board intends to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is currently expected to be $0.32 per share.

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

As of March 1, 2013, 18,332,636 shares of common stock were outstanding. As of that date, there were no other shares of our capital stock outstanding.

Share Repurchases

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
October 1, 2012 to October 31, 2012	—	$—	—	$24,388
November 1, 2012 to November 30, 2012	—	$—	—	$24,388
December 1, 2012 to December 31, 2012	—	$—	—	$24,388

Total	0		0

(1)	Average price per share includes commissions.
(2)	The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, the Board reauthorized this program with a new limit of $25.0 million. In October 2012, the Board reauthorized this program. Unless reauthorized, the program will expire on December 31, 2013.

Item 6.	Selected Financial Data.

The following tables summarize certain selected financial data that should be read in conjunction with our audited financial statements and accompanying notes thereto for the year ended December 31, 2012 included in this report and “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The financial data for 2008 to 2011 has been adjusted to reflect the retrospective adoption of the accounting for deferred acquisition costs. For additional information see Note 1 in the notes of our consolidated financial statements included in this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share data)
Income Statement Data
Gross premiums written	$328,823	$272,101	$228,424	$256,454	$307,841
Ceded premiums written	(16,305)	(13,881)	(20,549)	(20,158)	(19,650)

Net premiums written	$312,518	$258,220	$207,875	$236,296	$288,191

Net premiums earned	$290,689	$251,015	$218,881	$250,896	$289,493
Net investment income	27,018	26,340	26,242	28,014	30,998
Net realized gains (losses) on investments	2,979	2,228	2,449	2,033	(18,856)
Fee and other income	562	1,080	584	1,268	742

Total revenues	321,248	280,663	248,156	282,211	302,377

Loss and loss adjustment expenses incurred	219,903	189,706	157,388	163,316	176,389
Underwriting and certain other operating costs (1)	18,450	22,404	6,409	12,393	13,392
Commissions	22,144	18,507	16,350	18,418	20,592
Salaries and benefits	20,839	19,914	21,405	21,447	20,411
Interest expense	566	1,311	1,548	1,810	2,460
Policyholder dividends	2,203	1,464	834	770	3,504

Total expenses	284,105	253,306	203,934	218,154	236,748

Income before taxes	37,143	27,357	44,222	64,057	65,629
Income tax expense	7,790	3,176	9,702	16,522	20,781

Net income	29,353	24,181	34,520	47,535	44,848
Redemption premium	—	—	—	(875)	—

Net income (loss) available to common shareholders	$29,353	$24,181	$34,520	$46,660	$44,848

Portion allocable to common shareholders (2)	100.0%	100.0%	100.0%	94.0%	94.0%
Net income (loss) allocable to common shareholders	$29,353	$24,181	$34,520	$43,860	$42,157

Diluted earnings per common share equivalent	$1.58	$1.29	$1.81	$2.28	$2.20
Diluted weighted average of common share equivalents outstanding	18,575,133	18,700,982	19,095,320	19,268,295	19,141,688
Selected Insurance Ratios
Current accident year loss ratio (3)	76.5%	78.2%	81.8%	73.8%	68.0%
Prior accident year loss ratio (4)	(0.9)%	(2.6)%	(9.9)%	(8.7)%	(7.1)%

Net loss ratio	75.6%	75.6%	71.9%	65.1%	60.9%
Net underwriting expense ratio (5)	21.1%	24.2%	20.2%	20.8%	18.8%
Net dividend ratio (6)	0.8%	0.6%	0.4%	0.3%	1.2%

Net combined ratio (7)	97.5%	100.4%	92.5%	86.2%	80.9%

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$92,676	$45,536	$60,966	$63,188	$95,241
Investments	808,116	805,974	765,537	737,297	704,732
Amounts recoverable from reinsurers	101,352	96,212	95,133	81,878	67,763
Premiums receivable, net	141,950	121,223	122,618	151,570	156,567
Deferred income taxes	29,521	30,048	29,629	27,234	32,920
Deferred policy acquisition costs	18,419	16,578	15,137	15,997	18,200
Total assets	1,220,946	1,143,973	1,113,516	1,106,084	1,096,619
Reserves for loss and loss adjustment expenses	570,450	538,214	532,204	534,655	531,293
Unearned premiums	140,528	118,699	111,494	122,500	137,100
Insurance-related assessments	22,244	19,071	16,464	25,406	30,477
Debt	—	25,780	36,090	36,090	36,090
Redeemable preferred stock (8)	—	—	—	—	25,000
Shareholders’ equity	381,222	349,437	328,721	304,748	279,499

(1)	Includes policy acquisition expenses and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
(2)	Reflects the participation rights of our redeemable preferred stock, which was redeemed on December 31, 2009. See Note 12 to our audited financial statements.
(3)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.
(4)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.
(5)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.
(6)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.
(7)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.
(8)	Effective as of December 31, 2009, we redeemed all then-outstanding shares of Series C and Series D redeemable preferred stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2013 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

Overview

AMERISAFE is a holding company that markets and underwrites workers’ compensation insurance through its insurance subsidiaries. Workers’ compensation insurance covers statutorily prescribed benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our business strategy is focused on providing this coverage to small to mid-sized employers engaged in hazardous industries, principally construction, trucking, manufacturing and agriculture. Employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. Hazardous industry employers also tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. We provide proactive safety reviews of employers’ workplaces. These safety reviews are a vital component of our underwriting process and also promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety or fraud concerns. We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting and safety, claims and audit services, provide us with the opportunity to earn attractive returns for our shareholders.

We actively market our insurance in 30 states and the District of Columbia through independent agencies, as well as through our wholly owned insurance agency subsidiary. We are also licensed in an additional 17 states and the U.S. Virgin Islands.

Two of the key financial measures that we use to evaluate our performance are return on average equity and growth in book value per share. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity. Our return on average equity was 8.0% in 2012, 7.1% in 2011 and 10.9% in 2010. We calculate book value per share by dividing ending shareholder’s equity by number of common shares outstanding. Our book value per share was $20.88 at December 31, 2012, $19.25 at December 31, 2011 and $17.91 at December 31, 2010.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in other lines of business that pay claims more quickly. From December 31, 2007 to December 31, 2012, our investment portfolio, including cash and cash equivalents, increased from $759.1 million to $900.8 million and produced net investment income of $27.0 million in 2012, $26.3 million in 2011 and $26.2 million in 2010.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to protect us from the impact of large losses. Our reinsurance program for 2013 includes 14 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Our 2013 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $50.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant, subject to applicable deductibles, retentions and aggregate limits. Our 2012 program was substantially similar to our 2013 program which calls for us to retain the first $1.0 million of each loss. For losses between $1.0 million and $5.0 million, we are subject to an annual aggregate deductible of 6.5% of subject earned premium before our reinsurers are obligated to reimburse us. The aggregate limit for all claims for losses between $1.0 million and $5.0 million has two parts, as fully described in “Business—Reinsurance” in Item 1 of this report. For losses between $5.0 million and $10.0 million, the three year aggregate limit is $20.0 million. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

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

For example, for the five-year period ended December 31, 2012 we had recorded 194 severe claims, or an average of 39 severe claims per year for accident years 2008 through 2012. The number of severe claims reported in any one accident year as of December 31, 2012 ranged from a low of 35 in 2012 to a high of 43 in 2009. The average reported severity for these claims ranged from $0.8 million for the 2008 accident year to $1.0 million for the 2010 accident year. For the five accident years, these severe claims accounted for an average of 13.3 percentage points of our overall loss and loss adjustment expense, or LAE, ratio, measured at December 31, 2012.

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

Our gross reserves for loss and loss adjustment expenses at December 31, 2012, 2011 and 2010 were $570.5 million, $538.2 million and $532.2 million, respectively. As a percentage of gross reserves at year end, IBNR represented 21.6% in 2012, 22.3% in 2011 and 19.6% in 2010.

In 2012, we decreased our estimates for prior year loss reserves by $2.5 million. In 2011, we decreased our estimates for prior year loss reserves by $6.6 million. In 2010, we decreased our estimates for prior year loss reserves by $21.6 million.

The workers’ compensation insurance industry is cyclical in nature and influenced by many factors, including price competition, medical cost increases, natural and man-made disasters, changes in interest rates, changes in state laws and regulations, and general economic conditions. A hard market in our industry is characterized by decreased competition that results in higher premium rates, more restrictive policy coverage terms, and lower commissions paid to agencies. In contrast, a soft market is characterized by increased competition that results in lower premium rates, expanded policy coverage terms, and higher commissions paid to agencies. We believe that the workers’ compensation insurance industry is transitioning to a hard market cycle. Our strategy is to focus on maintaining underwriting profitability.

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

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2012 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2012 and the other half in 2013. On a monthly basis, we also recognize net premiums earned from mandatory pooling arrangements.

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

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 27 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

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

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Income Statement Data
Gross premiums written	$328,823	$272,101	$228,424
Ceded premiums written	(16,305)	(13,881)	(20,549)

Net premiums written	$312,518	$258,220	$207,875

Net premiums earned	$290,689	$251,015	$218,881
Net investment income	27,018	26,340	26,242
Net realized gains (losses) on investments	2,979	2,228	2,449
Fee and other income	562	1,080	584

Total revenues	321,248	280,663	248,156

Loss and loss adjustment expenses incurred	219,903	189,706	157,388
Underwriting and certain other operating costs (1)	18,450	22,404	6,409
Commissions	22,144	18,507	16,350
Salaries and benefits	20,839	19,914	21,405
Interest expense	566	1,311	1,548
Policyholder dividends	2,203	1,464	834

Total expenses	284,105	253,306	203,934

Income before taxes	37,143	27,357	44,222
Income tax expense	7,790	3,176	9,702

Net income	$29,353	$24,181	$34,520

Selected Insurance Ratios
Current accident year loss ratio (2)	76.5%	78.2, %	81.8%
Prior accident year loss ratio (3)	(0.9)%	(2.6)%	(9.9)%

Net loss ratio	75.6%	75.6%	71.9%

Net underwriting expense ratio (4)	21.1%	24.2%	20.2%
Net dividend ratio (5)	0.8%	0.6%	0.4%
Net combined ratio (6)	97.5%	100.4%	92.5%

	As of December 31,
	2012	2011	2010
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$92,676	$45,536	$60,966
Investments	808,116	805,974	765,537
Amounts recoverable from reinsurers	101,352	96,212	95,133
Premiums receivable, net	141,950	121,223	122,618
Deferred income taxes	29,521	30,048	29,629
Deferred policy acquisition costs	18,419	16,578	15,137
Total assets	1,220,946	1,143,973	1,113,516
Reserves for loss and loss adjustment expenses	570,450	538,214	532,204
Unearned premiums	140,528	118,699	111,494
Insurance-related assessments	22,244	19,071	16,464
Debt	—	25,780	36,090
Shareholders’ equity	381,222	349,437	328,721

(1)	Includes policy acquisition expenses, and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.

(2)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.
(3)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.
(4)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.
(5)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.
(6)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.

Overview of Operating Results

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Gross Premiums Written. Gross premiums written for 2012 were $328.8 million, compared to $272.1 million for 2011, an increase of 20.8%. The increase was attributable to a $38.9 million increase in annual premiums on voluntary policies written during the period, a $15.0 million increase in premiums resulting from payroll audits and related premium adjustments, a $2.4 million increase in premiums from mandatory pooling arrangements, and a $0.4 million increase in direct assigned risk premiums. Related premium adjustments in 2012 include a $0.9 million increase in “earned but unbilled”, or EBUB, premium. Premium adjustments for the same period in 2011 included a $0.3 million increase in EBUB premium.

Net Premiums Written. Net premiums written for 2012 were $312.5 million, compared to $258.2 million for 2011, an increase of 21.0%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.3% for 2012, compared to 5.2% for 2011.

Net Premiums Earned. Net premiums earned for 2012 were $290.7 million, compared to $251.0 million for 2011, an increase of 15.8%. The increase was attributable to the increase in net premiums written, offset by an increase in unearned premiums.

Net Investment Income. Net investment income in 2012 was $27.0 million, compared to $26.3 million in 2011, an increase of 2.6%. The pre-tax investment yield on our investment portfolio was 3.1% per annum for 2012 and 2011. The tax-equivalent yield on our investment portfolio was 4.3% per annum for 2012, compared to 4.6% per annum for 2011. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate. Average invested assets, including cash and cash equivalents, increased 5.3%, from an average of $833.4 million for 2011 to an average of $877.6 million for 2012.

Net Realized Gains (Losses) on Investments. Net realized gains on investments in 2012 totaled $3.0 million, compared to $2.2 million in 2011. Net realized gains in 2012 resulted from gains from called fixed maturity securities, the sale of equity securities and the sale of fixed maturity securities from the available-for-sale portfolio. Net realized gains in 2011 primarily resulted from $2.4 million in gains from called fixed-maturity securities and the sale of certain equity and fixed-maturity securities from the available-for-sale portfolio. These gains in 2011 were offset by an other-than-temporary impairment of $0.2 million on one asset-backed security from our held-to-maturity portfolio.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $219.9 million for 2012, compared to $189.7 million for 2011, an increase of $30.2 million, or 15.9%. The current accident year losses and LAE incurred were $222.4 million, or 76.5% of net premiums earned, compared to $196.3 million, or 78.2% of net premiums earned for 2011. We recorded favorable prior accident year development of $2.5 million in 2012, compared to $6.6 million in 2011. This is further discussed below in “Prior Year Development.” Our net loss ratio was 75.6% for 2012 and 2011.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2012 were $61.4 million, compared to $60.9 million for 2011, an increase of 1.0%. This increase was primarily due to a $3.6 million increase in commission expense, a $0.8 million increase in insurance related assessments, a $0.8 million increase in accounts receivable write-offs, and a $0.7 million increase in mandatory pooling arrangement fees. Offsetting these increases were a $5.4 million increase in experience-rated commissions, a $0.5 million decrease in taxes and fees and a $0.5 million decrease in ceding commission related to our 2012 reinsurance agreement. Our underwriting expense ratio decreased to 21.1% in 2012 from 24.3% in 2011.

Interest expense. Interest expense for 2012 was $0.6 million, compared to $1.3 million for 2011. Weighted average borrowings for 2012 were $12.9 million, compared to $31.1 million for 2011. The weighted average interest rate increased to 4.3% per annum for 2012 from 4.2% per annum for 2011. The Company retired all of its debt by August 2012.

Income tax expense. Income tax expense for 2012 was $7.8 million, compared to $3.1 million for 2011. The increase was primarily attributable to an increase in pre-tax income, from $27.3 million for 2011 to $37.1 million for 2012. The effective tax rate also increased to 21.0% for 2012, compared to 11.5% for 2011. This increase is due to the higher level of tax-exempt investment income relative to our higher pre-tax income. In 2011, the effective rate included a $1.4 million expense reduction for deferred tax assets related to unrealized losses on our investment portfolio.

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

Net Realized Gains (Losses) on Investments. Net realized gains on investments in 2011 totaled $2.2 million, compared to $2.4 million in 2010. Net realized gains in 2011 resulted from $2.4 million in gains from called fixed maturity securities, the sale of equity securities and the sale of fixed maturity securities from the available-for-sale portfolio. These gains were offset by an other-than-temporary impairment of $0.2 million on one asset-

backed security from our held-to-maturity portfolio. Net realized gains in 2010 primarily resulted from $3.1 million in gains from called fixed-maturity securities and the sale of certain equity and fixed-maturity securities from the available-for-sale portfolio. These gains in 2010 were offset by an other-than-temporary impairment of $0.7 million on one equity security.

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

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2011 were $60.8 million, compared to $44.2 million for 2010, an increase of 37.7%. This increase was primarily due to a $10.5 million increase in insurance related assessments, a $3.7 million decrease in experience-rated commissions, a $2.2 million increase in commission expense and a $1.6 million decrease in ceding commission related to our 2011 reinsurance agreement. Offsetting these increases were a $1.5 million decrease in salaries and benefits and a $0.3 million decrease in consulting expense. In 2010, we experienced large rate reductions in certain loss-based assessments. Our underwriting expense ratio increased to 24.2% in 2011 from 20.2% in 2010.

Interest expense. Interest expense for 2011 was $1.3 million, compared to $1.5 million for 2010. Weighted average borrowings for 2011 were $31.1 million, compared to $36.1 million for 2010. The weighted average interest rate decreased to 4.2% per annum for 2011 from 4.3% per annum for 2010.

Income tax expense. Income tax expense for 2011 was $3.2 million, compared to $9.7 million for 2010. The decrease was primarily attributable to a decrease in pre-tax income, from $44.2 million for 2010 to $27.4 million for 2011. The effective tax rate also decreased to 11.6% for 2011, compared to 21.9% for 2010. This decrease is due to the level of tax-exempt investment income relative to our lower pre-tax income. The rate decrease included a $1.4 million expense reduction in 2011 for the change in valuation allowance for deferred tax assets related to unrealized losses on our investment portfolio. In 2010, the effective rate included a $0.9 million expense reduction for deferred tax assets related to unrealized losses on our investment portfolio.

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $2.5 million in 2012, $6.6 million in 2011 and $21.6 million in 2010. The table below sets forth the favorable or unfavorable development for accident years 2007 through 2011 and, collectively, all accident years prior to 2007.

	Favorable/(Unfavorable) Development for Year Ended December 31,
	2012	2011	2010
	(in millions)
2011	$(3.1)	$—	$—
2010	(5.6)	(23.3)	—
2009	0.5	0.3	(3.4)
2008	3.2	4.7	4.7
2007	3.6	11.5	9.3
Prior to 2007	3.9	13.4	11.0

Total net development	$2.5	$6.6	$21.6

The table below sets forth the number of open claims as of December 31, 2012, 2011 and 2010, and the numbers of claims reported and closed during the years then ended.

	Twelve Months Ended December 31,
	2012	2011	2010
Open claims at beginning of period	5,184	5,129	4,511
Claims reported	5,721	5,986	5,800
Claims closed	(5,941)	(5,931)	(5,182)

Open claims at end of period	4,964	5,184	5,129

At December 31, 2012, our incurred amounts for certain accident years, particularly 2006, 2007 and 2008, developed more favorably than management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of December 31, 2012, actual results for these accident years have been better than our assumptions would have predicted. At the same time, actual results for accident years 2010 and 2011 are less favorable than we predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $181.9 million in 2012, $179.1 million in 2011 and $164.9 million in 2010. We fund claim payments out of cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio has increased from $759.1 million at December 31, 2007 to $900.8 million at December 31, 2012.

As discussed above under “—Overview,” we purchase reinsurance to protect us against severe claims and catastrophic events. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2013 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

Net cash provided by operating activities was $81.0 million in 2012, as compared to $43.7 million in 2011, and $44.8 million in 2010. Major components of cash provided by operating activities in 2012 were net premiums collected of $290.6 million, investment income collected of $36.3 million and amounts recovered from reinsurers of 5.3 million, offset by claim payments of $188.9 million, $56.1 million of operating expenditures, federal taxes paid of $7.4 million and dividends to policyholders paid of $1.6 million. Major components of cash provided by operating activities in 2011 were net premiums collected of $260.1 million, investment income collected of $31.2 million and amounts recovered from reinsurers of $3.1 million, offset by claim payments of $182.0 million, $65.2 million of operating expenditures, federal taxes paid of $2.0 million and dividends to policyholders paid of $1.6 million. Major components of cash provided by operating activities in 2010 were net premiums collected of $236.6 million, investment income collected of $30.6 million and amounts recovered from reinsurers of $3.8 million, offset by claim payments of $167.4 million, $49.2 million of operating expenditures, federal taxes paid of $6.5 million and dividends to policyholder paid of $3.2 million.

Net cash used in investing activities was $9.3 million in 2012, as compared to $42.9 million in 2011 and $36.7 million in 2010. In 2012, major components of net cash used in investing activities included investment purchases of $267.7 million and net purchases of furniture, fixtures and equipment of $1.2 million, offset by proceeds from sales and maturities of investment of investments of $259.6 million. In 2011, major components of net cash used in investing activities included investment purchases of $294.8 million and net purchases of furniture, fixtures and equipment of $1.1 million, offset by proceeds from sales and maturities of investment of investments of $253.0 million. In 2010, major components of net cash used in investing activities included investment purchases of $194.5 million and net purchases of furniture, fixtures and equipment of $3.2 million, offset by proceeds from sales and maturities of investments of $161.0 million.

Net cash used in financing activities was $24.6 million in 2012, as compared to net cash used in financing activities of $16.2 million in 2011 and net cash used in financing activities of $10.4 million in 2010. Major components of cash used in financing activities in 2012 included $25.8 million for the redemption of subordinated debt securities, $0.8 million of proceeds from the exercise of stock options and $0.4 million of tax benefit from share-based compensation. Major components of cash used in financing activities in 2011 included $10.3 million for the purchase of our common stock, $10.3 million for the redemption of subordinated debt securities, $3.3 million of proceeds from the exercise of stock options and $1.0 million of tax benefit from share-based compensation. Major components of cash used in financing activities in 2010 included $12.1 million for the purchase of our common stock, $1.5 million of proceeds from the exercise of stock options and $0.2 million of tax benefit from share-based compensation.

In 2012, the Company redeemed all $25.8 million of subordinated notes from ACT II and the related trust was canceled.

In July 2011, the Company redeemed all $10.3 million of subordinated notes from ACT I and the related trust was canceled.

In October 2007, the Company entered into an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank, NA. The agreement expired in October 2010. The Company renewed this agreement in the fourth quarter 2010 for an additional three years to mature in December of 2013. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR. The Company pays a fee of 3/8% (three eighths of one percent ) on the unused portion of the loan in arrears quarterly for a fee of $75,000 annually, assuming the line of credit is not used during the calendar year. The line of credit is unsecured. At December 31, 2012, there were no outstanding borrowings.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011 and 2012, the Board reauthorized this program. As of December 31, 2012, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $24.4 million available for future purchases at December 31, 2012 under this program. There were no share repurchases in 2012. The purchases will continue to be affected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including American Interstate, Silver Oak Casualty and American Interstate of Texas. AMERISAFE’s primary assets are the capital stock of these insurance subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Based upon the prescribed calculation, the insurance subsidiaries could pay to AMERISAFE dividends of up to $32.4 million after March 2013 without seeking regulatory approval. See “Business—Regulation—Dividend Limitations” in Item 1 of this report.

The Company’s Board of Directors declared its first quarterly cash dividend of $0.08 per share, payable on March 28, 2013 to shareholders of record as of March 14, 2013. The Board intends to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is currently expected to be $0.32 per share.

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

We allocate our portfolio into four categories: cash and cash equivalents, short term investments, fixed maturity securities and equity securities. Cash and cash equivalents include cash on deposit, money market funds and municipal securities, corporate securities and certificates of deposit with an original maturity of less than 90 days. Short-term investments include municipal securities, corporate securities and certificates of deposit with an original maturity greater than 90 days but less than one year. Our fixed maturity securities include obligations of the U.S. Treasury or U.S. agencies, obligations of states and their subdivisions, U.S. Dollar-denominated obligations of the U.S. or Canadian corporations, U.S. agency-based mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities.

Under Louisiana and Texas law, as applicable, each of American Interstate, Silver Oak Casualty and American Interstate of Texas is required to invest only in securities that are either interest-bearing, interest-accruing or eligible for dividends, and must limit its investment in the securities of any single issuer to five percent of the insurance company’s assets. As of December 31, 2012, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security.

As of December 31, 2012, our investment portfolio, including cash and cash equivalents, totaled $900.8 million, an increase of 5.8% from December 31, 2011. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities. As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. The remainder of our fixed maturity securities and all of equity securities are classified as available-for-sale and reported at fair value.

On January 1, 2008, we adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 19 of the financial statements, our securities available-for-sale are classified using Level 1 and 2 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825, Financial Instruments, for any financial assets or financial liabilities in 2011 or 2012.

The composition of our investment portfolio, including cash and cash equivalents, as of December 31, 2012 is shown in the following table.

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(In thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$400,687	44.5%	3.7%
Corporate bonds	82,824	9.2%	2.5%
Commercial mortgage-backed securities	51,529	5.7%	5.5%
U.S. agency-based mortgage-backed securities	32,984	3.7%	5.3%
U.S. Treasury securities and obligations of U.S. Government agencies	11,034	1.2%	3.4%
Asset-backed securities	4,229	0.5%	3.1%

Total fixed maturity securities—held-to-maturity	583,287	64.8%	3.8%

Fixed maturity securities—available-for-sale:
State and political subdivisions	98,242	10.9%	3.7%
Corporate bonds	39,810	4.4%	2.5%
U.S. agency-based mortgage-backed securities	11,087	1.2%	3.6%

Total fixed maturity securities—available-for-sale	149,139	16.5%	3.4%

Equity securities	6,766	0.8%	5.0%
Cash and cash equivalents	92,676	10.3%	0.1%
Short-term investments	68,924	7.6%	0.7%

Total investments, including cash and cash equivalents	$900,792	100.0%	3.1%

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

The following table summarizes the fair value of, and the amount of unrealized losses on, our investment securities, segregated by the time period each security has been in a continuous unrealized loss position as of December 31, 2012 and 2011:

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2012:
Fixed maturity securities	$46,375	$(1,143)	$2,345	$(181)
Equity securities	4,186	(685)	—	—
December 31, 2011:
Fixed maturity securities	$40,422	$(382)	$10,610	$(1,231)
Equity securities	2,789	(197)	—	—

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

There were no impairment charges in 2012.

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

The pre-tax investment yield on our investment portfolio was 3.1% per annum during the twelve months ended December 31, 2012, compared to 3.1% per annum during the same period in 2011.

Contractual Obligations and Commitments

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2012, the present value of these annuities was $95.9 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 17 to our consolidated financial statements in Item 8 of this report.

We lease equipment and office space under noncancelable operating leases. Future minimum lease payments at December 31, 2012, were as follows:

Year	Future Minimum Lease Payments
(In thousands)
2013	$126
2014	50
2015	11

$187

Rental expense was $0.2 million in 2012, $0.3 million in 2011 and $0.5 million in 2010.

The table below provides information with respect to our long-term debt and contractual commitments as of December 31, 2012.

Contractual Obligations		Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In thousands)
Loss and loss adjustment expenses (1)	$570,450	$193,953	$193,953	$84,427	$98,117
Loss-based insurance assessments (2)	10,182	3,462	3,462	1,507	1,751
Capital lease obligations	—	—	—	—	—
Operating lease obligations	187	126	61	—	—
Purchase obligations	1,429	1,212	217	—	—

Total	$582,248	$198,754	$197,693	$85,934	$99,867

(1)	The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2012 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense process, see “Business—Loss Reserves” in Item 1 of this report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the amounts shown in the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors— Risks Related to Our Business—Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Item 1A of this report for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.
(2)

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

Interest Rate Risk

Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. As of December 31, 2012, we had fixed maturity securities with a fair value of $776.5 million and a carrying value of $732.4 million. These securities are all subject to interest rate risk, but because we classify the majority of our fixed maturity securities as held-to-maturity, changes in fair values have a small effect on the carrying value of our portfolio. We manage our exposure to interest rate risk with respect to these securities by investing in a portfolio of securities with moderate effective duration. At December 31, 2012, the effective duration of the total investment portfolio, including cash and short term investments, was 3.7 years. Given the current low interest rate environment, the risk to the portfolio from higher rates exceeds the potential benefit to the portfolio from lower rates. Should we experience a large rise in interest rates, the effect on the carrying value of our portfolio could be substantial.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2012 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$711,381	$(65,107)	$711,509	$(20,917)	(5.5)%
100 basis point increase	744,087	(32,401)	721,876	(10,550)	(2.8)%
No change	776,488	—	732,426	—	—
100 basis point decrease	800,988	24,500	741,727	9,302	2.4%
200 basis point decrease	808,965	32,476	746,873	14,447	3.8%

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and shareholders’ equity. In order to minimize our exposure to equity price risk, we independently monitor the financial condition of our equity securities, and diversify our investments. In addition, we limit the percentage of equity securities held in our investment portfolio to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity. As of December 31, 2012, the equity securities in our investment portfolio had a fair value of $6.8 million, representing 1.8% of shareholders’ equity on that date. See “Business—Investments” in Item 1 of this report.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and shareholders

AMERISAFE, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also include the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERISAFE, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statement, in connection with implementing new accounting standards, the Company retrospectively changed its method of accounting for costs associated with issuing or renewing insurance contracts.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMERISAFE, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 6, 2013

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2012	2011
		(As Adjusted)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $627,349 and $685,242 in 2012 and 2011, respectively)	$583,287	$646,048
Fixed maturity securities—available-for-sale, at fair value (cost $144,514 and $98,077 in 2012 and 2011, respectively)	$149,139	$100,742
Equity securities—available-for-sale, at fair value (cost $7,000 and $11,776 in 2012 and 2011, respectively)	6,766	12,240
Short-term investments	68,924	46,944

Total investments	808,116	805,974
Cash and cash equivalents	92,676	45,536
Amounts recoverable from reinsurers	101,352	96,212
Premiums receivable, net	141,950	121,223
Deferred income taxes	29,521	30,048
Accrued interest receivable	10,392	9,520
Property and equipment, net of allowance	7,711	7,628
Deferred policy acquisition costs	18,419	16,578
Other assets	10,809	11,254

	$1,220,946	$1,143,973

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$570,450	$538,214
Unearned premiums	140,528	118,699
Reinsurance premiums payable	456	1,226
Amounts held for others	41,033	29,981
Policyholder deposits	39,088	37,228
Insurance-related assessments	22,244	19,071
Accounts payable and other liabilities	25,649	23,721
Payable for investments purchased	276	616
Subordinated debt securities	—	25,780

	839,724	794,536
Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2012 and 2011; 19,513,476 and 19,408,512 shares issued and 18,255,226 and 18,150,262 shares outstanding in 2012 and 2011, respectively	195	194
Additional paid-in capital	187,401	185,734
Treasury stock at cost (1,258,250 shares in 2012 and 2011)	(22,370)	(22,370)
Accumulated earnings	213,017	183,664
Accumulated other comprehensive income	2,979	2,215

	381,222	349,437

	$1,220,946	$1,143,973

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	Year Ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)
Revenues
Premiums earned	$290,689	$251,015	$218,881
Net investment income	27,018	26,340	26,242
Net realized gains on investments	2,979	2,228	2,449
Fee and other income	562	1,080	584

Total revenues	321,248	280,663	248,156
Expenses
Loss and loss adjustment expenses incurred	219,903	189,706	157,388
Underwriting and certain other operating costs	18,450	22,404	6,409
Commissions	22,144	18,507	16,350
Salaries and benefits	20,839	19,914	21,405
Interest expense	566	1,311	1,548
Policyholder dividends	2203	1,464	834

Total expenses	284,105	253,306	203,934

Income before income taxes	37,143	27,357	44,222
Income tax expense	7,790	3,176	9,702

Net income	$29,353	$24,181	$34,520

Earnings per share
Basic	$1.62	$1.32	$1.85

Diluted	$1.58	$1.29	$1.81

Shares used in computing earnings per share
Basic	18,166,175	18,250,173	18,637,167

Diluted	18,575,133	18,700,982	19,095,320

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Year Ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)
Net Income	$29,353	$24,181	$34,520
Other comprehensive income:
Unrealized gain on securities, net of tax	764	1,986	(1,748)
Change in deferred tax valuation allowance	—	(36)	(715)

Comprehensive income	$30,117	$26,131	$32,057

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amounts
Balance at December 31, 2009, as previously reported	18,895,246	$189	—	—	$176,868	$126,348	$2,728	$306,133
Cumulative effect of accounting change – deferred policy acquisition costs	—	—	—	—	—	(1,385)	—	(1,385)
Balance at December 31, 2009, as adjusted	18,895,246	$189	—	—	$176,868	$124,963	$2,728	$304,748
Comprehensive income:
Net income	—	—	—	—	—	34,520	—	34,520
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(1,748)	(1,748)
Change in deferred tax valuation allowance	—	—	—	—	—	—	(715)	(715)
Comprehensive income	—	—	—	—	—	—	—	32,057
Common stock issued upon exercise of options	153,157	2	—	—	1,453	—	—	1,455
Restricted common stock issued	12,246	—	—	—	163	—	—	163
Share-based compensation	—	—	—	—	2,162	—	—	2,162
Tax benefit of share-based compensation	—	—	—	—	238	—	—	238
Purchase of treasury stock	—	—	(708,608)	(12,102)	—	—	—	(12,102)

Balance at December 31, 2010, as adjusted	19,060,649	$191	(708,608)	$(12,102)	$180,884	$159,483	$265	$328,721
Comprehensive income:
Net income	—	—	—	—	—	24,181	—	24,181
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	1,986	1,986
Change in deferred tax valuation allowance	—	—	—	—	—	—	(36)	(36)
Comprehensive income	—	—	—	—	—	—	—	26,131
Common stock issued upon exercise of options	338,350	3	—	—	3,336	—	—	3,339
Restricted common stock issued	9,513	—	—	—	210	—	—	210
Share-based compensation	—	—	—	—	261	—	—	261
Tax benefit of share-based compensation	—	—	—	—	1,043	—	—	1,043
Purchase of treasury stock	—	—	(549,642)	(10,268)	—	—	—	(10,268)

Balance at December 31, 2011, as adjusted	19,408,512	$194	(1,258,250)	$(22,370)	$185,734	$183,664	$2,215	$349,437

Comprehensive income:
Net income	—	—	—	—	—	29,353	—	29,353
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	764	764
Comprehensive income	—	—	—	—	—	—	—	30,117
Common stock issued upon exercise of options	86,800	1	—	—	780	—	—	781
Restricted common stock issued	18,164	—	—	—	240	—	—	240
Share-based compensation	—	—	—	—	226	—	—	226
Tax benefit of share-based compensation	—	—	—	—	421	—	—	421

Balance at December 31, 2012	19,513,476	$195	(1,258,250)	$(22,370)	$187,401	$213,017	$2,979	$381,222

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)
Operating activities
Net income	$29,353	$24,181	$34,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,112	1,015	1,028
Net amortization/accretion of investments	10,151	6,660	4,989
Deferred income taxes	115	(1,525)	(2,169)
Net realized gains on investments	(2,979)	(2,228)	(2,449)
Loss/(gain) on sale of asset	1	32	(16)
Share-based compensation	641	471	2,325
Changes in operating assets and liabilities:
Premiums receivable	(20,727)	1,395	28,952
Accrued interest receivable	(872)	(1,816)	(539)
Deferred policy acquisition costs	(1,841)	(1,441)	859
Other assets	445	(2,008)	(9,268)
Reserve for loss and loss adjustment expenses	32,236	6,010	(2,451)
Unearned premiums	21,829	7,205	(11,006)
Reinsurance balances	(5,910)	140	(13,248)
Amounts held for others and policyholder deposits	12,912	5,355	6,082
Accounts payable and other liabilities	4,582	263	7,235

Net cash provided by operating activities	81,048	43,709	44,844
Investing activities
Purchases of investments held-to-maturity	(79,042)	(86,669)	(68,095)
Purchases of investments available-for-sale	(92,751)	(120,637)	(36,936)
Purchases of short-term investments	(95,954)	(87,460)	(89,427)
Proceeds from maturities of investments held-to-maturity	134,994	97,863	66,021
Proceeds from sales and maturities of investments available-for-sale	52,514	36,329	30,157
Proceeds from sales and maturities of short-term investments	72,105	118,759	64,813
Purchases of property and equipment	(1,196)	(1,128)	(3,206)
Proceeds from sales of property and equipment	—	—	16

Net cash used in investing activities	(9,330)	(42,943)	(36,657)
Financing activities
Proceeds from stock option exercise	781	3,339	1,455
Tax benefit from share-based payments	421	1,043	238
Purchase of treasury stock	—	(10,268)	(12,102)
Redemption of subordinated debt securities	(25,780)	(10,310)	—

Net cash used in financing activities	(24,578)	(16,196)	(10,409)

Change in cash and cash equivalents	47,140	(15,430)	(2,222)
Cash and cash equivalents at beginning of year	45,536	60,966	63,188

Cash and cash equivalents at end of year	$92,676	$45,536	$60,966

Supplemental disclosure of cash flow information
Interest paid	$686	$1,412	$1,547

Income taxes paid	$7,004	$1,000	$6,256

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

The Company provides workers’ compensation for companies primarily in special trade groups, including construction, trucking, manufacturing and agriculture. Assets and revenues of AIIC represent approximately 99% of comparable consolidated amounts of the Company for each of 2012, 2011 and 2010.

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

Adjustments to Financial Statements

The Company’s prior annual financial statements, including the years ended December 31, 2011 and 2010, have been adjusted to reflect the accounting change related to the retrospective adoption of the calculation of deferred acquisition costs.

Certain prior year amounts have been reclassified to conform with the current year presentation.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The following table reflects the adjustments to the financial statement line items at December 31, 2011 (dollars in thousands).

Consolidated Balance Sheet

	At December 31, 2011
	As Reported	Adjustments	As Adjusted
Deferred income taxes	$29,286	$762	$30,048
Deferred policy acquisition costs	18,756	(2,178)	16,578
Total assets	1,148,509	(4,536)	1,143,973
Reinsurance premiums payable	—	1,226	1,226
Insurance-related assessments	21,506	(2,435)	19,071
Accounts payable and other liabilities	25,633	(1,912)	23,721
Total liabilities	797,657	(3,121)	794,536
Shareholders’ equity	350,852	(1,415)	349,437
Total liabilities and shareholders’ equity	1,148,509	(4,536)	1,143,973

The following table reflects the adjustments to the financial statement line items for the years ended December 31, 2010 and 2011 (dollars in thousands except per share data).

Consolidated Statement of Operations

	For the Year Ended December 31, 2010
	As Reported	Adjustments	As Adjusted
Underwriting and certain other operating costs	$6,277	$132	$6,409
Income before income taxes	44,354	(132)	44,222
Income tax expense	9,748	(46)	9,702
Net income	34,606	(86)	34,520
Earnings per share—basic	$1.86	$(0.01)	$1.85

	For the Year Ended December 31, 2011
	As Reported	Adjustments	As Adjusted
Underwriting and certain other operating costs	$22,490	$(86)	$22,404
Income before income taxes	27,271	86	27,357
Income tax expense	3,146	30	3,176
Net income	24,125	56	24,181

Comprehensive income for 2010 as reported was $32,143,000 and adjusted to $32,057,000.

Comprehensive income for 2011 as reported was $26,075,000 and adjusted to $26,131,000.

Additionally, retained earnings at January 1, 2010 was decreased by $1,385,000.

The adjustments did not change subtotals of net cash provided by operating activities, investing activities, or cash flows used in financing activities.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

See note 21 for additional information regarding our unaudited quarterly financial data for the years ended December 31, 2011 and 2010, which data reflects this adjustment.

Investments

The Company has the ability and positive intent to hold certain investments until maturity. Therefore, fixed maturity securities classified as held-to-maturity are recorded at amortized cost. Equity securities and fixed maturity securities classified as available-for-sale are recorded at fair value. Temporary changes in the fair value of these securities are reported in shareholders’ equity as a component of other comprehensive income, net of deferred income taxes.

Investment income is recognized as it is earned. The discount or premium on fixed maturity securities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Deferred Policy Acquisition Costs

The direct costs of acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2012, 2011 or 2010.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Premium Revenue

Premiums on workers’ compensation insurance are based on actual payroll costs or production during the policy term and are normally billed monthly in arrears or annually. However, the Company generally requires a deposit at the inception of a policy.

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

Experience-rated commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. These commission revenues on reinsurance contracts are recognized during the related reinsurance treaty period and are based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations. Experience-rated commissions reduced underwriting and other operating costs by $11.1 million in 2012, $5.7 million in 2011 and $9.5 million in 2010.

Fee and Other Income

The Company recognizes income related to commissions earned by AGAI as the related services are performed.

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and other operating costs in the consolidated statements of income. Total advertising expenses incurred were $444,000 in 2012, $421,000 in 2011 and $413,000 in 2010.

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

Insurance-Related Assessments

Insurance-related assessments are accrued in the period in which they have been incurred. The Company is subject to a variety of assessments related to insurance commerce, including those by state guaranty funds and workers’ compensation second-injury funds. State guaranty fund assessments are used by state insurance oversight agencies to cover losses of policyholders of insolvent or rehabilitated insurance companies and for the operating expenses of such agencies. The Company has a premium tax benefit accrued of $3.4 million and $3.3 million as of December 31, 2012 and 2011, respectively for mandatory assessments that may be recovered through a reduction in future premium taxes in certain states. Assessments related to premiums are generally paid one year after the calendar year in which the premium is written, while assessments related to losses are generally paid within one year of when the loss is paid.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

In April 2004, the Company formed Amerisafe Capital Trust II (“ACT II”) for the sole purpose of issuing $25.0 million in trust preferred securities. ACT II used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $25.8 million of subordinated debt securities from the Company. In May 2012, the Company redeemed $12.9 million of the $25.8 million aggregate principal amount of subordinated debt securities. The Company redeemed the remaining $12.9 million of subordinated debt securities from ACT II in August 2012 and the trust was canceled. The debt securities had been the sole assets of ACT II, and the payments under the debt securities were the sole revenues of ACT II.

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

Stock-Based Compensation

The Company recognizes the impact of its share-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. All share-based grants are recognized as compensation expense over the vesting period. The target value of long-term incentive awards are recognized as compensation over the performance period.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Recent Accounting Pronouncements

In October 2010, the FASB issued Accounting Standards Update 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (previously referred to as Emerging Issues Task Force (“EITF”) Issue 09-G). This guidance changed the accounting for costs associated with acquiring or renewing insurance contracts in response to diversity in practice in the capitalization and amortization of those costs. Under the new guidance, deferrable costs are limited to incremental direct costs of successful contract acquisition incurred with independent third parties and the portion of total employee compensation and payroll-related fringe benefits related to time spent performing specified acquisition activities (e.g., underwriting, policy issuance and processing) for successful acquisition efforts. Companies were given a choice between prospective and retrospective adoption. The new guidance became effective for fiscal years beginning after December 15, 2011. Pursuant to the new guidance, the Company adopted the standard on a retrospective basis. The Company’s adoption resulted in a $2.2 million reduction of deferred policy acquisition costs, a $0.8 million decrease in deferred income tax liabilities and a $1.4 million decrease to shareholders’ equity at December 31, 2011. The adjustment to shareholders’ equity resulted in a reduction in book value of $0.08 per share based on the number of shares outstanding at January 1, 2012. The impact on the Company’s results of operations at January 1, 2010 was not material.

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

Short-term investments held at December 31, 2012 include $63.5 million of corporate bonds, certificates of deposit of $0.9 million and $4.5 million of municipal securities. Short-term investments held at December 31, 2011 include $37.0 million of corporate bonds, certificates of deposits of $9.7 million and $0.3 million of municipal securities. All certificates of deposits are fully insured by the Federal Deposit Insurance Corporation.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at December 31, 2012 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
States and political subdivisions	$400,687	$31,387	$(106)	$431,968
Corporate bonds	82,824	1,565	(12)	84,377
Commercial mortgage-backed securities	51,529	6,433	—	57,962
U.S. agency-based mortgage-backed securities	32,984	3,063	(5)	36,042
U.S. Treasury securities and obligations of U.S. Government agencies	11,034	1,721	—	12,755
Asset-backed securities	4,229	192	(176)	4,245

Totals	$583,287	$44,361	$(299)	$627,349

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at December 31, 2012 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed Maturity:
States and political subdivisions	$93,362	$5,022	$(142)	$98,242
Corporate bonds	39,211	623	(24)	39,810
U.S. agency-based mortgage-backed securities	11,941	5	(859)	11,087

Total Fixed Maturity	144,514	5,650	(1,025)	149,139
Equity securities	7,000	451	(685)	6,766

Totals	$151,514	$6,101	$(1,710)	$155,905

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

December 31, 2012

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

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at December 31, 2012, by contractual maturity, is as follows:

	Cost or Amortized Cost	Fair Value
	(In thousands)
Maturity:
Due in 2013	$81,159	$81,897
In 2014 through 2017	147,800	156,272
In 2018 through 2022	138,680	154,343
After 2022	126,906	136,588
U.S. agency-based mortgage-backed securities	32,984	36,042
Commercial mortgage-backed securities	51,529	57,962
Asset-backed securities	4,229	4,245

Totals	$583,287	$627,349

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at December 31, 2012, by contractual maturity, is as follows:

	Cost or Amortized Cost	Fair Value
	(In thousands)
Maturity:
Due in 2013	$7,239	$7,223
In 2014 through 2017	24,641	25,003
In 2018 through 2022	18,708	19,342
After 2021	81,985	86,484
U.S. agency-based mortgage-backed securities	11,941	11,087

Totals	$144,514	$149,139

At December 31, 2012, there were $16.3 million of held-to-maturity investments on deposit with regulatory agencies of states in which the Company does business.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2012, 2011 and 2010 is as follows:

	Fixed Maturity Securities Available for Sale	Equity Securities	Other	Total
	(In thousands)
Year ended December 31, 2012
Proceeds from sales	$22,363	$10,777	$—	$33,140

Gross realized investment gains	$1,555	$1,186	$—	$2,741
Gross realized investment (losses)	—	—	—	—

Net realized investment gain	1,555	1,186	—	2,741
Other, including gains on calls and redemptions	15	—	223	238

Net realized investment gains	$1,570	$1,186	$223	$2,979

Year ended December 31, 2011
Proceeds from sales	$21,560	$14,769	$—	$36,329

Gross realized investment gains	$815	$1,621	$—	$2,436
Gross realized investment (losses)	—	(98)	(1)	(99)

Net realized investment gain	815	1,523	(1)	2,337
Impairments	—	—	(169)	(169)
Other, including gains on calls and redemptions	—	—	60	60

Net realized investment gains	$815	$1,523	$(110)	$2,228

Year ended December 31, 2010
Proceeds from sales	$15,462	$14,695	$—	$30,157

Gross realized investment gains	$—	$2,650	$—	$2,650
Gross realized investment (losses)	—	—	—	—

Net realized investment gain	—	2,650	—	2,650
Impairments	—	(693)	—	(693)
Other, including gains on calls and redemptions	411	—	81	492

Net realized investment gains	$411	$1,957	$81	$2,449

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Gross investment income:
Fixed maturity securities	$27,167	$26,769	$26,571
Short-term investments and cash and cash equivalents	489	590	819
Equity securities	446	181	71

Total gross investment income	28,102	27,540	27,461
Investment expenses	(1,084)	(1,200)	(1,219)

Net investment income	$27,018	$26,340	$26,242

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The following table summarizes, as of December 31, 2012, the gross unrealized losses on securities that were at a loss for either less than twelve months or twelve months or longer:

	As of December 31, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$10,734	$12	$—	$—	$10,734	$12
States and political subdivisions	11,913	106	—	—	11,913	106
U.S. agency-based mortgage-backed securities	117	—	68	5	185	5
Asset-backed securities	—	—	2,277	176	2,277	176

Total held-to-maturity securities	22,764	118	2,345	181	25,109	299

Available-for Sale
Fixed maturity securities:
Corporate bonds	$6,411	$24	$—	$—	$6,411	$24
States and political subdivisions	6,281	142	—	—	6,281	142
U.S. agency-based mortgage-backed securities	10,919	859	—	—	10,919	859
Equity Securities	4,186	685	—	—	4,186	685

Total available-for-sale securities	27,797	1,710	—	—	27,797	1,710

Total	$50,561	$1,828	$2,345	$181	$52,906	$2,009

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

December 31, 2012

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

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for doubtful accounts. The components of premiums receivable are shown below:

	December 31,
	2012	2011
	(In thousands)
Premiums receivable	$148,374	$126,796
Allowance for doubtful accounts	(6,424)	(5,573)

Premiums receivable, net	$141,950	$121,223

The following summarizes the activity in the allowance for doubtful accounts:

	December 31,
	2012	2011	2010
	(In thousands)
Balance, beginning of year	$5,573	$5,104	$4,917
Provision for bad debts	2,230	1,209	915
Write-offs	(1,379)	(740)	(728)

Balance, end of year	$6,424	$5,573	$5,104

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Included in premiums receivable at December 31, 2012, 2011 and 2010 is the Company’s estimate for EBUB premium of $3.0 million, $2.1 million and $1.8 million, respectively.

4.	Deferred Policy Acquisition Costs

The Company incurs certain costs related to acquiring policies. These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2012	2011
		(As Adjusted)
	(In thousands)
Agents’ commissions	$13,418	$11,745
Premium taxes	3,814	3,569
Deferred underwriting expenses	1,187	1,264

Total deferred policy acquisition costs	$18,419	$16,578

The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)
	(In thousands)
Balance, beginning of year	$16,578	$15,137	$15,997
Policy acquisition costs deferred	40,961	36,064	28,223
Amortization expense during the year	(39,120)	(34,623)	(29,083)

Balance, end of year	$18,419	$16,578	$15,137

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2012	2011
	(In thousands)
Land and office building	$7,669	$7,578
Furniture and equipment	6,920	6,552
Software	9,420	8,720
Automobiles	81	81

	24,090	22,931
Accumulated depreciation	(16,379)	(15,303)

Property and equipment, net	$7,711	$7,628

The Company had no capital lease obligations at December 31, 2012 and 2011.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

6.	Reinsurance

The Company cedes certain premiums and losses to various reinsurers under quota share and excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2012, 2011 and 2010 was as follows:

	2012 Premiums		2011 Premiums		2010 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(In thousands)
Gross	$328,823	$306,994	$272,101	$264,896	$228,424	$239,430
Ceded	(16,305)	(16,305)	(13,881)	(13,881)	(20,549)	(20,549)

Net premiums	$312,518	$290,689	$258,220	$251,015	$207,875	$218,881

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2012	2011
	(In thousands)
Unpaid losses recoverable:
Case basis	$31,105	$35,069
Incurred but not reported	24,085	25,868
Paid losses recoverable	746	764
Experience-rated commissions recoverable	45,416	34,511

Total	$101,352	$96,212

Amounts recoverable from reinsurers consists of ceded case reserves, ceded incurred but not reported (“IBNR”) reserves, paid losses recoverable and experience-rated commissions recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2012, there were no paid losses recoverable past due. Experience-rated commissions recoverable represents earned commission from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers.

The Company received reinsurance recoveries of $5,344,000 in 2012, $2,861,000 in 2011 and $3,667,000 in 2010.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

At December 31, 2012, unsecured reinsurance recoverables from reinsurers that exceeded 1.5% of statutory surplus of the Company’s insurance subsidiary are shown below (in thousands). The A.M. Best Company rating for the reinsurer is shown parenthetically.

Hannover Reinsurance (Ireland) Limited (A+)	$31,904
Aspen Insurance (Bermuda) Limited (A)	14,191
Odyssey America Reinsurance Corporation (A)	12,426
Minnesota Workers’ Compensation Reinsurance Association (NR)	8,641
Clearwater Insurance Company (B+)	5,769
Finial Reinsurance Company (A-)	4,975
SCOR Reinsurance Company (A)	4,904
Other reinsurers	18,542

Total reinsurance recoverables	101,352
Letters of credit and funds held	(58,993)

Total unsecured reinsurance recoverables	$42,359

7.	Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2012	2011
		(As Adjusted)
	(In thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$21,878	$20,576
Unearned premiums	12,043	10,446
Accrued expenses and other	3,870	3,555
Accrued policyholder dividends	916	698
Capital loss carryforward	—	568
Impaired securities	94	94
Accrued insurance-related assessments	3,564	3,472
AMT tax credit	64	—

Total deferred tax assets	42,429	39,409
Deferred income tax liabilities:
Deferred policy acquisition costs	(7,499)	(6,905)
Deferred charges	(666)	(852)
Unrealized gain on securities available-for-sale	(1,604)	(1,192)
Property and equipment and other	(356)	(52)
Salvage and subrogation	(442)	(360)
Guaranty fund related items	(2,341)	—

Total deferred income tax liabilities	(12,908)	(9,361)

Net deferred income taxes	$29,521	$30,048

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)
	(In thousands)
Current:
Federal	$7,372	$4,529	$11,617
State	302	172	254

	7,674	4,701	11,871
Deferred:
Federal	116	(1,525)	(2,169)

Total	$7,790	$3,176	$9,702

In 2012, the Company made no adjustment to the valuation allowance. In 2011, the Company recorded a reduction of $1.4 million in the valuation allowance of $3.0 million established in 2008 for unrealized losses resulting from other-than-temporary impairments.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)
	(In thousands)
Income tax computed at federal statutory tax rate	$13,000	$9,575	$15,478
Tax-exempt interest, net	(5,333)	(5,105)	(5,133)
State income tax	302	172	254
Dividends received deduction	(79)	(29)	(6)
Valuation allowance	—	(1,442)	(869)
Other	(100)	5	(22)

	$7,790	$3,176	$9,702

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2012 and 2011.

Tax years 2008 through 2011 are subject to examination by the federal and state taxing authorities. The Company is currently undergoing an examination by the Internal Revenue Service for tax year 2009.

8.	Line of Credit

In October 2007, the Company entered into an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank, NA. The agreement expired in October 2010. The Company renewed this agreement in the fourth quarter 2010 for an additional three years to mature in December 2013. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR. The Company pays a fee of 3/8% (three

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

eighths of one percent ) on the unused portion of the loan in arrears quarterly for a fee of $75,000 annually, assuming the line of credit is not used during the calendar year. The line of credit is unsecured. No borrowings or letters of credit were outstanding under the line of credit arrangement at December 31, 2012 or 2011.

9.	Subordinated Debt Securities

On December 16, 2003, the Company entered into a trust preferred securities transaction pursuant to which it issued $10.3 million aggregate principal amount of subordinated debt securities due in 2034. To effect the transaction, the Company formed a Delaware statutory trust, Amerisafe Capital Trust I (“ACT I”). ACT I issued $10.0 million of preferred securities to investors and $0.3 million of common securities to the Company. ACT I used the proceeds from these issuances to purchase the subordinated debt securities. In July 2011, the Company redeemed all $10.3 million of subordinated debt securities from ACT I and the trust was canceled. The Company paid interest on its ACT I subordinated debt securities quarterly at a rate equal to LIBOR plus 4.10% per annum (4.4% at December 31, 2010). ACT I paid interest on its preferred securities at the same rate. Payments of principal, interest and premium, if any, on the ACT I preferred securities were guaranteed by the Company.

On April 29, 2004, the Company entered into a second trust preferred securities transaction pursuant to which it issued $25.8 million aggregate principal amount of subordinated debt securities due in 2034. To effect the transaction, the Company formed a Delaware statutory trust, Amerisafe Capital Trust II (“ACT II”). ACT II issued $25.0 million of preferred securities to investors and $0.8 million of common securities to the Company. ACT II used the proceeds from these issuances to purchase the subordinated debt securities. In May 2012, the Company redeemed $12.9 million of the $25.8 million aggregate principal amount of subordinated debt securities. The Company redeemed the remaining $12.9 million of subordinated debt securities from ACT II in August 2012 and the trust was canceled. The Company paid interest on its ACT II subordinated debt securities quarterly at a rate equal to LIBOR plus 3.80% per annum (4.3% at December 31, 2011). ACT II paid interest on its preferred securities at the same rate. Payments of principal, interest and premium, if any, on the ACT II preferred securities were guaranteed by the Company.

10.	Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Reserves for loss and loss adjustment expenses (“LAE”)	$538,214	$532,204	$534,655
Less amounts recoverable from reinsurers on unpaid loss and LAE	60,937	65,536	60,435

Reserves for loss and LAE, net of related amounts recoverable from reinsurers, at beginning of year	477,277	466,668	474,220
Add:
Provision for loss and LAE for claims occurring in the current year, net of reinsurance	222,393	196,269	179,022
Change in estimated loss and LAE for claims occurring in prior years, net of reinsurance	(2,490)	(6,563)	(21,634)

Incurred losses during the current year, net of reinsurance	219,903	189,706	157,388
Less loss and LAE payments for claims, net of reinsurance, occurring during:
Current year	50,423	53,213	47,385
Prior years	131,497	125,884	117,555

	181,920	179,097	164,940

Reserves for loss and LAE, net of related amounts recoverable from reinsurers, at end of year	515,260	477,277	466,668
Add amounts recoverable from reinsurers on unpaid loss and LAE	55,190	60,937	65,536

Reserves for loss and LAE	$570,450	$538,214	$532,204

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The foregoing reconciliation reflects favorable development of the net reserves at December 31, 2012, 2011, and 2010. The favorable development reduced loss and loss adjustment expense incurred by $2.5 million, $6.6 million and $21.6 million in 2012, 2011 and 2010, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.

Reserves established for workers’ compensation insurance have included the exposure to occupational disease or accidents related to asbestos or environmental claims. The exposure to asbestos claims emanate from the direct sale of workers’ compensation insurance. These claims resulted from industry workers who were exposed to tremolite asbestos dust and electricians and carpenters who were exposed to products that contained asbestos. There has been no known exposure to asbestos claims arising from assumed business. The emergence of these claims is slow and highly unpredictable. The Company estimates full impact of the asbestos exposure by establishing full case basis reserves on all known losses. Reserves for losses incurred but not reported (IBNR) include a provision for development of reserves on reported losses. Reserves are established for loss adjustment expenses (LAE) associated with these case and IBNR loss reserves.

The following table details our exposures to various asbestos related claims:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Reserves for loss and LAE at beginning of year	$—	$—	$—
Incurred losses and LAE during the current year	168	—	—
Less loss and LAE payments for claims occurring during the current year	1	—	—

Reserves for loss and LAE at end of year	$167	$—	$—

The Company has historically written general liability coverages that are reported in other liability lines of business. These coverages may be associated with the property and casualty’s industry exposure to environmental claims. However, the Company has not been notified by any insured for which exposure exists due to these types of claims. Company management believes potential exposure to environmental claims to be remote. Therefore, the Company has no loss or loss adjustment expense reserves for such liabilities.

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

11.	Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholder’s capital and surplus at December 31, 2012, 2011 and 2010 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2012, were as follows (in thousands):

	2012	2011	2010
Capital and surplus	$323,932	$314,397	$320,388
Net income	31,059	26,969	30,484
Realized investment gains (losses)	2,958	2,121	3,040

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Property and casualty insurance companies are subject to certain risk-based capital (“RBC”) requirements specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2012, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirement.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the lesser of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Louisiana Commissioner of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. AIIC paid $21.0 million in dividends to the Company in 2012, $32.0 million in 2011 and $32.3 million in 2010. Based upon the dividend limitation described above, AIIC could pay to the Company dividends of up to $32.4 million after March of 2013 without seeking regulatory approval.

12.	Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. At December 31, 2012, there were 19,513,476 shares of common stock issued and 18,255,226 shares outstanding.

Preferred Stock

Shareholders approved an amended Certificate of Formation for the Company on June 15, 2010 under which the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 2012, there were no shares of preferred stock outstanding.

No shares of these classes of capital stock were outstanding at December 31, 2012 or 2011. No shares of these classes of capital stock were issued in the three year period ended December 31, 2012. Effective December 31, 2009, all outstanding shares of Series C preferred stock and Series D preferred stock were redeemed and canceled.

13.	Stock Options and Restricted Stock

2005 Incentive Plan

The AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”) is administered by the Compensation Committee of the Board and is designed to provide incentive compensation to executive officers and other key management personnel. The 2005 Incentive Plan permitted awards in the form of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, non-qualified stock options, restricted shares of common stock and restricted stock units. In connection with the approval of the 2012 Equity and Incentive Compensation Plan by the Company’s shareholders, no further awards will be made under the 2005 Equity Incentive Plan.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical attrition rate for those employees at the officer level, who are eligible to receive options. Further, the Company aggregates individual awards into homogenous groups based upon grant date. Expected volatility is estimated using daily historical volatility for six companies within the property and casualty insurance sector. The Company believes that historical volatility of this peer group is currently the best estimate of expected volatility of the market price of the Company’s common shares. The dividend yield is assumed to be zero as the Company did not pay cash dividends until 2013. The risk-free interest rate is the yield on the grant date of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.

At December 31, 2012, 248,009 shares of common stock were available for future awards under the 2005 Incentive Plan.

No options were granted under the 2005 Incentive Plan in 2012, 2011 or 2010.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The following table summarizes information about the stock options outstanding under the 2005 Incentive Plan at December 31, 2010, 2011 and 2012:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2010	1,468,855	10.34	7.4
Granted	—	—	—
Exercised	(153,157)	9.50	—
Canceled, forfeited, or expired	(45,000)	—	—

Outstanding at December 31, 2010	1,270,698	10.28	6.4

Exercisable at December 31, 2010	1,118,498	9.49	6.1

Outstanding at January 1, 2011	1,270,698	10.28	6.4
Granted	—	—	—
Exercised	(338,350)	9.87	—
Canceled, forfeited, or expired	(13,000)	—	—

Outstanding at December 31, 2011	919,348	10.37	5.5

Exercisable at December 31, 2011	832,948	9.70	5.2

Outstanding at January 1, 2012	919,348	10.37	5.5
Granted	—	—	—
Exercised	(86,800)	9.00	—
Canceled, forfeited, or expired	—	—	—

Outstanding at December 31, 2012	832,548	10.51	4.6

Exercisable at December 31, 2012	779,948	10.08	4.4

No options were granted in 2012, 2011 or 2010.

	2012	2011	2010
Cash received from option exercises	$781,000	$3,339,000	$1,455,000
Total tax benefits realized for tax deductions from options exercised	405,000	1,025,000	233,000
Total intrinsic value of options exercised	1,468,000	4,240,000	1,238,000
Fair value of shares vested	310,000	315,000	1,245,000
Aggregate intrinsic value of vested shares outstanding	13,393,000	11,288,000	8,961,000

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The following table summarizes information about the restricted stock outstanding under the 2005 Incentive Plan at December 31, 2012:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2010	—
Granted	—
Vested	—
Forfeited	—

Nonvested balance at December 31, 2010	—

Granted	—
Vested	—
Forfeited	—

Nonvested balance at December 31, 2011	—

Granted	8,000	27.47
Vested	—
Forfeited	—

Nonvested balance at December 31, 2012	8,000	27.47

The Company recognized compensation expense of $244,000, $261,000 and $2,162,000 in 2012, 2011 and 2010, respectively, related to awards made under the 2005 Incentive Plan.

2010 Restricted Stock Plan

In 2010, the Company’s shareholders approved an amendment to the AMERISAFE Non-Employee Director Restricted Stock Plan (the “2010 Restricted Stock Plan”). The Plan is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the 2010 Restricted Stock Plan is 100,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2012, there were 70,824 shares of common stock available for future awards under the 2010 Restricted Stock Plan.

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

As of December 31, 2012, there were 7,833 shares of restricted stock outstanding under the 2010 Restricted Stock Plan, all of which will vest on the date of the annual meeting of shareholders in 2013.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The following table summarizes information about the restricted stock outstanding under the 2010 Restricted Stock Plan at December 31, 2012:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2010	5,844	15.39
Granted	12,246	17.76
Vested	(6,260)	15.56
Forfeited	—	—

Nonvested balance at December 31, 2010	11,830	17.75

Granted	9,513	22.06
Vested	(11,830)	17.75
Forfeited	—	—

Nonvested balance at December 31, 2011	9,513	22.06

Granted	7,833	26.79
Vested	(9,513)	22.06
Forfeited	—	—

Nonvested balance at December 31, 2012	7,833	26.79

The Company recognized compensation expense of $210,000 in 2012, $210,000 in 2011 and $163,000 in 2010 related to the 2010 Restricted Stock Plan. In 2012, total tax benefits realized for tax deductions from vesting of restricted stock was $16,000. In 2011, total tax benefits realized for tax deductions from vesting of restricted stock was $18,000. In 2010, total tax expense of $5,000 was for tax from vesting of restricted stock.

2012 Equity and Incentive Compensation Plan

In 2012, the Company’s shareholders approved the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). The 2012 Incentive Plan is administered by the Compensation Committee of the Board and is designed to attract, retain and motivate non-employee directors, officers, key employees and consultants by providing incentives for superior performance. The 2012 Incentive Plan authorizes the grant of equity-based compensation in the form of option rights, appreciation rights, restricted shares, restricted stock units, cash incentive awards, performance shares and units, and other types of awards.

A maximum of 500,000 shares of common stock may be issued or transferred upon the exercise of option rights or appreciation rights, as restricted shares and released from substantial risk of forfeiture, in payment of restricted stock units, in payment of performance shares or performance units that have been earned, as awards of shares of common stock to non-employee directors, as other awards granted under the 2012 Incentive Plan, or in payment of dividend equivalents paid with respect to awards made under the plan subject to adjustment in the event of a merger, stock dividend, stock split or similar event, which may be original issue shares or treasury shares or a combination of the two.

In 2012, 2,331 shares of restricted stock were granted under the 2012 Incentive Plan, all of which will vest in March 2015. At December 31, 2012, there were 497,669 shares of common stock available for future awards under the 2012 Incentive Plan.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The following table summarizes information about the restricted stock outstanding under the 2012 Incentive Plan at December 31, 2012:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at December 31, 2011	—	—

Granted	2,331	26.79
Vested	—	—
Forfeited	—	—

Nonvested balance at December 31, 2012	2,331	26.79

The Company recognized compensation expense of $12,000 and $175,000 in 2012 related to share-based grants and long-term incentive awards under the 2012 Incentive Plan.

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

The calculation of basic and diluted EPS for the years ended December 31, 2012, 2011 and 2010 are presented below.

	For the Year Ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)
	(In thousands, except earnings per share amounts)
Basic EPS:
Net income available to common shareholders	$29,353	$24,181	$34,520

Weighted-average common shares outstanding	18,166	18,250	18,637

Basic earnings per share	$1.62	$1.32	$1.85

Diluted EPS:
Income allocable to common shareholders	$29,353	$24,181	$34,520

Weighted average common shares outstanding	18,166	18,250	18,637
Diluted effect:
Stock options	391	440	449
Restricted stock	12	11	9
Long-term incentive awards	6	—	—

Weighted average diluted shares outstanding	18,575	18,701	19,095

Diluted earnings per share	$1.58	$1.29	$1.81

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The table below sets forth the calculation of the percentage of net income allocable to common shareholders, or the “portion allocable to common shareholders.” Under the two-class method, unvested stock options, and out-of-money vested stock options are not considered to be participating securities.

	Years Ended
	2012	2011	2010
Numerator:
Basic weighted average common shares	18,166,175	18,250,173	18,637,167
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	408,958	450,809	458,153

Weighted average participating common shares	18,575,133	18,700,982	19,095,320

Denominator:
Weighted average participating shares	18,575,133	18,700,982	19,095,320

15.	Other Comprehensive Income

	Pre-Tax Amount	Tax Expense	Net-of-Tax Amount
	(In thousands)
December 31, 2012
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$2,555	$894	$1,661
Change in unrealized losses on fixed maturity securities with OTTI	1	—	1
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(101)	(35)	(66)
Less reclassification adjustment for gains realized in net income	(1,279)	(447)	(832)

Net unrealized gain	1,176	412	764

Other comprehensive income	$1,176	$412	$764

December 31, 2011
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$3,127	$1,094	$2,033
Change in unrealized losses on fixed maturity securities with OTTI	(21)	(7)	(14)
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(159)	(56)	(103)
Less reclassification adjustment for gains realized in net income	107	37	70
Change in deferred tax valuation allowance	—	36	(36)

Net unrealized gain	3,054	1,104	1,950

Other comprehensive income	$3,054	$1,104	$1,950

December 31, 2010
Unrealized gain on securities:
Unrealized loss on available-for-sale securities	$(632)	$(221)	$(411)
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(405)	(141)	(264)
Less reclassification adjustment for losses realized in net income	(1,651)	(578)	(1,073)
Change in deferred tax valuation allowance	—	715	(715)

Net unrealized loss	(2,688)	(225)	(2,463)

Other comprehensive income	$(2,688)	$(225)	$(2,463)

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

16.	Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches up to 2% of employee compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Company contributions to this plan were $322,000 in 2012, $316,000 in 2011 and $307,000 in 2010.

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

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes (in thousands) the fair value of the annuities at December 31, 2012, that the Company has purchased to satisfy its obligations. The A.M. Best Company rating is shown parenthetically.

Life Insurance Company	Statement Value of Annuities Exceeding 1% of Statutory Surplus
American General Life Insurance (A)	$19,930
Pacific Life and Annuity Company (A+)	15,451
New York Life Insurance Company (A++)	12,436
Metropolitan Life Insurance Company (A+)	11,826
John Hancock Life Insurance Company USA (A+)	7,370
Aviva Life Insurance Company (A)	7,085
Genworth Life Insurance Company (A)	5,246
Liberty Life Assurance Company of Boston (A)	4,733
Other	11,835

$95,912

Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best Company rating of “A” (Excellent) or better.

The Company leases equipment and office space under noncancelable operating leases. At December 31, 2012, future minimum lease payments are as follows (in thousands):

2013	$126
2014	50
2015	11

$187

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Rental expense was $237,000 in 2012, $293,000 in 2011 and $475,000 in 2010.

18.	Concentration of Operations

The Company derives its revenues almost entirely from its operations in the workers’ compensation insurance line of business. Total net premiums earned for the different lines of business are shown below:

	2012		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Workers’ compensation	$290,538	99.9%	$249,966	99.6%	$217,810	99.5%
General liability	151	0.1%	1,049	0.4%	1,071	0.5%

Total net premiums earned	$290,689	100.0%	$251,015	100.0%	$218,881	100.0%

Net premiums earned during 2012, 2011 and 2010 for the top ten states in 2012 and all others are shown below:

	2012		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Louisiana	$31,134	10.7%	$28,157	11.2%	$23,406	10.7%
Georgia	25,033	8.6	21,496	8.6	19,308	8.8
Pennsylvania	24,480	8.4	19,265	7.7	16,784	7.7
North Carolina	20,036	6.9	17,071	6.8	17,038	7.8
Illinois	18,119	6.2	14,673	5.8	14,294	6.5
Oklahoma	16,157	5.6	16,037	6.4	14,544	6.6
Virginia	16,144	5.6	15,660	6.2	13,680	6.3
Texas	11,687	4.0	11,073	4.4	8,858	4.0
Kansas	10,925	3.8	9,486	3.8	7,126	3.3
Minnesota	10,094	3.5	9,388	3.7	7,887	3.6
All others	106,880	36.7	88,709	35.4	75,956	34.7

Total net premiums earned	$290,689	100.0%	$251,015	100.0%	$218,881	100.0%

19.	Fair Values of Financial Instruments

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Short Term Investments—The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair value.

Subordinated Debt Securities—The carrying value of the Company’s subordinated debt securities approximated the estimated fair value of the obligations as the interest rates on these securities were comparable to rates that the Company believed it would have incurred on comparable borrowings.

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Fixed maturity securities—held to maturity	$583,287	$627,349	$646,048	$685,242
Fixed maturity securities—available for sale	149,139	149,139	100,742	100,742
Equity securities	6,766	6,766	12,240	12,240
Cash and cash equivalents	92,676	92,676	45,536	45,536
Short-term investments	68,924	68,924	46,944	46,944
Liabilities:
Subordinated debt securities:
ACT II	—	—	25,780	25,780

The Company carries available-for-sale securities at fair value in our consolidated financial statements and determines fair value measurements and disclosure in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure.

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

December 31, 2012

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 are as follows:

	December 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity
Domestic common stock	$6,766	$—	$—	$6,766
Securities available for sale—fixed maturity
States and political subdivisions	—	98,243	—	98,243
U.S. agency-based mortgage-backed securities	—	11,086	—	11,086
Corporate bonds	—	39,810	—	39,810

Total available for sale—fixed maturity	$—	$149,139	$—	$149,139

Total available for sale	$6,766	$149,139	$—	$155,905

	December 31, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity
Domestic common stock	$11,460	$—	$—	$11,460
Securities available for sale—fixed maturity
States and political subdivisions	—	57,761	—	57,761
Corporate bonds	—	42,981	—	42,981

Total available for sale—fixed maturity	$—	$100,742	$—	$100,742

Total available for sale	$11,460	$100,742	$—	$112,202

In addition, the Company held common securities in unconsolidated variable interest entities of $0.8 million at December 31, 2011, which were carried at cost.

At December 31, 2012, the Company held one security measured at fair value on a nonrecurring basis due to a recognized impairment of $169,000. The security is valued using Level 2 inputs and had a value of $518,526 at December 31, 2012.

20.	Subsequent Events

The Company’s Board of Directors declared its first quarterly cash dividend of $0.08 per share, payable on March 28, 2013 to shareholders of record as of March 14, 2013. The Board intends to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is currently expected to be $0.32 per share.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

21.	Quarterly Financial Data (Unaudited)

The following table represents unaudited quarterly financial data for the years ended December 31, 2012 and 2011. Financial data for the three months ended March 31, 2011, June 30, 2011, September 30, 2011 and for the three months ended December 31, 2011 have been adjusted to reflect the accounting change related to the retrospective adoption of the calculation of deferred acquisition costs. See Note 1.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2012
Premiums earned	$69,790	$69,733	$72,425	$78,741
Net investment income	6,914	6,605	6,801	6,698
Net realized gains on investments	1,791	137	985	66
Total revenues	78,654	76,637	80,374	85,583
Income before income taxes	11,433	4,033	9,003	12,674
Net income	9,561	3,445	7,121	9,226
Earnings per share:
Basic	0.53	0.19	0.39	0.51
Diluted	0.52	0.19	0.38	0.50
Comprehensive income	9,508	3,948	8,570	8,091

2011
Premiums earned	$60,089	$60,261	$64,454	$66,211
Net investment income	6,546	6,597	6,495	6,702
Net realized gains on investments	103	145	512	1,468
Total revenues	66,959	67,051	71,743	74,910
Income before income taxes	7,490	4,832	5,518	9,517
Net income	6,630	4,594	4,884	8,073
Earnings per share:
Basic	0.36	0.25	0.27	0.45
Diluted	0.35	0.24	0.26	0.44
Comprehensive income	6,537	5,386	6,162	8,046

Previously reported amounts for the three months ended March 31, 2011 for income before income taxes, net income and comprehensive income were $7,486, $6,627 and $6,535, respectively. Adjustment amounts for income before income taxes, net income and comprehensive income were increases of $4, $3 and $2, respectively.

Previously reported amounts for the three months ended June 30, 2011 for income before income taxes, net income and comprehensive income were $4,793, $4,569 and $5,360, respectively. Adjustment amounts for income before income taxes, net income and comprehensive income were increases of $39, $25 and $26, respectively.

Previously reported amounts for the three months ended September 30, 2011 for income before income taxes, net income and comprehensive income were $5,498, $4,871 and $6,149, respectively. Adjustment amounts for income before income taxes, net income and comprehensive income were increases of $20, $13 and $13, respectively.

Previously reported amounts for the three months ended December 31, 2011 for income before income taxes, net income and comprehensive income were $9,494, $8,058 and $8,031, respectively. Adjustment amounts for income before income taxes, net income and comprehensive income were increases of $23, $15 and $15, respectively.

Schedule II. Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands)
Assets
Investments:
Short-term investments	$11,161	$25,564
Fixed-maturity securities—held to maturity, at amortized cost	678	701
Fixed-maturity securities—available-for-sale, at fair value	1,018	2,933
Equity securities—available-for-sale, at fair value	—	780
Investment in subsidiaries	330,825	321,727

Total investments	343,682	351,705
Cash and cash equivalents	31,792	14,887
Deferred income taxes	1,312	1,458
Notes receivable from subsidiaries	1,235	5,501
Property and equipment, net	2,214	2,018
Other assets	987	860

	$381,222	$376,429

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Accounts payable and other liabilities	$—	$596
Payable for securities purchased	—	616
Subordinated debt securities	—	25,780

Total liabilities	—	26,992
Shareholders’ equity (net of Treasury stock of $22,370 at December 31, 2012 and 2011)	381,222	349,437

	$381,222	$376,429

Schedule II. Condensed Financial Information of Registrant —(Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenues
Net investment income	$571	$478	$(211)
Fee and other income	4,765	9,710	7,258

Total revenues	5,336	10,188	7,047

Expenses
Other operating costs	4,770	4,827	6,956
Interest expense	566	1,311	1,548

Total expenses	5,336	6,138	8,504

Income (loss) before income taxes and equity in earnings of subsidiaries	—	4,050	(1,457)
Income tax expense (benefit)	(9)	1,213	(307)

Gain (loss) before equity in earnings of subsidiaries	9	2,837	(1,150)
Equity in net income of subsidiaries	29,344	21,344	35,670

Net income	$29,353	$24,181	$34,520

Schedule II. Condensed Financial Information of Registrant —(Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Operating activities
Net cash (used in) provided by operating activities	$5,149	$(3,646)	$5,338

Investing activities
Purchases of investments	(23,361)	(57,148)	(12,491)
Proceeds from sales of investments	39,537	40,990	1,090
Purchases of property and equipment	(842)	(943)	(486)
Dividends from subsidiary	21,000	32,000	32,300

Net cash provided by investing activities	36,334	14,899	20,413

Financing activities
Proceeds from stock option exercise	781	3,339	1,455
Tax benefit from share-based payments	421	1,043	238
Redemption of Subordinated Debt Security	(25,780)	(10,310)	—
Purchase of treasury stock	—	(10,268)	(12,102)

Net cash used in financing activities	(24,578)	(16,196)	(10,409)

Change in cash and cash equivalents	16,905	(4,943)	15,342
Cash and cash equivalents at beginning of year	14,887	19,830	4,488

Cash and cash equivalents at end of year	$31,792	$14,887	$19,830

Schedule VI. Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Cost	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Earned Premium	Net Investment Income	Loss and LAE Related to Current Period	Loss and LAE Related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
	(In thousands)
2012	$18,419	$570,450	$140,528	$290,689	$27,018	$222,393	$(2,490)	$(39,120)	$181,920	$312,518
2011	16,578	538,214	118,699	251,015	26,340	196,269	(6,563)	(34,623)	179,097	258,220
2010	15,137	532,204	111,494	218,881	26,242	179,022	(21,634)	(29,083)	164,940	207,875

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that internal control over financial reporting was effective as of December 31, 2012.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors

AMERISAFE, Inc. and Subsidiaries

We have audited AMERISAFE, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMERISAFE, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on AMERISAFE, Inc. and Subsidiaries internal control over financial reporting based on our audit.

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

In our opinion, AMERISAFE, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of AMERISAFE, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 6, 2013

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers and key employees is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2013 Annual Meeting of Shareholders. We plan to file such Proxy Statement within 120 days after December 31, 2012, the end of our fiscal year.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2013 Annual Meeting of Shareholders.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2013 Annual Meeting of Shareholders.

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

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees, and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2013 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2013 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

Exhibits:

3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.1*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and C. Allen Bradley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.2*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and Geoffrey R. Banta (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.3*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and Craig P. Leach (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.4*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2012).

10.5*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and Brendan Gau (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.6*	Employment Agreement, dated January 15, 2013 by and between the Company and Vincent J. Gagliano

10.7*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.8*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

Exhibits:

10.9*	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 27, 2012)

10.10*	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 15, 2012)

10.11*	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 15, 2012)

10.12*	AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Definitive Form 14A filed April 26, 2010)

10.13*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.14*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.15*	AMERISAFE, Inc. Management Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 29, 2008).

10.16	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.17	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.18	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.19	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland), Limited (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.20	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2009 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.21	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2010 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.22	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.23	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.24	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2012 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 9, 2012)

Exhibits:

10.25	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2012, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 9, 2012)

10.26	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2013, issued to the Company by the reinsurers named therein

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2013.

AMERISAFE, INC.

By:	/s/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2013.

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

G. Janelle Frost, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 6th day of March 2013, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ G. JANELLE FROST
G. Janelle Frost, Attorney-in-Fact

EXHIBIT INDEX

Exhibits:

3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.1*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and C. Allen Bradley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.2*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and Geoffrey R. Banta (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.3*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and Craig P. Leach (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.4*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2012).

10.5*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and Brendan Gau (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.6*	Employment Agreement, dated January 15, 2013 by and between the Company and Vincent J. Gagliano

10.7*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.8*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.9*	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 27, 2012)

10.10*	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 15, 2012)

10.11*	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 15, 2012)

10.12*	AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Definitive Form 14A filed April 26, 2010)

10.13*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.14*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

1

Exhibits:

10.15*	AMERISAFE, Inc. Management Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 29, 2008).

10.16	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.17	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.18	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.19	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland), Limited (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.20	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2009 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.21	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2010 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.22	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.23	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.24	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2012 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 9, 2012)

10.25	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2012, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 9, 2012)

10.26	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2013, issued to the Company by the reinsurers named therein

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2

Exhibits:

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement

3