Form 10-Q
period 2013-03-31
AMERISAFE INC
filed 2013-05-03
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of April 30, 2013, there were 18,389,367 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, and under the caption “Risk Factors” in Item 1A of this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $614,348 and $627,349 in 2013 and 2012, respectively)	$573,688	$583,287
Fixed maturity securities—available-for-sale, at fair value (cost $176,376 and $144,514 in 2013 and 2012, respectively)	180,112	149,139
Equity securities—available-for-sale, at fair value (cost $15,336 and $7,000 in 2013 and 2012, respectively)	15,197	6,766
Short-term investments	74,420	68,924

Total investments	843,417	808,116
Cash and cash equivalents	75,294	92,676
Amounts recoverable from reinsurers	99,301	101,352
Premiums receivable, net of allowance	167,147	141,950
Deferred income taxes	30,699	29,521
Accrued interest receivable	10,305	10,392
Property and equipment, net	7,533	7,711
Deferred policy acquisition costs	20,038	18,419
Other assets	11,669	10,809

	$1,265,403	$1,220,946

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$577,988	$570,450
Unearned premiums	155,460	140,528
Reinsurance premiums payable	1,080	456
Amounts held for others	43,460	41,033
Policyholder deposits	39,785	39,088
Insurance-related assessments	25,351	22,244
Accounts payable and other liabilities	28,190	25,649
Payable for investments purchased	4,391	276

	875,705	839,724
Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2013 and 2012; 19,637,617 and 19,513,476 shares issued and 18,379,367 and 18,255,226 shares outstanding in 2013 and 2012, respectively	196	195
Additional paid-in capital	189,039	187,401
Treasury stock at cost (1,258,250 shares in 2013 and 2012)	(22,370)	(22,370)
Accumulated earnings	220,399	213,017
Accumulated other comprehensive income, net	2,434	2,979

	389,698	381,222

	$1,265,403	$1,220,946

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Gross premiums written	$99,123	$84,924
Ceded premiums written	(4,481)	(3,904)

Net premiums written	$94,642	$81,020

Net premiums earned	$79,709	$69,790
Net investment income	6,670	6,914
Net realized gains on investments	24	1,791
Fee and other income	109	159

Total revenues	86,512	78,654
Expenses
Loss and loss adjustment expenses incurred	56,001	51,843
Underwriting and certain other operating costs	7,068	4,287
Commissions	6,164	5,295
Salaries and benefits	5,645	5,133
Interest expense	—	279
Policyholder dividends	554	384

Total expenses	75,432	67,221

Income before income taxes	11,080	11,433
Income tax expense	2,229	1,872

Net income	8,851	9,561

Net income available to common shareholders	$8,836	$9,556

Earnings per share
Basic	$0.48	$0.53

Diluted	$0.47	$0.52

Shares used in computing earnings per share
Basic	18,281,353	18,140,749

Diluted	18,689,842	18,535,979

Cash dividends declared per common share	$0.08	$—

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$8,851	$9,561
Other comprehensive income:
Unrealized loss on securities, net of tax	(545)	(53)

Comprehensive income	$8,306	$9,508

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amounts
Balance at December 31, 2012	19,513,476	$195	(1,258,250)	$(22,370)	$187,401	$213,017	$2,979	$381,222
Comprehensive income	—	—	—	—	—	8,851	(545)	8,306
Options exercised	95,000	1	—	—	854	—	—	855
Tax benefit from share-based payments	—	—	—	—	642	—	—	642
Restricted common stock issued	29,141	—	—	—	86	—	—	86
Share-based compensation	—	—	—	—	56	—	—	56
Dividends to stockholders	—	—	—	—	—	(1,469)	—	(1,469)

Balance at March 31, 2013	19,637,617	$196	(1,258,250)	$(22,370)	$189,039	$220,399	$2,434	$389,698

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$8,851	$9,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	322	262
Net amortization of investments	2,928	2,517
Deferred income taxes	(885)	189
Net realized gains on investments	(24)	(1,791)
Share-based compensation	290	108
Changes in operating assets and liabilities:
Premiums receivable, net	(25,197)	(17,143)
Accrued interest receivable	87	(820)
Deferred policy acquisition costs	(1,619)	(1,097)
Other assets and federal income tax recoverable	(860)	1,244
Reserves for loss and loss adjustment expenses	7,538	10,745
Unearned premiums	14,932	11,230
Reinsurance balances	2,675	(4,502)
Amounts held for others and policyholder deposits	3,124	2,660
Accounts payable and other liabilities	9,615	4,916

Net cash provided by operating activities	21,777	18,079
Investing Activities
Purchases of investments held-to-maturity	(26,454)	(42,941)
Purchases of investments available-for-sale	(43,263)	(15,212)
Purchases of short-term investments	(47,603)	(15,215)
Proceeds from maturities of investments held-to-maturity	34,411	38,138
Proceeds from sales and maturities of investments available-for-sale	2,528	23,233
Proceeds from sales and maturities of short-term investments	41,338	12,247
Purchases of property and equipment	(144)	(90)

Net cash provided by (used in) investing activities	(39,187)	160
Financing Activities
Proceeds from stock option exercises	855	—
Tax benefit from share-based payments	642	—
Dividends to stockholders	(1,469)	—

Net cash provided by financing activities	28	—

Change in cash and cash equivalents	(17,382)	18,239
Cash and cash equivalents at beginning of period	92,676	45,536

Cash and cash equivalents at end of period	$75,294	$63,775

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, manufacturing and agriculture. Assets and revenues of AIIC represent more than 99% of comparable consolidated amounts of the Company for each of 2013 and 2012.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 2. Stock Options and Restricted Stock

The Company has three equity incentive plans: the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”), the AMERISAFE 2010 Non-Employee Director Restricted Stock Plan (the “2010 Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). See Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding the Company’s incentive plans.

In February 2013, the Company granted 26,010 shares of restricted common stock to an executive officer. In March 2013, the compensation committee of our board of directors granted 3,131 shares of restricted common stock to three executive officers. The awards were made pursuant to the Company’s 2012 Incentive Plan.

During the three months ended March 31, 2013, options to purchase 95,000 shares of common stock were exercised. Related to these exercises, the Company received $0.9 million of stock option proceeds. During the three months ended March 31, 2012, there were no stock options exercised.

The Company recognized share-based compensation expense of $0.3 million and $0.1 million in the quarters ended March 31, 2013 and 2012.

Note 3. Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Additionally, for periods after December 31, 2012, the Company applied the “two-class method” in computing basic and diluted earnings per share. ASC Topic 260 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities.

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

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Basic EPS:
Net income, as reported	$8,851	$9,561
Less allocated income to unvested shares	15	5

Net income available to common shareholders - basic	$8,836	$9,556

Basic weighted average common shares	18,281,353	18,140,749

Basic earnings per common share	$0.48	$0.53

Diluted EPS:
Net income available to common shareholders	$8,836	$9,556

Diluted weighted average common shares:
Weighted average common shares	18,281,353	18,140,749
Stock options and performance shares	408,489	395,230

Diluted weighted average common shares	18,689,842	18,535,979

Diluted earnings per common share	$0.47	$0.52

Note 4. Investments

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at March 31, 2013 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$399,453	$29,472	$(193)	$428,732
Corporate bonds	77,596	1,429	(20)	79,005
Commercial mortgage-backed securities	51,524	5,453	—	56,977
U.S. agency-based mortgage-backed securities	30,077	2,809	—	32,886
U.S. Treasury securities and obligations of U.S. Government agencies	11,027	1,597	—	12,624
Asset-backed securities	4,011	224	(111)	4,124

Totals	$573,688	$40,984	$(324)	$614,348

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at March 31, 2013 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed Maturity:
States and political subdivision	$113,232	$4,579	$(444)	$117,367
Corporate bonds	52,055	636	(12)	52,679
U.S. agency-based mortgage-backed securities	11,089	23	(1,046)	10,066

Total Fixed Maturity	176,376	5,238	(1,502)	180,112
Equity securities	15,336	761	(900)	15,197

Totals	$191,712	$5,999	$(2,402)	$195,309

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

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at December 31, 2012 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed Maturity:
States and political subdivision	$93,362	$5,022	$(142)	$98,242
Corporate bonds	39,211	623	(24)	39,810
U.S. agency-based mortgage-backed securities	11,941	5	(859)	11,087

Total Fixed Maturity	144,514	5,650	(1,025)	149,139
Equity securities	7,000	451	(685)	6,766

Totals	$151,514	$6,101	$(1,710)	$155,905

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at March 31, 2013, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
	(in thousands)
Less than one year	$67,683	$68,316
One to five years	151,891	160,322
Five to ten years	134,470	149,054
More than ten years	134,032	142,669
U.S. agency-based mortgage-backed securities	30,077	32,886
Commercial mortgage-backed securities	51,524	56,977
Asset-backed securities	4,011	4,124

Total	$573,688	$614,348

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at March 31, 2013, by contractual maturity, is as follows:

Remaining Time to Maturity	Carrying Value	Fair Value
	(in thousands)
Less than one year	$15,019	$15,066
One to five years	29,431	29,791
Five to ten years	18,914	19,608
More than ten years	101,923	105,581
U.S. agency-based mortgage-backed securities	11,089	10,066

Total	$176,376	$180,112

The following table summarizes, as of March 31, 2013, gross unrealized losses on securities that were at a loss for either less than twelve months or twelve months or greater:

	As of March 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$20,763	$20	$—	$—	$20,763	$20
States and political subdivisions	16,824	193	—	—	16,824	193
Asset-backed securities	—	—	2,243	111	2,243	111

Total held-to-maturity securities	37,587	213	2,253	111	39,840	324

Available-for Sale
Fixed maturity securities:
Corporate bonds	$11,381	$12	$—	$—	$11,381	$12
States and political subdivisions	31,529	444	—	—	31,529	444
U.S. agency-based mortgage-backed securities	8,731	1,046	—	—	8,731	1,046
Equity Securities	4,942	440	1,492	460	6,434	900

Total available-for-sale securities	56,583	1,942	1,492	460	58,075	2,402

Total	$94,170	$2,155	$3,745	$571	$97,915	$2,726

The following table summarizes, as of December 31, 2012, gross unrealized losses on securities that were at a loss for either less than twelve months or twelve months or greater:

	As of December 31, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$10,734	$12	$—	$—	$10,734	$12
State and political subdivisions	11,913	106	—	—	11,913	106
U.S. agency-based mortgage-backed securities	117	—	68	5	185	5
Asset-backed securities	—	—	2,277	176	2,277	176

Total held-to-maturity securities	22,764	118	2,345	181	25,109	299

Available-for Sale
Fixed maturity securities:
Corporate bonds	$6,411	$24	$—	$—	$6,411	$24
States and political subdivisions	6,281	142	—	—	6,281	142
U.S. agency-based mortgage-backed securities	10,919	859	—	—	10,919	859
Equity Securities	4,186	685	—	—	4,186	685

Total available-for-sale securities	27,797	1,710	—	—	27,797	1,710

Total	$50,561	$1,828	$2,345	$181	$52,906	$2,009

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

As a result of the review of our investment portfolio, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments in the three months ended March 31, 2013.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of March 31, 2013, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the quarters ended March 31, 2013 and 2012.

Tax years 2008 through 2012 are subject to examination by the federal and state taxing authorities. In April 2012, the Company was notified by the Internal Revenue Service that the examination for tax year 2009 had been completed. The Internal Revenue Service concluded that the Company properly computed the 2009 net long-term capital loss carryback of $8.1 million and the resulting $2.9 million credit was processed.

Note 6. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $8.3 million for the three months ended March 31, 2013, compared to $9.5 million for the three months ended March 31, 2012. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax.

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the three months ended March 31, 2013.

	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Total Accumulated Other Comprehensive Income
	(in thousands)
Balance at December 31, 2012	$2,966	$13	$2,979

Other comprehensive income (loss) before reclassifications	(531)	—	(531)
Amounts reclassified from accumulated other comprehensive income	(14)	—	(14)

Net current-period other comprehensive income (loss)	(545)	—	(545)

Balance at March 31, 2013	$2,421	$13	$2,434

The following table presents the pretax and related income tax expense (benefit) components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of income for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(22)	$(343)
Income tax expense (2)	(8)	(120)

Total reclassifications, net of taxes	$(14)	$(223)

(1)	(Increases) decreases net realized gains on investments on the consolidated statement of income.
(2)	(Increases) decreases income tax expense on the consolidated statement of income.

The following table presents the pretax components of other comprehensive income (loss) and related income tax expense for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(838)	$(82)
Income tax expense	(293)	(29)

Total other comprehensive income (loss), net of taxes	$(545)	$(53)

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013.

The fair value of the Company’s held-to-maturity portfolio as of March 31, 2013 is classified within Level 2 of the fair value hierarchy.

At March 31, 2013, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity
Domestic common stock	$15,197	$—	$—	$15,197
Securities available for sale—fixed maturity
States and political subdivisions	—	117,367	—	117,367
Corporate bonds	—	52,679	—	52,679
U.S. agency-based mortgage-backed securities	—	10,066	—	10,066

Total available for sale—fixed maturity	—	$180,112	—	180,112

Total available for sale	$15,197	$180,112	$—	$195,309

At December 31, 2012, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity
Domestic common stock	$6,766	$—	$—	$6,766
Securities available for sale—fixed maturity
States and political subdivisions	—	98,242	—	98,242
Corporate bonds	—	39,810	—	39,810
U.S. agency-based mortgage-backed securities	—	11,087	—	11,087

Total available for sale—fixed maturity	—	$149,139	$—	$149,139

Total available for sale	$6,766	$149,139	$—	$155,905

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

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	As of March 31, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$573,688	$614,348	$583,287	$627,349
Fixed maturity securities—available-for-sale	180,112	180,112	149,139	149,139
Equity securities	15,197	15,197	6,766	6,766
Cash and cash equivalents	75,294	75,294	92,676	92,676
Short-term Investments	74,420	74,420	68,924	68,924

Note 8. Treasury Stock

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, the Board reauthorized this program with a new limit of $25.0 million. In October 2012, the Board extended the share repurchase program through December 31, 2013. There were no shares purchased during the three months ended March 31, 2013 and 2012.

Note 9. Variable Interest Entities

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

Note 10. Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued updated guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement of income or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification.

The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the updated guidance effective March 31, 2013, and such adoption did not have any effect on the Company’s results of operations, financial position or liquidity.

Note 11. Subsequent Events

The Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share, payable on June 26, 2013 to shareholders of record as of June 12, 2013. The Board intends to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is currently expected to be $0.32 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three months ended March 31, 2013 and 2012. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of income. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

Business Overview

AMERISAFE is a holding company that markets and underwrites workers’ compensation insurance through its insurance subsidiaries. Workers’ compensation insurance covers statutorily prescribed benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our business strategy is focused on providing this coverage to small to mid-sized employers engaged in hazardous industries, principally construction, manufacturing and agriculture. Employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. Hazardous industry employers also tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. We employ a proactive, disciplined approach to underwriting employers and providing comprehensive services intended to lessen the overall incidence and cost of workplace injuries. We provide safety services at employers’ workplaces as a vital component of our underwriting process and also to promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety or fraud concerns. We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting and safety, claims and audit services, provide us with the opportunity to earn attractive returns for our shareholders.

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share data) (unaudited)
Gross premiums written	$99,123	$84,924
Net premiums earned	79,709	69,790
Net investment income	6,670	6,914
Total revenues	86,512	78,654
Total expenses	75,432	67,221

Net income	$8,851	$9,561

Diluted earnings per common share	$0.47	$0.52

Other Key Measures
Net combined ratio (1)	94.7%	96.0%
Return on average equity (2)	9.2%	10.8%
Book value per share (3)	$21.20	$19.78

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by the current period’s net premiums earned.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period.
(3)	Book value per share is calculated by dividing shareholders’ equity by total outstanding shares.

Consolidated Results of Operations for Three Months Ended March 31, 2013 Compared to March 31, 2012

Gross Premiums Written. Gross premiums written for the quarter ended March 31, 2013 were $99.1 million, compared to $84.9 million for the same period in 2012, an increase of 16.7%. The increase was attributable to a $12.6 million increase in annual premiums on voluntary policies written during the period, a $0.6 million increase in assumed premium from mandatory pooling arrangements and a $0.6 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2013 were $94.6 million, compared to $81.0 million for the same period in 2012, an increase of 16.8%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.3% for the first quarter of 2013 and 2012. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Net Premiums Earned. Net premiums earned for the first quarter of 2013 were $79.7 million, compared to $69.8 million for the same period in 2012, an increase of 14.2%. The increase was attributable to the increase in net premiums written in the quarter, offset by an increase in unearned premiums.

Net Investment Income. Net investment income for the quarter ended March 31, 2013 was $6.7 million, compared to $6.9 million for the same period in 2012. Average invested assets, including cash and cash equivalents, were $912.3 million in the quarter ended March 31, 2013, compared to an average of $863.4 million for the same period in 2012, an increase of 5.7%. The pre-tax investment yield on our investment portfolio was 2.9% and 3.2% per annum during the quarters ended March 31, 2013 and 2012 respectively. The tax-equivalent yield on our investment portfolio was 4.2% per annum for the quarter ended March 31, 2013, compared to 4.5% per annum for the same period in 2012. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains on Investments. Net realized gains on investments for the three months ended March 31, 2013 were immaterial compared to net realized gains of $1.8 million for the same period in 2012. Net realized gains in the first quarter of 2012 were attributable to realized gains from the sale of equity securities and fixed maturity securities from the available-for-sale portfolio.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $56.0 million for the three months ended March 31, 2013, compared to $51.8 million for the same period in 2012, an increase of $4.2 million, or 8.1%. The current accident year losses and LAE incurred were $58.4 million, or 73.2% of net premiums earned, compared to $53.4 million, or 76.5% of net premiums earned, for the same period in 2012. We recorded favorable prior accident year development of $2.4 million in the first quarter of 2013, compared to $1.6 million in the same period of 2012, as further discussed below in “Prior Year Development.” Our net loss ratio was 70.3% in the first quarter of 2013, compared to 74.3% for the same period of 2012.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended March 31, 2013 were $18.9 million, compared to $14.7 million for the same period in 2012, an increase of 28.3%. This increase was primarily due to a $2.3 million increase in insurance related assessments, a $1.0 million decrease in experience-rated commissions, and a $0.9 million increase in commission expense. Offsetting these increases was a $0.4 million decrease in premium taxes. Our expense ratio was 23.7% in the first quarter of 2013 compared to 21.1% in the first quarter of 2012.

Interest expense. There was no interest expense for the first quarter of 2013 compared to $0.3 million for the same period in 2012. There were no weighted average borrowings for the quarter ended March 31, 2013 compared to $25.8 million for the same period in 2012. The weighted average interest rate was 4.3% per annum for the first quarter of 2012.

Income tax expense. Income tax expense for the three months ended March 31, 2012 was $2.2 million, compared to $1.9 million for the same period in 2012. The increase was attributable to an increase in the effective tax rate to 20.1% in the first quarter of 2013 from 16.4% in the first quarter of 2012. The increase in the effective tax rate was attributable to a lower ratio of tax-exempt investment income to pre-tax income in the first quarter of 2013 compared to the first quarter of 2012.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the excess.

Net cash provided by operating activities was $21.8 million for the three months ended March 31, 2013, which represented a $3.7 million increase from $18.1 million in net cash provided by operating activities for the three months ended March 31, 2012. This increase in operating cash flow was attributable to a $6.4 million increase in premium collections, a $1.2 million decrease in federal income taxes paid and a $1.1 million increase in investment income. Offsetting these increases were a $2.8 million increase in losses paid, a $1.1 million decrease in the payable for securities sold and a $1.0 million increase in underwriting expenses paid.

Net cash used in investing activities was $39.2 million for the three months ended March 31, 2013, compared to net cash provided by investment activities of $0.2 million for the same period in 2012. Cash provided by sales and maturities of investments totaled $78.3 million for the three months ended March 31, 2013, compared to $73.6 million for the same period in 2012. A total of $117.3 million in cash was used to purchase investments in the three months ended March 31, 2013, compared to $73.4 million in purchases for the same period in 2012.

Net cash used in financing activities in the three months ended March 31, 2013 was immaterial compared to $0.0 million for the same period in 2012. In the three months ended March, 31, 2013 and 2012, there were no repurchases of outstanding shares of our common stock. There were proceeds of $0.9 million from stock option exercises in the three months ended March 31, 2013. There were no proceeds from stock option exercises in the three months ended March 31, 2012. During the three months ended March 31, 2013, there was a tax benefit of share based payments in the amount of $0.6 million compared to none in the same period of 2012. Offsetting these increases was a dividend to stockholders of $1.5 million in the three months ended March 31, 2013 compared to none in the same period of 2012.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011 and 2012, the Board reauthorized this program. As of December 31, 2012, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $24.4 million available for future purchases at December 31, 2012 under this program. There were no shares purchased during the three months ended March 31, 2013 and 2012. We intend to purchase shares of our common stock from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

The Company’s Board of Directors declared its first quarterly cash dividend of $0.08 per share, which was paid on March 28, 2013 to shareholders of record as of March 14, 2013.

The Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share, payable on June 26, 2013 to shareholders of record as of June 12, 2013. The Board intends to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is currently expected to be $0.32 per share.

Investment Portfolio

As of March 31, 2013, our investment portfolio, including cash and cash equivalents, totaled $918.7 million, an increase of 5.8% from March 31, 2012. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities,” was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2013, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$399,453	43.5%
U.S. agency-based mortgage-backed securities	30,077	3.3%
Commercial mortgage-backed securities	51,524	5.6%
U.S. Treasury securities and obligations of U.S. Government agencies	11,027	1.2%
Corporate bonds	77,596	8.4%
Asset-backed securities	4,011	0.4%

Total fixed maturity securities—held-to-maturity	573,688	62.4%

Fixed maturity securities—available-for-sale:
States and political subdivisions	117,367	12.8%
U.S. agency-based mortgage-backed securities	10,066	1.1%
Corporate bonds	52,679	5.7%

Total fixed maturity securities—available-for-sale	180,112	19.6%

Equity securities	15,197	1.7%
Short-term investments	74,420	8.1%
Cash and cash equivalents	75,294	8.2%

Total investments, including cash and cash equivalents	$918,711	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year development of $2.4 million in the three months ended March 31, 2013. The table below sets forth the favorable or unfavorable development for the three months ended March 31, 2013 and 2012 for accident years 2008 through 2012 and, collectively, for all accident years prior to 2008.

	Favorable/(Unfavorable) Development
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(in millions)
Accident Year
2012	$0.1	$—
2011	—	(3.6)
2010	0.2	0.1
2009	1.1	0.3
2008	0.8	2.8
Prior to 2008	0.2	2.0

Total net development	$2.4	$1.6

The table below sets forth the number of open claims as of March 31, 2013 and 2012, and the number of claims reported and closed during the three months then ended.

	Three Months Ended March 31,
	2013	2012
Open claims at beginning of period	4,964	5,184
Claims reported	1,260	1,371
Claims closed	(1,145)	(1,458)

Open claims at end of period	5,079	5,097

The number of open claims at March 31, 2013 decreased by 18 claims as compared to the number of open claims at March 31, 2012. Efforts continue to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). Management believes that these efforts have contributed, in part, to the favorable prior accident year development recorded for the three months ended March 31, 2013.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see Item 1, “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2012, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011 and 2012, the Board reauthorized this program. As of December 31, 2012, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. There were no shares purchased during the three months ended March 31, 2013 and 2012. We intend to purchase shares of our common stock from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital. The approximate dollar value of shares that may yet be purchased under the program is $24.4 million.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Employment Agreement dated April 1, 2013 by and between the Company and Michael Grasher

10.2	Employment Agreement dated April 1, 2013 by and between the Company and Geoffrey R. Banta

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

May 3, 2013	/S/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 3, 2013	/S/ G. JANELLE FROST
G. Janelle Frost
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement dated April 1, 2013 by and between the Company and Michael Grasher

10.2	Employment Agreement dated April 1, 2013 by and between the Company and Geoffrey R. Banta

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.