Form 10-Q
period 2013-06-30
AMERISAFE INC
filed 2013-08-05
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

As of July 31, 2013, there were 18,451,880 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, and under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $594,531 and $627,349 in 2013 and 2012, respectively)	$565,874	$583,287
Fixed maturity securities—available-for-sale, at fair value (cost $201,587 and $144,514 in 2013 and 2012, respectively)	199,374	149,139
Equity securities—available-for-sale, at fair value (cost $13,881 and $7,000 in 2013 and 2012, respectively)	13,498	6,766
Short-term investments	81,935	68,924

Total investments	860,681	808,116
Cash and cash equivalents	83,424	92,676
Amounts recoverable from reinsurers	103,254	101,352
Premiums receivable, net of allowance	180,245	141,950
Deferred income taxes	33,773	29,521
Accrued interest receivable	10,880	10,392
Property and equipment, net	7,727	7,711
Deferred policy acquisition costs	20,959	18,419
Other assets	12,930	10,809

	$1,313,873	$1,220,946

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$593,470	$570,450
Unearned premiums	164,716	140,528
Reinsurance premiums payable	503	456
Amounts held for others	47,276	41,033
Policyholder deposits	40,601	39,088
Insurance-related assessments	28,533	22,244
Accounts payable and other liabilities	29,688	25,649
Payable for investments purchased	16,571	276

	921,358	839,724
Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2013 and 2012; 19,699,130 and 19,513,476 shares issued and 18,440,880 and 18,255,226 shares outstanding in 2013 and 2012, respectively	196	195
Additional paid-in capital	189,747	187,401
Treasury stock at cost (1,258,250 shares in 2013 and 2012)	(22,370)	(22,370)
Accumulated earnings	226,568	213,017
Accumulated other comprehensive income, net	(1,626)	2,979

	392,515	381,222

	$1,313,873	$1,220,946

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Gross premiums written	$95,815	$85,476	$194,938	$170,400
Ceded premiums written	(4,576)	(3,971)	(9,057)	(7,875)

Net premiums written	$91,239	$81,505	$185,881	$162,525

Net premiums earned	$81,983	$69,733	$161,692	$139,523
Net investment income	6,649	6,605	13,319	13,519
Net realized gains/(losses) on investments	(1,291)	137	(1,267)	1,928
Fee and other income	170	162	279	321

Total revenues	87,511	76,637	174,023	155,291
Expenses
Loss and loss adjustment expenses incurred	56,813	56,720	112,814	108,563
Underwriting and certain other operating costs	7,770	4,923	14,838	9,210
Commissions	6,229	5,399	12,393	10,694
Salaries and benefits	5,664	5,025	11,309	10,158
Interest expense	—	207	—	486
Policyholder dividends	388	330	942	714

Total expenses	76,864	72,604	152,296	139,825

Income before income taxes	10,647	4,033	21,727	15,466
Income tax expense	3,003	588	5,232	2,460

Net income	7,644	3,445	16,495	13,006

Net income available to common shareholders	$7,618	$3,443	$16,454	$13,001

Earnings per share
Basic	$0.42	$0.19	$0.90	$0.72

Diluted	$0.41	$0.19	$0.88	$0.70

Shares used in computing earnings per share
Basic	18,353,174	18,150,306	18,317,452	18,145,525

Diluted	18,712,299	18,588,495	18,713,776	18,586,156
Cash dividends declared per common share	$0.08	$—	$0.16	$—

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$7,644	$3,445	$16,495	$13,006
Other comprehensive income:
Unrealized gain/(loss) on securities, net of tax	(4,060)	503	(4,605)	450

Comprehensive income	$3,584	$3,948	$11,890	$13,456

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amounts	Capital	Earnings	Income	Total
Balance at December 31, 2012	19,513,476	$195	(1,258,250)	$(22,370)	$187,401	$213,017	$2,979	$381,222
Comprehensive income	—	—	—	—	—	16,495	(4,605)	11,890
Options exercised	125,000	1	—	—	1,124	—	—	1,125
Tax benefit from share-based payments	—	—	—	—	883	—	—	883
Restricted common stock issued	60,654	—	—	—	227	—	—	227
Share-based compensation	—	—	—	—	112	—	—	112
Dividends to stockholders	—	—	—	—	—	(2,944)	—	(2,944)

Balance at June 30, 2013	19,699,130	$196	(1,258,250)	$(22,370)	$189,747	$226,568	$(1,626)	$392,515

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$16,495	$13,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	644	522
Net amortization of investments	6,183	5,119
Deferred income taxes	(1,772)	(687)
Net realized (gains)/losses on investments	1,267	(1,928)
Loss on sale of asset	2	—
Share-based compensation	669	237
Changes in operating assets and liabilities:
Premiums receivable, net	(38,295)	(26,184)
Accrued interest receivable	(488)	(432)
Deferred policy acquisition costs	(2,540)	(2,875)
Other assets and federal income tax recoverable	(2,121)	(4,359)
Reserves for loss and loss adjustment expenses	23,020	20,301
Unearned premiums	24,188	23,002
Reinsurance balances	(1,855)	(3,608)
Amounts held for others and policyholder deposits	7,756	6,398
Accounts payable and other liabilities	26,293	13,399

Net cash provided by operating activities	59,446	41,911
Investing Activities
Purchases of investments held-to-maturity	(48,321)	(64,889)
Purchases of investments available-for-sale	(77,720)	(50,252)
Purchases of short-term investments	(72,680)	(30,731)
Proceeds from maturities of investments held-to-maturity	62,403	86,588
Proceeds from sales and maturities of investments available-for-sale	11,179	28,434
Proceeds from sales and maturities of short-term investments	58,039	33,035
Purchases of property and equipment	(662)	(231)

Net cash provided by/(used in) investing activities	(67,762)	1,954
Financing Activities
Proceeds from stock option exercises	1,125	205
Tax benefit from share-based payments	883	132
Redemption of subordinate debt security	—	(12,890)
Dividends to stockholders	(2,944)	—

Net cash used in financing activities	(936)	(12,553)

Change in cash and cash equivalents	(9,252)	31,312
Cash and cash equivalents at beginning of period	92,676	45,536

Cash and cash equivalents at end of period	$83,424	$76,848

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, manufacturing and agriculture. Assets and revenues of AIIC and other subsidiaries represent more than 95% of comparable consolidated amounts of the Company for each of 2013 and 2012.

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

In May 2013, the Company granted 26,137 of restricted common stock in connection with the employment of a new executive officer. The awards were made pursuant to the Company’s 2012 Incentive Plan.

In June 2013, the Company granted 5,376 shares of restricted common stock to non-employee directors in accordance with the 2010 Restricted Stock Plan. The market value of the restricted shares granted was $0.2 million.

During the six months ended June 30, 2013, options to purchase 125,000 shares of common stock were exercised. During the six months ended June 30, 2012, options to purchase 22,800 shares of common stock were exercised. In connection with these exercises, the Company received $1.1 million of stock option proceeds in the first six months of 2013 and $0.2 million of stock option proceeds in the same period in 2012.

The Company recognized share-based compensation expense of $0.4 million and $0.1 million in the three months ended June 30, 2013 and 2012, respectively. The Company recognized share-based compensation expense of $0.7 million in the six months ended June 30, 2013, compared to $0.2 million for the same period in 2012.

Note 3. Earnings Per Share

The Company computes earnings per share (EPS) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Additionally, for periods after December 31, 2012, the Company applied the “two-class method” in computing basic and diluted earnings per share. ASC Topic 260 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Basic EPS:
Net income, as reported	$7,644	$3,445	$16,495	$13,006
Less allocated income to unvested shares	26	2	41	5

Net income available to common shareholders—basic	$7,618	$3,443	$16,454	$13,001

Basic weighted average common shares	18,353,174	18,150,306	18,317,452	18,145,525
Basic earnings per common share	$0.42	$0.19	$0.90	$0.72
Diluted EPS:
Net income available to common shareholders—diluted	$7,619	$3,443	$16,455	$13,002

Diluted weighted average common shares:
Weighted average common shares	18,353,174	18,150,306	18,317,452	18,145,525
Stock options and performance shares	359,125	438,189	396,324	440,631

Diluted weighted average common shares	18,712,299	18,588,495	18,713,776	18,586,156

Diluted earnings per common share	$0.41	$0.19	$0.88	$0.70

Note 4. Investments

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as held-to-maturity at June 30, 2013 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$395,641	$21,298	$(1,262)	$415,677
Corporate bonds	77,235	1,045	(74)	78,206
Commercial mortgage-backed securities	51,502	4,230	—	55,732
U.S. agency-based mortgage-backed securities	26,732	2,179	—	28,911
U.S. Treasury securities and obligations of U.S. government agencies	11,020	1,205	—	12,225
Asset-backed securities	3,744	216	(180)	3,780

Totals	$565,874	$30,173	$(1,516)	$594,531

The gross unrealized gains and losses on, and the cost and fair value of, those investments classified as available-for-sale at June 30, 2013 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$132,603	$2,229	$(2,567)	$132,265
Corporate bonds	58,566	377	(273)	58,670
U.S. agency-based mortgage-backed securities	10,418	2	(1,981)	8,439

Total fixed maturity	201,587	2,608	(4,821)	199,374
Equity securities	13,881	345	(728)	13,498

Totals	$215,468	$2,953	$(5,549)	$212,872

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

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at June 30, 2013, by contractual maturity, is as follows:

Remaining Time to Maturity	Amortized Cost Basis	Fair Value
	(in thousands)
Less than one year	$66,726	$67,210
One to five years	143,021	150,147
Five to ten years	132,814	143,055
More than ten years	141,335	145,696
U.S. agency-based mortgage-backed securities	26,732	28,911
Commercial mortgage-backed securities	51,502	55,732
Asset-backed securities	3,744	3,780

Total	$565,874	$594,531

A summary of the cost or amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at June 30, 2013, by contractual maturity, is as follows:

Remaining Time to Maturity	Cost Basis	Fair Value
	(in thousands)
Less than one year	$30,653	$30,679
One to five years	21,431	21,653
Five to ten years	18,252	18,370
More than ten years	120,833	120,233
U.S. agency-based mortgage-backed securities	10,418	8,439

Total	$201,587	$199,374

The following table summarizes, as of June 30, 2013, gross unrealized losses on a total of 158 securities that were at a loss for either less than twelve months or twelve months or greater:

	As of June 30, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$29,035	$74	$—	$—	$29,035	$74
States and political subdivisions	47,223	1,262	—	—	47,223	1,262
U.S. agency-based mortgage-backed securities	—	—	9	—	9	—
Asset-backed securities	—	—	2,047	180	2,047	180

Total held-to-maturity securities	76,258	1,336	2,056	180	78,314	1,516

Available-for-Sale
Fixed maturity securities:
Corporate bonds	$26,823	$273	$—	$—	$26,823	$273
States and political subdivisions	69,199	2,567	—	—	69,199	2,567
U.S. agency-based mortgage-backed securities	8,309	1,981	—	—	8,309	1,981
Equity securities	3,917	728	—	—	3,917	728

Total available-for-sale securities	108,248	5,549	—	—	108,248	5,549

Total	$184,506	$6,885	$2,056	$180	$186,562	$7,065

The following table summarizes, as of December 31, 2012, gross unrealized losses on a total of 49 securities that were at a loss for either less than twelve months or twelve months or greater:

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

Available-for-Sale
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

In the three months ended June 30, 2013, we sold equity and fixed maturity securities classified as available-for-sale. The cost basis of these securities at disposal was $5.0 million with realized gains on the sale of these securities of $0.6 million. In the three months ended June 30, 2012, we sold equity securities classified as available-for-sale. The cost basis of these securities at disposal was $0.9 million with realized gains on the sale of these securities of $0.1 million.

In the six months ended June 30, 2013 and 2012, we sold equity and fixed maturity securities classified as available-for-sale. The cost basis of these securities at disposal was $5.0 million with realized gains on the sale of these securities of $0.6 million for the six months ended June 30, 2013, compared to a cost basis of $20.0 million and realized gains of $1.9 million for the same period in 2012.

As a result of the review of our investment portfolio, there were impairment losses recognized for other-than-temporary declines in the fair value of two of our investments in equity securities in the three and six months ended June 30, 2013. These charges are included in “Net realized gains/(losses) on investments” and total $1.9 million. No such impairment charges were taken the first two quarters of 2012.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of June 30, 2013, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended June 30, 2013 and 2012.

Tax years 2009 through 2012 are subject to examination by the federal and state taxing authorities. In April 2012, the Company was notified by the Internal Revenue Service that the examination for tax year 2009 had been completed.

Note 6. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $3.6 million for the three months ended June 30, 2013, compared to $3.9 million for the three months ended June 30, 2012. Comprehensive income was $11.9 million for the six months ended June 30, 2013, as compared to $13.5 million for the same period in 2012. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale securities.

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the three months ended June 30, 2013.

	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Total Accumulated Other Comprehensive Income
	(in thousands)
Balance at March 31, 2013	$2,421	$13	$2,434

Other comprehensive income (loss) before reclassifications	(4,448)	—	(4,448)
Amounts reclassified from accumulated other comprehensive income	388	—	388)

Net current-period other comprehensive income (loss)	(4,060)	—	(4,060)

Balance at June 30, 2013	$(1,639)	$13	$(1,626)

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the six months ended June 30, 2013.

	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Total Accumulated Other Comprehensive Income
	(in thousands)
Balance at December 31, 2012	$2,966	$13	$2,979

Other comprehensive income (loss) before reclassifications	(4,867)	—	(4,867)
Amounts reclassified from accumulated other comprehensive income	262	—	262)

Net current-period other comprehensive income (loss)	(4,605)	—	(4,605)

Balance at June 30, 2013	$(1,639)	$13	$(1,626)

The following table presents the pretax and related income tax expense (benefit) components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of income for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$597	$(63)	$403	$(1,136)
Income tax expense (2)	209	(22)	141	(397)

Net of taxes	$388	$(41)	$262	$(739)
Reclassification adjustments related to unrealized gains on investment securities:
Having credit losses recognized in the consolidated statement of income (1)	$—	$—	$—	$1
Income tax expense (2)	—	—	—	—

Net of taxes	$—	$—	$—	$1

Total reclassifications	597	(63)	403	(1,135)
Total income tax expense	209	(22)	141	(397)

Net of taxes	$388	$(41)	$262	$(738)

(1)	(Increases) decreases in net realized gains on investments on the consolidated statement of income.
(2)	(Increases) decreases in income tax expense on the consolidated statement of income.

The following table presents the pretax components of other comprehensive income (loss) and related income tax expense for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(6,248)	$774	$(7,085)	$691
Income tax expense	(2,188)	271	(2,480)	242

Total other comprehensive income (loss), net of taxes	$(4,060)	$503	$(4,605)	$449

Changes in net unrealized gains on investment securities:
Having credit losses recognized in the consolidated statement of income	$—	$—	$—	$1
Income tax expense	—	—	—	—

Total other comprehensive income (loss), net of taxes	$—	$—	$—	$1

Total other comprehensive income/(loss)	(6,248)	774	(7,085)	692
Total Income tax expense	(2,188)	271	(2,480)	242

Total other comprehensive income (loss), net of taxes	$(4,060)	$503	$(4,605)	$450

Note 7. Fair Value Measurements

We carry available-for-sale securities at fair value in our consolidated financial statements and determine fair value measurements and disclosure in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”

The Company determines the fair values of its financial instruments based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard defines fair value, describes three levels of inputs that may be used to measure fair value, and expands disclosures about fair value measurements.

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2013.

At June 30, 2013, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity
Domestic common stock	$13,498	$—	$—	$13,498
Securities available for sale—fixed maturity
States and political subdivisions	—	132,265	—	132,265
Corporate bonds	—	58,670	—	58,670
U.S. agency-based mortgage-backed securities	—	8,439	—	8,439

Total available for sale—fixed maturity	—	$199,374	—	199,374

Total available for sale	$13,498	$199,374	$—	$212,872

At June 30, 2013, assets and liabilities measured at amortized cost are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity
States and political subdivisions	$—	$415,677	$—	$415,677
Corporate bonds	—	78,206	—	78,206
Commercial mortgage-backed securities	—	55,732	—	55,732
U.S. agency-based mortgage-backed securities	—	28,911	—	28,911
U.S. Treasury securities and obligations of U.S. Government agencies	6,088	6,137	—	12,225
Asset-backed securities	—	3,780	—	3,780

Total held-to-maturity	$6,088	$588,443	$—	$594,531

At December 31, 2012, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity
Domestic common stock	$6,766	$—	$—	$6,766
Securities available for sale—fixed maturity
States and political subdivisions	—	98,242	—	98,242
Corporate bonds	—	39,810	—	39,810
U.S. agency-based mortgage-backed securities	—	11,087	—	11,087

Total available for sale—fixed maturity	—	$149,139	$—	$149,139

Total available for sale	$6,766	$149,139	$—	$155,905

At December 31, 2012, assets and liabilities measured at amortized cost are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity
States and political subdivisions	$—	$431,968	$—	$431,968
Corporate bonds	—	84,377	—	84,377
Commercial mortgage-backed securities	—	57,962	—	57,962
U.S. agency-based mortgage-backed securities	—	36,042	—	36,042
U.S. Treasury securities and obligations of U.S. Government agencies	6,174	6,581	—	12,755
Asset-backed securities	—	4,245	—	4,245

Total held-to-maturity	$6,174	$621,175	$—	$627,349

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

Cash and Cash Equivalents—The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values, which are characterized as Level 1 assets.

Investments—The fair values for fixed maturity and equity securities are based on prices obtained from an independent pricing service. Equity and treasury securities are characterized as Level 1 assets, as their fair values are based on quoted prices in active markets. Fixed maturity securities, other than treasury securities, are characterized as Level 2 assets, as their fair value are determined using observable market inputs.

Short Term Investments—The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values. These securities are characterized as Level 2 assets in the fair value hierarchy.

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	As of June 30, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$565,874	$594,531	$583,287	$627,349
Fixed maturity securities—available-for-sale	199,374	199,374	149,139	149,139
Equity securities	13,498	13,498	6,766	6,766
Cash and cash equivalents	83,424	83,424	92,676	92,676
Short-term Investments	81,935	81,935	68,924	68,924

Note 8. Treasury Stock

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, the Board reauthorized this program with a new limit of $25.0 million. In October 2012, the Board extended the share repurchase program through December 31, 2013. There were no shares purchased during the three or six months ended June 30, 2013 and 2012.

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

The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the updated guidance effective January 1, 2013. This adoption did not have any effect on the Company’s results of operations, financial position or liquidity.

Note 11. Subsequent Events

On July 30, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share, payable on September 27, 2013 to shareholders of record as of September 13, 2013. The Board intends to consider the payment of a regular cash dividend each calendar quarter.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2013 and 2012. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$95,815	$85,476	$194,938	$170,400
Net premiums earned	81,983	69,733	161,692	139,523
Net investment income	6,649	6,605	13,319	13,519
Total revenues	87,511	76,637	174,023	155,291
Total expenses	76,864	72,604	152,296	139,825
Net income	7,644	3,445	16,495	13,006
Diluted earnings per common share	$0.41	$0.19	$0.88	$0.70
Other Key Measures
Net combined ratio (1)	93.8%	103.8%	94.2%	99.8%
Return on average equity (2)	7.8%	3.8%	8.5%	7.3%
Book value per share (3)	$21.29	$19.98	$21.29	$19.98

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by net premiums earned in the current period.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period.
(3)	Book value per share is calculated by dividing shareholders’ equity by total outstanding shares.

Consolidated Results of Operations for Three Months Ended June 30, 2013 Compared to June 30, 2012

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2013 were $95.8 million, compared to $85.5 million for the same period in 2012, an increase of 12.1%. The increase was attributable to a $10.1 million increase in annual premiums on voluntary policies written during the period and a $0.9 million increase in assumed premium from mandatory pooling arrangements. These increases were partially offset by a $0.8 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. The effective LCM for our voluntary business was 1.76 for the second quarter ended June 30, 2013 compared to 1.63 for the same period in 2012.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2013 were $91.2 million, compared to $81.5 million for the same period in 2012, an increase of 11.9%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.3% for the second quarter of 2013 compared to 5.4% for the second quarter of 2012. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Net Premiums Earned. Net premiums earned for the second quarter of 2013 were $82.0 million, compared to $69.7 million for the same period in 2012, an increase of 17.6%. The increase was attributable to the increase in net premiums written in the quarter, offset by an increase in unearned premiums.

Net Investment Income. Net investment income for the quarter ended June 30, 2013 and 2012 was $6.6 million. Average invested assets, including cash and cash equivalents, were $926.4 million in the quarter ended June 30, 2013, compared to an average of $873.2 million for the same period in 2012, an increase of 6.1%. The pre-tax investment yield on our investment portfolio was 2.9% and 3.0% per annum during the quarters ended June 30, 2013 and 2012, respectively. The tax-equivalent yield on our investment portfolio was 4.1% per annum for the quarter ended June 30, 2013, compared to 4.5% per annum for the same period in 2012. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains/(Losses) on Investments. Net realized losses on investments for the three months ended June 30, 2013 totaled $1.3 million compared to net realized gains of $0.1 million for the same period in 2012. Net realized losses in the second quarter of 2013 were attributable to $1.9 million in other-than-temporary impairments of certain equity securities offset by $0.6 million in realized gains from the sale of equity securities and fixed maturity securities from the available-for-sale portfolio. Net realized gains in the second quarter of 2012 were attributable to called fixed maturity securities and the sale of equity securities from the available-for-sale portfolio.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $56.8 million for the three months ended June 30, 2013, compared to $56.7 million for the same period in 2012, an increase of $0.1 million, or 0.2%. The current accident year losses and LAE incurred were $60.0 million, or 73.2% of net premiums earned, compared to $53.3 million, or 76.5% of net premiums earned, for the same period in 2012. We recorded favorable prior accident year development of $3.2 million in the second quarter of 2013, compared to unfavorable prior accident year development of $3.4 million in the same period of 2012, as further discussed below in “Prior Year Development.” Our net loss ratio was 69.3% in the second quarter of 2013, compared to 81.3% for the same period of 2012.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2013 were $19.7 million, compared to $15.3 million for the same period in 2012, an increase of 28.1%. This increase was primarily due to a $1.4 million increase in premium taxes as a result of timing differences, a $1.2 million increase in insurance related assessments, a $1.0 million decrease in experience-rated commission resulting from high severity loss, a $0.8 million increase in commission expense and a $0.6 million increase in compensation expense due to annual merit increases. Our expense ratio was 24.0% in the second quarter of 2013 compared to 22.0% in the second quarter of 2012.

Interest Expense. There was no interest expense for the second quarter of 2013 compared to $0.2 million for the same period in 2012. There were no weighted average borrowings for the quarter ended June 30, 2013 compared to $19.3 million for the same period in 2012. The weighted average interest rate was 4.3% per annum for the second quarter of 2012.

Income Tax Expense. Income tax expense for the three months ended June 30, 2013 was $3.0 million, compared to $0.6 million for the same period in 2012. The increase was attributable to an increase in the effective tax rate to 28.2% in the second quarter of 2013 from 14.6% in the second quarter of 2012. The increase in the effective tax rate was attributable to improved underwriting margins which lowered the ratio of tax-exempt investment income to pre-tax income in the second quarter of 2013 compared to the second quarter of 2012.

Consolidated Results of Operations for Six Months Ended June 30, 2013 Compared to June 30, 2012

Gross Premiums Written. Gross premiums written for the first half of 2013 were $194.9 million, compared to $170.4 million for the same period in 2012, an increase of 14.4%. The increase was attributable to a $22.7 million increase in annual premiums on voluntary policies written during the period and a $1.5 million increase in assumed premium from mandatory pooling arrangements. These increases were partially offset by a $0.2 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.

Net Premiums Written. Net premiums written for the six months ended June 30, 2013 were $185.9 million, compared to $162.5 million for the same period in 2012, an increase of 14.4%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.3% for the first half of 2013 and 2012.

Net Premiums Earned. Net premiums earned for the first half of 2013 were $161.7 million, compared to $139.5 million for the same period in 2012, an increase of 15.9%. The increase was attributable to the increase in net premiums written, offset by an increase in unearned premiums.

Net Investment Income. Net investment income for the first six months of 2013 was $13.3 million, compared to $13.5 million for the same period in 2012. Average invested assets, including cash and cash equivalents, were $919.5 million in the six months ended June 30, 2013, compared to $868.3 million for the same period in 2012, an increase of 5.9%. The pre-tax investment yield on our investment portfolio was 2.9% per annum during the six months ended June 30, 2013, compared to 3.1% per annum during the same period in 2012. The tax-equivalent yield on our investment portfolio was 4.1% per annum for the first half of 2013 compared to 4.5% for the same period in 2012. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains/(Losses) on Investments. Net realized losses on investments for the six months ended June 30, 2013 totaled $1.3 million, compared to net realized gains of $1.9 million for the same period in 2012. Net realized losses in the first half of 2013 were attributable to $1.9 million in other-than-temporary impairments of certain equity securities offset by $0.6 million in realized gains from the sale of equity securities and fixed maturity securities from the available-for-sale portfolio. Net realized gains in the first half of 2012 were attributable to called fixed maturity securities and from the sale of equity securities and fixed maturity securities from the available-for-sale portfolio.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $112.8 million for the six months ended June 30, 2013, compared to $108.6 million for the same period in 2012, an increase of $4.2 million, or 3.9%. The current accident year losses and LAE incurred were $118.4 million, or 73.2% of net premiums earned, compared to $106.8 million, or

76.5% of net premiums earned, for the same period in 2012. We recorded favorable prior accident year development of $5.6 million in the first half of 2013, compared to unfavorable prior accident year development of $1.8 million in the same period of 2012, as further discussed below in “Prior Year Development.” Our net loss ratio was 69.8% in the first half of 2013, compared to 77.8% for the same period of 2012.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the six months ended June 30, 2013 were $38.5 million, compared to $30.1 million for the same period in 2012, an increase of 28.2%. This increase was primarily due to a $3.6 million increase in insurance related assessments, a $1.7 million increase in commission expense, a $1.2 million decrease in experience-rated commission, a $1.0 million increase in premium taxes, a $1.2 million increase in compensation expense, a $0.4 million increase in mandatory pooling arrangement fees. Offsetting these increases was a $0.3 million increase in ceding commission related to our 2013 reinsurance agreement. Our expense ratio was 23.8% in the first half of 2013 compared to 21.5% in the same period of 2012.

Interest Expense. There was no interest expense for the six months ended June 30, 2013 compared to $0.5 million for the same period in 2012. There were no weighted average borrowings for the six months ended June 30, 2013 compared to $22.5 million for the same period in 2012. The weighted average interest rate was 4.3% per annum for the first half of 2012.

Income Tax Expense. Income tax expense for the six months ended June 30, 2013 was $5.2 million, compared to $2.5 million for the same period in 2012. The increase was attributable to an increase in pre-tax income to $21.7 million in the first half of 2013 from $15.5 million in the first half of 2012. The effective tax rate also increased to 24.1% for the six months ended June 30, 2013 from 15.9% for the six months ended June 30, 2012. This increase is due to improved underwriting margins which lowered the ratio of tax-exempt investment income relative to our pre-tax income.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the excess.

Net cash provided by operating activities was $59.4 million for the six months ended June 30, 2013, which represented a $17.5 million increase from $41.9 million in net cash provided by operating activities for the six months ended June 30, 2012. This increase in operating cash flow was attributable to an $11.9 million increase in premium collections, a $4.0 million increase in payable for securities sold, a $1.5 million decrease in losses paid, a $1.2 million decrease in federal income taxes paid, a $1.1 million increase in paid losses payable, and a $0.8 million increase in investment income. Offsetting these increases were a $3.6 million decrease in reinsurance recoveries and a $1.2 million increase in underwriting expenses paid.

Net cash used in investing activities was $67.8 million for the six months ended June 30, 2013, compared to net cash provided by investment activities of $2.0 million for the same period in 2012. Cash provided by sales and maturities of investments totaled $131.6 million for the six months ended June 30, 2013, compared to $148.1 million for the same period in 2012. A total of $198.7 million in cash was used to purchase investments in the six months ended June 30, 2013, compared to $145.9 million in purchases for the same period in 2012.

Net cash used in financing activities in the six months ended June 30, 2013 was $0.9 compared to $12.6 million for the same period in 2012. In the six months ended June 30, 2012, $12.9 million of cash was used to redeem subordinated debt securities. There were proceeds of $1.1 million from stock option exercises in the six months ended June 30, 2013 compared to $0.2 million for the same period in 2012. During the six months ended June 30, 2013, there was a tax benefit of share based payments in the amount of $0.9 million compared to a $0.1 million in the same period of 2012. Offsetting these increases were dividends to stockholders of $2.9 million in the six months ended June 30, 2013 compared to none in the same period of 2012.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011 and 2012, the Board reauthorized this program. As of December 31, 2012, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $24.4 million available for future purchases at December 31, 2012 under this program. There were no shares purchased during the six months ended June 30, 2013 and 2012. We intend to purchase shares of our common stock from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

The Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share, payable on June 26, 2013 to shareholders of record as of June 12, 2013. The Board intends to consider the payment of a regular cash dividend each calendar quarter.

Investment Portfolio

As of June 30, 2013, our investment portfolio, including cash and cash equivalents, totaled $944.1 million, an increase of 7.5% from $878.1 million on June 30, 2012. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities,” was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2013, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$395,641	41.9%
U.S. agency-based mortgage-backed securities	26,732	2.8%
Commercial mortgage-backed securities	51,502	5.5%
U.S. Treasury securities and obligations of U.S. government agencies	11,020	1.2%
Corporate bonds	77,235	8.2%
Asset-backed securities	3,744	0.4%

Total fixed maturity securities—held-to-maturity	565,874	60.0%

Fixed maturity securities—available-for-sale:
States and political subdivisions	132,265	14.0%
U.S. agency-based mortgage-backed securities	8,439	0.9%
Corporate bonds	58,670	6.2%

Total fixed maturity securities—available-for-sale	199,374	21.1%

Equity securities	13,498	1.4%
Short-term investments	81,935	8.7%
Cash and cash equivalents	83,424	8.8%

Total investments, including cash and cash equivalents	$944,105	100.0%

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

In June 2013, the Company recorded charges for certain equity securities whose fair values were determined to be other-than-temporarily impaired. These charges are included in “Net realized gains/(losses) on investments”, and total $1.9 million for the three months ended June 30, 2013. No such impairment charges were taken in the three months ended June 30, 2012.

Prior Year Development

The Company recorded favorable prior accident year development of $3.2 million in the three months ended June 30, 2013. The table below sets forth the favorable or unfavorable development for the three and six months ended June 30, 2013 and 2012 for accident years 2008 through 2012 and, collectively, for all accident years prior to 2008.

	Favorable/(Unfavorable) Development
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(in millions)
Accident Year
2012	$0.3	$—	$0.4	$—
2011	0.3	(3.2)	0.3	(3.2)
2010	0.1	(2.0)	0.3	(5.6)
2009	—	0.3	1.0	0.3
2008	0.9	—	1.7	0.4
Prior to 2008	1.6	1.5	1.9	6.3

Total net development	$3.2	$(3.4)	$5.6	$(1.8)

The table below sets forth the number of open claims as of June 30, 2013 and 2012, and the number of claims reported and closed during the three and six months then ended.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Open claims at beginning of period	5,079	5,097	4,964	5,184
Claims reported	1,378	1,523	2,638	2,894
Claims closed	(1,212)	(1,561)	(2,357)	(3,019)

Open claims at end of period	5,245	5,059	5,245	5,059

The number of open claims at June 30, 2013 increased by 186 claims as compared to the number of open claims at June 30, 2012. Efforts continue to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). Management believes that these efforts have contributed, in part, to the favorable prior accident year development recorded for the six months ended June 30, 2013.

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

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011 and 2012, the Board reauthorized this program. As of December 31, 2012, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. There were no shares purchased during the six months ended June 30, 2013 and 2012. We intend to purchase shares of our common stock from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital. The approximate dollar value of shares that may yet be purchased under the program is $24.4 million.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Grasher filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and Michael Grasher filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

August 5, 2013	/S/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 5, 2013	/S/ Michael Grasher
Michael Grasher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Grasher filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and Michael Grasher filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.