Form 10-Q
period 2013-09-30
AMERISAFE INC
filed 2013-11-04
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

As of October 31, 2013, there were 18,504,180 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $576,989 and $627,349 in 2013 and 2012, respectively)	$550,153	$583,287
Fixed maturity securities—available-for-sale, at fair value (cost $207,197 and $144,514 in 2013 and 2012, respectively)	202,701	149,139
Equity securities—available-for-sale, at fair value (cost $11,987 and $7,000 in 2013 and 2012, respectively)	12,260	6,766
Short-term investments	86,131	68,924
Other investments	10,271	—

Total investments	861,516	808,116
Cash and cash equivalents	116,778	92,676
Amounts recoverable from reinsurers	77,835	101,352
Premiums receivable, net of allowance	172,002	141,950
Deferred income taxes	34,672	29,521
Accrued interest receivable	10,888	10,392
Property and equipment, net	7,505	7,711
Deferred policy acquisition costs	21,085	18,419
Federal income tax recoverable	1,148	—
Other assets	9,130	10,809

	$1,312,559	$1,220,946

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$609,042	$570,450
Unearned premiums	164,739	140,528
Reinsurance premiums payable	781	456
Amounts held for others	31,950	41,033
Policyholder deposits	42,029	39,088
Insurance-related assessments	28,887	22,244
Accounts payable and other liabilities	29,019	25,649
Payable for investments purchased	5,400	276

	911,847	839,724
Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2013 and 2012; 19,747,430 and 19,513,476 shares issued and 18,489,180 and 18,255,226 shares outstanding in 2013 and 2012, respectively	197	195
Additional paid-in capital	190,767	187,401
Treasury stock at cost (1,258,250 shares in 2013 and 2012)	(22,370)	(22,370)
Accumulated earnings	234,789	213,017
Accumulated other comprehensive income, net	(2,671)	2,979

	400,712	381,222

	$1,312,559	$1,220,946

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Gross premiums written	$86,137	$77,283	$281,075	$247,683
Ceded premiums written	(4,519)	(4,032)	(13,576)	(11,907)

Net premiums written	$81,618	$73,251	$267,499	$235,776

Net premiums earned	$81,596	$72,425	$243,288	$211,948
Net investment income	6,947	6,801	20,266	20,320
Net realized gains/(losses) on investments	(654)	985	(1,921)	2,913
Fee and other income	114	163	393	484

Total revenues	88,003	80,374	262,026	235,665
Expenses
Loss and loss adjustment expenses incurred	57,046	53,851	169,860	162,414
Underwriting and certain other operating costs	6,634	6,128	21,472	15,338
Commissions	6,176	5,405	18,569	16,099
Salaries and benefits	5,662	4,962	16,971	15,120
Interest expense	—	80	—	566
Policyholder dividends	38	945	980	1,659

Total expenses	75,556	71,371	227,852	211,196

Income before income taxes	12,447	9,003	34,174	24,469
Income tax expense	2,748	1,882	7,980	4,342

Net income	9,699	7,121	26,194	20,127

Net income available to common shareholders	$9,673	$7,116	$26,122	$20,116

Earnings per share
Basic	$0.53	$0.39	$1.42	$1.11

Diluted	$0.52	$0.38	$1.39	$1.08

Shares used in computing earnings per share
Basic	18,395,971	18,173,062	18,343,901	18,154,768

Diluted	18,758,346	18,580,083	18,730,729	18,583,079

Cash dividends declared per common share	$0.08	$—	$0.24	$—

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$9,699	$7,121	$26,194	$20,127
Other comprehensive income:
Unrealized gain/(loss) on securities, net of tax	(1,045)	1,449	(5,650)	1,899

Comprehensive income	$8,654	$8,570	$20,544	$22,026

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amounts	Capital	Earnings	Income
Balance at December 31, 2012	19,513,476	$195	(1,258,250)	$(22,370)	$187,401	$213,017	$2,979	$381,222
Comprehensive income	—	—	—	—	—	26,194	(5,650)	20,544
Options exercised	173,300	2	—	—	1,595	—	—	1,597
Tax benefit from share-based payments	—	—	—	—	1,222	—	—	1,222
Restricted common stock issued	60,654	—	—	—	380	—	—	380
Share-based compensation	—	—	—	—	169	—	—	169
Dividends to stockholders	—	—	—	—	—	(4,422)	—	(4,422)

Balance at September 30, 2013	19,747,430	$197	(1,258,250)	$(22,370)	$190,767	$234,789	$(2,671)	$400,712

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$26,194	$20,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	968	799
Net amortization of investments	9,552	7,504
Deferred income taxes	(2,109)	(2,392)
Net realized (gains)/losses on investments	1,921	(2,913)
Loss on sale of asset	2	1
Share-based compensation	1,020	431
Changes in operating assets and liabilities:
Premiums receivable, net	(30,052)	(21,979)
Accrued interest receivable	(496)	(326)
Deferred policy acquisition costs	(2,666)	(2,252)
Other assets and federal income tax recoverable	260	131
Reserves for loss and loss adjustment expenses	38,592	26,029
Unearned premiums	24,211	23,828
Reinsurance balances	23,842	(2,895)
Amounts held for others and policyholder deposits	(6,142)	8,698
Accounts payable and other liabilities	14,667	4,263

Net cash provided by operating activities	99,764	59,054
Investing Activities
Purchases of investments held-to-maturity	(55,547)	(72,441)
Purchases of investments available-for-sale	(92,366)	(84,680)
Purchases of short-term investments	(112,624)	(61,002)
Purchases of other invested assets	(10,000)	—
Proceeds from maturities of investments held-to-maturity	83,715	105,590
Proceeds from sales and maturities of investments available-for-sale	20,606	48,208
Proceeds from sales and maturities of short-term investments	92,921	55,360
Purchases of property and equipment	(764)	(837)

Net cash used in investing activities	(74,059)	(9,802)
Financing Activities
Proceeds from stock option exercises	1,597	205
Tax benefit from share-based payments	1,222	132
Redemption of subordinated debt security	—	(25,780)
Dividends to stockholders	(4,422)	—

Net cash used in financing activities	(1,603)	(25,443)

Change in cash and cash equivalents	24,102	23,809
Cash and cash equivalents at beginning of period	92,676	45,536

Cash and cash equivalents at end of period	$116,778	$69,345

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

AMERISAFE, Inc. (the “Company”) is an insurance holding company incorporated in the state of Texas. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: American Interstate Insurance Company (“AIIC”), Silver Oak Casualty, Inc. (“SOCI”), American Interstate Insurance Company of Texas (“AIICTX”), Amerisafe Risk Services, Inc. (“RISK”) and Amerisafe General Agency, Inc. (“AGAI”). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Louisiana. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. As previously announced, the Company intends to redomesticate AIIC and SOCI from Louisiana to Nebraska. RISK, a wholly owned subsidiary of the Company, is a claims and safety services company, currently servicing only affiliated insurance companies. AGAI, a wholly owned subsidiary of the Company, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers. The assets and operations of AGAI are not significant to that of the Company and its consolidated subsidiaries. The terms “AMERISAFE,” the “Company,” “we,” “us” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.

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

During the nine months ended September 30, 2013, options to purchase 173,300 shares of common stock were exercised. During the nine months ended September 30, 2012, options to purchase 22,800 shares of common stock were exercised. In connection with these exercises, the Company received $1.6 million of stock option proceeds in the first nine months of 2013 and $0.2 million of stock option proceeds in the same period in 2012.

The Company recognized share-based compensation expense of $0.4 million and $0.2 million in the three months ended September 30, 2013 and 2012, respectively. The Company recognized share-based compensation expense of $1.0 million in the nine months ended September 30, 2013, compared to $0.4 million for the same period in 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Basic EPS:
Net income, as reported	$9,699	$7,121	$26,194	$20,127
Less allocated income to unvested shares	27	6	74	12

Net income available to common shareholders—basic	$9,672	$7,115	$26,120	$20,115

Basic weighted average common shares	18,395,971	18,173,062	18,343,901	18,154,768
Basic earnings per common share	$0.53	$0.39	$1.42	$1.11
Diluted EPS:
Net income available to common shareholders—diluted	$9,673	$7,116	$26,122	$20,116

Diluted weighted average common shares:
Weighted average common shares	18,395,971	18,173,062	18,343,901	18,154,768
Stock options and performance shares	362,375	407,021	386,828	428,311

Diluted weighted average common shares	18,758,346	18,580,083	18,730,729	18,583,079

Diluted earnings per common share	$0.52	$0.38	$1.39	$1.08

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at September 30, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$388,694	$20,250	$(1,362)	$407,582
Corporate bonds	71,126	965	(19)	72,072
Commercial mortgage-backed securities	51,414	3,861	—	55,275
U.S. agency-based mortgage-backed securities	23,876	1,966	—	25,842
U.S. Treasury securities and obligations of U.S. government agencies	11,522	1,130	—	12,652
Asset-backed securities	3,521	216	(171)	3,566

Totals	$550,153	$28,388	$(1,552)	$576,989

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at September 30, 2013 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$133,239	$1,694	$(4,375)	$130,558
Corporate bonds	63,876	471	(245)	64,102
U.S. agency-based mortgage-backed securities	10,082	—	(2,041)	8,041

Total fixed maturity	207,197	2,165	(6,661)	202,701
Other investments	10,000	271	—	10,271
Equity securities	11,987	600	(327)	12,260

Totals	$229,184	$3,036	$(6,988)	$225,232

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at December 31, 2012 are summarized as follows:

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

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at December 31, 2012 are summarized as follows:

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

A summary of the cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at September 30, 2013, by contractual maturity, is as follows:

Remaining Time to Maturity	Amortized Cost Basis	Fair Value
	(in thousands)
Less than one year	$63,140	$63,427
One to five years	145,838	153,601
Five to ten years	130,159	140,059
More than ten years	132,205	135,219
U.S. agency-based mortgage-backed securities	23,876	25,842
Commercial mortgage-backed securities	51,414	55,275
Asset-backed securities	3,521	3,566

Total	$550,153	$576,989

A summary of cost and fair value of investments in fixed maturity securities, classified as available-for-sale at September 30, 2013, by contractual maturity, is as follows:

Remaining Time to Maturity	Amortized Cost Basis	Fair Value
	(in thousands)
Less than one year	$28,681	$28,802
One to five years	28,734	28,993
Five to ten years	18,162	18,357
More than ten years	121,538	118,508
U.S. agency-based mortgage-backed securities	10,082	8,041

Total	$207,197	$202,701

The following table summarizes, as of September 30, 2013, gross unrealized losses on a total of 158 securities that were at a loss for either less than twelve months or twelve months or greater:

	As of September 30, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$16,397	$17	$2,271	$2	$18,668	$19
States and political subdivisions	39,698	1,125	5,028	237	44,726	1,362
Asset-backed securities	—	—	1,962	171	1,962	171

Total held-to-maturity securities	56,095	1,142	9,261	410	65,356	1,552

Available-for-Sale
Fixed maturity securities:
Corporate bonds	$18,101	$245	$—	$—	$18,101	$245
States and political subdivisions	85,605	4,375	—	—	85,605	4,375
U.S. agency-based mortgage-backed securities	2,938	700	5,102	1,341	8,040	2,041
Equity securities	5,883	327	—	—	5,883	327

Total available-for-sale securities	112,527	5,647	5,102	1,341	117,629	6,988

Total	$168,622	$6,789	$14,363	$1,751	$182,985	$8,540

Amerisafe holds investments in a long/short equity fund, accounted for under the equity method. The carrying value of this investment is $10.3 million at September 30, 2013.

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

In the three months ended September 30, 2013, we sold equity securities classified as available-for-sale. The cost basis of these securities at disposal was $1.7 million with realized losses on the sale of these securities of $0.5 million. In the three months ended September 30, 2012, we sold equity and fixed maturity securities classified as available-for-sale. The cost basis of these securities at disposal was $11.1 million with realized gains on the sale of these securities of $0.9 million.

In the nine months ended September 30, 2013, we sold equity and fixed maturity securities classified as available-for-sale. The cost basis of these securities at disposal was $6.7 million with realized gains on the sale of these securities of $0.2 million. In the nine months ended September 30, 2012, we sold equity and fixed maturity securities classified as available-for-sale. The cost basis of these securities at disposal was $31.2 million with realized gains on the sale of these securities of $2.7 million

As a result of the review of our investment portfolio, there were impairment losses recognized for other-than-temporary declines in the fair value of three of our investments in equity securities in the nine months ended September 30, 2013. These charges are included in “Net realized gains/(losses) on investments” and total $2.2 million. No such impairment charges were taken for the nine months ended September 30, 2012.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of September 30, 2013, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended September 30, 2013 and 2012.

Tax years 2009 through 2012 are subject to examination by the federal and state taxing authorities. In April 2012, the Company was notified by the Internal Revenue Service that the examination for tax year 2009 had been completed, but remain subject to state taxing authorities.

Note 6. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $8.7 million for the three months ended September 30, 2013, compared to $8.6 million for the three months ended September 30, 2012. Comprehensive income was $20.5 million for the nine months ended September 30, 2013, as compared to $22.0 million for the same period in 2012. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale securities.

Comprehensive income includes net income plus unrealized gains/losses on our available-for-sale investment securities, net of tax. In reporting comprehensive income on a net basis in the statement of income, we used a 35 percent tax rate. The following table illustrates the changes in the balance of each component of accumulated other comprehensive income for each period presented in the interim financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Beginning balance	$(1,626)	$2,665	$2,979	$2,215
Other comprehensive income/(loss) before reclassification	(1,483)	1,797	(5,809)	2,794
Amounts reclassified from accumulated other comprehensive income	438	(348)	159	(895)

Net current period other comprehensive income	(1,045)	1,449	(5,650)	1,899

Balance at September 30, 2013	$(2,671)	$4,114	$(2,671)	$4,114

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in the statement of income
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Unrealized gains/(losses) on available-for-sale securities	$(484)	$535	$362	$1,377	Net realized gains/(losses) on investments
Other-than-temporary impairment	(190)	—	(607)	—	Net realized gains/(losses) on investments

	(674)	535	(245)	1,377	Income before income taxes
	236	(187)	86	(482)	Income tax expense

	$(438)	$348	$(159)	$895	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2013.

At September 30, 2013, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Other investments	$—	$—	$10,271	$10,271
Securities available for sale—equity:
Domestic common stock	12,260	—	—	12,260
Securities available for sale—fixed maturity:
States and political subdivisions	—	130,558	—	130,558
Corporate bonds	—	64,102	—	64,102
U.S. agency-based mortgage-backed securities	—	8,041	—	8,041

Total securities available for sale—fixed maturity	—	202,701	—	202,701

Total available for sale	$12,260	$202,701	$10,271	$225,232

At September 30, 2013, assets and liabilities measured at amortized cost are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity
States and political subdivisions	$—	$407,582	$—	$407,582
Corporate bonds	—	72,072	—	72,072
Commercial mortgage-backed securities	—	55,275	—	55,275
U.S. agency-based mortgage-backed securities	—	25,842	—	25,842
U.S. Treasury securities and obligations of U.S. Government agencies	6,640	6,012	—	12,652
Asset-backed securities	—	3,566	—	3,566

Total held-to-maturity	$6,640	$570,349	$—	$576,989

At December 31, 2012, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities available for sale—equity
Domestic common stock	$6,766	$—	$—	$6,766
Securities available for sale—fixed maturity
States and political subdivisions	—	98,242	—	98,242
Corporate bonds	—	39,810	—	39,810
U.S. agency-based mortgage-backed securities	—	11,087	—	11,087

Total available for sale—fixed maturity	—	$149,139	$—	$149,139

Total available for sale	$6,766	$149,139	$—	$155,905

At December 31, 2012, assets and liabilities measured at amortized cost are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity
States and political subdivisions	$—	$431,968	$—	$431,968
Corporate bonds	—	84,377	—	84,377
Commercial mortgage-backed securities	—	57,962	—	57,962
U.S. agency-based mortgage-backed securities	—	36,042	—	36,042
U.S. Treasury securities and obligations of U.S. Government agencies	6,174	6,581	—	12,755
Asset-backed securities	—	4,245	—	4,245

Total held-to-maturity	$6,174	$621,175	$—	$627,349

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

Other Investments—Other investments consist of limited partnership (LP) interests valued using the net asset value provided by the general partner of the LP, which approximates the fair value of the interest. The LP’s objective is to generate absolute returns by investing long and short in publicly-traded global securities. Redemptions are allowed monthly following a sixty day notice with no lock up periods. The Company has no unfunded commitments related to the LP. This investment is characterized as a Level 3 asset in the fair value hierarchy.

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of September 30, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$550,153	$576,989	$583,287	$627,349
Fixed maturity securities—available-for-sale	202,701	202,701	149,139	149,139
Equity securities	12,260	12,260	6,766	6,766
Cash and cash equivalents	116,778	116,778	92,676	92,676
Short-term Investments	86,131	86,131	68,924	68,924
Other Investments	10,271	10,271	—	—

The following table presents summary information regarding changes in the fair value of assets measured at fair value using Level 3 input.

September 30, 2013
(in thousands)
Balance at January 1, 2013	$—
Purchases	10,000
Total gains unrealized (Included in earnings as part of net investment income)	271

Balance at September 30, 2013	$10,271

The purchase reported on the Level 3 table above is related to an interest in a limited partnership.

Note 8. Treasury Stock

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, the Board reauthorized this program with a new limit of $25.0 million. In October 2012, the Board extended the share repurchase program through December 31, 2013. There were no shares purchased during the three or nine months ended September 30, 2013 and 2012.

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

Note 11. Subsequent Events

On October 28, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share, payable on December 27, 2013 to shareholders of record as of December 13, 2013. The Board intends to consider the payment of a regular cash dividend each calendar quarter.

On October 28, 2013, the Company’s Board of Directors voted to extend the current authorization of the Company’s share repurchase program from December 31, 2013 to December 31, 2014 and increase the authorization from $24.4 million to $25.0 million.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2013 and 2012. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$86,137	$77,283	$281,075	$247,683
Net premiums earned	81,596	72,425	243,288	211,948
Net investment income	6,947	6,801	20,266	20,320
Total revenues	88,003	80,374	262,026	235,665
Total expenses	75,556	71,371	227,852	211,196
Net income	9,699	7,121	26,194	20,127
Diluted earnings per common share	$0.52	$0.38	$1.39	$1.08
Other Key Measures
Net combined ratio (1)	92.5%	98.5%	93.6%	99.4%
Return on average equity (2)	9.8%	7.7%	8.9%	7.4%
Book value per share (3)	$21.67	$20.46	$21.67	$20.46

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by net premiums earned in the current period.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period.
(3)	Book value per share is calculated by dividing shareholders’ equity by total outstanding shares, as of the end of the period.

Consolidated Results of Operations for Three Months Ended September 30, 2013 Compared to September 30, 2012

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2013 were $86.1 million, compared to $77.3 million for the same period in 2012, an increase of 11.5%. The increase was attributable to a $10.3 million increase in annual premiums on voluntary policies written during the period and a $0.7 million increase in assumed premiums from mandatory pooling arrangements. These increases were partially offset by a $2.4 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. The effective LCM for our voluntary business was 1.79 for the third quarter ended September 30, 2013 compared to 1.66 for the same period in 2012.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2013 were $81.6 million, compared to $73.3 million for the same period in 2012, an increase of 11.4%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.2% for the third quarter of 2013 compared to 5.3% for the third quarter of 2012. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Net Premiums Earned. Net premiums earned for the third quarter of 2013 were $81.6 million, compared to $72.4 million for the same period in 2012, an increase of 12.7%. The increase was attributable to the increase in net premiums written in the quarter.

Net Investment Income. Net investment income for the quarter ended September 30, 2013 was $6.9 million compared to $6.8 million for the same period in 2012. Average invested assets, including cash and cash equivalents, were $951.3 million in the quarter ended September 30, 2013, compared to an average of $880.8 million for the same period in 2012, an increase of 8.0%. The pre-tax investment yield on our investment portfolio was 2.9% and 3.1% per annum during the quarters ended September 30, 2013 and 2012, respectively. The tax-equivalent yield on our investment portfolio was 3.9% per annum for the quarter ended September 30, 2013, compared to 4.5% per annum for the same period in 2012. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains/(Losses) on Investments. Net realized losses on investments for the three months ended September 30, 2013 totaled $0.7 million compared to net realized gains of $1.0 million for the same period in 2012. Net realized losses in the third quarter of 2013 were attributable to $0.2 million in other-than-temporary impairments of one equity security and a realized loss of $0.5 million from the sale of equity securities from the available-for-sale portfolio. Net realized gains in the third quarter of 2012 were attributable to called fixed maturity securities and the sale of equity securities and fixed maturity securities from the available-for-sale portfolio.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $57.0 million for the three months ended September 30, 2013, compared to $53.9 million for the same period in 2012, an increase of $3.2 million, or 5.9%. The current accident year losses and LAE incurred were $59.7 million, or 73.2% of net premiums earned, compared to $55.4 million, or 76.5% of net premiums earned, for the same period in 2012. We recorded favorable prior accident year development of $2.7 million in the third quarter of 2013, compared to favorable prior accident year development of $1.6 million in the same period of 2012, as further discussed below in “Prior Year Development.” Our net loss ratio was 69.9% in the third quarter of 2013, compared to 74.4% for the same period of 2012.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2013 were $18.5 million, compared to $16.5 million for the same period in 2012, an increase of 12.0%. This increase was primarily due to a $0.8 million increase in commission expense, a $0.4 million increase in compensation expense due to annual merit increases, a $0.4 million decrease in experience-rated commission, a $0.2 million increase in premium tax expense and a $0.2 million increase in mandatory pooling arrangement fees. Our expense ratio was 22.6% in the third quarter of 2013 compared to 22.8% in the third quarter of 2012.

Interest Expense. There was no interest expense for the third quarter of 2013 compared to $0.1 million for the same period in 2012. There were no weighted average borrowings for the quarter ended September 30, 2013 compared to $6.4 million for the same period in 2012. The weighted average interest rate was 4.3% per annum for the third quarter of 2012.

Income Tax Expense. Income tax expense for the three months ended September 30, 2013 was $2.7 million, compared to $1.9 million for the same period in 2012. The increase was attributable to an increase in the effective tax rate to 22.1% in the third quarter of 2013 from 20.9% in the third quarter of 2012. The increase in the effective tax rate was attributable to improved underwriting margins which lowered the ratio of tax-exempt investment income to pre-tax income in the third quarter of 2013 compared to the third quarter of 2012.

Consolidated Results of Operations for Nine Months Ended September 30, 2013 Compared to September 30, 2012

Gross Premiums Written. Gross premiums written for the first nine months of 2013 were $281.1 million, compared to $247.7 million for the same period in 2012, an increase of 13.5%. The increase was attributable to a $33.0 million increase in annual premiums on voluntary policies written during the period and a $2.2 million increase in assumed premium from mandatory pooling arrangements. These increases were partially offset by a $2.6 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2013 were $267.5 million, compared to $235.8 million for the same period in 2012, an increase of 13.5%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.3% for the first nine months of 2013 and 2012.

Net Premiums Earned. Net premiums earned for the first nine months of 2013 were $243.3 million, compared to $211.9 million for the same period in 2012, an increase of 14.8%. The increase was attributable to the increase in net premiums written, offset by an increase in unearned premiums.

Net Investment Income. Net investment income for the first nine months of 2013 and 2012 was $20.3 million. Average invested assets, including cash and cash equivalents, were $929.7 million in the nine months ended September 30, 2013, compared to $872.3 million for the same period in 2012, an increase of 6.6%. The pre-tax investment yield on our investment portfolio was 2.9% per annum during the nine months ended September 30, 2013, compared to 3.1% per annum during the same period in 2012. The tax-equivalent yield on our investment portfolio was 3.9% per annum for the first nine months of 2013 compared to 4.5% for the same period in 2012. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains/(Losses) on Investments. Net realized losses on investments for the nine months ended September 30, 2013 totaled $1.9 million, compared to net realized gains of $2.9 million for the same period in 2012. Net realized losses in the nine months ended September 30, 2013 were attributable to $2.2 million in other-than-temporary impairments of certain equity securities offset by $0.2 million in realized gains from the sale of equity securities and fixed maturity securities from the available-for-sale portfolio and $0.1 million attributable to called fixed maturity securities. Net realized gains in the nine months ended September 30, 2012 were attributable to called fixed maturity securities and from the sale of equity and fixed maturity securities from the available-for-sale portfolio.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $169.9 million for the nine months ended September 30, 2013, compared to $162.4 million for the same period in 2012, an increase of $7.4 million, or 4.6%. The current accident year losses and LAE incurred were $178.1 million, or 73.2% of net premiums earned, compared to $162.2 million, or 76.5% of net premiums earned, for the same period in 2012. We recorded favorable prior accident year development of $8.3 million in the first nine months of 2013, compared to unfavorable prior accident year development of $0.2 million in the same period of 2012, as further discussed below in “Prior Year Development.” Our net loss ratio was 69.8% in the first nine months of 2013, compared to 76.6% for the same period of 2012.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2013 were $57.0 million, compared to $46.6 million for the same period in 2012, an increase of 22.5%. This increase was primarily due to a $3.6 million increase in insurance related assessments, a $2.5 million increase in commission expense, a $1.9 million increase in compensation expense, a $1.6 million decrease in experience-rated commission, a $1.1 million increase in premium taxes, a $0.6 million increase in mandatory pooling arrangement fees. Offsetting these increases was a $0.4 million increase in ceding commission related to our 2013 reinsurance agreement and a $0.3 million decrease in accounts receivable write-offs. Our expense ratio was 23.4% in the first nine months of 2013 compared to 22.0% in the same period of 2012.

Interest Expense. There was no interest expense for the nine months ended September 30, 2013 compared to $0.6 million for the same period in 2012. There were no weighted average borrowings for the nine months ended September 30, 2013 compared to $17.1 million for the same period in 2012. The weighted average interest rate was 4.3% per annum for the first nine months of 2012.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2013 was $8.0 million, compared to $4.3 million for the same period in 2012. The increase was attributable to an increase in pre-tax income to $34.2 million in the first nine months of 2013 from $24.5 million in the first nine months of 2012. The effective tax rate also increased to 23.4% for the nine months ended September 30, 2013 from 17.7% for the nine months ended September 30, 2012. This increase is due to improved underwriting margins which lowered the ratio of tax-exempt investment income relative to our pre-tax income.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the excess.

Net cash provided by operating activities was $99.8 million for the nine months ended September 30, 2013, which represented a $40.7 million increase from $59.1 million in net cash provided by operating activities for the nine months ended September 30, 2012. This increase in operating cash flow was attributable to a $24.4 million increase in premium collections, a $10.0 million decrease in underwriting expenses paid, a $5.5 million decrease in losses paid, a $2.1 million increase in payable for securities sold and a $1.8 increase in investment income. Offsetting these increases were a $5.0 million decrease in reinsurance recoveries and a $4.1 million increase in federal income taxes paid.

Net cash used in investing activities was $74.1 million for the nine months ended September 30, 2013, compared to net cash used in investment activities of $9.8 million for the same period in 2012. Cash provided by sales and maturities of investments totaled $197.2 million for the nine months ended September 30, 2013, compared to $209.2 million for the same period in 2012. A total of $270.5 million in cash was used to purchase investments in the nine months ended September 30, 2013, compared to $218.1 million in purchases for the same period in 2012.

Net cash used in financing activities in the nine months ended September 30, 2013 was $1.6 million compared to $25.4 million for the same period in 2012. In the nine months ended September 30, 2012, $25.8 million of cash was used to redeem subordinated debt securities. There were proceeds of $1.6 million from stock option exercises in the nine months ended September 30, 2013 compared to $0.2 million for the same period in 2012. During the nine months ended September 30, 2013, the tax benefit from share based compensation was $1.2 million compared to a $0.1 million in the same period of 2012. Offsetting these increases were dividends to stockholders of $4.4 million in the nine months ended September 30, 2013 compared to none in the same period of 2012.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011 and 2012, the Board reauthorized this program. As of December 31, 2012, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $24.4 million available for future purchases at September 30, 2013 under this program. There were no shares purchased during the nine months ended September 30, 2013 and 2012. We intend to purchase shares of our common stock from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

On October 28, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share, payable on December 27, 2013 to shareholders of record as of December 13, 2013. The Board intends to consider the payment of a regular cash dividend each calendar quarter.

On September 15, 2013, we commuted certain reinsurance agreements with Hannover Re (Ireland) Plc (“Hannover Re”) and Aspen Insurance Limited (“Aspen”) covering portions of the 2008 through 2009 accident years. Hannover Re and Aspen remain obligated to subsidiaries of the Company under other reinsurance agreements. We received cash of $14.9 million and an additional $17.6 million payment effectuated solely through offset against the balance of the funds withheld account under the reinsurance agreement in exchange for releasing Hannover Re and Aspen from their reinsurance obligations under the commuted agreements. As a result of the commutation, there was no effect on the Company’s net income in the three or nine months ended September 30, 2013.

Investment Portfolio

As of September 30, 2013, our investment portfolio, including cash and cash equivalents, totaled $978.3 million, an increase of 10.8% from $882.6 million on September 30, 2012. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities,” was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2013, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$388,694	39.7%
U.S. agency-based mortgage-backed securities	23,876	2.4%
Commercial mortgage-backed securities	51,414	5.3%
U.S. Treasury securities and obligations of U.S. government agencies	11,522	1.2%
Corporate bonds	71,126	7.3%
Asset-backed securities	3,521	0.4%

Total fixed maturity securities—held-to-maturity	550,153	56.3%

Fixed maturity securities—available-for-sale:
States and political subdivisions	130,558	13.3%
U.S. agency-based mortgage-backed securities	8,041	0.8%
Corporate bonds	64,102	6.6%

Total fixed maturity securities—available-for-sale	202,701	20.7%

Equity securities	12,260	1.3%
Short-term investments	86,131	8.8%
Cash and cash equivalents	116,778	11.9%
Other Investments	10,271	1.0%

Total investments, including cash and cash equivalents	$978,294	100.0%

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

During 2013, the Company recorded charges for certain equity securities whose fair values were determined to be other-than-temporarily impaired. These charges are included in “Net realized gains/(losses) on investments”, and total $0.2 million and $2.2 million for the three and nine months ended September 30, 2013, respectively. No such impairment charges were taken in the three or nine months ended September 30, 2012.

Prior Year Development

The Company recorded favorable prior accident year development of $2.7 million in the three months ended September 30, 2013. The table below sets forth the favorable or unfavorable development for the three and nine months ended September 30, 2013 and 2012 for accident years 2008 through 2012 and, collectively, for all accident years prior to 2008.

	Favorable/(Unfavorable) Development
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(in millions)
Accident Year
2012	$—	$—	$0.5	$—
2011	—	—	0.4	(3.2)
2010	—	—	0.3	(5.6)
2009	1.4	0.1	2.4	0.4
2008	0.8	0.5	2.5	1.0
Prior to 2008	0.5	1.0	2.2	7.2

Total net development	$2.7	$1.6	$8.3	$(0.2)

The table below sets forth the number of open claims as of September 30, 2013 and 2012, and the number of claims reported and closed during the three and nine months then ended.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Open claims at beginning of period	5,245	5,059	4,964	5,184
Claims reported	1,590	1,574	4,228	4,468
Claims closed	(1,448)	(1,413)	(3,805)	(4,432)

Open claims at end of period	5,387	5,220	5,387	5,220

The number of open claims at September 30, 2013 increased by 167 claims as compared to the number of open claims at September 30, 2012. Efforts continue to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). Management believes that these efforts have contributed, in part, to the favorable prior accident year development recorded for the nine months ended September 30, 2013.

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

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011 and 2012, the Board reauthorized this program. As of December 31, 2012, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. There were no shares purchased during the nine months ended September 30, 2013 and 2012. We intend to purchase shares of our common stock from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital. The dollar value of shares that may yet be purchased under the program is $24.4 million.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Grasher filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and Michael Grasher filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

November 4, 2013	/s/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 4, 2013	/s/ Michael Grasher
Michael Grasher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Grasher filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and Michael Grasher filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document