Form 10-K
period 2013-12-31
AMERISAFE INC
filed 2014-02-28
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $589.7 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of February 14, 2014, there were 18,619,680 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	increased competition on the basis of types of insurance offered, premium rates, coverage availability, payment terms, claims management, safety services, policy terms, overall financial strength, financial ratings and reputation;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	general economic conditions, including recession, inflation, performance of financial markets, interest rates, unemployment rates and fluctuating asset values;

•	the cyclical nature of the workers’ compensation insurance industry;

•	loss of the services of any of our senior management or other key employees;

•	decreased level of business activity of our policyholders caused by decreased business activity generally, and in particular in the industries we target;

•	adverse developments in economic, competitive or regulatory conditions within the workers’ compensation insurance industry;

•	decreased demand for our insurance;

•	changes in regulations, laws, rates, or rating factors applicable to us, our policyholders or the agencies that sell our insurance;

•	changes in rating agency policies, practices or ratings;

•	changes in the availability, cost or quality of reinsurance and the failure of our reinsurers to pay claims in a timely manner or at all;

•	changes in legal theories of liability under our insurance policies;

•	developments in capital markets that adversely affect the performance of our investments;

•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

Overview

We are a specialty provider of workers’ compensation insurance focused on small to mid-sized employers engaged in hazardous industries, principally construction, trucking, manufacturing, oil and gas and agriculture. Since commencing operations in 1986, we have gained significant experience underwriting the complex workers’ compensation exposures inherent in these industries. We provide coverage to employers under state and federal workers’ compensation laws. These laws prescribe wage replacement and medical care benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our workers’ compensation insurance policies provide benefits to injured employees for, among other things, temporary or permanent disability, death and medical and hospital expenses. The benefits payable and the duration of those benefits are set by state or federal law. The benefits vary by jurisdiction, the nature and severity of the injury and the wages of the employee. The employer, who is the policyholder, pays the premiums for coverage.

Hazardous industry employers tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target policyholders. For example, our construction employers on average paid premium rates equal to $8.09 per $100 of payroll to obtain workers’ compensation coverage for all of their employees in 2013.

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

AMERISAFE, Inc. is an insurance holding company, incorporated in Texas in 1985. We began operations in 1986 by focusing on workers’ compensation insurance for logging contractors in the southeast United States. Beginning in 1994, we expanded our focus to include the other hazardous industries we serve today. During 2013, two of our three insurance subsidiaries, American Interstate Insurance Company and Silver Oak Casualty, were re-domesticated to Nebraska from Louisiana. Our other insurance subsidiary, American Interstate Insurance Company of Texas, remains domiciled in Texas.

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries.  We have extensive experience insuring employers engaged in hazardous industries and have a history of profitably underwriting these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 92.3% in 2013.

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

Specialized Underwriting Expertise.  Based on our 28-year history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools that support our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new and renewal business. We do not delegate underwriting authority to agencies, marketers or to any other third parties that sell our insurance.

Comprehensive Safety Services.  We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention, and encourage safer workplaces by deploying experienced field safety professionals, or FSPs, to our policyholders’ worksites. In 2013, 86.0% of our new voluntary business policyholders were subject to pre-quotation safety inspections. Additionally, we perform periodic on-site safety surveys of all of our voluntary business policyholders.

Proactive Claims Management.  Our employees manage substantially all of our open claims in-house, utilizing intensive claims management practices that emphasize a personalized approach, as well as quality, cost-effective medical treatment. As of December 31, 2013, open indemnity claims per field case manager, or FCM, averaged 53 claims, which we believe is significantly less than the industry average. We also believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation and more rapidly close claims, all of which ultimately lead to lower overall claim costs.

Efficient Operating Platform.  Through extensive cost management initiatives, we maintain one of the most efficient operations in the workers’ compensation industry. In 2013, our expense ratio was 20.3%. We believe that our expense ratio is substantially lower than that of our competitors, which gives us a greater opportunity to generate an underwriting profit.

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

Prudent and Opportunistic Geographic Expansion.  While we actively market our insurance in 30 states and the District of Columbia, 44.3% of our voluntary in-force premiums were generated in the five states where we derived 5.0% or more of our gross premiums written in 2013. We are licensed in an additional 17 states and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so.

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

Workers’ compensation was the fourth-largest property and casualty insurance line in the United States in 2012, according to the National Council on Compensation Insurance, Inc., the NCCI. Direct premiums written in 2012 for the workers’ compensation insurance industry were $49 billion, and direct premiums written for the property and casualty industry as a whole were $524 billion. According to the most recent market data reported by the NCCI, which is the official rating bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business were $13.4 billion in 2012.

Policyholders

As of December 31, 2013, we had more than 7,600 voluntary business policyholders with an average annual workers’ compensation policy written premium of $43,539. As of December 31, 2013, our ten largest voluntary business policyholders accounted for 3.2% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 92.3% in 2013, 91.5% in 2012, and 92.0% in 2011.

In addition to our voluntary workers’ compensation business, we underwrite workers’ compensation policies for employers assigned to us and assume reinsurance premiums from mandatory pooling arrangements, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. Our assigned risk business fulfills our statutory obligation to participate in residual market plans in four states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2013, our assigned risk business accounted for 1.2% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 2.1% of our gross premiums written.

Targeted Industries

We provide workers’ compensation insurance primarily to employers in the following targeted hazardous industries:

Construction.  Includes a broad range of operations such as highway and bridge construction, building and maintenance of pipeline and powerline networks, excavation, commercial construction, roofing, iron and steel erection, tower erection and numerous other specialized construction operations. In 2013, our average policy premium for voluntary workers’ compensation within the construction industry was $44,064, or $8.09 per $100 of payroll.

Trucking.  Includes a broad spectrum of diverse operations including contract haulers, regional and local freight carriers, special equipment transporters and other trucking companies that conduct a variety of short- and long-haul operations. In 2013, our average policy premium for voluntary workers’ compensation within the trucking industry was $44,612, or $10.04 per $100 of payroll.

Manufacturing.  Includes a diverse group of policyholders’ businesses such as the production of goods for use or sale using labor and machines, tools, chemical and biological processing or formulation. In 2013, our average policy premium for voluntary workers’ compensation within the manufacturing industry was $45,435, or $5.66 per $100 of payroll.

Oil and Gas.  Includes various oil and gas activities including gathering, transportation, processing, production, and field service operations. In 2013, our average policy premium for voluntary workers’ compensation within the oil and gas industry was $51,083, or $6.03 per $100 of payroll.

Agriculture.  Includes crop maintenance and harvesting, grain and produce operations, nursery operations, meat processing, and livestock feed and transportation. In 2013, our average policy premium for voluntary workers’ compensation within the agriculture industry was $30,190, or $6.55 per $100 of payroll.

Maritime.  Includes ship building and repair, pier and marine construction, inter-coastal construction, and stevedoring. In 2013, our average policy premium for voluntary workers’ compensation within the maritime industry was $61,838, or $6.67 per $100 of payroll.

Logging.  Includes tree harvesting operations ranging from labor intensive chainsaw felling and trimming to sophisticated mechanized operations using heavy equipment. In 2013, our average policy premium for voluntary workers’ compensation within the logging industry was $29,037, or $14.88 per $100 of payroll.

Our gross premiums are derived from:

•	Voluntary Business. Includes direct premiums from workers’ compensation insurance policies that we issue to employers who seek to purchase insurance directly from us and who we voluntarily agree to insure.

•	Assigned Risk Business. Includes direct premiums from workers’ compensation insurance policies that we issue to employers assigned to us under residual market programs implemented by some of the states in which we operate.

•	Assumed Premiums. Includes premiums from our participation in mandatory pooling arrangements under residual market programs implemented by some of the states in which we operate.

Gross premiums written during the years ended December 31, 2013, 2012 and 2011, and the allocation of those premiums among the hazardous industries we target are presented in the table below.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2013	2012	2011	2013	2012	2011
	(In thousands)
Voluntary business:
Construction	$153,110	$132,776	$106,115	41.2%	40.4%	39.0%
Trucking	71,565	70,294	63,913	19.2%	21.4%	23.5%
Manufacturing	27,122	22,792	16,742	7.3%	6.9%	6.1%
Oil and Gas	17,976	15,519	11,996	4.8%	4.7%	4.4%
Agriculture	15,563	17,204	16,416	4.2%	5.3%	6.0%
Maritime	10,883	9,493	6,735	2.9%	2.9%	2.5%
Logging	8,132	7,795	11,835	2.2%	2.4%	4.4%
Other	55,554	45,123	33,266	14.9%	13.8%	12.3%

Total voluntary business	359,905	320,996	267,018	96.7%	97.8%	98.2%

Assigned risk business	4,342	2,735	2,386	1.2%	0.7%	0.8%
Assumed premiums	7,930	5,092	2,697	2.1%	1.5%	1.0%

Total	$372,177	$328,823	$272,101	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 47 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with less than 12.7% of our gross premiums written in 2013 derived from any one state. The table below identifies, for the years ended December 31, 2013, 2012 and 2011, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the three years presented.

	Percentage of Gross Premiums Written Year Ended December 31,
State	2013	2012	2011
Louisiana	12.6%	11.1%	11.6%
Pennsylvania	9.2%	8.9%	8.0%
Georgia	9.2%	8.5%	8.5%
North Carolina	6.1%	7.0%	6.4%
Illinois	5.6%	5.9%	5.8%
Oklahoma	4.8%	5.4%	5.9%
Virginia	4.6%	5.5%	5.9%
Florida	4.5%	3.5%	2.8%
Texas	4.4%	4.2%	4.2%
Alaska	3.7%	3.3%	3.4%
Kansas	3.5%	3.5%	3.7%
South Carolina	3.4%	3.2%	2.9%
Minnesota	3.3%	3.4%	3.8%
Tennessee	3.2%	3.5%	2.7%
Arkansas	2.7%	2.7%	3.3%
Wisconsin	2.4%	3.1%	3.5%

Total	83.2%	82.7%	82.4%

Sales and Marketing

We sell our workers’ compensation insurance through agencies. As of December 31, 2013, our insurance was sold through more than 3,175 independent agencies and our wholly-owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 27 states. We are selective in establishing and maintaining relationships with independent agencies. We seek to do business with those agencies that provide quality application flow from companies operating in our target industries and classes that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Our average commission rate for our independent agencies was 7.5% for the year ended December 31, 2013. We pay our insurance agency subsidiary a commission rate of 8.0%. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2013, independent agencies accounted for 95.2% of our voluntary in-force premiums. No single independent agency accounted for more than 1.2% of our voluntary in-force premiums at that date.

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

Our underwriting department reviews the application to determine if the application meets our underwriting criteria and whether all required information has been provided. If additional information is required, the underwriting department requests additional information from the agency submitting it. This initial review process is generally completed within three days after the application is received by us. Once this initial review process is complete, our underwriting department requests that a pre-quotation safety inspection be performed in most cases. In 2013, 86.0% of our new voluntary business policyholders were inspected prior to our offering a premium quote.

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

We obtain approval of our rates, including our LCMs, from state regulatory authorities. To maintain rates at profitable levels, we regularly monitor and adjust our LCMs. The effective LCM for our voluntary business was 1.79 for policy year 2013, 1.64 for policy year 2012, and 1.50 for policy year 2011. If we are unable to charge rates in a particular state or industry to produce satisfactory results, we seek to control and reduce our premium volume in that state or industry and redeploy our capital in other states or industries that offer greater opportunity to earn an underwriting profit.

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our FSPs travel to employers’ worksites to perform these safety inspections. These initial inspections allow our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2013, 86.0% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policyholders were not inspected prior to a premium quote for a variety of reasons, including small premium size or the fact that the policyholder was previously a policyholder subject to our safety inspections.

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

Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided. The FCM will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2013, we averaged 53 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our more than 28 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business, but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

In establishing reserves, we rely on the analysis of the more than 188,000 claims in our 28-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.

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

•	Paid Development Method—uses historical, cumulative paid loss patterns to derive estimated ultimate losses by accident year based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.

•	Paid Weighted Severity Method—multiplies estimated ultimate claims for each accident year by a weighted average, trended and developed severity. The ultimate claims estimate is based on paid claim count development. The selected severity for a given accident year is derived by giving some weight to all of the accident years in the experience history rather than treating each accident year independently.

•	Paid Loss Ratio Cape Cod Method—similar to the paid weighted severity method, except that on-level premiums replace estimated ultimate claims, based upon paid claim count development, and loss ratios replace selected severities. The selected ultimate loss ratio for a given accident year is derived by giving some weight to all of the accident years in the experience history rather than treating each accident year independently.

•	Incurred Development Method—uses historical, cumulative incurred loss patterns to derive estimated ultimate losses by accident year based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.

•	Incurred Weighted Severity Method—multiplies estimated ultimate claims for each accident year by a weighted average, trended and developed severity. The ultimate claims estimate is based on incurred claim count development. The selected severity for a given accident year is derived by giving some weight to all of the accident years in the experience history rather than treating each accident year independently.

•	Incurred Loss Ratio Cape Cod Method—similar to the incurred weighted severity method, except that on-level premiums replace estimated ultimate claims, based upon incurred claim count development, and loss ratios replace selected severities. The selected ultimate loss ratio for a given accident year is derived by giving some weight to all of the accident years in the experience history rather than treating each accident year independently.

These six methods are applied to both gross and net claims data. We then analyze the results and may emphasize or de-emphasize some or all of the outcomes to reflect our judgment of reasonableness in relation to supplementary information and operational and industry changes. These outcomes are then aggregated to produce a single weighted average point estimate that is the base estimate for loss and DCC expense reserves.

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

As of December 31, 2013, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $565.9 million, which includes $12.6 million in reserves for mandatory pooling arrangements as reported by the pool administrators. The estimate of our ultimate liability was derived from the process and methodology described above, which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates. We view our estimate of loss and DCC expenses as the most significant component of our reserve for loss and loss adjustment expenses.

Additional information regarding our reserve for unpaid loss and loss adjustment expenses (“LAE”) as of December 31, 2013, 2012, and 2011 is set forth below:

	2013	2012	2011
	(In thousands)
Gross case loss and DCC reserves	$473,019	$431,356	$404,626
AO reserves	17,187	15,736	13,402
Gross IBNR reserves	124,351	123,358	120,186

Gross unpaid loss, DCC and AO reserves	614,557	570,450	538,214
Reinsurance recoverables on unpaid loss and LAE	(48,699)	(55,190)	(60,937)

Net unpaid loss, DCC and AO reserves	$565,858	$515,260	$477,277

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by plus and minus 30%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2013 data, are summarized below.

Change in Paid LDFs	Change in Incurred LDFs	Resultant Change in Net Loss and DCC Reserve
		Amount ($)	Percentage
		(In thousands)
+30%	+30%	35,152	6.6%
+30%	0%	27,585	5.1%
+30%	–30%	19,938	3.7%
0%	+30%	9,130	1.7%
0%	–30%	(8,574)	(1.6)%
–30%	+30%	(14,648)	(2.7)%
–30%	0%	(29,232)	(5.5)%
–30%	–30%	(40,762)	(7.6)%

For our paid and incurred weighted severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by plus and minus 30%. The results of this sensitivity analysis, using December 31, 2013 data, are summarized below.

Change in Severity Trend	Resultant Change in Net Loss and DCC Reserve
	Amount ($)	Percentage
	(In thousands)
+30%	6,560	1.2%
–30%	(5,740)	(1.1)%

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2013, 2012 and 2011, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance, beginning of period	$570,450	$538,214	$532,204
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	55,190	60,937	65,536

Net balance, beginning of period	515,260	477,277	466,668

Add incurred related to:
Current year	241,584	222,393	196,269
Prior years	(12,611)	(2,490)	(6,563)

Total incurred	228,973	219,903	189,706

Less paid related to:
Current year	44,474	50,423	53,213
Prior years	133,901	131,497	125,884

Total paid	178,375	181,920	179,097

Net balance, end of period	565,858	515,260	477,277

Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	48,699	55,190	60,937

Balance, end of period	$614,557	$570,450	$538,214

Our gross reserves for loss and loss adjustment expenses of $614.6 million as of December 31, 2013 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2013, we had 5,297 open claims, with an average of $116,020 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2013, 5,620 new claims were reported, and 5,287 claims were closed.

In 2013, our gross reserves increased to $614.6 million from $570.5 million at December 31, 2012. The increase in reserves was attributable to both the 2013 accident year and prior accident years. We also recognized $12.6 million of favorable development for prior accident years. As of December 31, 2012, we had 4,964 open claims, with an average of $114,917 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2012, 5,721 new claims were reported, and 5,941 claims were closed.

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

Loss Development

The table below shows the net loss development for business written each year from 2003 through 2013. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 2003, it was estimated that $183.0 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 2003, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $183.0 million as of December 31, 2003, by December 31, 2013 (ten years later) $153.2 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2003.

The “cumulative redundancy/(deficiency)” represents, as of December 31, 2013, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
	(In thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$183,001	$243,256	$364,253	$412,366	$462,478	$474,697	$474,220	$466,668	$477,277	$515,260	$565,858
Net reserve estimated as of:
One year later	196,955	265,138	362,026	402,876	442,091	452,812	452,587	460,105	474,787	502,648
Two years later	217,836	262,601	361,181	372,520	416,758	427,794	422,697	454,479	462,650
Three years later	218,217	262,427	346,914	359,590	396,492	398,187	411,516	442,700
Four years later	219,114	256,790	339,849	348,596	371,599	387,525	402,003
Five years later	214,304	250,586	335,158	335,252	364,147	381,950
Six years later	209,819	247,798	325,714	331,390	361,720
Seven years later	208,549	239,886	323,695	330,367
Eight years later	200,717	238,650	322,620
Nine years later	199,801	239,268
Ten years later	200,758
Net cumulative redundancy (deficiency)	$(17,757)	$3,988	$41,633	$81,999	$100,758	$92,747	$72,217	$23,968	$14,627	$12,613
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	73,783	40,514	110,369	105,408	116,631	121,619	117,555	125,884	131,497	133,900
Two years later	65,752	97,091	164,354	167,852	182,879	185,334	182,242	199,682	201,814
Three years later	99,829	124,785	201,393	203,502	217,137	222,249	223,726	240,196
Four years later	114,594	154,799	222,867	224,419	239,189	245,012	248,294
Five years later	136,497	167,092	237,699	235,931	251,941	261,323
Six years later	143,642	175,639	245,466	242,761	261,707
Seven years later	149,349	180,743	249,037	247,681
Eight years later	152,523	181,018	253,008
Nine years later	151,556	183,672
Ten years later	153,185
Net reserve— December 31	$183,001	$243,256	$364,253	$412,366	$462,478	$474,697	$474,220	$466,668	$477,277	$515,260	$565,858
Reinsurance recoverables	194,558	189,624	120,232	106,810	74,925	56,596	60,435	65,536	60,937	55,190	48,699

Gross reserve—December 31	$377,559	$432,880	$484,485	$519,176	$537,403	$531,293	$534,655	$532,204	$538,214	$570,450	$614,557

Net re-estimated reserve	$200,758	$239,268	$322,620	$330,367	$361,720	$381,950	$402,003	$442,700	$462,650	$502,648
Re-estimated reinsurance recoverables	226,638	186,619	122,921	116,337	86,132	70,544	53,410	51,044	48,210	43,540

Gross re-estimated reserve	$427,396	$425,887	$445,541	$446,704	$447,852	$452,494	$455,413	$493,744	$510,860	$546,188

Gross cumulative redundancy (deficiency)	$(49,837)	$6,993	$38,944	$72,472	$89,551	$78,799	$79,242	$38,460	$27,354	$24,263

Investments

We derive net investment income from our invested assets. As of December 31, 2013, the carrying value of our investment portfolio, including cash and cash equivalents, was $1.0 billion and the fair value of the portfolio was $1.0 billion.

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

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the effective interest rate for the year ended December 31, 2013 based on the carrying value of each category as of December 31, 2013:

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(In thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$381,674	38.1%	3.7%
Corporate bonds	67,423	6.7%	2.2%
Commercial mortgage-backed securities	50,813	5.1%	5.5%
U.S. agency-based mortgage-backed securities	21,775	2.2%	5.2%
U.S. Treasury securities and obligations of U.S. Government agencies	11,514	1.2%	3.3%
Asset-backed securities	3,384	0.3%	3.7%

Total fixed maturity securities—held-to-maturity	536,583	53.6%	3.7%

Fixed maturity securities—available-for-sale:
State and political subdivisions	150,375	15.0%	3.4%
Corporate bonds	80,428	8.0%	2.0%
U.S. agency-based mortgage-backed securities	7,074	0.7%	3.3%

Total fixed maturity securities—available-for-sale	237,877	23.7%	2.9%

Equity securities	9,302	0.9%	5.1%
Other investments	10,591	1.1%	0.0%
Cash and cash equivalents	123,077	12.3%	0.3%
Short-term investments	84,422	8.4%	0.7%

Total investments, including cash and cash equivalents	$1,001,852	100.0%	2.8%

As of December 31, 2013, our fixed maturity securities had a carrying value of $774.5 million, which represented 77.3% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2013, the pre-tax accounting investment yield of our investment portfolio was 2.8% per annum.

The gross unrealized gains and losses on, and the cost and fair value of, our investment portfolio as of December 31, 2013 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturity securities, held-to-maturity	$536,583	$25,934	$(1,338)	$561,179
Fixed maturity securities, available-for-sale	244,409	1,936	(8,468)	237,877
Equity securities, available-for-sale	9,482	387	(567)	9,302
Other investments, available-for-sale	10,000	591	—	10,591

Totals	$800,474	$28,848	$(10,373)	$818,949

As of December 31, 2013, the municipal bond component was 53.2% of the investment portfolio, including cash and short-term investments. The table below summarizes the top five geographic exposures as of December 31, 2013.

	Carrying Value	Percentage of Municipal Portfolio	Percentage of Total Portfolio
	(In thousands)
Louisiana	$103,655	19.5%	10.4%
Texas	92,055	17.3%	9.2%
Florida	48,948	9.2%	4.9%
Washington	36,390	6.8%	3.6%
Illinois	23,002	4.3%	2.3%
Other	228,776	42.9%	22.8%

	$532,826	100.0%	53.2%

Companies are allowed an investment credit against Louisiana premium taxes for varying levels of Louisiana assets.

The table below summarizes the credit quality of our investment portfolio, excluding our equity holdings, as of December 31, 2013, as determined by the middle rating of Moody’s, Standard and Poor’s, and Fitch.

Credit Rating	Percentage of Total Carrying Value
“AAA”	36.2%
“AA”	27.3%
“A”	16.4%
“BBB”	19.2%
“BB and below”	0.7%
“Unrated Securities”	0.2%

Total	100.0%

As of December 31, 2013, the average composite rating of our investment portfolio, excluding our equity holdings, was “AA-.”

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2013.

Remaining Time to Maturity	As of December 31, 2013
	Carrying Value	Percentage
	(In thousands)
Less than one year	$91,955	11.9%
One to five years	174,376	22.5%
Five to ten years	155,762	20.1%
More than ten years	269,321	34.8%
U.S. agency-based mortgage-backed securities	28,849	3.7%
Commercial mortgage-backed securities	50,813	6.6%
Asset-backed securities	3,384	0.4%

Total	$774,460	100.0%

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

In January 2013, the Company commuted reinsurance agreements with Clearwater Insurance Company, covering portions of accident years 1990 through 1995. The Company received cash of $0.3 million in exchange for releasing these reinsurers from their reinsurance obligations under the commuted agreements. Clearwater Insurance Company remains obligated to the Company’s insurance subsidiaries under other reinsurance agreements. As a result of the commutation, the effect on the Company’s net income in the year ended December 31, 2013 was immaterial.

On September 15, 2013, we commuted certain reinsurance agreements with Hannover Reinsurance (Ireland) Limited (“Hannover Re”) and Aspen Insurance Limited (“Aspen”) covering portions of the 2008 through 2010 accident years. Hannover Re and Aspen remain obligated to subsidiaries of the Company under other reinsurance agreements. We received cash of $14.9 million and an additional $17.6 million payment effectuated solely through offset against the balance of the funds withheld account under the reinsurance agreement in exchange for releasing Hannover Re and Aspen from their reinsurance obligations under the commuted agreements. As a result of the commutation, there was no effect on the Company’s net income in the year ended December 31, 2013.

2014 Excess of Loss Reinsurance Treaty Program

Effective January 1, 2014, we entered into a new excess of loss reinsurance treaty program related to our voluntary and assigned risk business that applies to losses incurred between January 1, 2014 and the date on which our reinsurance agreements are terminated. Our reinsurance treaty program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable deductibles, retentions and aggregate limits. This is an increase over the 2013 contract which provided reinsurance coverage for each loss occurrence up to $50.0 million.

The maximum loss occurrence involving a single claimant remains limited to a maximum of $10.0 million for that claimant, subject to applicable deductibles, retentions and aggregate limits. In 2014, we also added coverage for terrorism involving the use and/or dispersal of nuclear, biological, chemical and radiological agents.

We have 14 reinsurers participating in our 2014 reinsurance treaty program. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or letters of credit. If security is required because of a ratings downgrade, the form of security must be mutually agreed to between the reinsurer and us.

First Layer: Effective January 1, 2014, the Company entered into a new working layer. For 2014, we have raised our retention from $1.0 million to $2.0 million for each loss occurrence. Losses in the layer between $2.0 million and $5.0 million are ceded to a new multi-year reinsurance cover with an aggregate annual deductible of approximately $5.0 million and an aggregate limit of coverage of approximately $11.5 million for 2014. This cover is 75% placed, with Amerisafe retaining a 25% co-participation. Beginning on January 1, 2015, the treaty provides coverage up to $8 million for each loss occurrence in excess of $2 million. The treaty will expire on January 1, 2017.

Second Layer: This is a three-year treaty covering losses incurred between January 1, 2012 and January 1, 2015. The treaty affords coverage up to $5.0 million for each loss occurrence in excess of $5.0 million. The aggregate limit for all claims, including terrorism, under this layer is $10.0 million in any one year and $20.0 million in the aggregate for all three years covered by this layer. Our 2011 program included a similar layer effective between January 1, 2009 and January 1, 2012.

Catastrophe Layer: Affords coverage up to $60.0 million for each loss occurrence in excess of $10.0 million. The aggregate limit for all claims, including terrorism, under this layer is $120.0 million.

The agreement for the second layer will terminate on January 1, 2015 and the Catastrophe layer of coverage will terminate on January 1, 2015 as well. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements.

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

The table below sets forth the reinsurers participating in our 2014 reinsurance program:

Reinsurer	A.M. Best Rating
Hannover Reinsurance (Ireland) Limited	A+
Tokio Millennium Re Ltd.	A++
Munich Reinsurance America, Inc.	A+
Arch Reinsurance Company	A+
Alterra Reinsurance USA Inc	A
Houston Casualty Company	A+
Lloyd’s Syndicate 1400 CSL	A
Lloyd’s Syndicate 1955 BAR	A
Lloyd’s Syndicate 2003 SJC	A
Lloyd’s Syndicate 2003 BRT	A
Lloyd’s Syndicate 2003 MKL	A
Lloyd’s Syndicate 4472 LIB	A
Lloyd’s Syndicate 5151 MRE	A
Minnesota Workers’ Compensation Reinsurance Association	NR

Due to the nature of reinsurance, we have receivables from reinsurers that apply to accident years prior to 2013. The table below summarizes our amounts recoverable from reinsurers as of December 31, 2013.

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2013
		(In thousands)
Hannover Reinsurance (Ireland) Limited (1)	A+	$23,956
Odyssey Reinsurance Company	A	12,045
Minnesota Workers’ Compensation Reinsurance Association (1)	NR	6,784
Tokio Millennium Re Ltd (1)	A++	6,246
Clearwater Insurance Company	bbb	5,693
Finial Reinsurance	A-	4,681
SCOR Reinsurance Company	A	4,257
St. Paul Fire and Marine Insurance Company	A+	2,415
Lloyd’s Syndicate #2000/Harrington	A	1,211
American National Insurance Company	A	1,197
Other	—	6,841

Total		$75,326

(1)	Current participant in our 2014 reinsurance program.

Terrorism Reinsurance

The Terrorism Risk Insurance Act of 2002 (the “2002 Act”) was enacted in response to the events of September 11, 2001 and was extended by the Terrorism Risk Insurance Extension Act of 2005 (the “2005 Act”) and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “2007 Act”). The 2002 Act, the 2005 Act and the 2007 Act were designed to ensure the availability of insurance coverage for losses resulting from certain acts of terrorism in the United States. The 2007 Act reauthorizes a federal program, established under the 2002 Act, extended by the 2005 Act, and further extended the program through the end of 2014. This program provides federal reimbursement to insurance companies for a portion of their losses arising from certain acts of terrorism and requires insurance companies to offer coverage for these acts. The program applies to insured losses arising out of acts that are certified as “acts of terrorism” by the Secretary of the Treasury in concurrence with the Secretary of State and the Attorney General of the United States. In addition, the program does not provide any reimbursement for any portion of aggregate industry-wide insured losses from certified acts of terrorism that exceed $100.0 billion in any one year and is subject to certain other limitations and restrictions.

For insured losses in 2014, each insurance group is responsible for a statutory deductible under the 2007 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2014, the U.S. Federal Government will reimburse 85% of an insurance group’s covered losses over the statutory deductible. In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceed $100.0 million for any act of terrorism occurring in 2014. However, there is no relief from the requirement under the 2007 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.

Under the 2007 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in their workers’ compensation policies. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological, radioactive or chemical agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our 2014 reinsurance treaty program that affords coverage for up to $70 million for losses arising from terrorism. Amerisafe’s 2014 reinsurance program also added coverage for losses caused by nuclear, biological, chemical and radiological attacks, subject to the deductibles, retentions, definitions and aggregate limits.

Technology

We view our information systems as an integral part of our operations. We make substantial investments in improving our systems on an ongoing basis. We provide our field premium auditors, field safety professionals and field case managers with computer and communication equipment to efficiently complete services. We also deploy online solutions for our policyholders to enable timely and efficient premium payments and claims reporting, and for our agents to improve collaboration and exchange of data in the underwriting process. Our information technology employees perform end-user support, systems development, and infrastructure operation and maintenance with limited assistance from outside vendors.

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

Employees

As of December 31, 2013, we had 437 full-time employees. None of our employees are subject to collective bargaining agreements. We believe that our employee relations are good.

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

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. American Interstate and Silver Oak Casualty are primarily subject to regulation and supervision by the Nebraska Department of Insurance. American Interstate of Texas is primarily subject to regulation and supervision by the Texas Department of Insurance and Workers’ Compensation Commission. These state agencies have broad regulatory, supervisory and administrative powers, including among other things, the power to grant and revoke licenses to transact business, license agencies, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates in some states, periodically examine financial statements, determine the form and content of required financial statements and periodically examine market conduct.

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

Insurance agencies are also subject to regulation and supervision by the state insurance departments in the states in which they are licensed. Our wholly owned subsidiary, Amerisafe General Agency, Inc., is licensed as an insurance agent in 27 states and as a managing general insurance agency in 14 states. Amerisafe General Agency is domiciled in Louisiana and is primarily subject to regulation and supervision by the Louisiana Department of Insurance, which regulates the solicitation of insurance and the qualification and licensing of agents and agencies that may desire to conduct business in Louisiana.

State Insurance Department Examinations

We are subject to periodic examinations by state insurance departments in the states in which we operate. During 2013, American Interstate Insurance Company and Silver Oak Casualty, Inc. re-domesticated from Louisiana to Nebraska. The Nebraska insurance department generally examines its domiciliary insurance companies every five years. The Texas insurance department generally conducts examinations of its domiciliary insurance companies on a triennial basis.

American Interstate Insurance Company and Silver Oak Casualty, Inc. underwent a Louisiana insurance department examination in 2009 that covered calendar years 2006 through 2008. American Interstate Insurance Company of Texas underwent an examination in 2010 that covered calendar year 2009. American Interstate Insurance Company, Silver Oak Casualty, Inc., and American Interstate Insurance Company of Texas have been notified by the Nebraska Department of Insurance there will be an examination covering years 2009 through 2013. American Interstate Insurance Company of Texas has been notified by the Texas Department of Insurance there will be an examination covering calendar years 2010 through 2013.

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

Residual Market Programs

Many of the states in which we conduct business or intend to conduct business require that all licensed insurers participate in a program to provide workers’ compensation insurance to those employers who have not or cannot obtain coverage from a carrier on a negotiated basis. The level of required participation in such programs is generally determined by calculating the volume of our voluntary business in that state as a percentage of all voluntary business in that state by all insurers. The resulting factor is the proportion of premium we must accept as a percentage of all of premiums in policies included in that state’s residual market program.

Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. We utilize both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. In 2013, we had assigned risks in four states: Alabama, Alaska, North Carolina and Virginia.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in the applicable state. Our recoveries from state-managed trust funds for the years ended December 31, 2013, 2012 and 2011 were $6.0 million, $3.9 million and $7.0 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2013, 2012 and 2011 was $2.3 million, $2.2 million and $2.2 million, respectively.

Dividend Limitations

Under Nebraska law, without the prior approval of the Nebraska Director of Insurance, American Interstate and Silver Oak Casualty cannot pay dividends to their shareholder that exceed the greater of (a) 10% of statutory surplus as of the previous year end or (b) or statutory net income, excluding realized investment gains, for the preceding 12-month period. However, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. Further, under Texas law, without the prior approval of the Texas Commissioner of Insurance, American Interstate of Texas cannot pay dividends to its shareholder in excess of the greater of (x) 10% of statutory surplus, or (y) statutory net income, for the preceding 12-month period.

Federal Law and Regulations

For the year ended December 31, 2013, we derived 3.1% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act, or the USL&H Act, and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.

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

For information on the Terrorism Risk Act, see “—Reinsurance—Terrorism Reinsurance.”

The National Association of Insurance Commissioners

The NAIC is a group formed by state insurance commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model insurance laws, regulations and guidelines, which we refer to as the Model Laws, have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws that provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC. The NAIC provides authoritative guidance to insurance regulators on statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures manual. The Nebraska and Texas legislatures have adopted these codified statutory accounting practices.

Under Nebraska law, American Interstate and Silver Oak Casualty are each required to maintain minimum capital and surplus of $2.0 million. Under Texas law, American Interstate of Texas is required to maintain minimum capital and surplus of $5.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on the various risk factors related to it. As of December 31, 2013, American Interstate, Silver Oak Casualty, and American Interstate of Texas exceeded the minimum risk-based capital requirements.

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

The 2013 IRIS results for American Interstate Insurance Company, Silver Oak Casualty and American Interstate Insurance Company of Texas were within expected values for 12 of the 13 ratios. The investment yield ratios for American Interstate Insurance Company and American Interstate Insurance Company of Texas were outside the expected range by four tenths of one percent. Silver Oak Casualty was outside the expected range by two tenths of one percent. This occurred because current low interest rates affected the reinvestment rate for the portfolio.

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

Statutory accounting principles established by the NAIC and adopted in part by Nebraska and Texas insurance regulators, determine, among other things, the amount of statutory surplus and statutory net income of American Interstate, Silver Oak Casualty and American Interstate of Texas and thus determine, in part, the amount of funds that are available to pay dividends to AMERISAFE.

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

Executive Officers of the Registrant

The table below sets forth information about our executive officers and key employees as of March 1, 2014.

Name	Age	Position
Executive Officers
C. Allen Bradley, Jr.	62	Chairman and Chief Executive Officer
Geoffrey R. Banta	64	Executive Vice President, Corporate Development
G. Janelle Frost	43	President and Chief Operating Officer
Vincent J. Gagliano	41	Executive Vice President and Chief Technology Officer
Brendan D. Gau	39	Executive Vice President and Chief Investment Officer
Michael F. Grasher	49	Executive Vice President and Chief Financial Officer
Craig P. Leach	64	Executive Vice President, Sales and Marketing

Key Employees
Kelly R. Goins	48	Senior Vice President, Underwriting Operations
Cynthia P. Harris	60	Senior Vice President, Human Resources/Client Services
Leon J. Lagneaux	62	Senior Vice President, Safety Operations
Henry O. Lestage, IV	53	Senior Vice President, Claims Operations
Kathryn H. Rowan	48	Senior Vice President, General Counsel and Secretary

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

Geoffrey R. Banta has served as our Executive Vice President Corporate Development since September 2013. He served as President from November 2008 to August 2013. He served as our Chief Operating Officer from November 2008 to May 2013. From December 2003 to October 2008, he served as Executive Vice President and Chief Financial Officer. Prior to joining our company in 2003, he held the positions of President and Chief Executive Officer from 2001 until November 2003, and Chief Operating Officer from 1996 until 2001, at Scruggs Consulting, an actuarial and management consulting firm. From 1994 to 1996, Mr. Banta was Chief Financial Officer of the Atlanta Casualty Companies, an issuer of non-standard auto insurance.

G. Janelle Frost has served as our President since September 2013 and our Chief Operating Officer since May 2013. From November 2008 to April 2013 she served as our Executive Vice President and Chief Financial Officer. Prior to becoming Chief Financial Officer, Ms. Frost served as Controller from May 2004 to November 2008 and Vice President from May 2006 to November 2008. She has been employed with our company since 1992 and served as Assistant Vice President from May 2004 to May 2006 and Deputy Controller from 1998 to April 2004.

Vincent J. Gagliano has served as our Executive Vice President and Chief Technology Officer since January 2013. He has been employed with our company since 2001. He previously served as Senior Vice President of Information Technology, Senior Business Analyst, Director of Business Intelligence, Assistant Vice President of Business Intelligence, and Vice President, Operations Analysis.

Brendan D. Gau has served as our Executive Vice President and Chief Investment Officer since June 2009. Prior to joining our company, Mr. Gau was employed by AIM Capital Management, where he held the positions of Financial Analyst, Portfolio Analyst and Senior Portfolio Manager from 1996 until 2009.

Michael F. Grasher has served as Executive Vice President and Chief Financial Officer since May 2013 when he joined our Company. From February 2012 to April 2013 he was employed by Fortegra Financial Corporation, a NYSE listed insurance services company, as Senior Vice President in charge of Capital Markets and Investor Relations. From 2004 through January 2012 he was a Managing Director, Senior Equity Research Analyst for Piper Jaffray, Inc. covering the property-casualty industry.

Craig P. Leach has served as our Executive Vice President, Sales and Marketing since November 2002. He has served in a variety of sales and key marketing positions within our company since beginning his insurance career with a predecessor to our company in 1980, including Senior Vice President, Sales and Marketing from 1997 until November 2002.

Kelly R. Goins has served as our Senior Vice President, Underwriting Operations since March 2005. She has been employed with our company since 1986. She previously served as Vice President, Underwriting Operations from 2000 until March 2005.

Cynthia P. Harris has served as our Senior Vice President, Human Resources/Client Services since January 2003. She has been employed with our company since 1977. She previously served as Vice President, Policyholder Services and Administration from 1992 until December 2002.

Leon J. Lagneaux has served as our Senior Vice President, Safety Operations since March 2005. He has been employed with our company since 1994. He previously served as Vice President, Safety Operations from 1999 until March 2005.

Henry O. Lestage, IV has served as our Senior Vice President, Claims Operations since September 2000. He has been employed with our company since 1987. He previously served as Vice President, Claims Operations from 1998 until 2000.

Kathryn H. Rowan has served as Senior Vice President, General Counsel and Secretary since May 2012 when she joined our company. From 2009 through May 2012 she practiced law at Christian & Small LLP. From 2000 until 2008 she was employed as an Insurance Regulatory Compliance Manager with United Investors Life Insurance Company and Liberty National Life Insurance Company, subsidiaries of Torchmark Corporation.

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

The economic recovery from the recession of 2008-2010 has been sluggish. We anticipate continued modest growth in the economy during 2014. Negative trends in business investment, consumer confidence and spending, the significant declines and volatility of the capital markets, the availability of credit and the rate of unemployment can adversely affect our business. A continuation of the current economic environment could further adversely impact our growth and profitability. Although we continue to closely monitor market conditions, we cannot predict future conditions or their impact on our premium volume, the value of our investment portfolio and our financial performance. As a result of these existing economic conditions, we could experience future decreases in business activity and incur additional realized and unrealized losses in our investment portfolio, both of which could adversely affect our financial condition and results of operations.

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

The financial performance of the workers’ compensation insurance industry has historically fluctuated with periods of lower premium rates and excess underwriting capacity resulting from increased competition followed by periods of higher premium rates and reduced underwriting capacity resulting from decreased competition. Although the financial performance of an individual insurance company is dependent on its own specific business characteristics, the profitability of most workers’ compensation insurance companies generally tends to follow this cyclical market pattern. Following a number of years of decreasing loss costs and excessive competition, the market transitioned into a period of higher premium rates and a less competitive marketplace. Because this market cyclicality is due in large part to the actions of our competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. We expect these cyclical patterns will cause our revenues and net income to fluctuate, which may cause the price of our common stock to be more volatile.

Our business is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets and relationships with the independent agencies that sell our insurance.

Our success is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets and relationships with our independent agencies. We have entered into employment agreements with each of our executive officers. Those agreements expire in March 2014 except for Mr. Gau’s agreement which expires June 2014 and Mr. Gagliano’s agreement which expires January 2016, in each case, unless extended. Should any of our executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the workers’ compensation insurance industry and the hazardous industries that we target. As a result, our operations may be disrupted and our business may be adversely affected. We do not currently maintain life insurance policies with respect to our executive officers.

A decline in the level of business activity of our policyholders, particularly those engaged in the construction, trucking, manufacturing and agricultural industries, could negatively affect our earnings and profitability.

In 2013, 77.3% of our gross premiums written were derived from policyholders in the construction, trucking, manufacturing, oil and gas and agriculture industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in the construction, trucking, manufacturing and agricultural industries and upon economic conditions generally.

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

We are subject to extensive regulation by the Nebraska Department of Insurance and the insurance regulatory agencies of other states in which we are licensed and, to a lesser extent, federal regulation. State agencies have broad regulatory powers designed primarily to protect policyholders and their employees, and not our shareholders. Regulations vary from state to state, but typically address:

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

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2013, independent agencies produced 95.2% of our voluntary in-force premiums. No independent agency accounted for more than 1.2% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

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

At December 31, 2013, we participated in mandatory pooling arrangements in 21 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

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

As of December 31, 2013, we had $75.3 million of recoverables from reinsurers. Of this amount, $36.0 million was unsecured. As of December 31, 2013, our largest recoverable from reinsurers included $24.0 million from Hannover Reinsurance (Ireland) Limited, $12.0 million from Odyssey America Reinsurance and and $6.8 million from Minnesota Workers’ Compensation Reinsurance Association. No reinsurance recoverable due at December 31, 2013 was over ninety days old. If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely impacted.

If we are unable to obtain reinsurance on favorable terms, our ability to write policies could be adversely affected.

We purchase reinsurance to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Our 2014 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million, subject to applicable deductibles, retentions and aggregate limits. For 2014, we have raised our retention from $1.0 million to $2.0 million for each loss occurrence. Losses in the layer between $2.0 million and $5.0 million are ceded to a new multi-year reinsurance cover with an aggregate annual deductible of approximately $5.0 million and an aggregate limit of coverage of approximately $11.6 million for 2014. This cover is 75% placed with Amerisafe retaining a 25% co-participation. Losses in the layer between $5.0 million and $10.0 million are 100% ceded to an existing three year reinsurance cover which provides up to $10.0 million of aggregate limit for 2014. See “Business—Reinsurance.”

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

Investment income is an important component of our net income. As of December 31, 2013, our investment portfolio, including cash and cash equivalents, had a carrying value of $1.0 billion. For the year ended December 31, 2013 we had $27.0 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our board of directors, and is made up predominately of fixed maturity securities and cash and cash equivalents. Although our investment guidelines emphasize capital preservation and liquidity, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Changes in interest rates could have an adverse effect on the value of our investment portfolio and future investment income. The unprecedented low interest rates will continue to have an adverse effect on our investment income. Additionally, changes in interest rates can expose us to prepayment risks on mortgage-backed securities included in our investment portfolio.

Similarly, during periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, the fair values of certain of our fixed maturity securities, such as asset-backed and commercial mortgage-backed securities, could be deemed to be other-than-temporarily impaired, even though we have the intent not to sell these securities and it is not more likely than not that we will be required to sell these securities. Further, rapidly changing and unprecedented equity market conditions could materially impact the valuation of the equity securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly.

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

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2014 reinsurance treaty program affords limited coverage for up to $70.0 million for losses arising from terrorism, subject to applicable deductibles, retentions and aggregate limits.

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

Technology breaches or failures, including those resulting from a malicious cyber attack on us or our policyholders and medical providers, could disrupt or otherwise negatively impact our business.

We rely on information technology systems to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business. Furthermore, a significant portion of the communications between our employees, our policyholders and medical providers depend on information technology and electronic information exchange. Like all companies, our information technology systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including natural disasters, theft, terrorist attacks, computer viruses, hackers and general technology failures.

We have established and implemented security measures, controls and procedures in an effort to safeguard our information technology systems and to prevent unauthorized access to these systems and any data processed and/or stored in these systems. Despite these safeguards, disruptions to and breaches of our information technology systems are possible and may negatively impact our business.

Although we have experienced no known or threatened cases involving unauthorized access to our information technology systems and data or unauthorized appropriation of such data to date, we have no assurance that such technology breaches will not occur in the future.

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

Provisions of our articles of incorporation and bylaws and the laws of the states of Texas and Nebraska could impede an attempt to replace or remove our directors or otherwise effect a change of control of our company, which could diminish the value of our common stock.

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

In addition, two of our three insurance company subsidiaries, American Interstate and Silver Oak Casualty, are incorporated in Nebraska and the other, American Interstate of Texas, is incorporated in Texas. Under Nebraska and Texas insurance law, advance approval by the state insurance department is required for any change of control of an insurer. “Control” is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. Obtaining these approvals may result in the material delay of, or deter, any transaction that would result in a change of control.

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

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of February 14, 2014, there were 18,619,680 shares of our common stock outstanding. As of that date, there were also outstanding options exercisable to purchase 553,748 shares of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own our principal business office which has approximately 60,000 square foot of office space together with a warehouse facility with 3,200 square foot located in DeRidder, Louisiana. AIIC and SOCI lease their corporate headquarters which has approximately 3,500 square foot of office space located in Omaha, Nebraska. The Company leases space at other locations for certain of our service and claims representatives, none of which are material.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF.” As of February 14, 2014, there were 28 holders of record of our common stock.

The table below sets forth the reported high and low sales prices of our common stock as quoted on the NASDAQ during each quarter for the last two fiscal years.

	High	Low
2012
First Quarter	$25.27	$21.56
Second Quarter	$28.40	$24.54
Third Quarter	$28.07	$23.96
Fourth Quarter	$27.91	$22.00
2013
First Quarter	$36.15	$27.62
Second Quarter	$35.70	$31.34
Third Quarter	$38.86	$32.28
Fourth Quarter	$44.47	$34.04

Dividend Policy

On February 25, 2014, the Company declared a special cash dividend of $0.50 per share payable March 28, 2014 to shareholders of record on March 14, 2014.

Also on February 25, 2014 the Company declared a regular quarterly cash dividend of $0.12 per share payable on March 28, 2014 to shareholders of record on March 14, 2014. In 2013, the Company paid a quarterly cash dividend of $0.08 per share.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is expected to be $0.48 per share.

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

As of February 14, 2014, 18,619,680 shares of common stock were outstanding. As of that date, there were no other shares of our capital stock outstanding.

Share Repurchases

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, 2012 and 2013 the Board reauthorized this program. Unless reauthorized, the program will expire on December 31, 2014. Since inception we have repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $25.0 million available for future purchases at December 31, 2013 under this program. There were no share repurchases in 2013. The purchases will continue to be affected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

Item 6.	Selected Financial Data.

The following tables summarize certain selected financial data that should be read in conjunction with our audited financial statements and accompanying notes thereto for the year ended December 31, 2013 included in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share data)
Income Statement Data
Gross premiums written	$372,177	$328,823	$272,101	$228,424	$256,454
Ceded premiums written	(18,425)	(16,305)	(13,881)	(20,549)	(20,158)

Net premiums written	$353,752	$312,518	$258,220	$207,875	$236,296

Net premiums earned	$329,983	$290,689	$251,015	$218,881	$250,896
Net investment income	27,029	27,018	26,340	26,242	28,014
Net realized gains (losses) on investments	(1,211)	2,979	2,228	2,449	2,033
Fee and other income	534	562	1,080	584	1,268

Total revenues	356,335	321,248	280,663	248,156	282,211

Loss and loss adjustment expenses incurred	228,973	219,903	189,706	157,388	163,316
Underwriting and certain other operating costs (1)	18,951	18,450	22,404	6,409	12,393
Commissions	25,303	22,144	18,507	16,350	18,418
Salaries and benefits	22,862	20,839	19,914	21,405	21,447
Interest expense	—	566	1,311	1,548	1,810
Policyholder dividends	1,042	2,203	1,464	834	770

Total expenses	297,131	284,105	253,306	203,934	218,154

Income before taxes	59,204	37,143	27,357	44,222	64,057
Income tax expense	15,567	7,790	3,176	9,702	16,522

Net income	43,637	29,353	24,181	34,520	47,535
Redemption premium	—	—	—	—	(875)
Less allocated income to participating securities	142	22	14	17	7

Net income (loss) available to common shareholders	$43,495	$29,331	$24,167	$34,503	$46,653

Portion allocable to common shareholders (2)	100.0%	100.0%	100.0%	100.0%	94.0%
Net income (loss) allocable to common shareholders	$43,495	$29,331	$24,167	$34,503	$43,854

Diluted earnings per common share equivalent	$2.32	$1.58	$1.29	$1.81	$2.28
Weighted average common shares	18,373,033	18,166,261	18,249,583	18,635,634	18,860,197
Stock Options and Performance Shares	375,776	408,930	443,128	467,364	396,254

Diluted weighted average of common share equivalents outstanding	18,748,809	18,575,191	18,692,711	19,102,998	19,256,451

Selected Insurance Ratios
Current accident year loss ratio (3)	73.2%	76.5%	78.2%	81.8%	73.8%
Prior accident year loss ratio (4)	(3.8)%	(0.9)%	(2.6)%	(9.9)%	(8.7)%

Net loss ratio	69.4%	75.6%	75.6%	71.9%	65.1%
Net underwriting expense ratio (5)	20.3%	21.1%	24.2%	20.2%	20.8%
Net dividend ratio (6)	0.3%	0.8%	0.6%	0.4%	0.3%

Net combined ratio (7)	90.0%	97.5%	100.4%	92.5%	86.2%

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$123,077	$92,676	$45,536	$60,966	$63,188
Investments	878,775	808,116	805,974	765,537	737,297
Amounts recoverable from reinsurers	75,326	101,352	96,212	95,133	81,878
Premiums receivable, net	171,579	141,950	121,223	122,618	151,570
Deferred income taxes	33,645	29,521	30,048	29,629	27,234
Deferred policy acquisition costs	19,171	18,419	16,578	15,137	15,997
Total assets	1,329,001	1,220,946	1,143,973	1,113,516	1,106,084
Reserves for loss and loss adjustment expenses	614,557	570,450	538,214	532,204	534,655
Unearned premiums	164,296	140,528	118,699	111,494	122,500
Insurance-related assessments	25,428	22,244	19,071	16,464	25,406
Debt	—	—	25,780	36,090	36,090
Shareholders’ equity	416,814	381,222	349,437	328,721	304,748

(1)	Includes policy acquisition expenses and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
(2)	Reflects the participation rights of our redeemable preferred stock, which was redeemed on December 31, 2009. See Note 12 to our audited financial statements.
(3)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.
(4)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.
(5)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.
(6)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.
(7)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2014 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

Overview

AMERISAFE is a holding company that markets and underwrites workers’ compensation insurance through its insurance subsidiaries. Workers’ compensation insurance covers statutorily prescribed benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our business strategy is focused on providing this coverage to small to mid-sized employers engaged in hazardous industries, principally construction, trucking, manufacturing, oil and gas and agriculture. Employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. Hazardous industry employers also tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. We provide proactive safety reviews of employers’ workplaces. These safety reviews are a vital component of our underwriting process and also promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety or fraud concerns. We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting and safety, claims and audit services, provide us with the opportunity to earn attractive returns for our shareholders.

We actively market our insurance in 30 states and the District of Columbia through independent agencies, as well as through our wholly owned insurance agency subsidiary. We are also licensed in an additional 17 states and the U.S. Virgin Islands.

Two of the key financial measures that we use to evaluate our performance are return on average equity and growth in book value per share. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity. Our return on average equity was 10.9% in 2013, 8.0% in 2012 and 7.1% in 2011. We calculate book value per share by dividing ending shareholder’s equity by number of common shares outstanding. Our book value per share was $22.41 at December 31, 2013, $20.88 at December 31, 2012 and $19.25 at December 31, 2011.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in other lines of business that pay claims more quickly. From December 31, 2008 to December 31, 2013, our investment portfolio, including cash and cash equivalents, increased from $800.0 million to $1.0 billion and produced net investment income of $27.0 million in 2013, $27.0 million in 2012 and $26.3 million in 2011.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to protect us from the impact of large losses. Our reinsurance program for 2014 includes 14 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Our 2014 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant, subject to applicable deductibles, retentions and aggregate limits. For 2014, we raised our retention from $1.0 million to $2.0 million for each loss occurrence. Losses in the layer between $2.0 million and $5.0 million are ceded to a new multi-year reinsurance cover with an aggregate annual deductible of approximately $5.0 million and an aggregate limit of coverage of approximately $11.5 million for 2014. This cover is 75% placed, with Amerisafe retaining a 25% co-participation. For losses between $5.0 million and $10.0 million, we are subject to an annual aggregate deductible of 6.5% of subject earned premium before our reinsurers are obligated to reimburse us. For losses between $5.0 million and $10.0 million, the three year aggregate limit is $20.0 million. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

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

Our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. Severe claims, which we define as claims having an estimated ultimate cost of more than $1.0 million, usually have a material effect on each accident year’s loss reserves (and our reported results of operations) as a result of both the number of severe claims reported in any year and the timing of claims in the year. As a result of our focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies.

For example, for the five-year period ended December 31, 2013 we had recorded 49 severe claims, or an average of 10 severe claims per year for accident years 2009 through 2013. The number of severe claims reported in any one accident year as of December 31, 2013 ranged from a low of 6 in 2011 to a high of 13 in 2010. The average reported severity for these claims ranged from $1.5 million for the 2010 accident year to $2.2 million for the 2013 accident year. For the five accident years, these severe claims accounted for an average of 6.7 percentage points of our overall loss and loss adjustment expense, or LAE, ratio, measured at December 31, 2013.

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

Our gross reserves for loss and loss adjustment expenses at December 31, 2013, 2012 and 2011 were $614.6 million, $570.5 million and $538.2 million, respectively. As a percentage of gross reserves at year end, IBNR represented 20.2% in 2013, 21.6% in 2012 and 22.3% in 2011.

In 2013, we decreased our estimates for prior year loss reserves by $12.6 million. In 2012, we decreased our estimates for prior year loss reserves by $2.5 million. In 2011, we decreased our estimates for prior year loss reserves by $6.6 million.

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

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2013 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2013 and the other half in 2014. On a monthly basis, we also recognize net premiums earned from mandatory pooling arrangements.

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

Net Investment Income and Net Realized Gains and Losses on Investments. We invest our statutory surplus funds and the funds supporting our insurance liabilities in fixed maturity, equity securities and alternative investments. In addition, a portion of these funds are held in cash and cash equivalents to pay current claims. Our net investment income includes interest and dividends earned on our invested assets, amortization of premiums and discounts on our fixed-maturity securities and returns on our other investments. We assess the performance of our investment portfolio using a standard tax equivalent yield metric. Investment income that is tax-exempt is increased by our marginal federal tax rate of 35% to express yield on tax-exempt securities on the same basis as taxable securities. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of other-than-temporary impairment. We classify the majority of our fixed maturity securities as held-to-maturity. We also have some fixed-maturity securities classified as available-for-sale, as are our equity securities and other investments. Net unrealized gains or losses on our securities classified as available-for-sale are reported separately within accumulated other comprehensive income on our balance sheet.

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

Reserves for Loss and Loss Adjustment Expenses. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses, which include defense and cost containment, or DCC, and adjusting and other, or AO expenses, related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances.

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

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 28 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

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

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Income Statement Data
Gross premiums written	$372,177	$328,823	$272,101
Ceded premiums written	(18,425)	(16,305)	(13,881)

Net premiums written	$353,752	$312,518	$258,220

Net premiums earned	$329,983	$290,689	$251,015
Net investment income	27,029	27,018	26,340
Net realized gains (losses) on investments	(1,211)	2,979	2,228
Fee and other income	534	562	1,080

Total revenues	356,335	321,248	280,663

Loss and loss adjustment expenses incurred	228,973	219,903	189,706
Underwriting and certain other operating costs (1)	18,951	18,450	22,404
Commissions	25,303	22,144	18,507
Salaries and benefits	22,862	20,839	19,914
Interest expense	—	566	1,311
Policyholder dividends	1,042	2,203	1,464

Total expenses	297,131	284,105	253,306

Income before taxes	59,204	37,143	27,357
Income tax expense	15,567	7,790	3,176

Net income	$43,637	$29,353	$24,181

Selected Insurance Ratios
Current accident year loss ratio (2)	73.2%	76.5%	78.2%
Prior accident year loss ratio (3)	(3.8)%	(0.9)%	(2.6)%

Net loss ratio	69.4%	75.6%	75.6%

Net underwriting expense ratio (4)	20.3%	21.1%	24.2%
Net dividend ratio (5)	0.3%	0.8%	0.6%
Net combined ratio (6)	90.0%	97.5%	100.4%

	As of December 31,
	2013	2012	2011
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$123,077	$92,676	$45,536
Investments	878,775	808,116	805,974
Amounts recoverable from reinsurers	75,326	101,352	96,212
Premiums receivable, net	171,579	141,950	121,223
Deferred income taxes	33,645	29,521	30,048
Deferred policy acquisition costs	19,171	18,419	16,578
Total assets	1,329,001	1,220,946	1,143,973
Reserves for loss and loss adjustment expenses	614,557	570,450	538,214
Unearned premiums	164,296	140,528	118,699
Insurance-related assessments	25,428	22,244	19,071
Debt	—	—	25,780
Shareholders’ equity	416,814	381,222	349,437

(1)	Includes policy acquisition expenses, and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
(2)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.
(3)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.
(4)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.
(5)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.
(6)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.

Overview of Operating Results

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Gross Premiums Written. Gross premiums written for 2013 were $372.2 million, compared to $328.8 million for 2012, an increase of 13.2%. The increase was attributable to a $46.9 million increase in annual premiums on voluntary policies written during the period, a $2.8 million increase in premiums from mandatory pooling arrangements, and a $0.9 million increase in direct assigned risk premiums offset by a $7.4 million decrease in premiums resulting from payroll audits and related premium adjustments. Related premium adjustments in 2013 include a $1.3 million increase in “earned but unbilled”, or EBUB, premium.

Net Premiums Written. Net premiums written for 2013 were $353.8 million, compared to $312.5 million for 2012, an increase of 13.2%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.3% for 2013 and 2012.

Net Premiums Earned. Net premiums earned for 2013 were $330.0 million, compared to $290.7 million for 2012, an increase of 13.5%. The increase was attributable to the increase in net premiums written, offset by an increase in unearned premiums.

Net Investment Income. Net investment income in 2013 was $27.0 million, in-line with the $27.0 million reported in 2012. The pre-tax investment yield on our investment portfolio was 2.8% per annum for 2013 and 3.1% for 2012. The tax-equivalent yield on our investment portfolio was 3.9% per annum for 2013, compared to 4.3% per annum for 2012. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate. Average invested assets, including cash and cash equivalents, increased 7.6%, from an average of $877.6 million for 2012 to an average of $944.4 million for 2013. During 2013, we invested $10 million in a limited partnership, which we account for under the equity method. The carrying value of this investment is $10.6 million at December 31, 2013.

Net Realized Gains (Losses) on Investments. Net realized losses on investments in 2013 totaled $1.2 million, compared to a gain of $3.0 million in 2012. Net realized losses of $2.2 million resulted from other-than-temporary impairments on four equity securities. These losses were offset by realized gains of $1.0 million in 2013 resulting from gains from called fixed maturity securities, the sale of equity securities and the sale of fixed maturity securities from the available-for-sale portfolio. Net realized gains in 2012 primarily resulted from $2.4 million in gains from called fixed-maturity securities and the sale of certain equity and fixed-maturity securities from the available-for-sale portfolio. These gains in 2012 were offset by an other-than-temporary impairment of $0.2 million on one asset-backed security from our held-to-maturity portfolio.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $229.0 million for 2013, compared to $219.9 million for 2012, an increase of $9.1 million, or 4.1%. The current accident year losses and LAE incurred were $241.6 million, or 73.2% of net premiums earned, compared to $222.4 million, or 76.5% of net premiums earned for 2012. We recorded favorable prior accident year development of $12.6 million in 2013, compared to $2.5 million in 2012. This is further discussed below in “Prior Year Development.” Our net loss ratio was 69.4% for 2013 and 75.6% for 2012.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2013 were $67.1 million, compared to $61.4 million for 2012, an increase of 9.3%. This increase was primarily due to a $3.2 million increase in commission expense, a $0.6 million increase in insurance related assessments, and a $0.8 million increase in mandatory pooling arrangement fees. Offsetting these increases were a $2.0 million decrease in bad debt expense, a $0.3 million decrease in taxes and fees, a $1.8 million increase in experience-rated commissions and a $0.5 million increase in ceding commission which serve to decrease the cost of our reinsurance. Our underwriting expense ratio decreased to 20.3% in 2013 from 21.1% in 2012.

Interest expense. There was no interest expense for 2013 compared with $0.6 million in 2012. The Company retired all of its debt in August 2012.

Income tax expense. Income tax expense for 2013 was $15.6 million, compared to $7.8 million for 2012. The increase was primarily attributable to an increase in pre-tax income, from $37.1 million for 2012 to $59.2 million for 2013. The effective tax rate also increased to 26.3% for 2013, compared to 21.0% for 2012. This increase is due to a higher level of underwriting income relative to our pre-tax income.

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

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2012 were $61.4 million, compared to $60.8 million for 2011, an increase of 1.0%. This increase was primarily due to a $3.6 million increase in commission expense, a $0.8 million increase in insurance related assessments, a $0.8 million increase in accounts receivable write-offs, and a $0.7 million increase in mandatory pooling arrangement fees. Offsetting these increases were a $5.4 million increase in experience-rated commissions, a $0.5 million decrease in taxes and fees and a $0.5 million decrease in ceding commission related to our 2012 reinsurance agreement. Our underwriting expense ratio decreased to 21.1% in 2012 from 24.2% in 2011.

Interest expense. Interest expense for 2012 was $0.6 million, compared to $1.3 million for 2011. Weighted average borrowings for 2012 were $12.9 million, compared to $31.1 million for 2011. The weighted average interest rate increased to 4.3% per annum for 2012 from 4.2% per annum for 2011. The Company retired all of its debt by August 2012.

Income tax expense. Income tax expense for 2012 was $7.8 million, compared to $3.1 million for 2011. The increase was primarily attributable to an increase in pre-tax income, from $27.4 million for 2011 to $37.1 million for 2012. The effective tax rate also increased to 21.0% for 2012, compared to 11.6% for 2011. This increase is due to the higher level of tax-exempt investment income relative to our higher pre-tax income. In 2011, the effective rate included a $1.4 million expense reduction for deferred tax assets related to unrealized losses on our investment portfolio.

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $12.6 million in calendar year 2013, $2.5 million in calendar year 2012 and $6.6 million in calendar year 2011. The table below sets forth the favorable or unfavorable development for accident years 2008 through 2012 and, collectively, all accident years prior to 2008.

	Favorable/(Unfavorable) Development for Year Ended December 31,
	2013	2012	2011
	(in millions)
2012	$ 0.5	$ —	$ —
2011	0.4	(3.1)	—
2010	2.3	(5.6)	(23.3)
2009	3.9	0.5	0.3
2008	3.1	3.2	4.7
Prior to 2008	2.4	7.5	24.9

Total net development	$ 12.6	$2.5	$ 6.6

The table below sets forth the number of open claims as of December 31, 2013, 2012 and 2011, and the numbers of claims reported and closed during the years then ended.

	Twelve Months Ended December 31,
	2013	2012	2011
Open claims at beginning of period	4,964	5,184	5,129
Claims reported	5,620	5,721	5,986
Claims closed	(5,287)	(5,941)	(5,931)

Open claims at end of period	5,297	4,964	5,184

At December 31, 2013, our incurred amounts for certain accident years, particularly 2008, 2009 and 2010, developed more favorably than management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of December 31, 2013, actual results for these accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income, and proceeds from maturities of investments. Our primary uses of operating funds include payments for claims and operating expenses. We pay claims and operating expenses using cash flow from operations and invest our excess cash in fixed maturity, equity securities and other investments. We presently expect that our projected cash flow from operations will provide us sufficient liquidity to fund future operations, including payment of claims and operating expenses and other holding company expenses, for at least the next 18 months.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $178.4 million in 2013, $181.9 million in 2012 and $179.1 million in 2011. We fund claim payments out of cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio has increased from $759.1 million at December 31, 2007 to $1.0 billion at December 31, 2013.

As discussed above under “—Overview,” we purchase reinsurance to protect us against severe claims and catastrophic events. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2014 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

In January 2013, the Company commuted reinsurance agreements with Clearwater Insurance Company, covering portions of accident years 1990 through 1995. The Company received cash of $0.3 million in exchange for releasing these reinsurers from their reinsurance obligations under the commuted agreements. Clearwater Insurance Company remains obligated to the Company’s insurance subsidiaries under other reinsurance agreements. As a result of the commutation, the effect on the Company’s net income in the year ended December 31, 2013 was immaterial.

On September 15, 2013, we commuted certain reinsurance agreements with Hannover Reinsurance (Ireland) Limited (“Hannover Re”) and Aspen Insurance Limited (“Aspen”) covering portions of the 2008 through 2010 accident years. Hannover Re and Aspen remain obligated to subsidiaries of the Company under other reinsurance agreements. We received cash of $14.9 million and an additional $17.6 million payment effectuated solely through offset against the balance of the funds withheld account under the reinsurance agreement in exchange for releasing Hannover Re and Aspen from their reinsurance obligations under the commuted agreements. As a result of the commutation, there was no effect on the Company’s net income in the year ended December 31, 2013.

Net cash provided by operating activities was $128.9 million in 2013, as compared to $81.0 million in 2012, and $43.7 million in 2011. Major components of cash provided by operating activities in 2013 were net premiums collected of $325.0 million and investment income collected of $39.5 million, offset in-part by claim payments of $177.7 million, $46.4 million of operating expenditures, federal taxes paid of $14.5 million and dividends to policyholders paid of $1.6 million.

Major components of cash provided by operating activities in 2012 were net premiums collected of $290.6 million and investment income collected of $36.3 million, offset in-part by claim payments of $183.6 million, $56.1 million of operating expenditures, federal taxes paid of $7.4 million and dividends to policyholders paid of $1.6 million.

Major components of cash provided by operating activities in 2011 were net premiums collected of $260.1 million and investment income collected of $31.2 million, offset in-part by claim payments of $178.8 million, $65.0 million of operating expenditures, federal taxes paid of $2.0 million and dividends to policyholder paid of $1.6 million.

Net cash used in investing activities was $97.0 million in 2013, as compared to $9.3 million in 2012 and $42.9 million in 2011. In 2013, major components of net cash used in investing activities included investment purchases of $355.6 million and net purchases of furniture, fixtures and equipment of $1.1 million, offset by proceeds from sales and maturities of investment of investments of $259.8 million. In 2012, major components of net cash used in investing activities included investment purchases of $267.7 million and net purchases of furniture, fixtures and equipment of $1.2 million, offset by proceeds from sales and maturities of investments of $259.6 million. In 2011, major components of net cash used in investing activities included investment purchases of $294.8 million and net purchases of furniture, fixtures and equipment of $1.1 million, offset by proceeds from sales and maturities of investments of $252.9 million.

Net cash used in financing activities was $1.5 million in 2013, as compared to net cash used in financing activities of $24.6 million in 2012 and net cash used in financing activities of $16.2 million in 2011. Major components of cash provided in financing activities in 2013 included $2.3 million of proceeds from the exercise of stock options and $2.0 million of tax benefit from share-based compensation, offset by cash used for dividends paid to shareholders of $5.9 million. Major components of cash used in financing activities in 2012 included $25.8 million for the redemption of subordinated debt securities, $0.8 million of proceeds from the exercise of stock options and $0.4 million of tax benefit from share-based compensation. Major components of cash used in financing activities in 2011 included $10.3 million for the purchase of our common stock, 10.3 million for the redemption of subordinated debt securities, $3.3 million of proceeds from the exercise of stock options and $1.0 million of tax benefit from share-based compensation.

In 2012, the Company redeemed all $25.8 million of subordinated notes from the Amerisafe Capital Trust II (“ACT II”) and the related trust was canceled.

In 2011, the Company redeemed all $10.3 million of subordinated notes from the Amerisafe Capital Trust I (“ACT I”) and the related trust was canceled.

In October 2007, the Company entered into an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank, NA. The agreement expired in October 2010. The Company renewed this agreement in the fourth quarter 2010 for an additional three years to mature in December of 2013. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR. The Company paid a fee of 0.375% on the unused portion of the loan in arrears quarterly for a fee of $75,000 annually, assuming the line of credit remains unused during the calendar year. The line of credit is unsecured. At December 31, 2013, there were no outstanding borrowings. In December of 2013, the Company renewed the agreement providing for a line of credit up to $20.0 million, expiring in December 2016. Under the new agreement, the Company will pay a fee of 0.25% on the unused portion of the loan in arrears quarterly for a fee of $50,000 annually.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, 2012 and 2013 the Board reauthorized this program. As of December 31, 2013, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $25.0 million available for future purchases at December 31, 2013 under this program. There were no share repurchases in 2013. The purchases will continue to be affected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including American Interstate, Silver Oak Casualty and American Interstate of Texas. AMERISAFE’s primary assets are the capital stock of these insurance subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Based upon the prescribed calculation, the insurance subsidiaries could pay to AMERISAFE dividends of up to $35.4 million after September 2014 without seeking regulatory approval. See “Business—Regulation—Dividend Limitations” in Item 1 of this report.

On February 25, 2014, the Company declared a special cash dividend of $0.50 per share payable March 28, 2014 to shareholders of record on March 14, 2014.

Also on February 25, 2014 the Company declared a regular quarterly cash dividend of $0.12 per share payable on March 28, 2014 to shareholders of record on March 14, 2014. In 2013, the Company paid a quarterly cash dividend of $0.08 per share.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is expected to be $0.48 per share.

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

Under Nebraska and Texas law, as applicable, each of American Interstate, Silver Oak Casualty and American Interstate of Texas is required to invest only in securities that are either interest-bearing, interest-accruing or eligible for dividends, and must limit its investment in the securities of any single issuer, other than direct obligations of the United States, to five percent of the insurance company’s assets. As of December 31, 2013, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security.

As of December 31, 2013, our investment portfolio, including cash and cash equivalents, totaled $1.0 billion, an increase of 11.2% from December 31, 2012. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities. As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. The remainder of our fixed maturity securities and all of equity securities are classified as available-for-sale and reported at fair value.

On January 1, 2008, we adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 19 of the financial statements, our securities available-for-sale are classified using Level 1, 2 and 3 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825, Financial Instruments, for any financial assets or financial liabilities in 2012 or 2013.

The composition of our investment portfolio, including cash and cash equivalents, as of December 31, 2013 is shown in the following table.

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(In thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$381,674	38.1%	3.7%
Corporate bonds	67,423	6.7%	2.2%
Commercial mortgage-backed securities	50,813	5.1%	5.5%
U.S. agency-based mortgage-backed securities	21,775	2.2%	5.2%
U.S. Treasury securities and obligations of U.S. Government agencies	11,514	1.2%	3.3%
Asset-backed securities	3,384	0.3%	3.7%

Total fixed maturity securities—held-to-maturity	536,583	53.6%	3.7%

Fixed maturity securities—available-for-sale:
State and political subdivisions	150,375	15.0%	3.4%
Corporate bonds	80,428	8.0%	2.0%
U.S. agency-based mortgage-backed securities	7,074	0.7%	3.3%

Total fixed maturity securities—available-for-sale	237,877	23.7%	2.9%

Equity securities	9,302	0.9%	5.1%
Other investments	10,591	1.1%	0.0%
Cash and cash equivalents	123,077	12.3%	0.3%
Short-term investments	84,422	8.4%	0.7%

Total Investments, including cash and cash equivalents	$1,001,852	100.0%	2.8%

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

The following table summarizes the fair value of, and the amount of, unrealized losses on our investment securities, segregated by the time period each security has been in a continuous unrealized loss position as of December 31, 2013 and 2012:

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2013:
Fixed maturity securities	$201,887	$(6,812)	$9,752	$(2,994)
Equity securities	5,205	(567)	—	—
December 31, 2012:
Fixed maturity securities	$46,375	$(1,143)	$2,345	$(181)
Equity securities	4,186	(685)	—	—

We reviewed all securities with unrealized losses in accordance with the impairment policy described above. With the exception of four equity securities deemed to be other-than-temporarily impaired, the Company expects to hold these investments in equity securities for a reasonable period of time sufficient for a recovery of fair value. We determined that the unrealized losses in the fixed maturity securities portfolio related primarily to changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market liquidity and prices generally, and the transfer of the investments from the available-for-sale classification to the held-to-maturity classification in January 2004. We expect to recover the carrying value of these securities as it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. In addition, none of the unrealized losses on debt securities are considered credit losses.

During 2013, the Company impaired securities totaling $2.2 million related to four equity securities. The impairment charge is included in “Net realized gains (losses) on investments” for 2013. We impaired the securities due to the amount of the accumulated unrealized loss positions, the amount of time in those loss positions and the management’s revised outlook on those securities.

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

The pre-tax investment yield on our investment portfolio was 2.8% per annum during the twelve months ended December 31, 2013, compared to 3.1% per annum during the same period in 2012.

Contractual Obligations and Commitments

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2013, the present value of these annuities was $92.4 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 17 to our consolidated financial statements in Item 8 of this report.

We lease equipment and office space under noncancelable operating leases. Future minimum lease payments at December 31, 2013, were as follows:

Year	Future Minimum Lease Payments
(In thousands)
2014	$144
2015	111
2016	101
2017	90
2018	67
2019	6

$519

Rental expense was $0.2 million in 2013, $0.2 million in 2012 and $0.3 million in 2011.

The table below provides information with respect to our contractual obligations as of December 31, 2013.

Contractual Obligations		Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In thousands)
Loss and loss adjustment expenses (1)	$614,557	$206,491	$272,863	$63,914	$71,289
Loss-based insurance assessments (2)	11,396	3,829	5,060	1,185	1,322
Operating lease obligations	519	144	302	73	—
Purchase obligations	493	224	269	—	—

Total	$626,965	$210,688	$278,494	$65,172	$72,611

(1)

The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2013 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense process, see “Business—Loss Reserves” in Item 1 of this report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the amounts shown in the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors— Risks Related to Our Business—Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Item 1A of this report for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.
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

Interest Rate Risk

Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. As of December 31, 2013, we had fixed maturity securities with a fair value of $799.1 million and a carrying value of $774.5 million. These securities are all subject to interest rate risk, but because we classify the majority of our fixed maturity securities as held-to-maturity, changes in fair values have a small effect on the carrying value of our portfolio. We manage our exposure to interest rate risk with respect to these securities by investing in a portfolio of securities with moderate effective duration. At December 31, 2013, the effective duration of the total investment portfolio, including cash and short term investments, was 4.3 years. Given the current low interest rate environment, the risk to the portfolio from higher rates exceeds the potential benefit to the portfolio from lower rates. Should we experience a large rise in interest rates, the effect on the carrying value of our portfolio could be substantial.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2013 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$724,588	$(74,468)	$741,229	$(33,230)	(8.0)%
100 basis point increase	761,562	(37,493)	757,359	(17,101)	(4.1)%
No change	799,056	—	774,460	—	—
100 basis point decrease	830,712	31,656	789,934	15,474	3.7%
200 basis point decrease	849,881	50,826	801,537	27,077	6.5%

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and shareholders’ equity. In order to minimize our exposure to equity price risk, we independently monitor the financial condition of our equity securities, and diversify our investments. In addition, we limit the percentage of equity securities held in our investment portfolio to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity. As of December 31, 2013, the equity securities in our investment portfolio had a fair value of $9.3 million, representing 2.2% of shareholders’ equity on that date. See “Business—Investments” in Item 1 of this report.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and shareholders of AMERISAFE, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also include the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERISAFE, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMERISAFE, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 28, 2014

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2013	2012
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $561,179 and $627,349 in 2013 and 2012, respectively)	$536,583	$583,287
Fixed maturity securities—available-for-sale, at fair value (cost $244,409 and $144,514 in 2013 and 2012, respectively)	$237,877	$149,139
Equity securities—available-for-sale, at fair value (cost $9,482 and $7,000 in 2013 and 2012, respectively)	9,302	6,766
Short-term investments	84,422	68,924
Other investments	10,591	—

Total investments	878,775	808,116
Cash and cash equivalents	123,077	92,676
Amounts recoverable from reinsurers	75,326	101,352
Premiums receivable, net of allowance	171,579	141,950
Deferred income taxes	33,645	29,521
Accrued interest receivable	11,242	10,392
Property and equipment, net	7,549	7,711
Deferred policy acquisition costs	19,171	18,419
Other assets	8,637	10,809

	$1,329,001	$1,220,946

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$614,557	$570,450
Unearned premiums	164,296	140,528
Reinsurance premiums payable	607	456
Amounts held for others	35,739	41,033
Policyholder deposits	44,620	39,088
Insurance-related assessments	25,428	22,244
Accounts payable and other liabilities	26,940	25,649
Payable for investments purchased	—	276

	912,187	839,724
Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2013 and 2012; 19,855,430 and 19,513,476 shares issued and 18,597,180 and 18,255,226 shares outstanding in 2013 and 2012, respectively	198	195
Additional paid-in capital	192,537	187,401
Treasury stock at cost (1,258,250 shares in 2013 and 2012)	(22,370)	(22,370)
Accumulated earnings	250,744	213,017
Accumulated other comprehensive income (loss)	(4,295)	2,979

	416,814	381,222

	$1,329,001	$1,220,946

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Premiums earned	$329,983	$290,689	$251,015
Net investment income	27,029	27,018	26,340
Net realized gains (losses) on investments	(1,211)	2,979	2,228
Fee and other income	534	562	1,080

Total revenues	356,335	321,248	280,663
Expenses
Loss and loss adjustment expenses incurred	228,973	219,903	189,706
Underwriting and certain other operating costs	18,951	18,450	22,404
Commissions	25,303	22,144	18,507
Salaries and benefits	22,862	20,839	19,914
Interest expense	—	566	1,311
Policyholder dividends	1,042	2,203	1,464

Total expenses	297,131	284,105	253,306

Income before income taxes	59,204	37,143	27,357
Income tax expense	15,567	7,790	3,176

Net income	43,637	29,353	24,181

Net income available to common shareholders	$43,495	$29,331	$24,167

Earnings per share
Basic	$2.37	$1.62	$1.32

Diluted	$2.32	$1.58	$1.29

Shares used in computing earnings per share
Basic	18,373,033	18,166,261	18,249,583

Diluted	18,748,809	18,575,191	18,692,711

Cash dividends declared per common share	$0.32	$—	$—

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$ 43,637	$ 29,353	$ 24,181

Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of tax	(7,274)	764	1,986
Change in deferred tax valuation allowance	—	—	(36)

Comprehensive income	$ 36,363	$ 30,117	$ 26,131

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amounts
Balance at December 31, 2010	19,060,649	$ 191	(708,608)	$ (12,102)	$ 180,884	$ 159,483	$ 265	$ 328,721
Comprehensive income:
Net income	—	—	—	—	—	24,181	—	24,181
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	1,986	1,986
Change in deferred tax valuation allowance	—	—	—	—	—	—	(36)	(36)

Comprehensive income	—	—	—	—	—	—	—	26,131
Common stock issued upon exercise of options	338,350	3	—	—	3,336	—	—	3,339
Restricted common stock issued	9,513	—	—	—	210	—	—	210
Share-based compensation	—	—	—	—	261	—	—	261
Tax benefit of share-based compensation	—	—	—	—	1,043	—	—	1,043
Purchase of treasury stock	—	—	(549,642)	(10,268)	—	—	—	(10,268)

Balance at December 31, 2011	19,408,512	$ 194	(1,258,250)	$ (22,370)	$ 185,734	$ 183,664	$ 2,215	$ 349,437

Comprehensive income:
Net income	—	—	—	—	—	29,353	—	29,353
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	764	764

Comprehensive income	—	—	—	—	—	—	—	30,117
Common stock issued upon exercise of options	86,800	1	—	—	780	—	—	781
Restricted common stock issued	18,164	—	—	—	240	—	—	240
Share-based compensation	—	—	—	—	226	—	—	226
Tax benefit of share-based compensation	—	—	—	—	421	—	—	421

Balance at December 31, 2012	19,513,476	$ 195	(1,258,250)	$ (22,370)	$ 187,401	$ 213,017	$ 2,979	$ 381,222

Comprehensive income:
Net income	—	—	—	—	—	43,637	—	43,637
Other comprehensive income:
Change in unrealized losses, net of tax	—	—	—	—	—	—	(7,274)	(7,274)

Comprehensive income	—	—	—	—	—	—	—	36,363
Common stock issued upon exercise of options	256,300	3	—	—	2,341	—	—	2,344
Restricted common stock issued	85,654	—	—	—	557	—	—	557
Share-based compensation	—	—	—	—	214	—	—	214
Tax benefit of share-based compensation	—	—	—	—	2,024	—	—	2,024
Dividends to shareholders	—	—	—	—	—	(5,910)	—	(5,910)

Balance at December 31, 2013	19,855,430	$ 198	(1,258,250)	$ (22,370)	$ 192,537	$ 250,744	$ (4,295)	$ 416,814

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income	$43,637	$29,353	$24,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,300	1,112	1,015
Net amortization/accretion of investments	13,350	10,151	6,660
Deferred income taxes	(207)	115	(1,525)
Net realized (gains) losses on investments	1,211	(2,979)	(2,228)
Loss on sale of asset	2	1	32
Share-based compensation	1,409	641	471
Changes in operating assets and liabilities:
Premiums receivable, net	(29,629)	(20,727)	1,395
Accrued interest receivable	(850)	(872)	(1,816)
Deferred policy acquisition costs	(752)	(1,841)	(1,441)
Other assets	1,581	445	(2,008)
Reserve for loss and loss adjustment expenses	44,107	32,236	6,010
Unearned premiums	23,768	21,829	7,205
Reinsurance balances	26,177	(5,910)	140
Amounts held for others and policyholder deposits	238	12,912	5,355
Accounts payable and other liabilities	3,561	4,582	263

Net cash provided by operating activities	128,903	81,048	43,709
Investing activities
Purchases of investments held-to-maturity	(77,868)	(79,042)	(86,669)
Purchases of investments available-for-sale	(135,798)	(92,751)	(120,637)
Purchases of short-term investments	(131,981)	(95,954)	(87,460)
Purchases of other invested assets	(10,000)	—	—
Proceeds from maturities of investments held-to-maturity	117,750	134,994	97,863
Proceeds from sales and maturities of investments available-for-sale	29,099	52,514	36,329
Proceeds from sales and maturities of short-term investments	112,978	72,105	118,759
Purchases of property and equipment	(1,140)	(1,196)	(1,128)

Net cash used in investing activities	(96,960)	(9,330)	(42,943)
Financing activities
Proceeds from stock option exercise	2,344	781	3,339
Tax benefit from share-based payments	2,024	421	1,043
Purchase of treasury stock	—	—	(10,268)
Redemption of subordinated debt securities	—	(25,780)	(10,310)
Dividends to shareholders	(5,910)	—	—

Net cash used in financing activities	(1,542)	(24,578)	(16,196)

Change in cash and cash equivalents	30,401	47,140	(15,430)
Cash and cash equivalents at beginning of year	92,676	45,536	60,966

Cash and cash equivalents at end of year	$123,077	$92,676	$45,536

Supplemental disclosure of cash flow information
Interest paid	$—	$686	$1,412

Income taxes paid	$12,512	$7,004	$1,000

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

1.	Summary of Significant Accounting Policies

Organization

AMERISAFE, Inc. is an insurance holding company incorporated in the state of Texas. The accompanying consolidated financial statements include the accounts of AMERISAFE and its subsidiaries: American Interstate Insurance Company (“AIIC”) and its insurance subsidiaries, Silver Oak Casualty, Inc. (“SOCI”) and American Interstate Insurance Company of Texas (“AIIC-TX”), Amerisafe Risk Services, Inc. (“RISK”) and Amerisafe General Agency, Inc. (“AGAI”). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Nebraska. In 2013, AIIC and SOCI were re-domesticated to Nebraska from Louisiana. AIIC-TX is a property and casualty insurance company organized under the laws of the state of Texas. RISK, a wholly owned subsidiary of the Company, is a claims and safety service company servicing only affiliated insurance companies. AGAI, a wholly owned subsidiary of the Company, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIIC-TX, as well as by nonaffiliated insurance carriers. The assets and operations of AGAI are not significant to that of the consolidated entity.

The terms “AMERISAFE,” the “Company,” “we,” “us,” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.

The Company provides workers’ compensation for companies primarily in special trade groups, including construction, trucking, manufacturing, oil and gas and agriculture. Assets and revenues of AIIC represent at least 95% of comparable consolidated amounts of the Company for each of 2013, 2012 and 2011.

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

Reclassifications

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Other Investments

Other investments consist of a limited partnership (“LP”) interest that is accounted for under the equity method valued using the net asset value provided by the general partner of the LP, which approximates the fair value of the interest. The LP’s objective is to generate absolute returns by investing long and short in publicly-traded global securities. Redemptions are allowed monthly following a sixty day notice with no lock up periods. The Company has no unfunded commitments related to the LP.

Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The Company considers premiums receivable as past due based on the payment terms of the underlying policy. The balance is shown net of the allowance for doubtful accounts. Receivables due from insureds are charged off when a determination has been made by management that a specific balance will not be collected. An estimate of amounts that are likely to be charged off is established as an allowance for doubtful accounts as of the balance sheet date. The estimate is primarily comprised of specific balances that are considered probable to be charged off after all collection efforts have ceased, as well as historical trends and an analysis of the aging of the receivables.

Effective December 31, 2013, Amerisafe determined that to better reflect the collectability of accounts receivable balances, the Company decreased the allowance for doubtful accounts based on an analysis of

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

historical write-offs. This change in estimate was accounted for prospectively and lowered underwriting and certain other operating costs by $1.7 million, increased income tax expense $0.6 million for a net income statement impact of $1.1 million or approximately $0.06 per share.

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

Deferred Policy Acquisition Costs

The direct costs of successfully acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2013, 2012 or 2011.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Ceding commissions are earned from certain reinsurance companies and are intended to reimburse the Company for policy acquisition costs related to those premiums ceded to the reinsurers. Ceding commission income is recognized over the effective period of the related insurance policies in proportion to premium revenue earned and is reflected as a reduction in underwriting and certain other operating costs.

Experience-rated commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. These commission revenues on reinsurance contracts are recognized during the related reinsurance treaty period and are based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and certain other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations. Experience-rated commissions reduced underwriting and certain other operating costs by $9.3 million in 2013, $11.1million in 2012 and $5.7 million in 2011.

In January 2013, the Company commuted reinsurance agreements with Clearwater Insurance Company, covering portions of accident years 1990 through 1995. The Company received cash of $0.3 million in exchange for releasing these reinsurers from their reinsurance obligations under the commuted agreements. Clearwater Insurance Company remains obligated to the Company’s insurance subsidiaries under other reinsurance agreements. As a result of the commutation, the effect on the Company’s net income in the year ended December 31, 2013 was immaterial.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

On September 15, 2013, we commuted certain reinsurance agreements with Hannover Reinsurance (Ireland) Limited (“Hannover Re”) and Aspen Insurance Limited (“Aspen”) covering portions of the 2008 through 2010 accident years. Hannover Re and Aspen remain obligated to subsidiaries of the Company under other reinsurance agreements. We received cash of $14.9 million and an additional $17.6 million payment effectuated solely through offset against the balance of the funds withheld account under the reinsurance agreement in exchange for releasing Hannover Re and Aspen from their reinsurance obligations under the commuted agreements. As a result of the commutation, there was no effect on the Company’s net income in the year ended December 31, 2013.

Fee and Other Income

The Company recognizes income related to commissions earned by AGAI as the related services are performed.

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and certain other operating costs in the consolidated statements of income. Total advertising expenses incurred were $491,000 in 2013, $444,000 in 2012 and $421,000 in 2011.

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

Insurance-Related Assessments

Insurance-related assessments are accrued in the period in which they have been incurred. The Company is subject to a variety of assessments related to insurance commerce, including those by state guaranty funds and workers’ compensation second-injury funds. State guaranty fund assessments are used by state insurance oversight agencies to cover losses of policyholders of insolvent or rehabilitated insurance companies and for the operating expenses of such agencies. The Company has a premium tax benefit accrued of $3.6 million and $3.4 million as of December 31, 2013 and 2012, respectively, for mandatory assessments that may be recovered through a reduction in future premium taxes in certain states. Assessments based on premiums are generally paid one year after the calendar year in which the premium is written, while assessments based on losses are generally paid within one year of when the loss is paid.

Policyholder Dividends

The Company writes certain policies for which the policyholder may participate in favorable claims experience through a dividend. An estimated provision for workers’ compensation policyholders’ dividends is

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Under the two-class method, net income available to common and participating common shareholders is reduced by the amount of dividends declared in the current period and by the contractual amount of dividends that must be paid for the current period related to the Company’s common and participating common shares. Participating common shares include unvested share-based payment awards that contain nonforfeitable rights to dividends, whether paid or unpaid. Any remaining undistributed earnings are allocated to the common and participating common shareholders to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. The amount of earnings allocable to each security is divided by the number of outstanding shares of the security to which the earnings are allocated to determine the EPS for the security. In a period of loss, no losses are allocated to the participating common shareholders. Instead, all such losses are allocated to the common shareholders.

Basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. The diluted EPS calculation includes potential common shares assumed issued under the treasury stock method, which reflects the potential dilution that would occur if any outstanding options or warrants were exercised or restricted stock becomes vested, and includes the “if converted” method for participating securities if the effect is dilutive. We determine diluted EPS as the more dilutive result of either the treasury method or the two-class method.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Stock-Based Compensation

The Company recognizes the impact of its share-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. All share-based grants are recognized as compensation expense over the vesting period. The target value of long-term incentive awards are recognized as compensation over the performance period.

Recent Accounting Pronouncements

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

2.	Investments

Short-term investments held at December 31, 2013 include $82.7 million of corporate bonds, certificates of deposit of $0.9 million and $0.8 million of municipal securities. Short-term investments held at December 31, 2012 include $63.5 million of corporate bonds, certificates of deposits of $0.9 million and $4.5 million of municipal securities. All certificates of deposits are fully insured by the Federal Deposit Insurance Corporation.

Amerisafe holds investments in a LP, accounted for under the equity method. The carrying value of this investment is $10.6 million at December 31, 2013.

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at December 31, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
States and political subdivisions	$381,674	$18,634	$(1,153)	$399,155
Corporate bonds	67,423	861	(41)	68,243
Commercial mortgage-backed securities	50,813	3,431	—	54,244
U.S. agency-based mortgage-backed securities	21,775	1,790	—	23,565
U.S. Treasury securities and obligations of U.S. Government agencies	11,514	1,002	—	12,516
Asset-backed securities	3,384	216	(144)	3,456

Totals	$536,583	$25,934	$(1,338)	$561,179

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at December 31, 2013 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed Maturity:
States and political subdivisions	$154,024	$1,491	$(5,140)	$150,375
Corporate bonds	80,344	445	(361)	80,428
U.S. agency-based mortgage-backed securities	10,041	—	(2,967)	7,074

Total Fixed Maturity	244,409	1,936	(8,468)	237,877
Other investments	10,000	591	—	10,591
Equity securities	9,482	387	(567)	9,302

Totals	$263,891	$2,914	$(9,035)	$257,770

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at December 31, 2013, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Due in 2014	$55,379	$55,758
In 2015 through 2018	139,890	147,515
In 2019 through 2023	134,404	143,566
After 2023	130,938	133,075
U.S. agency-based mortgage-backed securities	21,775	23,565
Commercial mortgage-backed securities	50,813	54,244
Asset-backed securities	3,384	3,456

Totals	$536,583	$561,179

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at December 31, 2013, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Due in 2014	$36,497	$36,576
In 2015 through 2018	34,339	34,486
In 2019 through 2023	21,141	21,358
After 2023	142,391	138,383
U.S. agency-based mortgage-backed securities	10,041	7,074

Totals	$244,409	$237,877

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

At December 31, 2013, there were $16.3 million of held-to-maturity investments on deposit with regulatory agencies of states in which the Company does business.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2013, 2012 and 2011 is as follows:

	Fixed Maturity Securities Available for Sale	Equity Securities	Other	Total
	(In thousands)
Year ended December 31, 2013
Proceeds from sales	$2,090	$8,900	$—	$10,990

Gross realized investment gains	$90	$1,264	$—	$1,354
Gross realized investment (losses)	—	(471)	—	(471)

Net realized investment gains	90	793	—	883
Impairments	—	(2,229)	—	(2,229)
Other, including gains on calls and redemptions	38	—	97	135

Net realized investment gains (losses)	$128	$(1,436)	$97	$(1,211)

Year ended December 31, 2012
Proceeds from sales	$22,363	$10,777	$—	$33,140

Gross realized investment gains	$1,555	$1,186	$—	$2,741
Gross realized investment (losses)	—	—	—	—

Net realized investment gains	1,555	1,186	—	2,741
Other, including gains on calls and redemptions	15	—	223	238

Net realized investment gains	$1,570	$1,186	$223	$2,979

Year ended December 31, 2011
Proceeds from sales	$21,560	$14,769	$—	$36,329

Gross realized investment gains	$815	$1,621	$—	$2,436
Gross realized investment (losses)	—	(98)	(1)	(99)

Net realized investment gains (losses)	815	1,523	(1)	2,337
Impairments	—	—	(169)	(169)
Other, including gains on calls and redemptions	—	—	60	60

Net realized investment gains (losses)	$815	$1,523	$(110)	$2,228

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Gross investment income:
Fixed maturity securities	$26,422	$27,167	$26,769
Short-term investments and cash and cash equivalents	634	489	590
Equity securities	543	446	181
Other investments	803	—	—

Total gross investment income	28,402	28,102	27,540
Investment expenses	(1,373)	(1,084)	(1,200)

Net investment income	$27,029	$27,018	$26,340

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

The following table summarizes the fair value and gross unrealized losses on securities, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(In thousands)
December 31, 2013
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$14,090	$41	$—	$—	$14,090	$41
States and political subdivisions	54,895	1,147	311	6	55,206	1,153
Asset-backed securities	—	—	1,916	144	1,916	144

Total held-to-maturity securities	68,985	1,188	2,227	150	71,212	1,338

Available-for Sale
Fixed maturity securities:
Corporate bonds	$29,691	$361	$—	$—	$29,691	$361
States and political subdivisions	101,908	4,798	1,753	342	103,661	5,140
U.S. agency-based mortgage-backed securities	1,303	465	5,772	2,502	7,075	2,967
Equity Securities	5,205	567	—	—	5,205	567

Total available-for-sale securities	138,107	6,191	7,525	2,844	145,632	9,035

Total	$207,092	$7,379	$9,752	$2,994	$216,844	$10,373

December 31, 2012
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$10,734	$12	$—	$—	$10,734	$12
States and political subdivisions	11,913	106	—	—	11,913	106
U.S. agency-based mortgage-backed securities	117	—	68	5	185	5
Asset-backed securities	—	—	2,277	176	2,277	176

Total held-to-maturity securities	22,764	118	2,345	181	25,109	299

Available-for Sale
Fixed maturity securities:
Corporate bonds	$6,411	$24	$—	$—	$6,411	$24
States and political subdivisions	6,281	142	—	—	6,281	142
U.S. agency-based mortgage-backed securities	10,919	859	—	—	10,919	859
Equity Securities	4,186	685	—	—	4,186	685

Total available-for-sale securities	27,797	1,710	—	—	27,797	1,710

Total	$50,561	$1,828	$2,345	$181	$52,906	$2,009

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

At December 31, 2013, the Company held 182 and 8 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 18 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

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

The Company reviewed all securities with unrealized losses in accordance with the impairment policy described above. With the exception of four equity securities deemed to be other-than-temporarily impaired, the Company expects to hold investments in equity securities for a reasonable period of time sufficient for a recovery of fair value. The Company determined that the unrealized losses in the fixed maturity securities portfolio related primarily to changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market liquidity and prices generally, and the transfer of the investments from the available-for-sale classification to the held-to-maturity classification in January 2004. Amerisafe did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2013, because we expect to recover the carrying value of these securities since management does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the security before the recovery of its amortized cost basis. In addition, none of the unrealized losses on debt securities are considered credit losses.

In 2013, we recorded impairment charges of $2.2 million related to four equity securities. The impairment charges are included in “Net realized gains (losses) on investments” for 2013.

3.	Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for doubtful accounts. The components of premiums receivable are shown below:

	December 31,
	2013	2012
	(In thousands)
Premiums receivable	$177,037	$148,374
Allowance for doubtful accounts	(5,458)	(6,424)

Premiums receivable, net	$171,579	$141,950

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

The following summarizes the activity in the allowance for doubtful accounts:

	December 31,
	2013	2012	2011
	(In thousands)
Balance, beginning of year	$6,424	$5,573	$5,104
Provision for bad debts (1)	52	2,230	1,209
Write-offs	(1,018)	(1,379)	(740)

Balance, end of year	$5,458	$6,424	$5,573

(1)	Includes a one-time adjustment of $1.7 million in 2013 as a result of a change in accounting estimate of uncollectible accounts based on historical experience.

Included in premiums receivable at December 31, 2013, 2012 and 2011 is the Company’s estimate for EBUB premium of $4.3 million, $3.0 million and $2.1 million, respectively.

4.	Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts. We defer incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract.

We also defer a portion of employee total compensation costs directly related to time spent performing specific acquisition or renewal activities.

These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2013	2012
	(In thousands)
Agents’ commissions	$15,511	$13,418
Premium taxes	2,526	3,814
Deferred underwriting expenses	1,134	1,187

Total deferred policy acquisition costs	$19,171	$18,419

The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance, beginning of year	$18,419	$16,578	$15,137
Policy acquisition costs deferred	41,278	40,961	36,064
Amortization expense during the year	(40,526)	(39,120)	(34,623)

Balance, end of year	$19,171	$18,419	$16,578

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2013	2012
	(In thousands)
Land and office building	$7,749	$7,669
Furniture and equipment	6,653	6,920
Software	9,615	9,420
Automobiles	81	81

	24,098	24,090
Accumulated depreciation	(16,549)	(16,379)

Property and equipment, net	$7,549	$7,711

The Company had no capital lease obligations at December 31, 2013 and 2012.

6.	Reinsurance

The Company cedes certain premiums and losses to various reinsurers under quota share and excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2013, 2012 and 2011 was as follows:

	2013 Premiums		2012 Premiums		2011 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(In thousands)
Gross	$372,177	$348,408	$328,823	$306,994	$272,101	$264,896
Ceded	(18,425)	(18,425)	(16,305)	(16,305)	(13,881)	(13,881)

Net premiums	$353,752	$329,983	$312,518	$290,689	$258,220	$251,015

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2013	2012
	(In thousands)
Unpaid losses recoverable:
Case basis	$31,850	$31,105
Incurred but not reported	16,849	24,085
Paid losses recoverable	497	746
Experience-rated commissions recoverable	26,130	45,416

Total	$75,326	$101,352

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Amounts recoverable from reinsurers consists of ceded case reserves, ceded incurred but not reported (“IBNR”) reserves, paid losses recoverable and experience-rated commissions recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2013, there were no paid losses recoverable past due. Experience-rated commissions recoverable represents earned commission from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers.

In 2013, the Company returned previous recoveries of $2,316,000 due to a single closed claim. Excluding this impact, the Company received reinsurance recoveries of $2,078,000 in 2013, $5,344,000 in 2012 and $2,861,000 in 2011.

At December 31, 2013, unsecured reinsurance recoverables from reinsurers that exceeded 1.5% of statutory surplus of the Company’s insurance subsidiary are shown below (in thousands). The A.M. Best Company rating for the reinsurer is shown parenthetically.

Hannover Reinsurance (Ireland) Limited (A+)	$23,956
Odyssey America Reinsurance Corporation (A)	12,045
Minnesota Workers’ Compensation Reinsurance Association (NR)	6,784
Tokio Millenium Reinsurance Limited (A++)	6,246
Clearwater Insurance Company (bbb)	5,693
Other reinsurers	20,602

Total reinsurance recoverables	75,326
Letters of credit and funds held	(39,333)

Total unsecured reinsurance recoverables	$35,993

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

7.	Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$17,493	$21,878
Unearned premiums	14,008	12,043
Accrued expenses and other	4,336	3,870
Accrued policyholder dividends	684	916
Impaired securities	874	94
Accrued insurance-related assessments	3,989	3,564
AMT tax credit	—	64

Total deferred tax assets	41,384	42,429
Deferred income tax liabilities:
Deferred policy acquisition costs and deferred charges	(7,937)	(8,165)
Unrealized gain (loss) on securities available-for-sale	2,313	(1,604)
Property and equipment and other	(266)	(356)
Salvage and subrogation	(288)	(442)
Guaranty fund related items	(1,561)	(2,341)

Total deferred income tax liabilities	(7,739)	(12,908)

Net deferred income taxes	$33,645	$29,521

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$15,270	$7,372	$4,529
State	504	302	172

	15,774	7,674	4,701
Deferred:
Federal	(207)	116	(1,525)

Total	$15,567	$7,790	$3,176

In 2012 and 2013, the Company made no adjustment to the valuation allowance. In 2011, the Company recorded a reduction of $1.4 million in the valuation allowance established in 2008 for unrealized losses resulting from other-than-temporary impairments. As of December 31, 2013, there is no valuation allowance.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Income tax computed at federal statutory tax rate	$20,721	$13,000	$9,575
Tax-exempt interest, net	(5,458)	(5,333)	(5,105)
State income tax	504	302	172
Dividends received deduction	(113)	(79)	(29)
Valuation allowance	—	—	(1,442)
Other	(87)	(100)	5

	$15,567	$7,790	$3,176

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2013 and 2012.

Tax years 2009 through 2013 are subject to examination by the federal and state taxing authorities. In April 2012, the Company was notified by the Internal Revenue Service that the examination for tax year 2009 had been completed, but remains subject to state taxing authorities.

8.	Line of Credit

In October 2007, the Company entered into an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank, NA. The agreement expired in October 2010. The Company renewed this agreement in the fourth quarter 2010 for an additional three years to mature in December 2013. In the fourth quarter 2013, the Company renewed this agreement for an additional three years to mature in December 2016. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR. The Company pays a fee of 3/8% (three eighths of one percent ) on the unused portion of the loan in arrears quarterly for a fee of $75,000 annually, assuming the line of credit is not used during the calendar year. Under the new agreement, the Company will pay a fee of 0.25% on the unused portion of the loan in arrears quarterly for a fee of $50,000 annually, assuming the line of credit is not used during the calendar year. The line of credit is unsecured. No borrowings or letters of credit were outstanding under the line of credit arrangement at December 31, 2013 or 2012.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Reserves for loss and loss adjustment expenses (“LAE”)	$570,450	$538,214	$532,204
Less amounts recoverable from reinsurers on unpaid loss and LAE	55,190	60,937	65,536

Reserves for loss and LAE, net of related amounts recoverable from reinsurers, at beginning of year	515,260	477,277	466,668
Add:
Provision for loss and LAE for claims occurring in the current year, net of reinsurance	241,584	222,393	196,269
Change in estimated loss and LAE for claims occurring in prior years, net of reinsurance	(12,611)	(2,490)	(6,563)

Incurred losses during the current year, net of reinsurance	228,973	219,903	189,706
Less loss and LAE payments for claims, net of reinsurance, occurring during:
Current year	44,474	50,423	53,213
Prior years	133,901	131,497	125,884

	178,375	181,920	179,097

Reserves for loss and LAE, net of related amounts recoverable from reinsurers, at end of year	565,858	515,260	477,277
Add amounts recoverable from reinsurers on unpaid loss and LAE	48,699	55,190	60,937

Reserves for loss and LAE	$614,557	$570,450	$538,214

The foregoing reconciliation reflects favorable development of the net reserves at December 31, 2013, 2012, and 2011. The favorable development reduced loss and loss adjustment expense incurred by $12.6 million in 2013 driven primarily by 2008, 2009 and 2010 of $2.3 million, $3.9 million and $3.1 million, respectively. In 2012 and 2011, the Company recorded favorable development of $2.5 million and $6.6 million, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.

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

The following table details our exposures to various asbestos related claims:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Reserves for loss and LAE at beginning of year	$167	$—	$—
Incurred losses and LAE during the current year	53	168	—
Less loss and LAE payments for claims occurring during the current year	1	1	—

Reserves for loss and LAE at end of year	$219	$167	$—

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

11.	Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholder’s capital and surplus at December 31, 2013, 2012 and 2011 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2013, were as follows (in thousands):

	2013	2012	2011
Capital and surplus	$354,293	$323,932	$314,397
Net income	44,751	31,059	26,969
Realized investment gains (losses)	(1,214)	2,958	2,121

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Property and casualty insurance companies are subject to certain risk-based capital (“RBC”) requirements specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2013, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirement.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the lesser of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Nebraska Director of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. AIIC paid $15.0 million in dividends to the Company in 2013, $21.0 million in 2012 and $32.0 million in 2011. Based upon the dividend limitation described above, AIIC could pay to the Company dividends of up to $35.4 million after September of 2014 without seeking regulatory approval.

12.	Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. At December 31, 2013, there were 19,855,430 shares of common stock issued and 18,597,180 shares outstanding.

Preferred Stock

Shareholders approved an amended Certificate of Formation for the Company on June 15, 2010 under which the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 2013, there were no shares of preferred stock outstanding.

No shares of these classes of capital stock were outstanding at December 31, 2013 or 2012. No shares of these classes of capital stock were issued in the three year period ended December 31, 2013. Effective December 31, 2009, all outstanding shares of Series C preferred stock and Series D preferred stock were redeemed and canceled.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical attrition rate for those employees at the officer level, who are eligible to receive options. Further, the Company aggregates individual awards into homogenous groups based upon grant date. Expected volatility is estimated using daily historical volatility for six companies within the property and casualty insurance sector. The Company believes that historical volatility of this peer group is currently the best estimate of expected volatility of the market price of the Company’s common shares. The dividend yield was assumed to be zero as the Company did not pay cash dividends until 2013. The risk-free interest rate is the yield on the grant date of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.

The following table summarizes information about the stock options outstanding under the 2005 Incentive Plan at December 31, 2011, 2012 and 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2011	1,270,698	10.28	6.4
Granted	—	—	—
Exercised	(338,350)	9.87	—
Canceled, forfeited, or expired	(13,000)	—	—

Outstanding at December 31, 2011	919,348	10.37	5.5

Exercisable at December 31, 2011	832,948	9.70	5.2

Outstanding at January 1, 2012	919,348	10.37	5.5
Granted	—	—	—
Exercised	(86,800)	9.00	—
Canceled, forfeited, or expired	—	—	—

Outstanding at December 31, 2012	832,548	10.51	4.6

Exercisable at December 31, 2012	779,948	10.08	4.4

Outstanding at January 1, 2013	832,548	10.51	4.6
Granted	—	—	—
Exercised	(256,300)	9.00	—
Canceled, forfeited, or expired	—	—	—

Outstanding at December 31, 2013	576,248	11.12	3.8

Exercisable at December 31, 2013	557,448	10.91	3.7

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

	2013	2012	2011
		(In thousands)
Cash received from option exercises	$2,344	$781	$3,339
Total tax benefits realized for tax deductions from options exercised	2,002	405	1,025
Total intrinsic value of options exercised	6,654	1,468	4,240
Grant date fair value of options vested	226	310	315
Aggregate intrinsic value of vested options outstanding	17,467	13,393	11,288

The following table summarizes information about the restricted stock outstanding under the 2005 Incentive Plan at December 31, 2013:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2011	—
Granted	—
Vested	—
Forfeited	—

Nonvested balance at December 31, 2011	—

Granted	8,000	27.47
Vested	—
Forfeited	—

Nonvested balance at December 31, 2012	8,000	27.47

Granted	—	—
Vested	(1,600)	27.47
Forfeited	—

Nonvested balance at December 31, 2013	6,400	27.47

The Company recognized compensation expense of $257,000, $244,000 and $261,000 in 2013, 2012 and 2011, respectively, related to awards made under the 2005 Incentive Plan. Total tax benefits realized for tax deductions from vesting of restricted stock in 2013 was $4,000.

2010 Restricted Stock Plan

In 2010, the Company’s shareholders approved an amendment to the AMERISAFE Non-Employee Director Restricted Stock Plan (the “2010 Restricted Stock Plan”). The Plan is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the 2010 Restricted Stock Plan is 100,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

transaction affecting the common stock. At December 31, 2013, there were 38,415 shares of common stock available for future awards under the 2010 Restricted Stock Plan.

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

As of December 31, 2013, there were 5,376 shares of restricted stock outstanding under the 2010 Restricted Stock Plan, all of which will vest on the date of the annual meeting of shareholders in 2014.

The following table summarizes information about the restricted stock outstanding under the 2010 Restricted Stock Plan at December 31, 2013:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2011	11,830	17.75
Granted	9,513	22.06
Vested	(11,830)	17.75
Forfeited	—	—

Nonvested balance at December 31, 2011	9,513	22.06

Granted	7,833	26.79
Vested	(9,513)	22.06
Forfeited	—	—

Nonvested balance at December 31, 2012	7,833	26.79

Granted	5,376	33.47
Vested	(7,833)	26.79
Forfeited	—	—

Nonvested balance at December 31, 2013	5,376	33.47

The Company recognized compensation expense of $194,000 in 2013, $210,000 in 2012 and $210,000 in 2011 related to the 2010 Restricted Stock Plan. Total tax benefits realized for tax deductions from vesting of restricted stock in 2013, 2012 and 2011 were $18,000, 16,000 and 18,000, respectively.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

payment of dividend equivalents paid with respect to awards made under the plan subject to adjustment in the event of a merger, stock dividend, stock split or similar event, which may be original issue shares or treasury shares or a combination of the two.

In 2013, 80,278 shares of restricted stock were granted under the 2012 Incentive Plan, which will vest through 2020. In 2012, 2,331 shares of restricted stock were granted under the 2012 Incentive Plan, all of which will vest in March 2015. At December 31, 2013, there were 417,391 shares of common stock available for future awards under the 2012 Incentive Plan.

The following table summarizes information about the restricted stock outstanding under the 2012 Incentive Plan at December 31, 2013:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2012	—	—
Granted	2,331	26.79
Vested	—	—
Forfeited	—	—

Nonvested balance at December 31, 2012	2,331	26.79

Granted	80,278	34.14
Vested	—	—
Forfeited	—	—

Nonvested balance at December 31, 2013	82,609	33.93

The Company recognized compensation expense of $319,000 and $638,000 in 2013 related to share-based grants and long-term incentive awards under the 2012 Incentive Plan. The long-term incentive award is a liability award.

14.	Earnings Per Share

Diluted earnings per share includes common shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if any outstanding options are exercised. Diluted earnings per share also includes the “if converted” method for participating securities if the result is dilutive. Diluted EPS is calculated as the more dilutive result of either the treasury method or the two-class method.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

The calculation of basic and diluted EPS for the years ended December 31, 2013, 2012 and 2011 are presented below.

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands, except earnings per share amounts)
Basic EPS:
Net income, as reported	$43,637	$29,353	$24,181
Less allocated income to participating securities	142	22	14

Net income available to common shareholders – basic	$43,495	$29,331	$24,167

Basic weighted-average common shares	18,373	18,166	18,250
Basic earnings per share	$2.37	$1.62	$1.32

Diluted EPS:
Net income available to common shareholders – diluted	$43,495	$29,331	$24,167

Diluted weighted average common shares:
Weighted average common shares	18,373	18,166	18,250
Stock options and performance shares	376	409	443

Diluted weighted average common shares	18,749	18,575	18,693
Diluted earnings per common share	$2.32	$1.58	$1.29

The table below sets forth the reconciliation of the weighted average shares used for the basic and diluted EPS calculation. Under the two-class method, unvested stock options, and out-of-money vested stock options are not considered to be participating securities.

	Years Ended
	2013	2012	2011
Basic weighted average common shares	18,373,033	18,166,261	18,249,583
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	375,776	408,930	443,128

Diluted weighted average common shares	18,748,809	18,575,191	18,692,711

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

15.	Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income includes net income plus unrealized gains/losses on our available-for-sale investment securities, net of tax. In reporting comprehensive income on a net basis in the statement of income, we used a 35% tax rate. The following table illustrates the changes in the balance of each component of accumulated other comprehensive income for each period presented in the financial statements.

	Year Ended December 31,
	2013	2012	2011
		(In thousands)
Beginning balance	$2,979	$2,215	$265
Other comprehensive income (loss) before reclassification	(7,525)	1,552	1,880
Amounts reclassified from accumulated other comprehensive income	251	(788)	70

Net current period other comprehensive income	(7,274)	764	1,950

Ending balance	$(4,295)	$2,979	$2,215

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Year Ended December 31,			Affected line item in the statement of income
	2013	2012	2011
	(in thousands)
Unrealized gains (losses) on available-for-sale securities	$30	$1,211	$(107)	Net realized gains/(losses) on investments
Other-than-temporary impairment	(416)	—	—	Net realized gains/(losses) on investments

	(386)	1,211	(107)	Income before income taxes
	135	(423)	37	Income tax expense

	$(251)	$788	$(70)	Net income

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

	Pre-Tax Amount	Tax Expense	Net-of-Tax Amount
	(In thousands)
December 31, 2013
Unrealized gain (loss) on securities:
Unrealized loss on available-for-sale securities	$(11,504)	$(4,027)	$(7,477)
Change in unrealized losses on fixed maturity securities with OTTI	2	1	1
Change in unrealized losses on equity securities with OTTI	416	146	270
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(75)	(26)	(49)
Less reclassification adjustment for gains realized in net income	(30)	(11)	(19)

Net unrealized gain	(11,191)	(3,917)	(7,274)

Other comprehensive income	$(11,191)	$(3,917)	$(7,274)

December 31, 2012
Unrealized gain (loss) on securities:
Unrealized gain on available-for-sale securities	$2,555	$894	$1,661
Change in unrealized losses on fixed maturity securities with OTTI	1	—	1
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(101)	(35)	(66)
Less reclassification adjustment for gains realized in net income	(1,279)	(447)	(832)

Net unrealized gain	1,176	412	764

Other comprehensive income	$1,176	$412	$764

December 31, 2011
Unrealized gain (loss) on securities:
Unrealized gain on available-for-sale securities	$3,127	$1,094	$2,033
Change in unrealized losses on fixed maturity securities with OTTI	(21)	(7)	(14)
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(159)	(56)	(103)
Less reclassification adjustment for gains realized in net income	107	37	70
Change in deferred tax valuation allowance	—	36	(36)

Net unrealized gain	3,054	1,104	1,950

Other comprehensive income	$3,054	$1,104	$1,950

16.	Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches up to 2% of employee compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Company contributions to this plan were $343,000 in 2013, $322,000 in 2012 and $316,000 in 2011.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes (in thousands) the fair value of the annuities at December 31, 2013, that the Company has purchased to satisfy its obligations. The A.M. Best Company rating is shown parenthetically.

Life Insurance Company	Statement Value of Annuities Exceeding 1% of Statutory Surplus
American General Life Insurance (A)	$16,031
Metropolitan Life Insurance Company (A+)	15,219
Pacific Life and Annuity Company (A+)	14,281
New York Life Insurance Company (A++)	12,700
John Hancock Life Insurance Company USA (A+)	7,073
Athene Annuity and Life Assurance Company (B++)	6,372
Genworth Life Insurance Company (A)	4,648
Liberty Life Assurance Company of Boston (A)	4,058
Other	12,019

$92,401

Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best Company rating of “A” (Excellent) or better.

The Company leases equipment and office space under noncancelable operating leases. At December 31, 2013, future minimum lease payments are as follows (in thousands):

2014	$145
2015	111
2016	101
2017	90
2018	67
2019	5

$519

Rental expense was $200,000 in 2013, $218,000 in 2012 and $293,000 in 2011.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

18.	Concentration of Operations

The Company derives its revenues almost entirely from its operations in the workers’ compensation insurance line of business. Total net premiums earned for the different lines of business are shown below:

	2013		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Workers’ compensation	$329,986	100.0%	$290,538	99.9%	$249,966	99.6%
General liability	(3)	0.0%	151	0.1%	1,049	0.4%

Total net premiums earned	$329,983	100.0%	$290,689	100.0%	$251,015	100.0%

Net premiums earned during 2013, 2012 and 2011 for the top ten states in 2013 and all others are shown below:

	2012		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Louisiana	$42,110	12.8%	$31,134	10.7%	$28,157	11.2%
Georgia	30,096	9.1	25,033	8.6	21,496	8.6
Pennsylvania	28,880	8.8	24,480	8.4	19,265	7.7
North Carolina	21,019	6.4	20,036	6.9	17,071	6.8
Illinois	18,445	5.6	18,119	6.2	14,673	5.8
Oklahoma	17,473	5.3	16,157	5.6	16,037	6.4
Virginia	15,751	4.8	16,144	5.6	15,660	6.2
Texas	14,949	4.5	11,687	4.0	11,073	4.4
Florida	12,950	3.9	9,180	3.2	6,881	2.8
Alaska	12,239	3.7	9,202	3.2	8,618	3.4
All others	116,071	35.1	109,517	37.6	92,084	36.7

Total net premiums earned	$329,983	100.0%	$290,689	100.0%	$251,015	100.0%

19.	Fair Values of Financial Instruments

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

Other Investments— Other investments consist of LP interests valued using the net asset value provided by the general partner of the LP, which approximates the fair value of the interest. The LP’s objective is to generate

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

absolute returns by investing long and short in publicly-traded global securities. Redemptions are allowed monthly following a sixty day notice with no lock up periods. The Company has no unfunded commitments related to the LP. This investment is characterized as a Level 3 asset in the fair value hierarchy.

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Fixed maturity securities—held to maturity	$536,583	$561,179	$583,287	$627,349
Fixed maturity securities—available for sale	237,877	237,877	149,139	149,139
Equity securities	9,302	9,302	6,766	6,766
Cash and cash equivalents	123,077	123,077	92,676	92,676
Short-term investments	84,422	84,422	68,924	68,924
Other investments	10,591	10,591	—	—

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2013.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 are as follows:

	December 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Financial instruments carried at fair value, classified as part of:
Other investments	$—	$—	$10,591	$10,591
Securities available for sale—equity:
Domestic common stock	9,302	—	—	9,302
Securities available for sale—fixed maturity:
States and political subdivisions	—	150,375	—	150,375
U.S. agency-based mortgage-backed securities	—	7,074	—	7,074
Corporate bonds	—	80,428	—	80,428

Total available for sale—fixed maturity	$—	$237,877	$—	$237,877

Total available for sale	$9,302	$237,877	$10,591	$257,770

	December 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Securities available for sale—equity
Domestic common stock	$6,766	$—	$—	$6,766
Securities available for sale—fixed maturity
States and political subdivisions	—	98,242	—	98,242
U.S. agency-based mortgage-backed securities	—	11,087	—	11,087
Corporate bonds	—	39,810	—	39,810

Total available for sale—fixed maturity	$—	$149,139	$—	$149,139

Total available for sale	$6,766	$149,139	$—	$155,905

Assets and liabilities measured at amortized cost as of December 31, 2013 and 2012 are as follows:

	December 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$399,155	$—	$399,155
Corporate bonds	—	68,243	—	68,243
Commercial mortgage-backed securities	—	54,244	—	54,244
U.S. agency-based mortgage-backed securities	—	23,565	—	23,565
U.S. Treasury securities	6,602	—	—	6,602
Obligations of the U.S. Government agencies	—	5,914	—	5,914
Asset-backed securities	—	3,456	—	3,456

Total held-to-maturity	$6,602	$554,577	$—	$561,179

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

	December 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$431,968	$—	$431,968
Corporate bonds	—	84,377	—	84,377
Commercial mortgage-backed securities	—	57,962	—	57,962
U.S. agency-based mortgage-backed securities	—	36,042	—	36,042
U.S. Treasury securities	6,174	—	—	6,174
Obligations of the U.S. Government agencies	—	6,581	—	6,581
Asset-backed securities	—	4,245	—	4,245

Total held-to-maturity	$6,174	$621,175	$—	$627,349

The following table presents summary information regarding changes in the fair value of assets measured at fair value using Level 3 input.

December 31, 2013
(In thousands)
Balance at January 1, 2013	$—
Purchases	10,000
Total gains unrealized (included in earnings as part of net investment income)	591

Balance at December 31, 2013	$10,591

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

At December 31, 2013, the Company held two securities measured at fair value on a nonrecurring basis due to a recognized impairment of $275,133. The securities are valued using Level 2 inputs and had a value of $486,299 at December 31, 2013.

20.	Subsequent Events

On February 25, 2014, the Company declared a special cash dividend of $0.50 per share payable March 28, 2014 to shareholders of record on March 14, 2014.

Also on February 25, 2014 the Company declared a regular quarterly cash dividend of $0.12 per share payable on March 28, 2014 to shareholders of record on March 14, 2014. In 2013, the Company paid a quarterly cash dividend of $0.08 per share.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is expected to be $0.48 per share.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

21.	Quarterly Financial Data (Unaudited)

The following table represents unaudited quarterly financial data for the years ended December 31, 2013 and 2012.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2013
Premiums earned	$79,709	$81,983	$81,596	$86,695
Net investment income	6,670	6,649	6,947	6,763
Net realized gains (losses) on investments	24	(1,291)	(654)	710
Total revenues	86,512	87,511	88,003	94,309
Income before income taxes	11,080	10,647	12,447	25,030
Net income	8,851	7,644	9,699	17,443
Net income available to common shareholders	8,836	7,618	9,673	17,364
Earnings per share:
Basic	0.48	0.42	0.53	0.94
Diluted	0.47	0.41	0.52	0.92
Comprehensive income	8,306	3,584	8,654	15,819
Cash dividends declared per common share	$0.08	$0.08	$0.08	$0.08

2012
Premiums earned	$69,790	$69,733	$72,425	$78,741
Net investment income	6,914	6,605	6,801	6,698
Net realized gains on investments	1,791	137	985	66
Total revenues	78,654	76,637	80,374	85,583
Income before income taxes	11,433	4,033	9,003	12,674
Net income	9,561	3,445	7,121	9,226
Net income available to common shareholders	9,556	3,443	7,116	9,216
Earnings per share:
Basic	0.53	0.19	0.39	0.51
Diluted	0.52	0.19	0.38	0.50
Comprehensive income	9,508	3,948	8,570	8,091

Effective December 31, 2013, Amerisafe determined that to better reflect the collectability of accounts receivable balances, the Company decreased the allowance for doubtful accounts based on an analysis of historical write-offs. This change in estimate was accounted for prospectively during the three months ended December 31, 2013, and lowered underwriting and certain other operating costs by $1.7 million, increased income tax expense $0.6 million for a net income statement impact of $1.1 million or approximately $0.06 per share.

On November 14, 2013, American Interstate Insurance Company and Silver Oak Casualty, Inc. re-domesticated from Louisiana to Nebraska. As a result of the re-domestication, underwriting and certain other operating costs were reduced by $1.5 million to reflect the change in retaliatory premium taxes. This increase in pre-tax net income increased income tax expense $0.5 million, for a net income statement impact of $1.0 million in the three months ended December 31, 2013, or approximately $0.05 per share.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

22.	Capital Management

The Company’s Board of Directors initiated a share repurchase program in February 2011. In October 2012, and October 2013, the Board reauthorized this program with a new limit of $25.0 million. Unless reauthorized, the program will expire on December 31, 2014. Since beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

During 2013, the Company’s Board of Directors initiated a quarterly dividend of $0.08 per share.

Schedule II. Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands)
Assets
Investments:
Short-term investments	$248	$11,161
Fixed-maturity securities—held to maturity, at amortized cost	—	678
Fixed-maturity securities—available-for-sale, at fair value	965	1,018
Other investments	10,591	—
Investment in subsidiaries	352,193	330,825

Total investments	363,997	343,682
Cash and cash equivalents	47,726	31,792
Deferred income taxes	1,383	1,312
Notes receivable from subsidiaries	1,805	1,235
Property and equipment, net	2,181	2,214
Other assets	556	987

	$417,648	$381,222

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Accounts payable and other liabilities	$834	$—

Total liabilities	834	—
Shareholders’ equity (net of Treasury stock of $22,370 at December 31, 2013 and 2012)	416,814	381,222

	$417,648	$381,222

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenues
Net investment income	$1,051	$571	$478
Fee and other income	5,453	4,765	9,710

Total revenues	6,504	5,336	10,188

Expenses
Other operating costs	6,504	4,770	4,827
Interest expense	—	566	1,311

Total expenses	6,504	5,336	6,138

Income (loss) before income taxes and equity in earnings of subsidiaries	—	—	4,050
Income tax expense (benefit)	6	(9)	1,213

Gain (loss) before equity in earnings of subsidiaries	(6)	9	2,837
Equity in net income of subsidiaries	43,643	29,344	21,344

Net income	$43,637	$29,353	$24,181

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Operating activities
Net cash (used in) provided by operating activities	$1,829	$5,149	$(3,646)

Investing activities
Purchases of investments	(10,248)	(23,361)	(57,148)
Proceeds from sales of investments	11,674	39,537	40,990
Purchases of property and equipment	(779)	(842)	(943)
Dividends from subsidiary	15,000	21,000	32,000

Net cash provided by investing activities	15,647	36,334	14,899

Financing activities
Proceeds from stock option exercise	2,344	781	3,339
Tax benefit from share-based payments	2,024	421	1,043
Redemption of Subordinated Debt Security	—	(25,780)	(10,310)
Purchase of treasury stock	—	—	(10,268)
Dividends to shareholders	(5,910)	—	—

Net cash used in financing activities	(1,542)	(24,578)	(16,196)

Change in cash and cash equivalents	15,934	16,905	(4,943)
Cash and cash equivalents at beginning of year	31,792	14,887	19,830

Cash and cash equivalents at end of year	$47,726	$31,792	$14,887

Schedule VI. Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Cost	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Earned Premium	Net Investment Income	Loss and LAE Related to Current Period	Loss and LAE Related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
		(In thousands)
2013	$19,171	$614,557	$164,296	$329,983	$27,029	$241,584	$(12,611)	$(40,526)	$178,375	$353,752
2012	18,419	570,450	140,528	290,689	27,018	222,393	(2,490)	(39,120)	181,920	312,518
2011	16,578	538,214	118,699	251,015	26,340	196,269	(6,563)	(34,623)	179,097	258,220

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 edition). Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that internal control over financial reporting was effective as of December 31, 2013.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and shareholders of AMERISAFE, Inc. and Subsidiaries

We have audited AMERISAFE, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). AMERISAFE, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AMERISAFE, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMERISAFE, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of AMERISAFE, Inc. and Subsidiaries and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 28, 2014

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers and key employees is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2014 Annual Meeting of Shareholders. We plan to file such Proxy Statement within 120 days after December 31, 2013, the end of our fiscal year.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2014 Annual Meeting of Shareholders.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2014 Annual Meeting of Shareholders.

The information required by Item 10 with respect to our code of business conduct and ethics for executive and financial officers and directors is posted on our website at www.amerisafe.com in the Investor Relations section under “Governance—Code of Conduct.” We will post information regarding any amendment to, or waiver from, our code of business conduct and ethics on our website in the Investor Relations section under Corporate Governance.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees, and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2014 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2014 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

Exhibits:
3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.1*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and C. Allen Bradley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.2*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and Geoffrey R. Banta (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.3*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and Craig P. Leach (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.4*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2012).

10.5*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and Brendan Gau (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.6*	Employment Agreement, dated January 15, 2013 by and between the Company and Vincent J. Gagliano (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 6, 2013)

10.7*	Employment Agreement dated April 1, 2013 by and between the Company and Geoffrey R. Banta (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2013)

10.8*	Employment Agreement effective as of May 1, 2013 by and between the Company and Michael Grasher (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2013)

10.9*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.10*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.11*	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 27, 2012)

10.12*	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 15, 2012)

10.13*	AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Definitive Form 14A filed April 26, 2010)

10.14*	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement

10.15*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan

10.16*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.17*	AMERISAFE, Inc. Management Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 29, 2008).

10.18*	Form of Annual Incentive Compensation Plan

10.19	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.20	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.21	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland) Limited (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.22	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2009 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.23	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2010 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.24	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.25	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.26	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2012 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 9, 2012)

10.27	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2012, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 9, 2012)

10.28	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2013, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 6, 2013)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Grasher filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and Michael Grasher filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2014.

AMERISAFE, INC.

By:	/s/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2014.

/s/ C. ALLEN BRADLEY, JR. C. Allen Bradley, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael Grasher Michael Grasher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Philip A. Garcia	Director

* Jared A. Morris	Director

* Millard E. Morris	Director

* Daniel Phillips	Director

* Randall Roach	Director

* Austin P. Young, III	Director

Kathryn Rowan, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 28th day of February 2014, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ Kathryn H. Rowan
Kathryn H. Rowan, Attorney-in-Fact

EXHIBIT INDEX

Exhibits:

3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.1*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and C. Allen Bradley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.2*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and Geoffrey R. Banta (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.3*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and Craig P. Leach (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.4*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2012).

10.5*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and Brendan Gau (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.6*	Employment Agreement, dated January 15, 2013 by and between the Company and Vincent J. Gagliano (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 6, 2013)

10. 7*	Employment Agreement dated April 1, 2013 by and between the Company and Geoffrey R. Banta (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2013)

10.8*	Employment Agreement effective as of May 1, 2013 by and between the Company and Michael Grasher (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2013)

10.9*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.10*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.11*	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 27, 2012)

10.12*	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 15, 2012)

1

Exhibits:

10.13*	AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Definitive Form 14A filed April 26, 2010)

10.14*	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement

10.15*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan

10.16*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.17*	AMERISAFE, Inc. Management Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 29, 2008).

10.18*	Form of Annual Incentive Compensation Plan

10.19	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.20	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.21	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland) Limited (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.22	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2009 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.23	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2010 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.24	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.25	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.26	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2012 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 9, 2012)

10.27	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2012, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 9, 2012)

10.28	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2013, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 6, 2013)

2

Exhibits:

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-127133), filed August 3, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Grasher filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and Michael Grasher filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement

3