Form 10-Q
period 2014-03-31
AMERISAFE INC
filed 2014-05-02
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of April 30, 2014, there were 18,674,459 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, and under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $575,175 and $561,179 in 2014 and 2013, respectively)	$548,612	$536,583
Fixed maturity securities—available-for-sale, at fair value (cost $270,135 and $244,409 in 2014 and 2013, respectively)	268,189	237,877
Equity securities—available-for-sale, at fair value (cost $3,447 and $9,482 in 2014 and 2013, respectively)	3,682	9,302
Short-term investments	85,031	84,422
Other investments	10,820	10,591

Total investments	916,334	878,775
Cash and cash equivalents	106,860	123,077
Amounts recoverable from reinsurers	78,275	75,326
Premiums receivable, net of allowance	192,964	171,579
Deferred income taxes	32,806	33,645
Accrued interest receivable	11,345	11,242
Property and equipment, net	7,425	7,549
Deferred policy acquisition costs	21,091	19,171
Other assets	9,650	8,637

	$1,376,750	$1,329,001

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$636,191	$614,557
Unearned premiums	177,428	164,296
Reinsurance premiums payable	1,727	607
Amounts held for others	36,617	35,739
Policyholder deposits	45,811	44,620
Insurance-related assessments	28,113	25,428
Accounts payable and other liabilities	29,650	26,940
Payable for investments purchased	635	—

	956,172	912,187
Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2014 and 2013; 19,917,709 and 19,855,430 shares issued and 18,659,459 and 18,597,180 shares outstanding in 2014 and 2013, respectively	198	198
Additional paid-in capital	194,076	192,537
Treasury stock at cost (1,258,250 shares in 2014 and 2013)	(22,370)	(22,370)
Accumulated earnings	249,729	250,744
Accumulated other comprehensive loss, net	(1,055)	(4,295)

	420,578	416,814

	$1,376,750	$1,329,001

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Gross premiums written	$105,703	$99,123
Ceded premiums written	(3,339)	(4,481)

Net premiums written	$102,364	$94,642

Net premiums earned	$89,233	$79,709
Net investment income	6,708	6,670
Net realized gains on investments	101	24
Fee and other income	131	109

Total revenues	96,173	86,512
Expenses
Loss and loss adjustment expenses incurred	61,285	56,001
Underwriting and certain other operating costs	7,963	7,068
Commissions	6,687	6,164
Salaries and benefits	6,721	5,645
Policyholder dividends	113	554

Total expenses	82,769	75,432

Income before income taxes	13,404	11,080
Income tax expense	2,855	2,229

Net income	10,549	8,851

Net income available to common shareholders	$10,549	$8,836

Earnings per share
Basic	$0.57	$0.48

Diluted	$0.56	$0.47

Shares used in computing earnings per share
Basic	18,531,926	18,281,353

Diluted	18,859,682	18,689,842

Extraordinary cash dividends declared per common share	$0.50	$—

Cash dividends declared per common share	$0.12	$0.08

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$10,549	$8,851
Other comprehensive income:
Unrealized gain/(loss) on securities, net of tax	3,240	(545)

Comprehensive income	$13,789	$8,306

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amounts	Capital	Earnings	Loss
Balance at December 31, 2013	19,855,430	$198	(1,258,250)	$(22,370)	$192,537	$250,744	$(4,295)	$416,814
Comprehensive income	—	—	—	—	—	10,549	3,240	13,789
Options exercised	61,167	—	—	—	600	—	—	600
Tax benefit from share-based payments	—	—	—	—	625	—	—	625
Restricted common stock issued	1,112	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	314	—	—	314
Dividends to stockholders	—	—	—	—	—	(11,564)	—	(11,564)

Balance at March 31, 2014	19,917,709	$198	(1,258,250)	$(22,370)	$194,076	$249,729	$(1,055)	$420,578

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$10,549	$8,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	332	322
Net amortization of investments	3,765	2,928
Deferred income taxes	(906)	(885)
Net realized (gains) on investments	(101)	(24)
Share-based compensation	558	290
Changes in operating assets and liabilities:
Premiums receivable, net	(21,385)	(25,197)
Accrued interest receivable	(103)	87
Deferred policy acquisition costs	(1,920)	(1,619)
Other assets	(1,241)	(860)
Reserves for loss and loss adjustment expenses	21,634	7,538
Unearned premiums	13,132	14,932
Reinsurance balances	(1,829)	2,675
Amounts held for others and policyholder deposits	2,069	3,124
Accounts payable and other liabilities	5,732	9,615

Net cash provided by operating activities	30,286	21,777
Investing Activities
Purchases of investments held-to-maturity	(38,698)	(26,454)
Purchases of investments available-for-sale	(35,248)	(43,263)
Purchases of short-term investments	(44,920)	(47,603)
Proceeds from maturities of investments held-to-maturity	24,930	34,411
Proceeds from sales and maturities of investments available-for-sale	14,557	2,528
Proceeds from sales and maturities of short-term investments	43,369	41,338
Purchases of property and equipment	(208)	(144)

Net cash used in investing activities	(36,218)	(39,187)
Financing Activities
Proceeds from stock option exercises	600	855
Tax benefit from share-based payments	625	642
Dividends to stockholders	(11,510)	(1,469)

Net cash (used in)/provided by financing activities	(10,285)	28

Change in cash and cash equivalents	(16,217)	(17,382)
Cash and cash equivalents at beginning of period	123,077	92,676

Cash and cash equivalents at end of period	$106,860	$75,294

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

AMERISAFE, Inc. (the “Company”) is an insurance holding company incorporated in the state of Texas. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: American Interstate Insurance Company (“AIIC”), Silver Oak Casualty, Inc. (“SOCI”), American Interstate Insurance Company of Texas (“AIICTX”), Amerisafe Risk Services, Inc. (“RISK”) and Amerisafe General Agency, Inc. (“AGAI”). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Nebraska. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. In 2013, AIIC and SOCI were re-domesticated to Nebraska from Louisiana. RISK, a wholly owned subsidiary of the Company, is a claims and safety services company, currently servicing only affiliated insurance companies. AGAI, a wholly owned subsidiary of the Company, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers. The assets and operations of AGAI are not significant to that of the Company and its consolidated subsidiaries. The terms “AMERISAFE,” the “Company,” “we,” “us” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, manufacturing, oil and gas, and agriculture. Assets and revenues of AIIC represent at least 95% of comparable consolidated amounts of the Company for each of 2014 and 2013.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Note 2. Stock Options and Restricted Stock

The Company has three equity incentive plans: the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”), the AMERISAFE 2010 Non-Employee Director Restricted Stock Plan (the “2010 Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). See Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding the Company’s incentive plans.

In March 2013, the Company granted 4,312 shares of restricted common stock to four executive officers. The awards were made pursuant to the Company’s 2012 Incentive Plan.

During the three months ended March 31, 2014, options to purchase 61,167 shares of common stock were exercised. During the three months ended March 31, 2013, options to purchase 95,000 shares of common stock were exercised. In connection with these exercises, the Company received $0.6 million of stock option proceeds in the first three months of 2014 and $0.9 million of stock option proceeds in the same period in 2013.

The Company recognized share-based compensation expense of $0.6 million and $0.3 million in the three months ended March 31, 2014 and 2013, respectively.

Note 3. Earnings Per Share

The Company computes earnings per share (EPS) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Additionally, during 2013, the Company applied the “two-class method” in computing basic and diluted earnings per share as a result of the participating unvested common shares which contained nonforfeitable rights to dividends during this period. As of January 1, 2014, the Company no longer has participating unvested common shares which contain nonforfeitable rights to dividends and now applies the treasury stock method in computing basic and diluted earnings per share.

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

	Three Months Ended March 31,
	2014	2013
	(in thousands, except share and per share amounts)
Basic EPS:
Net income, as reported	$10,549	$8,851
Less allocated income to unvested shares	—	15

Net income available to common shareholders—basic	$10,549	$8,836

Basic weighted average common shares	18,531,926	18,281,353
Basic earnings per common share	$0.57	$0.48
Diluted EPS:
Net income available to common shareholders—diluted	$10,549	$8,836

Diluted weighted average common shares:
Weighted average common shares	18,531,926	18,281,353
Stock options and performance shares	327,756	408,489

Diluted weighted average common shares	18,859,682	18,689,842

Diluted earnings per common share	$0.56	$0.47

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at March 31, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$368,697	$19,970	$(303)	$388,364
Corporate bonds	94,099	945	(74)	94,970
Commercial mortgage-backed securities	49,884	3,079	—	52,963
U.S. agency-based mortgage-backed securities	20,418	1,794	—	22,212
U.S. Treasury securities and obligations of U.S. government agencies	12,265	1,077	(6)	13,336
Asset-backed securities	3,249	214	(133)	3,330

Totals	$548,612	$27,079	$(516)	$575,175

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at March 31, 2014 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$153,335	$3,530	$(2,790)	$154,075
Corporate bonds	106,789	503	(198)	107,094
U.S. agency-based mortgage-backed securities	10,011	—	(2,991)	7,020

Total fixed maturity	270,135	4,033	(5,979)	268,189
Other investments	10,000	820	—	10,820
Equity securities	3,447	261	(26)	3,682

Totals	$283,582	$5,114	$(6,005)	$282,691

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

A summary of the cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at March 31, 2014, by contractual maturity, is as follows:

Remaining Time to Maturity	Amortized Cost Basis	Fair Value
	(in thousands)
Less than one year	$55,114	$55,575
One to five years	171,828	179,609
Five to ten years	127,493	136,840
More than ten years	120,626	124,646
U.S. agency-based mortgage-backed securities	20,418	22,212
Commercial mortgage-backed securities	49,884	52,963
Asset-backed securities	3,249	3,330

Total	$548,612	$575,175

A summary of cost and fair value of investments in fixed maturity securities, classified as available-for-sale at March 31, 2014, by contractual maturity, is as follows:

Remaining Time to Maturity	Amortized Cost Basis	Fair Value
	(in thousands)
Less than one year	$41,459	$41,542
One to five years	60,956	61,229
Five to ten years	15,939	16,289
More than ten years	141,770	142,109
U.S. agency-based mortgage-backed securities	10,011	7,020

Total	$270,135	$268,189

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
	(In thousands)
March 31, 2014
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$24,290	$74	$—	$—	$24,290	$74
States and political subdivisions	27,027	262	2,012	41	29,039	303
Asset-backed securities	—	—	1,866	133	1,866	133
U.S. Treasury securities and obligations of U.S. government agencies	3,387	6	—	—	3,387	6

Total held-to-maturity securities	54,704	342	3,878	174	58,582	516

Available-for Sale
Fixed maturity securities:
Corporate bonds	$45,493	$198	$—	$—	$45,493	$198
States and political subdivisions	43,605	1,371	12,247	1,419	55,852	2,790
U.S. agency-based mortgage-backed securities	1,324	423	5,695	2,568	7,019	2,991
Equity securities	461	26	—	—	461	26

Total available-for-sale securities	90,883	2,018	17,942	3,987	108,825	6,005

Total	$145,587	$2,360	$21,820	$4,161	$167,407	$6,521

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
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

At March 31, 2014, the Company held 144 individual fixed maturity securities and one equity security that were in an unrealized loss position, of which 27 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

Amerisafe holds investments in a long/short equity fund, accounted for under the equity method. The carrying value of this investment is $10.8 million at March 31, 2014.

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

Net realized gains on investments in the three months ended March 31, 2014 totaled $0.1 million resulting from gains on called fixed maturity securities and the sale of equity securities. Net realized gains in the three months ended March 31, 2013 were immaterial.

As a result of the review of our investment portfolio, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments in the three months ended March 31, 2014 and 2013.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of March 31, 2014, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended March 31, 2014 and 2013.

Tax years 2009 through 2013 are subject to examination by the federal and state taxing authorities. In April 2012, the Company was notified by the Internal Revenue Service that the examination for tax year 2009 had been completed, but remains subject to state taxing authorities.

Note 6. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $13.8 million for the three months ended March 31, 2014, compared to $8.3 million for the three months ended March 31, 2013. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale securities.

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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Beginning balance	$(4,295)	$2,979
Other comprehensive income/(loss) before reclassification	3,134	(556)
Amounts reclassified from accumulated other comprehensive income	106	11

Net current period other comprehensive income/(loss)	3,240	(545)

Ending Balance	$(1,055)	$2,434

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Three Months Ended March 31,		Affected line item in the statement of income
	2014	2013
	(in thousands)
Unrealized losses on available-for-sale securities	$(163)	$(17)	Net realized gains on investments

	(163)	(17)	Income before income taxes
	57	6	Income tax expense

	$(106)	$(11)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014.

At March 31, 2014, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Other investments	$—	$—	$10,820	$10,820
Securities available for sale—equity:
Domestic common stock	3,682	—	—	3,682
Securities available for sale—fixed maturity:
States and political subdivisions	—	154,075	—	154,075
Corporate bonds	—	107,094	—	107,094
U.S. agency-based mortgage-backed securities	—	7,020	—	7,020

Total securities available for sale—fixed maturity	—	268,189	—	268,189

Total available for sale	$3,682	$268,189	$10,820	$282,691

At March 31, 2014, assets and liabilities measured at amortized cost are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity
States and political subdivisions	$—	$388,364	$—	$388,364
Corporate bonds	—	94,970	—	94,970
Commercial mortgage-backed securities	—	52,963	—	52,963
U.S. agency-based mortgage-backed securities	—	22,212	—	22,212
U.S. Treasury securities and obligations of U.S. government agencies	7,343	—	—	7,343
Obligations of U.S. government agencies	—	5,993	—	5,993
Asset-backed securities	—	3,330	—	3,330

Total held-to-maturity	$7,343	$567,832	$—	$575,175

At December 31, 2013, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Other investments	$—	$—	$10,591	$10,591
Securities available for sale—equity
Domestic common stock	9,302	—	—	9,302
Securities available for sale—fixed maturity
States and political subdivisions	—	150,375	—	150,375
Corporate bonds	—	80,428	—	80,428
U.S. agency-based mortgage-backed securities	—	7,074	—	7,074

Total available for sale—fixed maturity	—	$237,877	$—	$237,877

Total available for sale	$9,302	$237,877	$10,591	$257,770

At December 31, 2013, assets and liabilities measured at amortized cost are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity
States and political subdivisions	$—	$399,155	$—	$399,155
Corporate bonds	—	68,243	—	68,243
Commercial mortgage-backed securities	—	54,244	—	54,244
U.S. agency-based mortgage-backed securities	—	23,565	—	23,565
U.S. Treasury securities	6,602	—	—	6,602
Obligations of U.S. government agencies	—	5,914	—	5,914
Asset-backed securities	—	3,456	—	3,456

Total held-to-maturity	$6,602	$554,577	$—	$561,179

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

Investments—The fair values for fixed maturity and equity securities are based on prices obtained from an independent pricing service. Equity and treasury securities are characterized as Level 1 assets, as their fair values are based on quoted prices in active markets. Fixed maturity securities, other than treasury securities, are characterized as Level 2 assets, as their fair values are determined using observable market inputs.

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

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$548,612	$575,175	$536,583	$561,179
Fixed maturity securities—available-for-sale	268,189	268,189	237,877	237,877
Equity securities	3,682	3,682	9,302	9,302
Cash and cash equivalents	106,860	106,860	123,077	123,077
Short-term investments	85,031	85,031	84,422	84,422
Other investments	10,820	10,820	10,591	10,591

The following table presents summary information regarding changes in the fair value of assets measured at fair value using Level 3 input.

	March 31, 2014	December 31, 2013
	(in thousands)
Beginning balance	$10,591	$—
Purchases	—	10,000
Total gains unrealized (Included in earnings as part of net investment income)	229	591

Ending Balance	$10,820	$10,591

The purchase reported on the Level 3 table above is related to an interest in a limited partnership.

Note 8. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2011, October 2012 and October 2013, the Board reauthorized this program with a new limit of $25.0 million. Unless reauthorized, the program will expire on December 31, 2014. Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

Note 9. Subsequent Events

On April 29, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share, payable on June 26, 2014 to shareholders of record as of June 12, 2014. The Board intends to consider the payment of a regular cash dividend each calendar quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three months ended March 31, 2014 and 2013. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$105,703	$99,123
Net premiums earned	89,233	79,709
Net investment income	6,708	6,670
Total revenues	96,173	86,512
Total expenses	82,769	75,432
Net income	10,549	8,851
Diluted earnings per common share	$0.56	$0.47
Other Key Measures
Net combined ratio (1)	92.7%	94.7%
Return on average equity (2)	10.1%	9.2%
Book value per share (3)	$22.54	$21.20

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by net premiums earned in the current period.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period.
(3)	Book value per share is calculated by dividing shareholders’ equity by total outstanding shares, as of the end of the period.

Consolidated Results of Operations for Three Months Ended March 31, 2014 Compared to March 31, 2013

Gross Premiums Written. Gross premiums written for the quarter ended March 31, 2014 were $105.7 million, compared to $99.1 million for the same period in 2013, an increase of 6.6%. The increase was attributable to a $8.5 million increase in annual premiums on voluntary policies written during the period and a $0.7 million increase in assumed premiums from mandatory pooling arrangements. These increases were partially offset by a $2.7 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. The effective loss cost multiplier for our voluntary business was 1.86 for the first quarter ended March 31, 2014 compared to 1.72 for the same period in 2013.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2014 were $102.4 million, compared to $94.6 million for the same period in 2013, an increase of 8.2%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.6% for the first quarter of 2014 compared to 5.3% for the first quarter of 2013. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2014 reinsurance treaties. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2013. Subsequent to the filing of the Annual Report on Form 10-K for the year ended December 31, 2013, AMSF placed the remaining 25% of its $3 million excess of $2 million working layer with a third party reinsurer. As a result, the working layer is 100% placed with reinsurers and Amerisafe is no longer a co-participant.

Net Premiums Earned. Net premiums earned for the first quarter of 2014 were $89.2 million, compared to $79.7 million for the same period in 2013, an increase of 11.9%. The increase was attributable to the increase in net premiums written in the quarter.

Net Investment Income. Net investment income for the quarter ended March 31, 2014 and 2013 was $6.7 million. Average invested assets, including cash and cash equivalents, were $1.0 billion in the quarter ended March 31, 2014, compared to an average of $0.9 billion for the same period in 2013, an increase of 11.9%. The pre-tax investment yield on our investment portfolio was 2.7% and 2.9% per annum during the quarters ended March 31, 2014 and 2013, respectively. The tax-equivalent yield on our investment portfolio was 3.8% per annum for the quarter ended March 31, 2014, compared to 4.2% per annum for the same period in 2013. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains on Investments. Net realized gains on investments for the three months ended March 31, 2014 totaled $0.1 million compared to an immaterial amount for the same period in 2013. Net realized gains in the first quarter of 2014 were attributable to called fixed maturity securities and the sale of equity securities from the available-for-sale portfolio.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $61.3 million for the three months ended March 31, 2014, compared to $56.0 million for the same period in 2013, an increase of $5.3 million, or 9.4%. The current accident year losses and LAE incurred were $63.8 million, or 71.5% of net premiums earned, compared to $58.4 million, or 73.2% of net premiums earned, for the same period in 2013. We recorded favorable prior accident year development of $2.5 million in the first quarter of 2014, compared to favorable prior accident year development of $2.4 million in the same period of 2013, as further discussed below in “Prior Year Development.” Our net loss ratio was 68.7% in the first quarter of 2014, compared to 70.3% for the same period of 2013.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended March 31, 2014 were $21.4 million, compared to $18.9 million for the same period in 2013, an increase of 13.2%. This increase was primarily driven by a $1.1 million increase in compensation expense due to annual merit increases as well as increases in bonus and share-based compensation, a $0.5 million increase in commission expense, and a $0.2 million increase in mandatory pooling arrangement fees. Offsetting the increases were a $0.3 million decrease in insurance related assessments and a $0.5 million decrease in premium tax expense primarily driven by the re-domestication to Nebraska. In addition, due to a change in our 2014 reinsurance treaty, we experienced a $1.0 million decrease in experience rated commission and a $0.4 million decrease in ceding commission. For the quarter, our expense ratio was 23.9% in 2014 compared to 23.7% in 2013.

Income Tax Expense. Income tax expense for the three months ended March 31, 2014 was $2.9 million, compared to $2.2 million for the same period in 2013. The increase was attributable to an increase in the effective tax rate to 21.3% in the first quarter of 2014 from 20.1% in the first quarter of 2013. The increase in the effective tax rate was attributable to improved underwriting margins which lowered the ratio of tax-exempt investment income to pre-tax income in the first quarter of 2014 compared to the first quarter of 2013.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the excess.

Net cash provided by operating activities was $30.3 million for the three months ended March 31, 2014, which represented a $8.5 million increase from $21.8 million in net cash provided by operating activities for the three months ended March 31, 2013. This increase in operating cash flow was attributable to a $12.4 million increase in premium collections, a $3.3 million decrease in losses paid and a $0.7 million increase in investment income. Offsetting these increases were a $4.0 million decrease in payable for securities sold, a $3.2 million increase in underwriting expenses paid, a $0.4 million increase in federal income taxes paid and a $0.3 million decrease in reinsurance recoveries.

Net cash used in investing activities was $36.2 million for the three months ended March 31, 2014, compared to net cash used in investment activities of $39.2 million for the same period in 2013. Cash provided by sales and maturities of investments totaled $82.9 million for the three months ended March 31, 2014, compared to $78.3 million for the same period in 2013. A total of $118.9 million in cash was used to purchase investments in the three months ended March 31, 2014, compared to $117.3 million in purchases for the same period in 2013.

Net cash used in financing activities in the three months ended March 31, 2014 was $10.3 million compared to an immaterial amount for the same period in 2013. In the three months ended March 31, 2014, $11.5 million of cash was used for dividends paid to shareholders compared to $1.5 million in the same period of 2013. Offsetting these decreases were proceeds of $0.6 million from stock option exercises in the three months ended March 31, 2014 compared to $0.9 million for the same period in 2013. During the three months ended March 31, 2014 and 2013, the tax benefit from share based compensation was $0.6 million.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, 2012 and 2013, the Board reauthorized this program. As of March 31, 2014, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company has $25.0 million available for future purchases at March 31, 2014 under this program. There were no shares purchased during the three months ended March 31, 2014 and 2013. We intend to purchase shares of our common stock from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

On February 25, 2014, the Company declared an extraordinary cash dividend of $0.50 per share, or $9.3 million, payable March 28, 2014 to shareholders of record on March 14, 2014. There were no extraordinary cash dividends declared in 2013.

Also on February 25, 2014, the Company declared a regular quarterly cash dividend of $0.12 per share, or $2.2 million, payable on March 28, 2014 to shareholders of record on March 14, 2014. In 2013, the Company paid a quarterly cash dividend of $0.08 per share.

On April 29, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share, payable on June 26, 2014 to shareholders of record as of June 12, 2014. The Board intends to consider the payment of a regular cash dividend each calendar quarter.

Investment Portfolio

As of March 31, 2014, our investment portfolio, including cash and cash equivalents, totaled $1.0 billion, an increase of 11.4% from $0.9 billion on March 31, 2013. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities,” was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2014, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$368,697	36.0%
U.S. agency-based mortgage-backed securities	20,418	2.0%
Commercial mortgage-backed securities	49,884	4.8%
U.S. Treasury securities and obligations of U.S. government agencies	12,265	1.2%
Corporate bonds	94,099	9.2%
Asset-backed securities	3,249	0.3%

Total fixed maturity securities—held-to-maturity	548,612	53.5%

Fixed maturity securities—available-for-sale:
States and political subdivisions	154,075	15.1%
U.S. agency-based mortgage-backed securities	7,020	0.7%
Corporate bonds	107,094	10.5%

Total fixed maturity securities—available-for-sale	268,189	26.3%

Equity securities	3,682	0.4%
Short-term investments	85,031	8.3%
Cash and cash equivalents	106,860	10.4%
Other investments	10,820	1.1%

Total investments, including cash and cash equivalents	$1,023,194	100.0%

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

During the three months ended March 31, 2014 and 2013, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Prior Year Development

The Company recorded favorable prior accident year development of $2.5 million in the three months ended March 31, 2014. The table below sets forth the favorable or unfavorable development for the three months ended March 31, 2014 and 2013 for accident years 2009 through 2013 and, collectively, for all accident years prior to 2009.

	Favorable/(Unfavorable) Development
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(in millions)
Accident Year
2013	$—	$—
2012	—	0.1
2011	—	—
2010	0.3	0.2
2009	1.0	1.1
Prior to 2009	1.2	1.0

Total net development	$2.5	$2.4

The table below sets forth the number of open claims as of March 31, 2014 and 2013, and the number of claims reported and closed during the three months then ended.

	Three Months Ended March 31,
	2014	2013
Open claims at beginning of period	5,297	4,964
Claims reported	1,320	1,260
Claims closed	(1,283)	(1,145)

Open claims at end of period	5,334	5,079

The number of open claims at March 31, 2014 increased by 255 claims as compared to the number of open claims at March 31, 2013. Efforts continue to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). Management believes that these efforts have contributed, in part, to the favorable prior accident year development recorded for the three months ended March 31, 2014.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see Item 1, “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2013, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, 2012 and 2013, the Board reauthorized this program. As of December 31, 2013, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. There were no shares purchased during the three months ended March 31, 2014 and 2013. We intend to purchase shares of our common stock from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital. The dollar value of shares that may yet be purchased under the program is $25.0 million.

Item 6.	Exhibits.

Exhibit No.	Description

10.32	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2014, issued to the Company by the reinsurers named therein

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Grasher filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and Michael Grasher filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

May 2, 2014	/s/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 2, 2014	/s/ Michael Grasher
Michael Grasher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.32	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2014, issued to the Company by the reinsurers named therein

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Grasher filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and Michael Grasher filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document