Form 10-Q
period 2014-06-30
AMERISAFE INC
filed 2014-08-01
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of July 31, 2014, there were 18,741,325 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $607,512 and $561,179 in 2014 and 2013, respectively)	$579,145	$536,583
Fixed maturity securities—available-for-sale, at fair value (cost $282,240 and $244,409 in 2014 and 2013, respectively)	284,613	237,877
Equity securities—available-for-sale, at fair value (cost $3,446 and $9,482 in 2014 and 2013, respectively)	3,980	9,302
Short-term investments	85,806	84,422
Other investments	11,092	10,591

Total investments	964,636	878,775
Cash and cash equivalents	98,818	123,077
Amounts recoverable from reinsurers	85,512	75,326
Premiums receivable, net of allowance	205,113	171,579
Deferred income taxes	33,542	33,645
Accrued interest receivable	11,234	11,242
Property and equipment, net	7,589	7,549
Deferred policy acquisition costs	21,809	19,171
Other assets	11,464	8,637

	$1,439,717	$1,329,001

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$657,276	$614,557
Unearned premiums	184,238	164,296
Reinsurance premiums payable	1,000	607
Amounts held for others	39,084	35,739
Policyholder deposits	47,450	44,620
Insurance-related assessments	32,137	25,428
Accounts payable and other liabilities	32,651	26,940
Payable for investments purchased	10,397	—

	1,004,233	912,187
Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2014 and 2013; 19,984,575 and 19,855,430 shares issued and 18,726,325 and 18,597,180 shares outstanding in 2014 and 2013, respectively	199	198
Additional paid-in capital	195,436	192,537
Treasury stock at cost (1,258,250 shares in 2014 and 2013)	(22,370)	(22,370)
Accumulated earnings	260,258	250,744
Accumulated other comprehensive income/(loss), net	1,961	(4,295)

	435,484	416,814

	$1,439,717	$1,329,001

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Gross premiums written	$103,820	$95,815	$209,523	$194,938
Ceded premiums written	(3,493)	(4,576)	(6,832)	(9,057)

Net premiums written	$100,327	$91,239	$202,691	$185,881

Net premiums earned	$93,516	$81,983	$182,749	$161,692
Net investment income	6,845	6,649	13,553	13,319
Net realized gains/(losses) on investments	232	(1,291)	333	(1,267)
Fee and other income	31	170	162	279

Total revenues	100,624	87,511	196,797	174,023
Expenses
Loss and loss adjustment expenses incurred	62,463	56,813	123,748	112,814
Underwriting and certain other operating costs	8,839	7,770	16,802	14,838
Commissions	6,987	6,229	13,674	12,393
Salaries and benefits	5,186	5,664	11,907	11,309
Policyholder dividends	88	388	201	942

Total expenses	83,563	76,864	166,332	152,296

Income before income taxes	17,061	10,647	30,465	21,727
Income tax expense	4,288	3,003	7,143	5,232

Net income	12,773	7,644	23,322	16,495

Net income available to common shareholders	$12,773	$7,618	$23,322	$16,454

Earnings per share
Basic	$0.69	$0.42	$1.26	$0.90

Diluted	$0.68	$0.41	$1.23	$0.88

Shares used in computing earnings per share
Basic	18,600,186	18,353,174	18,566,235	18,317,452

Diluted	18,894,885	18,712,299	18,885,384	18,713,776

Extraordinary cash dividends declared per common share	$—	$—	$0.50	$—

Cash dividends declared per common share	$0.12	$0.08	$0.24	$0.16

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$12,773	$7,644	$23,322	$16,495
Other comprehensive income:
Unrealized gain/(loss) on securities, net of tax	3,016	(4,060)	6,256	(4,605)

Comprehensive income	$15,789	$3,584	$29,578	$11,890

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amounts	Capital	Earnings	Loss	Total
Balance at December 31, 2013	19,855,430	$198	(1,258,250)	$(22,370)	$192,537	$250,744	$(4,295)	$416,814
Comprehensive income	—	—	—	—	—	23,322	6,256	29,578
Options exercised	123,167	1	—	—	1,126	—	—	1,127
Tax benefit from share-based payments	—	—	—	—	1,227	—	—	1,227
Restricted common stock issued	5,978	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	546	—	—	546
Dividends to stockholders	—	—	—	—	—	(13,808)	—	(13,808)

Balance at June 30, 2014	19,984,575	$199	(1,258,250)	$(22,370)	$195,436	$260,258	$1,961	$435,484

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$23,322	$16,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	627	644
Net amortization of investments	7,389	6,183
Deferred income taxes	(3,266)	(1,772)
Net realized (gains)/losses on investments	(333)	1,267
Loss on sale of asset	—	2
Share-based compensation	423	669
Changes in operating assets and liabilities:
Premiums receivable, net	(33,534)	(38,295)
Accrued interest receivable	8	(488)
Deferred policy acquisition costs	(2,638)	(2,540)
Other assets	(3,328)	(2,121)
Reserves for loss and loss adjustment expenses	42,719	23,020
Unearned premiums	19,942	24,188
Reinsurance balances	(9,793)	(1,855)
Amounts held for others and policyholder deposits	6,175	7,756
Accounts payable and other liabilities	22,885	26,293

Net cash provided by operating activities	70,598	59,446
Investing Activities
Purchases of investments held-to-maturity	(92,419)	(48,321)
Purchases of investments available-for-sale	(67,029)	(77,720)
Purchases of short-term investments	(69,139)	(72,680)
Proceeds from maturities of investments held-to-maturity	46,614	62,403
Proceeds from sales and maturities of investments available-for-sale	33,120	11,179
Proceeds from sales and maturities of short-term investments	66,061	58,039
Purchases of property and equipment	(667)	(662)

Net cash used in investing activities	(83,459)	(67,762)
Financing Activities
Proceeds from stock option exercises	1,127	1,125
Tax benefit from share-based payments	1,227	883
Dividends to stockholders	(13,752)	(2,944)

Net cash used in financing activities	(11,398)	(936)

Change in cash and cash equivalents	(24,259)	(9,252)
Cash and cash equivalents at beginning of period	123,077	92,676

Cash and cash equivalents at end of period	$98,818	$83,424

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

In June 2014, the Company granted 4,866 shares of restricted common stock to non-employee directors in accordance with the 2010 Restricted Stock Plan. The market value of the restricted shares granted was $0.2 million.

During the six months ended June 30, 2014, options to purchase 123,167 shares of common stock were exercised. During the six months ended June 30, 2013, options to purchase 125,000 shares of common stock were exercised. In connection with these exercises, the Company received $1.1 million of stock option proceeds in the first six months each of 2014 and 2013.

The Company recognized share-based compensation expense of $0.4 million and $0.7 million in the six months ended June 30, 2014 and 2013, respectively.

Note 3. Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Additionally, during 2013, the Company applied the “two-class method” in computing basic and diluted earnings per share as a result of the participating unvested common shares which contained nonforfeitable rights to dividends during this period. As of January 1, 2014, the Company no longer has participating unvested common shares which contain nonforfeitable rights to dividends and now applies the treasury stock method in computing basic and diluted earnings per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Basic EPS:
Net income, as reported	$12,773	$7,644	$23,322	$16,495
Less allocated income to unvested shares	—	26	—	41

Net income available to common shareholders—basic	$12,773	$7,618	$23,322	$16,454

Basic weighted average common shares	18,600,186	18,353,174	18,566,235	18,317,452
Basic earnings per common share	$0.69	$0.42	$1.26	$0.90
Diluted EPS:
Net income available to common shareholders—diluted	$12,773	$7,619	$23,322	$16,455

Diluted weighted average common shares:
Weighted average common shares	18,600,186	18,353,174	18,566,235	18,317,452
Stock options and performance shares	294,699	359,125	319,149	396,324

Diluted weighted average common shares	18,894,885	18,712,299	18,885,384	18,713,776

Diluted earnings per common share	$0.68	$0.41	$1.23	$0.88

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at June 30, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$392,381	$21,821	$(66)	$414,136
Corporate bonds	102,925	756	(57)	103,624
Commercial mortgage-backed securities	49,327	2,767	—	52,094
U.S. agency-based mortgage-backed securities	19,170	1,892	—	21,062
U.S. Treasury securities and obligations of U.S. government agencies	12,259	1,132	(1)	13,390
Asset-backed securities	3,083	243	(120)	3,206

Totals	$579,145	$28,611	$(244)	$607,512

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at June 30, 2014 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$151,140	$5,711	$(1,759)	$155,092
Corporate bonds	121,088	708	(33)	121,763
U.S. agency-based mortgage-backed securities	10,012	1	(2,255)	7,758

Total fixed maturity	282,240	6,420	(4,047)	284,613
Other investments	10,000	1,092	—	11,092
Equity securities	3,446	540	(6)	3,980

Totals	$295,686	$8,052	$(4,053)	$299,685

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

A summary of the cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at June 30, 2014, by contractual maturity, is as follows:

Remaining Time to Maturity	Amortized Cost Basis	Fair Value
	(in thousands)
Less than one year	$55,153	$55,726
One to five years	186,929	194,771
Five to ten years	140,954	150,762
More than ten years	124,529	129,891
U.S. agency-based mortgage-backed securities	19,170	21,062
Commercial mortgage-backed securities	49,327	52,094
Asset-backed securities	3,083	3,206

Total	$579,145	$607,512

A summary of cost and fair value of investments in fixed maturity securities, classified as available-for-sale at June 30, 2014, by contractual maturity, is as follows:

Remaining Time to Maturity	Amortized Cost Basis	Fair Value
	(in thousands)
Less than one year	$34,052	$34,120
One to five years	84,799	85,482
Five to ten years	14,305	14,661
More than ten years	139,072	142,592
U.S. agency-based mortgage-backed securities	10,012	7,758

Total	$282,240	$284,613

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
	(In thousands)
June 30, 2014
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$19,268	$57	$—	$—	$19,268	$57
States and political subdivisions	14,872	64	1,423	2	16,295	66
Asset-backed securities	—	—	1,799	120	1,799	120
U.S. Treasury securities and obligations of U.S. government agencies	2,852	1	—	—	2,852	1

Total held-to-maturity securities	36,992	122	3,222	122	40,214	244

Available-for Sale
Fixed maturity securities:
Corporate bonds	$20,127	$30	$986	$3	$21,113	$33
States and political subdivisions	14,689	82	12,700	1,677	27,389	1,759
U.S. agency-based mortgage-backed securities	605	79	7,031	2,176	7,636	2,255
Equity securities	480	6	—	—	480	6

Total available-for-sale securities	35,901	197	20,717	3,856	56,618	4,053

Total	$72,893	$319	$23,939	$3,978	$96,832	$4,297

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
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

At June 30, 2014, the Company held 88 individual fixed maturity securities and one equity security that were in an unrealized loss position, of which 26 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

The Company holds investments in a long/short equity fund, accounted for under the equity method. The carrying value of this investment is $11.1 million at June 30, 2014.

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

Net realized gains on investments in the six months ended June 30, 2014 totaled $0.3 million resulting from gains on called fixed maturity securities and the sale of equity securities. Net realized losses in the six months ended June 30, 2013 were $1.3 million from the impairment losses recognized for other-than-temporary declines in the fair value of certain equity securities of $1.9 million offset by realized gains of $0.6 from the sale of equity and fixed maturity securities classified as available-for-sale.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of June 30, 2014, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended June 30, 2014 and 2013.

Tax years 2009 through 2013 are subject to examination by the federal and state taxing authorities. In April 2012, the Company was notified by the Internal Revenue Service that the examination for tax year 2009 had been completed, but remains subject to state taxing authorities.

Note 6. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $15.8 million for the three months ended June 30, 2014, compared to $3.6 million for the three months ended June 30, 2013. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale securities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$(1,055)	$2,434	$(4,295)	$2,979
Other comprehensive income/(loss) before reclassification	3,143	(4,442)	6,120	(4,857)
Amounts reclassified from accumulated other comprehensive income	(127)	382	136	252

Net current period other comprehensive income/(loss)	3,016	(4,060)	6,256	(4,605)

Ending balance	$1,961	$(1,626)	$1,961	$(1,626)

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in the statement of income
	2014	2013	2014	2013
	(in thousands)
Unrealized gains/(losses) on available-for-sale securities	$195	$209	$(209)	$92	Net realized gains on investments
Other-than-temporary impairment	—	(797)	—	(479)	Net realized gains on investments

	195	(588)	(209)	(387)	Income before income taxes
	(68)	206	73	135	Income tax expense

	$127	$(382)	$(136)	$(252)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2014.

At June 30, 2014, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Other investments	$—	$—	$11,092	$11,092
Securities available for sale—equity:
Domestic common stock	3,980	—	—	3,980
Securities available for sale—fixed maturity:
States and political subdivisions	—	155,092	—	155,092
Corporate bonds	—	121,763	—	121,763
U.S. agency-based mortgage-backed securities	—	7,758	—	7,758

Total securities available for sale—fixed maturity	—	284,613	—	284,613

Total available for sale	$3,980	$284,613	$11,092	$299,685

At June 30, 2014, assets and liabilities measured at amortized cost are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity
States and political subdivisions	$—	$414,136	$—	$414,136
Corporate bonds	—	103,624	—	103,624
Commercial mortgage-backed securities	—	52,094	—	52,094
U.S. agency-based mortgage-backed securities	—	21,062	—	21,062
U.S. Treasury securities	7,339	—	—	7,339
Obligations of U.S. government agencies	—	6,051	—	6,051
Asset-backed securities	—	3,206	—	3,206

Total held-to-maturity	$7,339	$600,173	$—	$607,512

At December 31, 2013, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Other investments	$—	$—	$10,591	$10,591
Securities available for sale—equity
Domestic common stock	9,302	—	—	9,302
Securities available for sale—fixed maturity
States and political subdivisions	—	150,375	—	150,375
Corporate bonds	—	80,428	—	80,428
U.S. agency-based mortgage-backed securities	—	7,074	—	7,074

Total available for sale—fixed maturity	—	$237,877	$—	$237,877

Total available for sale	$9,302	$237,877	$10,591	$257,770

At December 31, 2013, assets and liabilities measured at amortized cost are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity
States and political subdivisions	$—	$399,155	$—	$399,155
Corporate bonds	—	68,243	—	68,243
Commercial mortgage-backed securities	—	54,244	—	54,244
U.S. agency-based mortgage-backed securities	—	23,565	—	23,565
U.S. Treasury securities	6,602	—	—	6,602
Obligations of U.S. government agencies	—	5,914	—	5,914
Asset-backed securities	—	3,456	—	3,456

Total held-to-maturity	$6,602	$554,577	$—	$561,179

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

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of June 30, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$579,145	$607,512	$536,583	$561,179
Fixed maturity securities—available-for-sale	284,613	284,613	237,877	237,877
Equity securities	3,980	3,980	9,302	9,302
Cash and cash equivalents	98,818	98,818	123,077	123,077
Short-term investments	85,806	85,806	84,422	84,422
Other investments	11,092	11,092	10,591	10,591

The following table presents summary information regarding changes in the fair value of assets measured at fair value using Level 3 input.

	June 30, 2014	December 31, 2013
	(in thousands)
Beginning balance	$10,591	$—
Purchases	—	10,000
Total gains unrealized (Included in earnings as part of net investment income)	501	591

Ending Balance	$11,092	$10,591

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

Note 9. Subsequent Events

On July 29, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share, payable on September 26, 2014 to shareholders of record as of September 12, 2014. The Board intends to consider the payment of a regular cash dividend each calendar quarter.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2014 and 2013. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three months and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$103,820	$95,815	$209,523	$194,938
Net premiums earned	93,516	81,983	182,749	161,692
Net investment income	6,845	6,649	13,553	13,319
Total revenues	100,624	87,511	196,797	174,023
Total expenses	83,563	76,864	166,332	152,296
Net income	12,773	7,644	23,322	16,495
Diluted earnings per common share	$0.68	$0.41	$1.23	$0.88
Other Key Measures
Net combined ratio (1)	89.4%	93.8%	91.0%	94.2%
Return on average equity (2)	11.9%	7.8%	10.9%	8.5%
Book value per share (3)	$23.26	$21.29	$23.26	$21.29

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by net premiums earned in the current period.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period.
(3)	Book value per share is calculated by dividing shareholders’ equity by total outstanding shares, as of the end of the period.

Consolidated Results of Operations for Three Months Ended June 30, 2014 Compared to June 30, 2013

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2014 were $103.8 million, compared to $95.8 million for the same period in 2013, an increase of 8.4%. The increase was attributable to a $7.2 million increase in annual premiums on voluntary policies written during the period and a $0.6 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. The effective loss cost multiplier, or LCM, for our voluntary business was 1.86 for the second quarter ended June 30, 2014 compared to 1.76 for the same period in 2013.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2014 were $100.3 million, compared to $91.2 million for the same period in 2013, an increase of 10.0%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.6% for the second quarter of 2014 compared to 5.3% for the second quarter of 2013. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2014 reinsurance program. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Net Premiums Earned. Net premiums earned for the second quarter of 2014 were $93.5 million, compared to $82.0 million for the same period in 2013, an increase of 14.1%. The increase was attributable to the increase in net premiums written in the quarter and a decrease in the change in unearned premiums.

Net Investment Income. Net investment income for the quarter ended June 30, 2014 was $6.8 million, compared to $6.6 million for the same period in 2013. Average invested assets, including cash and cash equivalents, were $1.0 billion in the quarter ended June 30, 2014, compared to an average of $0.9 billion for the same period in 2013, an increase of 12.8%. The pre-tax investment yield on our investment portfolio was 2.6% and 2.9% per annum during the quarters ended June 30, 2014 and 2013, respectively. The tax-equivalent yield on our investment portfolio was 3.7% per annum for the quarter ended June 30, 2014, compared to 4.1% per annum for the same period in 2013. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains/(Losses) on Investments. Net realized gains on investments for the three months ended June 30, 2014 totaled $0.2 million compared to net realized losses of $1.3 million for the same period in 2013. Net realized gains in the second quarter of 2014 were attributable to realized gains from the redemption of corporate bonds. Net realized losses in the second quarter of 2013 were attributable to $1.9 million in other-than-temporary impairments of certain equity securities offset by $0.6 million in realized gains from the sale of equity securities and fixed maturity securities from the available-for-sale portfolio.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $62.5 million for the three months ended June 30, 2014, compared to $56.8 million for the same period in 2013, an increase of $5.7 million, or 9.9%. The current accident year losses and LAE incurred were $66.9 million, or 71.5% of net premiums earned, compared to $60.0 million, or 73.2% of net premiums earned, for the same period in 2013. We recorded favorable prior accident year development of $4.4 million in the second quarter of 2014, compared to favorable prior accident year development of $3.2 million in the same period of 2013, as further discussed below in “Prior Year Development.” Our net loss ratio was 66.8% in the second quarter of 2014, compared to 69.3% for the same period of 2013.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2014 were $21.0 million, compared to $19.7 million for the same period in 2013, an increase of 6.9%. This increase was primarily due to a $0.8 million increase in commission expense, a $0.8 million decrease in experience-rated commission resulting from high severity losses, a $0.5 million increase in insurance related assessments and a $0.4 million decrease in ceding commission related to our 2014 reinsurance program. Offsetting these increases were a $0.6 million decrease in premium taxes and a $0.5 million decrease in compensation expense. Our expense ratio was 22.5% in the second quarter of 2014 compared to 24.0% in the second quarter of 2013.

Income Tax Expense. Income tax expense for the three months ended June 30, 2014 was $4.3 million, compared to $3.0 million for the same period in 2013. The increase was attributable to an increase in the pre-tax income to $17.1 million in the quarter ended June 30, 2014 from $10.6 million in the same period in 2013. The effective tax rate decreased to 25.1% in the quarter ended June 30, 2014 from 28.2% in the same period in 2013.

Consolidated Results of Operations for Six Months Ended June 30, 2014 Compared to June 30, 2013

Gross Premiums Written. Gross premiums written for the first half of 2014 were $209.5 million, compared to $194.9 million for the same period in 2013, an increase of 7.5%. The increase was attributable to a $15.7 million increase in annual premiums on voluntary policies written during the period and a $0.7 million increase in assumed premium from mandatory pooling arrangements. These increases were partially offset by a $2.0 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.

Net Premiums Written. Net premiums written for the six months ended June 30, 2014 were $202.7 million, compared to $185.9 million for the same period in 2013, an increase of 9.0%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.6% and 5.3% for the first half of 2014 and 2013, respectively. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2014 reinsurance program. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Net Premiums Earned. Net premiums earned for the first half of 2014 were $182.7 million, compared to $161.7 million for the same period in 2013, an increase of 13.0%. The increase was attributable to the increase in net premiums written and a decrease in the change in unearned premiums.

Net Investment Income. Net investment income for the first six months of 2014 was $13.6 million, compared to $13.3 million for the same period in 2013. Average invested assets, including cash and cash equivalents, were $1.0 billion in the six months ended June 30, 2014, compared to $0.9 billion for the same period in 2013, an increase of 12.5%. The pre-tax investment yield on our investment portfolio was 2.6% per annum during the six months ended June 30, 2014, compared to 2.9% per annum during the same period in 2013. The tax-equivalent yield on our investment portfolio was 3.7% per annum for the first half of 2014 compared to 4.1% for the same period in 2013. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains/(Losses) on Investments. Net realized gains on investments for the six months ended June 30, 2014 totaled $0.3 million, compared to net realized losses of $1.3 million for the same period in 2013. Net realized gains in the first half of 2014 were attributable to realized gains from the redemption of corporate bonds. Net realized losses in the first half of 2013 were attributable to $1.9 million in other-than-temporary impairments of certain equity securities offset by $0.6 million in realized gains from the sale of equity securities and fixed maturity securities from the available-for-sale portfolio.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $123.7 million for the six months ended June 30, 2014, compared to $112.8 million for the same period in 2013, an increase of $10.9 million, or 9.7%. The current accident year losses and LAE incurred were $130.7 million, or 71.5% of net premiums earned, compared to $118.4 million, or 73.2% of net premiums earned, for the same period in 2013. We recorded favorable prior accident year development of $6.9 million in the first half of 2014, compared to favorable prior accident year development of $5.6 million in the same period of 2013, as further discussed below in “Prior Year Development.” Our net loss ratio was 67.7% in the first half of 2014, compared to 69.8% for the same period of 2013.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the six months ended June 30, 2014 were $42.4 million, compared to $38.5 million for the same period in 2013, an increase of 10.0%. This increase was primarily due to a $1.8 million decrease in experience-rated commission, a $1.3 million increase in commission expense, a $0.8 million decrease in ceding commission related to our 2014 reinsurance program, a $0.6 million increase in compensation expense and a $0.2 million increase in insurance related assessments. Offsetting these increases was a $1.1 million decrease in premium taxes. Our expense ratio was 23.2% in the first half of 2014 compared to 23.8% in the same period of 2013.

Income Tax Expense. Income tax expense for the six months ended June 30, 2014 was $7.1 million, compared to $5.2 million for the same period in 2013. The increase was attributable to an increase in pre-tax income to $30.5 million in the first half of 2014 from $21.7 million in the first half of 2013. The effective tax rate decreased to 23.4% for the six months ended June 30, 2014 from 24.1% for the six months ended June 30, 2013.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $70.6 million for the six months ended June 30, 2014, which represented a $11.2 million increase from $59.4 million in net cash provided by operating activities for the six months ended June 30, 2013. This increase in operating cash flow was attributable to a $22.4 million increase in premium collections, a $1.9 million increase in investment income and a $0.4 million increase in paid losses payable. Offsetting these increases were a $5.8 million decrease in payable for securities sold, a $4.4 million increase in underwriting expenses paid, a $1.3 million increase in federal income taxes paid, a $0.6 million decrease in reinsurance recoveries and a $0.5 million increase in losses paid.

Net cash used in investing activities was $83.5 million for the six months ended June 30, 2014, compared to net cash used in investment activities of $67.8 million for the same period in 2013. Cash provided by sales and maturities of investments totaled $145.8 million for the six months ended June 30, 2014, compared to $131.6 million for the same period in 2013. A total of $228.6 million in cash was used to purchase investments in the six months ended June 30, 2014, compared to $198.7 million in purchases for the same period in 2013.

Net cash used in financing activities in the six months ended June 30, 2014 was $11.4 million compared to net cash used in financing activities of $0.9 million for the same period in 2013. In the six months ended June 30, 2014, $13.8 million of cash was used for dividends paid to shareholders compared to $2.9 million in the same period of 2013. Offsetting this increases were proceeds of $1.1 million from stock option exercises in the six months ended June 30, 2014 and 2013. During the six months ended June 30, 2014, the tax benefit from share based compensation was $1.2 million compared to $0.9 million for the same period in 2013.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, 2012 and 2013, the Board reauthorized this program. As of June 30, 2014, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company has $25.0 million available for future purchases at June 30, 2014 under this program. There were no shares purchased during the six months ended June 30, 2014 and 2013. We intend to purchase shares of our common stock from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

On February 25, 2014, the Company declared an extraordinary cash dividend of $0.50 per share, or $9.3 million in the aggregate, which was paid on March 28, 2014 to shareholders of record on March 14, 2014. There were no extraordinary cash dividends declared in 2013.

Also on February 25, 2014, the Company declared a regular quarterly cash dividend of $0.12 per share, or $2.2 million, payable on March 28, 2014 to shareholders of record on March 14, 2014. In 2013, the Company paid a quarterly cash dividend of $0.08 per share.

On April 29, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share, or $2.2 million, payable on June 26, 2014 to shareholders of record as of June 12, 2014.

On July 29, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share, payable on September 26, 2014 to shareholders of record as of September 12, 2014. The Board intends to consider the payment of a regular cash dividend each calendar quarter.

Investment Portfolio

As of June 30, 2014, our investment portfolio, including cash and cash equivalents, totaled $1.1 billion, an increase of 12.7% from $0.9 billion on June 30, 2013. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities,” was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2014, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$392,381	36.9%
U.S. agency-based mortgage-backed securities	19,170	1.8%
Commercial mortgage-backed securities	49,327	4.6%
U.S. Treasury securities and obligations of U.S. government agencies	12,259	1.2%
Corporate bonds	102,925	9.7%
Asset-backed securities	3,083	0.3%

Total fixed maturity securities—held-to-maturity	579,145	54.5%

Fixed maturity securities—available-for-sale:
States and political subdivisions	155,092	14.6%
U.S. agency-based mortgage-backed securities	7,758	0.7%
Corporate bonds	121,763	11.4%

Total fixed maturity securities—available-for-sale	284,613	26.7%

Equity securities	3,980	0.4%
Short-term investments	85,806	8.1%
Cash and cash equivalents	98,818	9.3%
Other investments	11,092	1.0%

Total investments, including cash and cash equivalents	$1,063,454	100.0%

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

During the three and six months ended June 30, 2014, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

In June 2013, the Company recorded charges for certain equity securities whose fair values were determined to be other-than-temporarily impaired. These charges are included in “Net realized gains/(losses) on investments”, and totaled $1.9 million for the three and six months ended June 30, 2013.

Prior Year Development

The Company recorded favorable prior accident year development of $4.4 million in the three months ended June 30, 2014. The table below sets forth the favorable or unfavorable development for the three and six months ended June 30, 2014 and 2013 for accident years 2009 through 2013 and, collectively, for all accident years prior to 2009.

	Favorable/(Unfavorable) Development
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(in millions)
Accident Year
2013	$—	$—	$—	$—
2012	0.5	0.3	0.5	0.4
2011	—	0.3	—	0.3
2010	1.5	0.1	1.8	0.3
2009	1.0	—	2.0	1.0
Prior to 2009	1.4	2.5	2.6	3.6

Total net development	$4.4	$3.2	$6.9	$5.6

The table below sets forth the number of open claims as of June 30, 2014 and 2013, and the number of claims reported and closed during the three and six months then ended.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Open claims at beginning of period	5,334	5,079	5,297	4,964
Claims reported	1,399	1,378	2,719	2,638
Claims closed	(1,391)	(1,212)	(2,674)	(2,357)

Open claims at end of period	5,342	5,245	5,342	5,245

The number of open claims at June 30, 2014 increased by 97 claims as compared to the number of open claims at June 30, 2013. Efforts continue to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). Management believes that these efforts have contributed, in part, to the favorable prior accident year development recorded for the six months ended June 30, 2014.

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

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, 2012 and 2013, the Board reauthorized this program. As of December 31, 2013, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. There were no shares purchased during the six months ended June 30, 2014 and 2013. We intend to purchase shares of our common stock from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital. The dollar value of shares that may yet be purchased under the program is $25.0 million.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Consulting Agreement dated June 5, 2014, between AMERISAFE, Inc. and Craig P. Leach

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Grasher filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and Michael Grasher filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

August 1, 2014	/s/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 1, 2014	/s/ Michael Grasher
Michael Grasher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Consulting Agreement dated June 5, 2014, between AMERISAFE, Inc. and Craig P. Leach

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Grasher filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and Michael Grasher filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document