Form 10-Q
period 2014-09-30
AMERISAFE INC
filed 2014-10-31
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of October 30, 2014, there were 18,822,825 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $625,783 and $561,179 in 2014 and 2013, respectively)	$599,087	$536,583
Fixed maturity securities—available-for-sale, at fair value (cost $314,307 and $244,409 in 2014 and 2013, respectively)	317,278	237,877
Equity securities—available-for-sale, at fair value (cost $3,446 and $9,482 in 2014 and 2013, respectively)	3,598	9,302
Short-term investments	42,411	84,422
Other investments	11,228	10,591

Total investments	973,602	878,775
Cash and cash equivalents	118,544	123,077
Amounts recoverable from reinsurers	89,847	75,326
Premiums receivable, net of allowance	193,615	171,579
Deferred income taxes	33,830	33,645
Accrued interest receivable	11,268	11,242
Property and equipment, net	7,362	7,549
Deferred policy acquisition costs	21,016	19,171
Other assets	18,300	8,637

Total assets	$1,467,384	$1,329,001

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$676,609	$614,557
Unearned premiums	178,449	164,296
Reinsurance premiums payable	1,311	607
Amounts held for others	41,356	35,739
Policyholder deposits	48,426	44,620
Insurance-related assessments	32,175	25,428
Accounts payable and other liabilities	32,838	26,940
Payable for investments purchased	7,737	—

Total liabilities	1,018,901	912,187
Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2014 and 2013; 20,066,075 and 19,855,430 shares issued and 18,807,825 and 18,597,180 shares outstanding in 2014 and 2013, respectively	200	198
Additional paid-in capital	197,094	192,537
Treasury stock at cost (1,258,250 shares in 2014 and 2013)	(22,370)	(22,370)
Accumulated earnings	271,481	250,744
Accumulated other comprehensive income/(loss), net	2,078	(4,295)

Total shareholders’ equity	448,483	416,814

Total liabilities and shareholders’ equity	$1,467,384	$1,329,001

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Gross premiums written	$93,962	$86,137	$303,485	$281,075
Ceded premiums written	(3,823)	(4,519)	(10,655)	(13,576)

Net premiums written	$90,139	$81,618	$292,830	$267,499

Net premiums earned	$95,928	$81,596	$278,677	$243,288
Net investment income	6,495	6,947	20,048	20,266
Net realized gains/(losses) on investments	(152)	(654)	181	(1,921)
Fee and other income	65	114	227	393

Total revenues	102,336	88,003	299,133	262,026

Expenses
Loss and loss adjustment expenses incurred	61,822	57,046	185,570	169,860
Underwriting and certain other operating costs	7,822	6,634	24,624	21,472
Commissions	7,022	6,176	20,696	18,569
Salaries and benefits	6,183	5,662	18,090	16,971
Policyholder dividends	139	38	340	980

Total expenses	82,988	75,556	249,320	227,852

Income before income taxes	19,348	12,447	49,813	34,174
Income tax expense	5,869	2,748	13,012	7,980

Net income	13,479	9,699	36,801	26,194

Net income available to common shareholders	$13,479	$9,673	$36,801	$26,122

Earnings per share
Basic	$0.72	$0.53	$1.98	$1.42

Diluted	$0.71	$0.52	$1.95	$1.39

Shares used in computing earnings per share
Basic	18,676,033	18,395,971	18,603,227	18,343,901

Diluted	18,929,777	18,758,346	18,905,880	18,730,729

Extraordinary cash dividends declared per common share	$—	$—	$0.50	$—

Cash dividends declared per common share	$0.12	$0.08	$0.36	$0.24

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$13,479	$9,699	$36,801	$26,194
Other comprehensive income:
Unrealized gain/(loss) on securities, net of tax	117	(1,045)	6,373	(5,650)

Comprehensive income	$13,596	$8,654	$43,174	$20,544

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amounts
Balance at December 31, 2013	19,855,430	$198	(1,258,250)	$(22,370)	$192,537	$250,744	$(4,295)	$416,814
Comprehensive income	—	—	—	—	—	36,801	6,373	43,174
Options exercised	204,667	2	—	—	1,818	—	—	1,820
Tax benefit from share-based payments	—	—	—	—	1,975	—	—	1,975
Restricted common stock issued	5,978	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	764	—	—	764
Dividends to stockholders	—	—	—	—	—	(16,064)	—	(16,064)

Balance at September 30, 2014	20,066,075	$200	(1,258,250)	$(22,370)	$197,094	$271,481	$2,078	$448,483

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$36,801	$26,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	958	968
Net amortization of investments	11,336	9,552
Deferred income taxes	(3,616)	(2,109)
Net realized (gains)/losses on investments	(181)	1,921
Loss on sale of asset	—	2
Share-based compensation	988	1,020
Changes in operating assets and liabilities:
Premiums receivable, net	(22,036)	(30,052)
Accrued interest receivable	(26)	(496)
Deferred policy acquisition costs	(1,845)	(2,666)
Other assets	(10,300)	260
Reserves for loss and loss adjustment expenses	62,052	38,592
Unearned premiums	14,153	24,211
Reinsurance balances	(13,817)	23,842
Amounts held for others and policyholder deposits	9,423	(6,142)
Accounts payable and other liabilities	20,091	14,667

Net cash provided by operating activities	103,981	99,764
Investing Activities
Purchases of investments held-to-maturity	(152,887)	(55,547)
Purchases of investments available-for-sale	(110,631)	(92,366)
Purchases of short-term investments	(72,899)	(112,624)
Purchases of other invested assets	—	(10,000)
Proceeds from maturities of investments held-to-maturity	84,942	83,715
Proceeds from sales and maturities of investments available-for-sale	43,283	20,606
Proceeds from sales and maturities of short-term investments	112,652	92,921
Purchases of property and equipment	(771)	(764)

Net cash used in investing activities	(96,311)	(74,059)
Financing Activities
Proceeds from stock option exercises	1,820	1,597
Tax benefit from share-based payments	1,975	1,222
Dividends to stockholders	(15,998)	(4,422)

Net cash used in financing activities	(12,203)	(1,603)

Change in cash and cash equivalents	(4,533)	24,102
Cash and cash equivalents at beginning of period	123,077	92,676

Cash and cash equivalents at end of period	$118,544	$116,778

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

In the nine months ended September 30, 2014, the Company has granted 4,312 and 4,866 shares of restricted common stock to executive officers and non-employee directors, respectively. The market value of the restricted shares granted totaled $0.4 million.

During the nine months ended September 30, 2014, options to purchase 204,667 shares of common stock were exercised. During the nine months ended September 30, 2013, options to purchase 173,300 shares of common stock were exercised. In connection with these exercises, the Company received $1.8 million and $1.6 million of stock option proceeds.

The Company recognized share-based compensation expense of $1.0 million in the nine months ended September 30, 2014 and 2013.

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

Basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. The diluted EPS calculation includes potential common shares assumed issued under the treasury stock method, which reflects the potential dilution that would occur if any outstanding options or warrants were exercised or restricted stock becomes vested, and includes the “if converted” method for participating securities if the effect is dilutive. For 2013, we determined diluted EPS as the more dilutive result of either the treasury method or the two-class method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Basic EPS:
Net income, as reported	$13,479	$9,699	$36,801	$26,194
Less allocated income to unvested shares	—	27	—	74

Net income available to common shareholders—basic	$13,479	$9,672	$36,801	$26,120

Basic weighted average common shares	18,676,033	18,395,971	18,603,227	18,343,901
Basic earnings per common share	$0.72	$0.53	$1.98	$1.42

Diluted EPS:
Net income available to common shareholders—diluted	$13,479	$9,673	$36,801	$26,122

Diluted weighted average common shares:
Weighted average common shares	18,676,033	18,395,971	18,603,227	18,343,901
Stock options and performance shares	253,744	362,375	302,653	386,828

Diluted weighted average common shares	18,929,777	18,758,346	18,905,880	18,730,729

Diluted earnings per common share	$0.71	$0.52	$1.95	$1.39

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at September 30, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$374,869	$21,092	$(34)	$395,927
Corporate bonds	144,898	579	(204)	145,273
Commercial mortgage-backed securities	47,657	2,371	—	50,028
U.S. agency-based mortgage-backed securities	18,012	1,735	—	19,747
U.S. Treasury securities and obligations of U.S. Government agencies	10,703	1,016	(1)	11,718
Asset-backed securities	2,948	227	(85)	3,090

Totals	$599,087	$27,020	$(324)	$625,783

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at September 30, 2014 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$151,839	$6,549	$(1,599)	$156,789
Corporate bonds	152,560	424	(314)	152,670
U.S. agency-based mortgage-backed securities	9,908	—	(2,089)	7,819

Total fixed maturity	314,307	6,973	(4,002)	317,278
Other investments	10,000	1,228	—	11,228
Equity securities	3,446	244	(92)	3,598

Totals	$327,753	$8,445	$(4,094)	$332,104

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

A summary of the cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at September 30, 2014, by contractual maturity, is as follows:

Remaining Time to Maturity	Amortized Cost Basis	Fair Value
	(in thousands)
Within one year	$130,685	$132,090
After one year through five years	328,360	343,614
After five years through ten years	70,889	76,599
After ten years	536	615
U.S. agency-based mortgage-backed securities	18,012	19,747
Commercial mortgage-backed securities	47,657	50,028
Asset-backed securities	2,948	3,090

Total	$599,087	$625,783

A summary of cost and fair value of investments in fixed maturity securities, classified as available-for-sale at September 30, 2014, by contractual maturity, is as follows:

Remaining Time to Maturity	Amortized Cost Basis	Fair Value
	(in thousands)
Within one year	$71,210	$71,345
After one year through five years	167,036	170,290
After five years through ten years	47,917	50,249
After ten years	18,236	17,575
U.S. agency-based mortgage-backed securities	9,908	7,819

Total	$314,307	$317,278

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
	(In thousands)
September 30, 2014
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$77,260	$204	$—	$—	$77,260	$204
States and political subdivisions	7,760	34	—	—	7,760	34
Asset-backed securities	—	—	1,746	85	1,746	85
U.S. Treasury securities and obligations of U.S. Government agencies	2,851	1	—	—	2,851	1

Total held-to-maturity securities	87,871	239	1,746	85	89,617	324

Available-for Sale
Fixed maturity securities:
Corporate bonds	$78,350	$314	$—	$—	$78,350	$314
States and political subdivisions	6,894	33	11,070	1,566	17,964	1,599
U.S. agency-based mortgage-backed securities	724	60	7,095	2,029	7,819	2,089
Equity securities	1,182	92	—	—	1,182	92

Total available-for-sale securities	87,150	499	18,165	3,595	105,315	4,094

Total	$175,021	$738	$19,911	$3,680	$194,932	$4,418

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
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

At September 30, 2014, the Company held 126 individual fixed maturity securities and two equity securities that were in an unrealized loss position, of which 21 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

The Company holds investments in a long/short equity fund, accounted for under the equity method. The carrying value of this investment is $11.2 million at September 30, 2014.

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

We reviewed all securities with unrealized losses in accordance with the impairment policy described above. The Company expects to hold investments in equity securities for a reasonable period of time sufficient for a recovery of fair value. With the exception of one security deemed to be other-than-temporarily impaired, the Company determined that the unrealized losses in the fixed maturity securities portfolio related primarily to changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market liquidity and prices generally, and the transfer of the investments from the available-for-sale classification to the held-to-maturity classification in January 2004. We expect to recover the carrying value of these securities as it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis.

During the third quarter of 2014, the Company impaired a fixed maturity security in the amount of $0.2 million. The impairment charge is included in “Net realized gains (losses) on investments” for 2014. We impaired the security due to a recent downgrade of the security and the amount of the accumulated unrealized loss.

Net realized gains in the nine months ended September 30, 2014 were $0.2 million resulting from $0.4 million in gains on called fixed maturity securities offset by an impairment loss of $0.2 million recognized for the other-than-temporary decline in the fair value of a fixed maturity security. Net realized losses in the nine months ended September 30, 2013 were $1.9 million due to $2.2 million of impairment losses recognized for other-than-temporary declines in the fair value of certain equity securities offset by realized gains of $0.2 million.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of September 30, 2014, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended September 30, 2014 and 2013.

Tax years 2009 through 2013 are subject to examination by the federal and state taxing authorities. In April 2012, the Company was notified by the Internal Revenue Service that the examination for tax year 2009 had been completed, but remains subject to examination by state taxing authorities.

Note 6. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $13.6 million for the three months ended September 30, 2014, compared to $8.7 million for the three months ended September 30, 2013. Comprehensive income was $43.2 million for the nine months ended September 30, 2014, compared to $20.5 million for the same period in 2013. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale securities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$1,961	$(1,626)	$(4,295)	$2,979
Other comprehensive income/(loss) before reclassification	121	(1,483)	6,192	(5,809)
Amounts reclassified from accumulated other comprehensive income	(4)	438	181	159

Net current period other comprehensive income/(loss)	117	(1,045)	6,373	(5,650)

Ending balance	$2,078	$(2,671)	$2,078	$(2,671)

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in the statement of income
	2014	2013	2014	2013
	(in thousands)
Unrealized gains/(losses) on available-for-sale securities	$1	$(484)	$(270)	$362	Net realized gains on investments
Other-than-temporary impairment	5	(190)	(8)	(607)	Net realized gains on investments

	6	(674)	(278)	(245)	Income before income taxes
	(2)	236	97	86	Income tax expense

	$4	$(438)	$(181)	$(159)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2014.

At September 30, 2014, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Other investments	$—	$—	$11,228	$11,228
Securities available for sale—equity:
Domestic common stock	3,598	—	—	3,598
Securities available for sale—fixed maturity:
States and political subdivisions	—	156,789	—	156,789
Corporate bonds	—	152,670	—	152,670
U.S. agency-based mortgage-backed securities	—	7,819	—	7,819

Total securities available for sale—fixed maturity	—	317,278	—	317,278

Total available for sale	$3,598	$317,278	$11,228	$332,104

At September 30, 2014, assets and liabilities measured at amortized cost are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity
States and political subdivisions	$—	$395,927	$—	$395,927
Corporate bonds	—	145,273	—	145,273
Commercial mortgage-backed securities	—	50,028	—	50,028
U.S. agency-based mortgage-backed securities	—	19,747	—	19,747
U.S. Treasury securities	11,718	—	—	11,718
Asset-backed securities	—	3,090	—	3,090

Total held-to-maturity	$11,718	$614,065	$—	$625,783

At December 31, 2013, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Other investments	$—	$—	$10,591	$10,591
Securities available for sale—equity
Domestic common stock	9,302	—	—	9,302
Securities available for sale—fixed maturity
States and political subdivisions	—	150,375	—	150,375
Corporate bonds	—	80,428	—	80,428
U.S. agency-based mortgage-backed securities	—	7,074	—	7,074

Total available for sale—fixed maturity	—	$237,877	$—	$237,877

Total available for sale	$9,302	$237,877	$10,591	$257,770

At December 31, 2013, assets and liabilities measured at amortized cost are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity
States and political subdivisions	$—	$399,155	$—	$399,155
Corporate bonds	—	68,243	—	68,243
Commercial mortgage-backed securities	—	54,244	—	54,244
U.S. agency-based mortgage-backed securities	—	23,565	—	23,565
U.S. Treasury securities	6,602	—	—	6,602
Obligations of U.S. Government agencies	—	5,914	—	5,914
Asset-backed securities	—	3,456	—	3,456

Total held-to-maturity	$6,602	$554,577	$—	$561,179

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

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of September 30, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$599,087	$625,783	$536,583	$561,179
Fixed maturity securities—available-for-sale	317,278	317,278	237,877	237,877
Equity securities	3,598	3,598	9,302	9,302
Cash and cash equivalents	118,544	118,544	123,077	123,077
Short-term investments	42,411	42,411	84,422	84,422
Other investments	11,228	11,228	10,591	10,591

The following table presents summary information regarding changes in the fair value of assets measured at fair value using Level 3 input.

	September 30, 2014	December 31, 2013
	(in thousands)
Beginning balance	$10,591	$—
Purchases	—	10,000
Total unrealized gains	637	591

Ending balance	$11,228	$10,591

The purchase reported on the Level 3 table above is related to an interest in a limited partnership.

Note 8. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2011, 2012, and 2013, the Board reauthorized this program with a new limit of $25.0 million. Unless reauthorized, the program will expire on December 31, 2014. Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

Note 9. Subsequent Events

On October 28, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share, payable on December 26, 2014 to shareholders of record as of December 12, 2014. The Board intends to consider the payment of a regular cash dividend each calendar quarter.

On October 28, 2014, the Company’s Board of Directors declared an extraordinary cash dividend of $1.00 per share payable on December 26, 2014 to shareholders of record on December 12, 2014.

On October 28, 2014, the Company’s Board of Directors reauthorized the share repurchase program with a limit of $25.0 million. Unless reauthorized, the program will expire on December 31, 2015.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2014 and 2013. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three months and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$93,962	$86,137	$303,485	$281,075
Net premiums earned	95,928	81,596	278,677	243,288
Net investment income	6,495	6,947	20,048	20,266
Total revenues	102,336	88,003	299,133	262,026
Total expenses	82,988	75,556	249,320	227,852
Net income	13,479	9,699	36,801	26,194
Diluted earnings per common share	$0.71	$0.52	$1.95	$1.39
Other Key Measures
Net combined ratio (1)	86.4%	92.5%	89.5%	93.6%
Return on average equity (2)	12.2%	9.8%	11.3%	8.9%
Book value per share (3)	$23.85	$21.67	$23.85	$21.67

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by net premiums earned in the current period.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period.
(3)	Book value per share is calculated by dividing shareholders’ equity by total outstanding shares, as of the end of the period.

Consolidated Results of Operations for Three Months Ended September 30, 2014 Compared to September 30, 2013

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2014 were $94.0 million, compared to $86.1 million for the same period in 2013, an increase of 9.1%. The increase was attributable to a $3.0 million increase in annual premiums on voluntary policies written during the period, a $4.0 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.3 million increase in assumed premium from mandatory pooling arrangements. The effective loss cost multiplier, or LCM, for our voluntary business was 1.80 for the third quarter ended September 30, 2014 compared to 1.79 for the same period in 2013.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2014 were $90.1 million, compared to $81.6 million for the same period in 2013, an increase of 10.4%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.8% for the third quarter of 2014 compared to 5.2% for the third quarter of 2013. The decrease in ceded premiums as a percentage of gross premiums earned reflects a change in our 2014 reinsurance program. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Net Premiums Earned. Net premiums earned for the third quarter of 2014 were $95.9 million, compared to $81.6 million for the same period in 2013, an increase of 17.6%. The increase was attributable to the increase in net premiums written in the quarter and a decrease in the change in unearned premiums.

Net Investment Income. Net investment income for the quarter ended September 30, 2014 was $6.5 million, compared to $6.9 million for the same period in 2013. Average invested assets, including cash and cash equivalents, were $1.1 billion in the quarter ended September 30, 2014, compared to an average of $1.0 billion for the same period in 2013, an increase of 13.2%. The pre-tax investment yield on our investment portfolio was 2.4% and 2.9% per annum during the quarters ended September 30, 2014 and 2013, respectively. The tax-equivalent yield on our investment portfolio was 3.5% per annum for the quarter ended September 30, 2014, compared to 3.9% per annum for the same period in 2013. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains/(Losses) on Investments. Net realized losses on investments for the three months ended September 30, 2014 totaled $0.2 million compared to net realized losses of $0.7 million for the same period in 2013. Net realized losses in the third quarter of 2014 were attributable to an other-than-temporary impairment of a fixed maturity security. Net realized losses in the third quarter of 2013 were attributable to $0.2 million in other-than-temporary impairments of an equity security and a realized loss of $0.5 million from the sale of equity securities from the available-for-sale portfolio.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $61.8 million for the three months ended September 30, 2014, compared to $57.0 million for the same period in 2013, an increase of $4.8 million, or 8.4%. The current accident year losses and LAE incurred were $68.6 million, or 71.5% of net premiums earned, compared to $59.7 million, or 73.2% of net premiums earned, for the same period in 2013. We recorded favorable prior accident year development of $6.8 million in the third quarter of 2014, compared to favorable prior accident year development of $2.7 million in the same period of 2013, as further discussed below in “Prior Year Development.” Our net loss ratio was 64.4% in the third quarter of 2014, compared to 69.9% for the same period of 2013.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2014 were $21.0 million, compared to $18.5 million for the same period in 2013, an increase of 13.8%. This increase was primarily due to a $0.8 million increase in commission expense, a $0.8 million decrease in contingent profit commission and a $0.4 million decrease in ceding commission related to our 2014 reinsurance program and a $0.5 million increase in compensation expense. Offsetting these increases was a $0.5 million decrease in premium taxes. Our expense ratio was 21.9% in the third quarter of 2014 compared to 22.6% in the third quarter of 2013.

Income Tax Expense. Income tax expense for the three months ended September 30, 2014 was $5.9 million, compared to $2.7 million for the same period in 2013. The increase was attributable to an increase in the pre-tax income to $19.3 million in the quarter ended September 30, 2014 from $12.4 million in the same period in 2013. The effective tax rate increased to 30.3% in the quarter ended September 30, 2014 from 22.1% in the same period in 2013.

Consolidated Results of Operations for Nine Months Ended September 30, 2014 Compared to September 30, 2013

Gross Premiums Written. Gross premiums written for the first nine months of 2014 were $303.5 million, compared to $281.1 million for the same period in 2013, an increase of 8.0%. The increase was attributable to a $18.7 million increase in annual premiums on voluntary policies written during the period, a $1.9 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $1.0 million increase in assumed premium from mandatory pooling arrangements.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2014 were $292.8 million, compared to $267.5 million for the same period in 2013, an increase of 9.5%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.7% and 5.3% for the first nine months of 2014 and 2013, respectively. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2014 reinsurance program. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Net Premiums Earned. Net premiums earned for the first nine months of 2014 were $278.7 million, compared to $243.3 million for the same period in 2013, an increase of 14.5%. The increase was attributable to the increase in net premiums written and a decrease in the change in unearned premiums.

Net Investment Income. Net investment income for the first nine months of 2014 was $20.0 million, compared to $20.3 million for the same period in 2013. Average invested assets, including cash and cash equivalents, were $1.0 billion in the nine months ended September 30, 2014, compared to $0.9 billion for the same period in 2013, an increase of 12.8%. The pre-tax investment yield on our investment portfolio was 2.6% per annum during the nine months ended September 30, 2014, compared to 2.9% per annum during the same period in 2013. The tax-equivalent yield on our investment portfolio was 3.5% per annum for the first nine months of 2014 compared to 3.9% for the same period in 2013. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains/(Losses) on Investments. Net realized gains on investments for the nine months ended September 30, 2014 totaled $0.2 million, compared to net realized losses of $1.9 million for the same period in 2013. Net realized gains in the first nine months of 2014 were attributable to realized gains from the redemption of corporate bonds of $0.4 million offset by an other-than-temporary impairment of a fixed maturity security of $0.2 million. Net realized losses in the first nine months of 2013 were attributable to $2.2 million in other-than-temporary impairments of certain equity securities offset by $0.2 million in realized gains from the sale of equity securities and fixed maturity securities from the available-for-sale portfolio and $0.1 million attributable to called fixed maturity securities.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $185.6 million for the nine months ended September 30, 2014, compared to $169.9 million for the same period in 2013, an increase of $15.7 million, or 9.2%. The current accident year losses and LAE incurred were $199.3 million, or 71.5% of net premiums earned, compared to $178.1 million, or 73.2% of net premiums earned, for the same period in 2013. We recorded favorable prior accident year development of $13.7 million in the first nine months of 2014, compared to favorable prior accident year development of $8.3 million in the same period of 2013, as further discussed below in “Prior Year Development.” Our net loss ratio was 66.6% in the first nine months of 2014, compared to 69.8% for the same period of 2013.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2014 were $63.4 million, compared to $57.0 million for the same period in 2013, an increase of 11.2%. This increase was primarily due to a $2.6 million decrease in contingent profit commission and a $1.2 million decrease in ceding commission related to our 2014 reinsurance program, a $2.1 million increase in commission expense, a $1.1 million increase in compensation expense, a $0.3 million increase in taxes, licenses and fees, a $0.2 million increase in insurance related assessments and a $0.2 million increase in mandatory pooling arrangement fees. Offsetting these increases was a $1.6 million decrease in premium taxes. Our expense ratio was 22.8% in the first nine months of 2014 compared to 23.4% in the same period of 2013.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2014 was $13.0 million, compared to $8.0 million for the same period in 2013. The increase was attributable to an increase in pre-tax income to $49.8 million in the first nine months of 2014 from $34.2 million in the first nine months of 2013. The effective tax rate increased to 26.1% for the nine months ended September 30, 2014 from 23.4% for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $104.0 million for the nine months ended September 30, 2014, which represented a $4.2 million increase from $99.8 million in net cash provided by operating activities for the nine months ended September 30, 2013. This increase in operating cash flow was attributable to a $34.6 million increase in premium collections, a $2.0 million increase in investment income, a $1.4 million increase in reinsurance recoveries, a $0.6 million increase in paid losses payable and a $0.4 million decrease in dividends paid to policyholders. Offsetting these increases were a $18.6 million increase in underwriting expenses paid, a $5.7 million increase in losses paid, a $4.0 million decrease in payable for securities sold and a $1.9 million increase in federal income taxes paid.

Net cash used in investing activities was $96.3 million for the nine months ended September 30, 2014, compared to net cash used in investment activities of $74.1 million for the same period in 2013. Cash provided by sales and maturities of investments totaled $240.9 million for the nine months ended September 30, 2014, compared to $197.2 million for the same period in 2013. A total of $336.4 million in cash was used to purchase investments in the nine months ended September 30, 2014, compared to $270.5 million in purchases for the same period in 2013.

Net cash used in financing activities in the nine months ended September 30, 2014 was $12.2 million compared to net cash used in financing activities of $1.6 million for the same period in 2013. In the nine months ended September 30, 2014, $16.0 million of cash was used for dividends paid to shareholders compared to $4.4 million in the same period of 2013. Offsetting this increase were proceeds of $1.8 million and $1.6 million from stock option exercises in the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, the tax benefit from share based compensation was $2.0 million compared to $1.2 million for the same period in 2013.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, 2012, and 2013, the Board reauthorized this program. As of September 30, 2014, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $25.0 million available for future purchases at September 30, 2014 under this program. There were no shares purchased during the nine months ended September 30, 2014 and 2013. We intend to purchase shares of our common stock from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

During the nine months ended September 30, 2014, the Company paid a total of $6.7 million in regular quarterly cash dividends as well as an extraordinary cash dividend of $9.3 million.

On October 28, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share payable on December 26, 2014 to shareholders of record as of December 12, 2014. The Board intends to consider the payment of a regular cash dividend each calendar quarter.

On October 28, 2014, the Company’s Board of Directors declared an extraordinary cash dividend of $1.00 per share payable on December 26, 2014 to shareholders of record on December 12, 2014.

On October 28, 2014, the Company’s Board of Directors reauthorized the share repurchase program with a limit of $25.0 million. Unless reauthorized, the program will expire on December 31, 2015.

Investment Portfolio

As of September 30, 2014, our investment portfolio, including cash and cash equivalents, totaled $1.1 billion, an increase of 11.6% from $1.0 billion on September 30, 2013. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities,” was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2014, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$374,869	34.3%
U.S. agency-based mortgage-backed securities	18,012	1.6%
Commercial mortgage-backed securities	47,657	4.4%
U.S. Treasury securities and obligations of U.S. Government agencies	10,703	1.0%
Corporate bonds	144,898	13.3%
Asset-backed securities	2,948	0.3%

Total fixed maturity securities—held-to-maturity	599,087	54.9%

Fixed maturity securities—available-for-sale:
States and political subdivisions	156,789	14.4%
U.S. agency-based mortgage-backed securities	7,819	0.7%
Corporate bonds	152,670	14.0%

Total fixed maturity securities—available-for-sale	317,278	29.1%

Equity securities	3,598	0.3%
Short-term investments	42,411	3.9%
Cash and cash equivalents	118,544	10.8%
Other investments	11,228	1.0%

Total investments, including cash and cash equivalents	$1,092,146	100.0%

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

During the three and nine months ended September 30, 2014, the Company recorded charges for a fixed maturity security whose fair value was determined to be other-than-temporarily impaired. These charges are included in “Net realized gains/(losses) on investments”, and totaled $0.2 million for the three and nine months ended September 30, 2014.

During 2013, the Company recorded charges for certain equity securities whose fair values were determined to be other-than-temporarily impaired. These charges are included in “Net realized gains/(losses) on investments”, and totaled $0.2 million and $2.2 million for the three and nine months ended September 30, 2013, respectively.

Prior Year Development

The Company recorded favorable prior accident year development of $6.8 million in the three months ended September 30, 2014. The table below sets forth the favorable or unfavorable development for the three and nine months ended September 30, 2014 and 2013 for accident years 2009 through 2013 and, collectively, for all accident years prior to 2009.

	Favorable/(Unfavorable) Development
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(in millions)
Accident Year
2013	$—	$—	$—	$—
2012	3.5	—	4.0	0.5
2011	—	—	—	0.4
2010	1.9	—	3.7	0.3
2009	—	1.4	2.0	2.4
Prior to 2009	1.4	1.3	4.0	4.7

Total net development	$6.8	$2.7	$13.7	$8.3

The table below sets forth the number of open claims as of September 30, 2014 and 2013, and the number of claims reported and closed during the three and nine months then ended.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Open claims at beginning of period	5,342	5,245	5,297	4,964
Claims reported	1,668	1,590	4,387	4,228
Claims closed	(1,438)	(1,448)	(4,112)	(3,805)

Open claims at end of period	5,572	5,387	5,572	5,387

The number of open claims at September 30, 2014 increased by 185 claims as compared to the number of open claims at September 30, 2013. Efforts continue to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). Management believes that these efforts have contributed, in part, to the favorable prior accident year development recorded for the nine months ended September 30, 2014.

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

Because of its inherent limitations, management does not expect that our disclosure controls and our internal controls over financial reporting will prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate. Any control system, no matter how well designed and operated, is based upon certain assumptions and can only provide reasonable, not absolute assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any within the Company, have been detected.

There have not been any changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, 2012 and 2013, the Board reauthorized this program. As of September 30, 2014, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. There were no shares purchased during the nine months ended September 30, 2014 and 2013. We intend to purchase shares of our common stock from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital. The dollar value of shares that may yet be purchased under the program is $25.0 million.

On October 28, 2014, the Company’s Board of Directors reauthorized the share repurchase program with a limit of $25.0 million. Unless reauthorized, the program will expire on December 31, 2015.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Grasher filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and Michael Grasher filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

October 31, 2014	/S/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

October 31, 2014	/S/ Michael Grasher
Michael Grasher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of C. Allen Bradley, Jr. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Grasher filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley, Jr. and Michael Grasher filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document