Form 10-K
period 2014-12-31
AMERISAFE INC
filed 2015-02-27
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $750.3 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of February 16, 2015, there were 18,920,186 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2015 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	increased competition on the basis of types of insurance offered, premium rates, coverage availability, payment terms, claims management, safety services, policy terms, overall financial strength, financial ratings and reputation;

•	the cyclical nature of the workers’ compensation insurance industry;

•	general economic conditions, including recession, inflation, performance of financial markets, interest rates, unemployment rates and fluctuating asset values;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	technology breaches or failures, including those resulting from a malicious cyber attack on the Company or its’ policyholders and medical providers;

•	adverse developments in economic, competitive or regulatory conditions within the workers’ compensation insurance industry;

•	decreased demand for our insurance;

•	changes in regulations, laws, rates, or rating factors applicable to the Company, its’ policyholders or the agencies that sell its’ insurance;

•	loss of the services of any of our senior management or other key employees;

•	changes in rating agency policies, practices or ratings;

•	changes in the availability, cost or quality of reinsurance and the failure of our reinsurers to pay claims in a timely manner or at all;

•	decreased level of business activity of our policyholders caused by decreased business activity generally, and in particular in the industries we target;

•	changes in legal theories of liability under our insurance policies;

•	developments in capital markets that adversely affect the performance of our investments;

•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements in this report, including under the caption “Risk Factors” in Item 1A of this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

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

Hazardous industry employers tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target policyholders. For example, our construction employers on average paid premium rates equal to $8.02 per $100 of payroll to obtain workers’ compensation coverage for all of their employees in 2014.

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

AMERISAFE, Inc. is an insurance holding company, incorporated in Texas in 1985. We began operations in 1986 by focusing on workers’ compensation insurance for logging contractors in the southeast United States. Beginning in 1994, we expanded our focus to include the other hazardous industries we serve today. Two of our three insurance subsidiaries, American Interstate Insurance Company and Silver Oak Casualty, are domesticated in Nebraska. Our other insurance subsidiary, American Interstate Insurance Company of Texas, is domiciled in Texas. All three insurance subsidiaries carry an A.M. Best rating of “A” (Excellent).

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries. We have extensive experience insuring employers engaged in hazardous industries and have a history of profitably underwriting these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 91.3% in 2014.

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

Specialized Underwriting Expertise. Based on our 29-year history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools that support our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new and renewal business. We do not delegate underwriting authority to agencies, marketers or to any other third parties that sell our insurance.

Comprehensive Safety Services. We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention, and encourage safer workplaces by deploying experienced field safety professionals, or FSPs, to our policyholders’ worksites. In 2014, 91.8% of our new voluntary business policyholders were subject to pre-quotation safety inspections. Additionally, we perform periodic on-site safety surveys of all of our voluntary business policyholders.

Proactive Claims Management. Our employees manage substantially all of our open claims in-house, utilizing intensive claims management practices that emphasize a personalized approach, as well as quality, cost-effective medical treatment. As of December 31, 2014, open indemnity claims per field case manager, or FCM, averaged 54 claims, which we believe is significantly less than the industry average. We also believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation and more rapidly close claims, all of which ultimately lead to lower overall claim costs.

Efficient Operating Platform. Through extensive cost management initiatives, we maintain one of the most efficient operations in the workers’ compensation industry. In 2014, our expense ratio was 22.6%. We believe that our expense ratio is substantially lower than that of our competitors, which gives us a greater opportunity to generate an underwriting profit.

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

Increase Market Penetration. Based on data received from the National Association of Insurance Commissioners, the NAIC, we do not have more than 6.0% of the market share in any state we serve. As a result, we believe we have the opportunity to increase market penetration in each of the states in which we currently operate. Competition in our target markets is fragmented by state, employer size and industry. We believe that our specialized underwriting expertise and safety, claims and audit services position us to profitably increase our market share in our existing principal markets, with minimal increase in field service employees.

Prudent and Opportunistic Geographic Expansion. While we actively market our insurance in 30 states and the District of Columbia, 48.7% of our voluntary in-force premiums were generated in the six states where we derived 5.0% or more of our gross premiums written in 2014. We are licensed in an additional 17 states and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so.

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

Workers’ compensation was the fourth-largest property and casualty insurance line in the United States in 2013, according to the National Council on Compensation Insurance, Inc., the NCCI. Direct premiums written in 2013 for the workers’ compensation insurance industry were $53 billion, and direct premiums written for the property and casualty industry as a whole were $546 billion. According to the most recent market data reported by the NCCI, which is the official rating bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business were $14.0 billion.

Policyholders

As of December 31, 2014, we had more than 8,000 voluntary business policyholders with an average annual workers’ compensation policy written premium of $43,516. As of December 31, 2014, our ten largest voluntary business policyholders accounted for 2.7% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 91.3% in 2014, 92.3% in 2013, and 91.5% in 2012.

In addition to our voluntary workers’ compensation business, we underwrite workers’ compensation policies for employers assigned to us and assume reinsurance premiums from mandatory pooling arrangements, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. Our assigned risk business fulfills our statutory obligation to participate in residual market plans in four states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2014, our assigned risk business accounted for 1.3% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 2.3% of our gross premiums written.

Targeted Industries

We provide workers’ compensation insurance primarily to employers in the following targeted hazardous industries:

Construction.  Includes a broad range of operations such as highway and bridge construction, building and maintenance of pipeline and powerline networks, excavation, commercial construction, roofing, iron and steel erection, tower erection and numerous other specialized construction operations. In 2014, our average policy premium for voluntary workers’ compensation within the construction industry was $44,492, or $8.02 per $100 of payroll.

Trucking.  Includes a broad spectrum of diverse operations including contract haulers, regional and local freight carriers, special equipment transporters and other trucking companies that conduct a variety of short- and long-haul operations. In 2014, our average policy premium for voluntary workers’ compensation within the trucking industry was $42,177, or $9.87 per $100 of payroll.

Manufacturing.  Includes a diverse group of policyholders’ businesses such as the production of goods for use or sale using labor and machines, tools, chemical and biological processing or formulation. In 2014, our average policy premium for voluntary workers’ compensation within the manufacturing industry was $45,197, or $5.42 per $100 of payroll.

Oil and Gas.  Includes various oil and gas activities including gathering, transportation, processing, production, and field service operations. In 2014, our average policy premium for voluntary workers’ compensation within the oil and gas industry was $51,205, or $5.61 per $100 of payroll.

Agriculture.  Includes crop maintenance and harvesting, grain and produce operations, nursery operations, meat processing, and livestock feed and transportation. In 2014, our average policy premium for voluntary workers’ compensation within the agriculture industry was $29,034, or $6.43 per $100 of payroll.

Maritime.  Includes ship building and repair, pier and marine construction, inter-coastal construction, and stevedoring. In 2014, our average policy premium for voluntary workers’ compensation within the maritime industry was $63,793, or $5.61 per $100 of payroll.

Logging.  Includes tree harvesting operations ranging from labor intensive chainsaw felling and trimming to sophisticated mechanized operations using heavy equipment. In 2014, our average policy premium for voluntary workers’ compensation within the logging industry was $29,372, or $15.13 per $100 of payroll.

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

Gross premiums written during the years ended December 31, 2014, 2013 and 2012, and the allocation of those premiums among the hazardous industries we target are presented in the table below.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2014	2013	2012	2014	2013	2012
	(in thousands)
Voluntary business:
Construction	$166,360	$153,110	$132,776	42.2%	41.2%	40.4%
Trucking	69,520	71,565	70,294	17.7%	19.2%	21.4%
Manufacturing	28,239	27,122	22,792	7.2%	7.3%	6.9%
Oil and Gas	15,802	17,976	15,519	4.0%	4.8%	4.7%
Agriculture	15,426	15,563	17,204	3.9%	4.2%	5.3%
Maritime	11,413	10,883	9,493	2.9%	2.9%	2.9%
Logging	7,200	8,132	7,795	1.8%	2.2%	2.4%
Other	65,475	55,554	45,123	16.6%	14.9%	13.8%

Total voluntary business	379,435	359,905	320,996	96.3%	96.7%	97.8%

Assigned risk business	5,198	4,342	2,735	1.3%	1.2%	0.7%
Assumed premiums	9,186	7,930	5,092	2.4%	2.1%	1.5%

Total	$393,819	$372,177	$328,823	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 47 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with 12.0% or less of our gross premiums written in 2014 derived from any one state. The table below identifies, for the years ended December 31, 2014, 2013 and 2012, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the three years presented.

	Percentage of Gross Premiums Written Year Ended December 31,
State	2014	2013	2012
Louisiana	12.0%	12.6%	11.1%
Georgia	10.2%	9.2%	8.5%
Pennsylvania	9.3%	9.2%	8.9%
Florida	6.2%	4.5%	3.5%
Illinois	5.6%	5.6%	5.9%
North Carolina	5.4%	6.1%	7.0%
Virginia	4.3%	4.6%	5.5%
Oklahoma	4.1%	4.8%	5.4%
Texas	4.0%	4.4%	4.2%
Minnesota	3.8%	3.3%	3.4%
South Carolina	3.2%	3.4%	3.2%
Alaska	3.1%	3.7%	3.3%
Mississippi	3.0%	2.7%	2.5%
Kansas	2.9%	2.8%	3.5%
Wisconsin	2.5%	2.4%	3.1%
Tennessee	2.3%	3.2%	3.5%

Total	81.9%	82.5%	82.5%

Sales and Marketing

We sell our workers’ compensation insurance through agencies. As of December 31, 2014, our insurance was sold through more than 3,300 independent agencies and our wholly-owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 27 states. We are selective in establishing and maintaining relationships with independent agencies. We seek to do business with those agencies that provide quality application flow from companies operating in our target industries and classes that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Our average commission rate for our independent agencies was 7.5% for the year ended December 31, 2014. We pay our insurance agency subsidiary a commission rate of 8.2%. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2014, independent agencies accounted for 95.7% of our voluntary in-force premiums. No single independent agency accounted for more than 1.0% of our voluntary in-force premiums at that date.

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

Underwriting is a multi-step process that begins with the receipt of an application from one of our agencies. We initially review the application to confirm that the prospective policyholder meets certain established criteria, including that the prospective policy holder is engaged in one of our targeted hazardous industries and industry classes and operates in the states we target. If the application satisfies these criteria, the application is forwarded to our underwriting department for further review.

Our underwriting department reviews the application to determine if the application meets our underwriting criteria and whether all required information has been provided. If additional information is required, the underwriting department requests additional information from the agency submitting the application. This initial review process is generally completed within three days after the application is received by us. Once this initial review process is complete, our underwriting department requests that a pre-quotation safety inspection be performed in most cases. In 2014, 91.8% of our new voluntary business policyholders were inspected prior to our offering a premium quote.

After the pre-quotation safety inspection has been completed, our underwriting professionals review the results of the inspection to determine if a quote should be made and, if so, prepare the quote. The quote must be reviewed and approved by our underwriting department before the quote is delivered to the agency. All decisions by our underwriting department, including decisions to decline applications, are subject to review and approval by our management-level underwriters.

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

We obtain approval of our rates, including our LCMs, from state regulatory authorities. To maintain rates at profitable levels, we regularly monitor and adjust our LCMs. The effective LCM for our voluntary business was 1.84 for policy year 2014, 1.79 for policy year 2013, and 1.64 for policy year 2012. If we are unable to charge rates in a particular state or industry to produce satisfactory results, we seek to control and reduce our premium volume in that state or industry and redeploy our capital in other states or industries that offer greater opportunity to earn an underwriting profit.

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our FSPs travel to employers’ worksites to perform these safety inspections. These initial inspections allow our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2014, 91.8% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policyholders were not inspected prior to a premium quote for a variety of reasons, including small premium size or the fact that the policyholder was previously a policyholder subject to our safety inspections.

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

Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided. The FCM will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2014, we averaged 54 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our more than 29 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business, but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

In establishing reserves, we rely on the analysis of the more than 193,000 claims in our 29-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.

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

As of December 31, 2014, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $628.3 million, which includes $14.3 million in reserves for mandatory pooling arrangements as reported by the pool administrators. The estimate of our ultimate liability was derived from the process and methodology described above, which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates. We view our estimate of loss and DCC expenses as the most significant component of our reserve for loss and loss adjustment expenses.

Additional information regarding our reserve for unpaid loss and loss adjustment expenses (“LAE”) as of December 31, 2014, 2013, and 2012 is set forth below:

	2014	2013	2012
	(in thousands)
Gross case loss and DCC reserves	$514,874	$473,019	$431,356
AO reserves	18,572	17,187	15,736
Gross IBNR reserves	154,156	124,351	123,358

Gross unpaid loss, DCC and AO reserves	687,602	614,557	570,450
Reinsurance recoverables on unpaid loss and LAE	(59,334)	(48,699)	(55,190)

Net unpaid loss, DCC and AO reserves	$628,268	$565,858	$515,260

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by plus and minus 30%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2014 data, are summarized below.

Change in Paid LDFs	Change in Incurred LDFs	Resultant Change in Net Loss and DCC Reserve
		Amount ($)	Percentage
		(in thousands)
+30%	+30%	24,303	4.1%
+30%	0%	5,505	0.9%
+30%	–30%	(13,087)	(2.2%)
0%	+30%	21,858	3.7%
0%	–30%	(20,486)	(3.4%)
–30%	+30%	27,997	4.7%
–30%	0%	712	0.1%
–30%	–30%	(24,810)	(4.2%)

For our paid and incurred weighted severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by plus and minus 50%. The results of this sensitivity analysis, using December 31, 2014 data, are summarized below.

Change in Severity Trend	Resultant Change in Net Loss and DCC Reserve
	Amount ($)	Percentage
	(in thousands)
+50%	2,384	0.4%
–50%	(1,870)	(0.3%)

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2014, 2013 and 2012, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance, beginning of period	$614,557	$570,450	$538,214
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	48,699	55,190	60,937

Net balance, beginning of period	565,858	515,260	477,277

Add incurred related to:
Current accident year	268,633	241,584	222,393
Prior accident years	(23,717)	(12,611)	(2,490)

Total incurred	244,916	228,973	219,903

Less paid related to:
Current accident year	52 ,848	51,169	50,423
Prior accident years	129,658	127,206	131,497

Total paid	182,506	178,375	181,920

Net balance, end of period	628,268	565,858	515,260

Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	59,334	48,699	55,190

Balance, end of period	$687,602	$614,557	$570,450

Our gross reserves for loss and loss adjustment expenses of $687.6 million as of December 31, 2014 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2014, we had 5,511 open claims, with an average of $124,679 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2014, 5,785 new claims were reported, and 5,565 claims were closed.

In 2014, our gross reserves increased to $687.6 million from $614.6 million at December 31, 2013. The increase in reserves was attributable to both the 2014 accident year and prior accident years. We also recognized $23.7 million of favorable development for prior accident years. As of December 31, 2013, we had 5,297 open claims, with an average of $116,020 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2013, 5,620 new claims were reported, and 5,287 claims were closed.

In 2013, our gross reserves increased to $614.6 million from $570.5 million at December 31, 2012. The increase in reserves was attributable to both the 2013 accident year and prior accident years. There was also $12.6 million of favorable development for prior accident years. As of December 31, 2012, we had 4,964 open claims, with an average of $114,917 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2012, 5,721 new claims were reported, and 5,941 claims were closed.

Loss Development

The table below shows the net loss development for business written each year from 2004 through 2014. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 2004, it was estimated that $243.3 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 2004, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $243.3 million as of December 31, 2004, by December 31, 2014 (ten years later) $185.6 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2004.

The “gross cumulative redundancy/(deficiency)” represents, as of December 31, 2014, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
	(in thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$243,256	$364,253	$412,366	$462,478	$474,697	$474,220	$466,668	$477,277	$515,260	$565,858	$628,268
Net reserve estimated as of:
One year later	265,138	362,026	402,876	442,091	452,812	452,587	460,105	474,787	502,648	542,141
Two years later	262,601	361,181	372,520	416,758	427,794	422,697	454,479	462,650	478,931
Three years later	262,427	346,914	359,590	396,492	398,187	411,516	442,700	448,269
Four years later	256,790	339,849	348,596	371,599	387,525	402,003	429,269
Five years later	250,586	335,158	335,252	364,147	381,950	395,479
Six years later	247,798	325,714	331,390	361,720	377,158
Seven years later	239,886	323,695	330,367	358,630
Eight years later	238,650	322,620	328,133
Nine years later	239,268	320,520
Ten years later	238,292
Net cumulative redundancy (deficiency)	$4,964	$43,733	$84,233	$103,848	$97,539	$78,741	$37,399	$29,008	$36,329	$23,717
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	40,514	110,369	105,408	116,631	121,619	117,555	125,884	131,497	127,205	129,658
Two years later	97,091	164,354	167,852	182,879	185,334	182,242	199,682	201,814	188,752
Three years later	124,785	201,393	203,502	217,137	222,249	223,726	240,196	237,170
Four years later	154,799	222,867	224,419	239,189	245,012	248,294	262,415
Five years later	167,092	237,699	235,931	251,941	261,323	261,653
Six years later	175,639	245,466	242,761	261,707	270,241
Seven years later	180,743	249,037	247,681	267,745
Eight years later	181,018	253,008	251,651
Nine years later	183,672	256,192
Ten years later	185,619
Net reserve— December 31	$243,256	$364,253	$412,366	$462,478	$474,697	$474,220	$466,668	$477,277	$515,260	$565,858	$628,268
Reinsurance recoverables	189,624	120,232	106,810	74,925	56,596	60,435	65,536	60,937	55,190	48,699	59,334

Gross reserve—December 31	$432,880	$484,485	$519,176	$537,403	$531,293	$534,655	$532,204	$538,214	$570,450	$614,557	$687,602

Net re-estimated reserve	$239,268	$322,620	$330,367	$361,720	$381,950	$402,003	$442,700	$462,650	$502,648	$542,141
Re-estimated reinsurance recoverables	191,584	127,564	121,826	92,071	76,966	59,832	57,466	55,025	50,563	54,024

Gross re-estimated reserve	$430,852	$450,184	$452,193	$453,791	$458,916	$461,835	$500,166	$517,675	$553,211	$596,165

Gross cumulative redundancy (deficiency)	$2,028	$34,301	$66,983	$83,612	$72,377	$72,820	$32,038	$20,539	$17,239	$18,392

Investments

We derive net investment income from our invested assets. As of December 31, 2014, the carrying value of our investment portfolio, including cash and cash equivalents, was $1.1 billion and the fair value of the portfolio was $1.1 billion.

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

We classify the majority of our fixed maturity securities as “held-to-maturity.” We do not reflect any changes in fair value for these securities in our financial statements, unless such changes are deemed to be “other than temporary impairments,” in which case such impairments flow through our income statement within the category, “Net realized gains (losses) on investments.” The remainder of our fixed maturity securities and all of our equity securities are classified as “available-for-sale.” These investments are valued at fair value at the end of each period, with changes in fair value flowing through other comprehensive income. We generally seek to limit our holdings in equity securities to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity, on a fair value basis.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” for further information on the composition and results of our investment portfolio.

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the effective interest rate for the year ended December 31, 2014 based on the carrying value of each category as of December 31, 2014:

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$385,623	34.8%	3.5%
Corporate bonds	176,880	16.0%	1.5%
Commercial mortgage-backed securities	46,662	4.2%	4.7%
U.S. agency-based mortgage-backed securities	16,972	1.5%	5.1%
U.S. Treasury securities and obligations of U.S. Government agencies	10,697	1.0%	3.5%
Asset-backed securities	2,797	0.3%	3.7%

Total fixed maturity securities— held-to-maturity	639,631	57.8%	3.1%

Fixed maturity securities—available-for-sale:
State and political subdivisions	157,374	14.2%	3.5%
Corporate bonds	165,370	14.9%	1.6%
U.S. agency-based mortgage-backed securities	8,498	0.8%	3.2%

Total fixed maturity securities— available-for-sale	331,242	29.9%	2.5%

Equity securities	28	0.0%	0.0%
Other investments	11,748	1.1%	0.0%
Cash and cash equivalents	90,956	8.2%	0.1%
Short-term investments	33,684	3.0%	0.5%

Total investments, including cash and cash equivalents	$1,107,289	100.0%	2.6%

As of December 31, 2014, our fixed maturity securities had a carrying value of $970.9 million, which represented 87.7% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2014, the pre-tax accounting investment yield of our investment portfolio was 2.6% per annum.

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, our investment portfolio as of December 31, 2014 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities, held-to-maturity	$639,631	$25,404	$(664)	$664,371
Fixed maturity securities, available-for-sale	327,004	7,732	(3,494)	331,242
Equity securities, available-for-sale	—	28	—	28
Other investments, available-for-sale	10,000	1,748	—	11,748

Totals	$976,635	$34,912	$(4,158)	$1,007,389

As of December 31, 2014, municipal bonds made up 49.0% of our investment portfolio, including cash and short-term investments. The largest concentration results from companies being allowed an investment credit against Louisiana premium taxes for varying levels of Louisiana assets. The table below summarizes the top five geographic exposures as of December 31, 2014.

	Carrying Value	Percentage of Municipal Portfolio	Percentage of Total Portfolio
	(in thousands)
Louisiana	$127,115	23.4%	11.5%
Texas	99,554	18.3%	9.0%
Florida	52,991	9.8%	4.8%
Washington	36,697	6.8%	3.3%
Illinois	22,431	4.1%	2.0%
Other	204,209	37.6%	18.4%

	$542,997	100.0%	49.0%

The table below summarizes the credit quality of our investment portfolio, excluding our equity holdings, as of December 31, 2014, as determined by the middle rating of Moody’s, Standard and Poor’s, and Fitch.

Credit Rating	Percentage of Total Carrying Value
“AAA”	33.4%
“AA”	23.5%
“A”	24.5%
“BBB”	17.7%
“BB and below”	0.7%
“Unrated Securities”	0.2%

Total	100.0%

As of December 31, 2014, the average composite rating of our investment portfolio, excluding our equity holdings, was “AA-.”

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2014.

Remaining Time to Maturity	As of December 31, 2014
	Carrying Value	Percentage
	(in thousands)
Less than one year	$172,344	17.8%
One to five years	390,546	40.2%
Five to ten years	112,978	11.6%
More than ten years	220,076	22.7%
U.S. agency-based mortgage-backed securities	25,470	2.6%
Commercial mortgage-backed securities	46,662	4.8%
Asset-backed securities	2,797	0.3%

Total	$970,873	100.0%

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

2015 Excess of Loss Reinsurance Treaty Program

Effective January 1, 2014, we entered into a new multi-year excess of loss reinsurance treaty program related to our voluntary and assigned risk business that applies to losses incurred between January 1, 2014 and the date on which the reinsurance agreements are terminated. Our reinsurance treaty program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. The maximum loss occurrence involving a single claimant remains limited to a maximum of $10.0 million for that claimant, subject to applicable deductibles, retentions and aggregate limits.

We have 14 reinsurers participating in our reinsurance treaty program in 2015. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or letters of credit. If security is required because of a ratings downgrade, the form of security must be mutually agreed to between the reinsurer and us.

In the 2014 program, we raised our retention from $1.0 million to $2.0 million for each loss occurrence. In 2015, for each loss occurrence in excess of $2.0 million, our first layer of reinsurance provides coverage for losses up to $10.0 million. This layer provides coverage in two parts. Before our reinsurers are obligated to reimburse us under this layer, we are subject to an annual aggregate deductible of 1.5% of subject earned premium under the first part of this coverage and 6.5% of subject earned premium under the second part of this coverage. The limit under the first part of this coverage is 5.0% of subject earned premium in any one year and 3.0% of subject earned premium in the aggregate for all three years covered by this layer. The limit under the second part of this coverage is 3.0% of subject earned premium for any one year and 1.5% of subject earned premium in the aggregate for the remaining two years in this layer.

At our option, we have the right to commute the reinsurers’ obligations under the agreement at any time after the end of the applicable term of the agreement. If we commute the reinsurers’ obligations, we are entitled to receive a portion of the premiums that were paid to the reinsurers prior to the effective dates of the applicable commutations, subject to certain adjustments provided in the agreement. This layer of reinsurance will expire on January 1, 2017.

A Catastrophe excess of loss layer affords coverage up to $60.0 million for each loss occurrence in excess of $10.0 million. This layer includes coverage for terrorism including the use and/or dispersal of nuclear, biological, chemical and radiological agents with an annual aggregate limit of $60.0 million. The aggregate limit for all other claims under this layer is $120.0 million. This layer expires on January 1, 2016.

The table below sets forth the reinsurers participating in our 2015 reinsurance program:

Reinsurer	A.M. Best Rating
Hannover Reinsurance (Ireland) Limited	A+
Allianz Risk Transfer AG (Bermuda)	A+
Arch Reinsurance Company	A+
Alterra Reinsurance USA Inc	A
Lloyd’s Syndicate 2003 SJC	A
Montpelier Reinsurance Limited	A
Munich Reinsurance America, Inc.	A+
Lloyd’s Syndicate 2987 BRT	A
Houston Casualty Company	A+
Lloyd’s Syndicate 1084 CSL	A
Lloyd’s Syndicate 3000 MKL	A
Lloyd’s Syndicate 1955 BAR	A
Lloyd’s Syndicate 4472 LIB	A
Minnesota Workers’ Compensation Reinsurance Association	NR

Due to the nature of reinsurance, we have recoverables from reinsurers that apply to accident years prior to 2014. The table below summarizes our amounts recoverable from reinsurers as of December 31, 2014.

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2014
		(in thousands)
Hannover Reinsurance (Ireland) Limited (1)	A+	$27,387
Odyssey Reinsurance Company	A	13,523
Minnesota Workers’ Compensation Reinsurance Association (1)	NR	8,518
Tokio Millennium Re Ltd	A++	6,410
Clearwater Insurance Company	bbb	6,229
Finial Reinsurance	A-	5,124
SCOR Reinsurance Company	A	4,926
St. Paul Fire and Marine Insurance Company	A++	2,168
Lloyd’s Syndicate #2000/Harrington	A	1,225
Clearwater Select Insurance	bbb	1,218
American National Insurance Company	A	1,081
Allianz Risk Transfer AG (Bermuda) (1)	A+	1,023
Other	—	7,056

Total		$85,888

(1)	Current participant in our 2015 reinsurance program.

Terrorism Reinsurance

The Terrorism Risk Insurance Act of 2002 (the “2002 Act”) was enacted in response to the events of September 11, 2001 and was extended by the Terrorism Risk Insurance Extension Act of 2005 (the “2005 Act”), the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “2007 Act”), and the Terrorism Risk Insurance Program Reauthorization Act of 2015 (the “2015 Act”). The 2002 Act, the 2005 Act, the 2007 Act and the 2015 Act were designed to ensure the availability of insurance coverage for losses resulting from certain acts of terrorism in the United States. The 2015 Act reauthorizes a federal program, established under the 2002 Act, extended by the 2005 Act and 2007 Act, and further extended the program through the end of 2020. This program provides federal reimbursement to insurance companies for a portion of their losses arising from certain acts of terrorism and requires insurance companies to offer coverage for these acts. The program applies to insured losses arising out of acts that are certified as “acts of terrorism” by the Secretary of the Treasury in concurrence with the Secretary of State and the Attorney General of the United States. In addition, the program does not provide any reimbursement for any portion of aggregate industry-wide insured losses from certified acts of terrorism that exceed $100.0 billion in any one year and is subject to certain other limitations and restrictions.

For insured losses in 2015, each insurance group is responsible for a statutory deductible under the 2015 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2015, the U.S. Federal Government will reimburse 85% of an insurance group’s covered losses over the statutory deductible. The U.S. Federal Government reimbursement will decrease 1% each year until it is 80% in 2020. In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceed $100.0 million for any act of terrorism occurring in 2015 and increasing by $20.0 million each year until it is $200.0 million in 2020. However, there is no relief from the requirement under the 2015 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.

Under the 2015 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in their workers’ compensation policies. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological, radioactive or chemical agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our 2015 reinsurance treaty program that affords coverage for up to $70 million for losses arising from conventional terrorism. Amerisafe’s 2014 Catastrophe excess of loss layer for loss occurrences greater than $10 million also added coverage for losses caused by nuclear, biological, chemical and radiological attacks, subject to the deductibles, retentions, definitions and aggregate limits. This coverage was renewed for 2015.

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

We believe the workers’ compensation market for the hazardous industries we target is more fragmented and to some degree less competitive than other segments of the workers’ compensation market. Our competitors include other insurance companies, individual self-insured companies, state insurance pools and self-insurance funds. Overall, we estimate that more than 300 insurance companies participate in the workers’ compensation market. The insurance companies with which we compete vary by state and by the industries we target. These market conditions are also impacted by lower estimated loss costs adopted by a number of states in which we do business.

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

Employees

As of December 31, 2014, we had 443 full-time employees and 2 part-time employees. None of our employees are subject to collective bargaining agreements. We believe that our employee relations are good.

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

American Interstate Insurance Company and Silver Oak Casualty, Inc. underwent a Nebraska insurance department examination in 2014 that covered calendar years 2009 through 2013. American Interstate Insurance Company of Texas underwent an examination in 2014 that covered calendar years 2010 through 2013.

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

Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. We utilize both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. In 2014, we had assigned risks in four states: Alabama, Alaska, North Carolina and Virginia.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in the applicable state. Our recoveries from state-managed trust funds for the years ended December 31, 2014, 2013 and 2012 were $6.8 million, $6.0 million and $3.9 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2014, 2013 and 2012 was $1.9 million, $2.3 million and $2.2 million, respectively. We accrue for second injury funds relative to historical paid amounts.

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

Federal Law and Regulations

For the year ended December 31, 2014, we derived 2.7% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act, or the USL&H Act, and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.

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

Under Nebraska law, American Interstate and Silver Oak Casualty are each required to maintain minimum capital and surplus of $2.0 million. Under Texas law, American Interstate of Texas is required to maintain minimum capital and surplus of $5.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on the various risk factors related to it. As of December 31, 2014, American Interstate, Silver Oak Casualty, and American Interstate of Texas exceeded the minimum risk-based capital requirements.

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

The 2014 IRIS results for American Interstate Insurance Company, Silver Oak Casualty and American Interstate Insurance Company of Texas were within expected values for 12 of the 13 ratios. The investment yield ratios were outside the expected range by seven tenths of one percent, five tenths of one percent and six tenths of one percent, respectively. This occurred because current low interest rates affected the reinvestment rate for our investment portfolio.

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

Website Information

Our corporate website is located at www.amerisafe.com. Our Annual Report on Form 10-K, annual proxy statement and related proxy card will be made available on our website at the same time they are mailed to shareholders. Our quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the Securities and Exchange Commission, or the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Policy Regarding Communications with the Board of Directors, Policy Regarding Shareholder Recommended Director Candidates, and charters for the standing committees of our board of directors are available on our website as well as other shareholder communications. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Officers of the Registrant

The table below sets forth information about our executive officers and key employees as of February 26, 2015.

Name	Age	Position
Executive Officers
C. Allen Bradley, Jr.	63	Chairman and Chief Executive Officer
G. Janelle Frost	44	President and Chief Operating Officer
Vincent J. Gagliano	42	Executive Vice President and Chief Technology Officer
Brendan D. Gau	40	Executive Vice President and Chief Investment Officer
Michael F. Grasher	50	Executive Vice President and Chief Financial Officer

Key Employees
Kelly R. Goins	49	Senior Vice President, Underwriting Operations
Leon J. Lagneaux	63	Senior Vice President, Safety Operations
Henry O. Lestage, IV	54	Senior Vice President, Claims Operations
Kathryn H. Shirley	49	Senior Vice President, General Counsel and Secretary

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

Michael F. Grasher has served as Executive Vice President and Chief Financial Officer since May 2013 when he joined our Company. From February 2012 to April 2013 he was employed by Fortegra Financial Corporation as Senior Vice President in charge of Capital Markets and Investor Relations. From 2004 through January 2012 he was a Managing Director, Senior Equity Research Analyst for Piper Jaffray, Inc. covering the property-casualty industry.

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

Kathryn H. Shirley has served as Senior Vice President, General Counsel and Secretary since May 2012 when she joined our company. From 2009 through May 2012 she practiced law at Christian & Small LLP. From 2000 until 2008 she was employed as an Insurance Regulatory Compliance Manager with United Investors Life Insurance Company and Liberty National Life Insurance Company, subsidiaries of Torchmark Corporation.

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

The economic recovery from the recession of 2008-2010 has been sluggish. We anticipate continued modest growth in the economy during 2015. Negative trends in business investment, consumer confidence and spending, the significant declines and volatility of the capital markets, the availability of credit and the rate of unemployment can adversely affect our business. A continuation of the current economic environment could further adversely impact our growth and profitability. Although we continue to closely monitor market conditions, we cannot predict future conditions or their impact on our premium volume, the value of our investment portfolio and our financial performance. As a result of these existing economic conditions, we could experience future decreases in business activity and incur additional realized and unrealized losses in our investment portfolio, both of which could adversely affect our financial condition and results of operations.

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

Our success is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets and relationships with our independent agencies. We have entered into employment agreements with each of our executive officers. Those agreements expire in March 2015 except for Mr. Gau’s agreement which expires June 2015 and Mr. Gagliano’s agreement which expires January 2016, in each case, unless extended. Should any of our executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the workers’ compensation insurance industry and the hazardous industries that we target. As a result, our operations may be disrupted and our business may be adversely affected. We do not currently maintain life insurance policies with respect to our executive officers.

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

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2014, independent agencies produced 95.7% of our voluntary in-force premiums. No independent agency accounted for more than 1.0% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

A decline in the level of business activity of our policyholders, particularly those engaged in the construction, trucking, manufacturing and agricultural industries, could negatively affect our earnings and profitability.

In 2014, 75.8% of our gross premiums written were derived from policyholders in the construction, trucking, manufacturing, oil and gas and agriculture industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in the construction, trucking, manufacturing and agricultural industries and upon economic conditions generally.

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

We purchase reinsurance to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Our 2015 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million, subject to applicable deductibles, retentions and aggregate limits. In 2014, we raised our retention from $1.0 million to $2.0 million for each loss occurrence. Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance cover with an aggregate annual deductible of approximately $6.2 million and an aggregate limit of coverage of approximately $33.3 million for 2015.

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

As of December 31, 2014, we had $85.9 million of recoverables from reinsurers. Of this amount, $38.1 million was unsecured. As of December 31, 2014, our largest recoverable from reinsurers included $27.4 million from Hannover Reinsurance (Ireland) Limited, $13.5 million from Odyssey America Reinsurance and and $8.5 million from Minnesota Workers’ Compensation Reinsurance Association. No reinsurance recoverable due at December 31, 2014 was over ninety days old. If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely impacted.

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

At December 31, 2014, we participated in mandatory pooling arrangements in 20 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. As of December 31, 2014, our investment portfolio, including cash and cash equivalents, had a carrying value of $1.1 billion. For the year ended December 31, 2014 we had $27.2 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our board of directors, and is made up predominately of fixed maturity securities and cash and cash equivalents. Although our investment guidelines emphasize capital preservation and liquidity, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

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

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2015 reinsurance treaty program affords limited coverage for up to $70.0 million for losses arising from terrorism, subject to applicable deductibles, retentions, definitions and aggregate limits.

Notwithstanding the protection provided by reinsurance and the Terrorism Risk Insurance Program Extension Act of 2015 (TRIPRA of 2015), the risk of severe losses to us from acts of terrorism has not been eliminated because our reinsurance treaty program includes various sub-limits and exclusions limiting our reinsurers’ obligation to cover losses caused by acts of terrorism. Accordingly, events constituting acts of terrorism may not be covered by, or may exceed the capacity of, our reinsurance and could adversely affect our business and financial condition. In addition, the TRIPRA of 2015 is set to expire on December 31, 2020. If this law is not extended or replaced by legislation affording a similar level of protection to the insurance industry against insured losses arising out of acts of terrorism, reinsurance for losses arising from terrorism may be unavailable or prohibitively expensive, and we may be further exposed to losses arising from acts of terrorism.

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

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of February 16, 2015, there were 18,920,186 shares of our common stock outstanding. As of that date, there were also outstanding options exercisable to purchase 259,583 shares of our common stock.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF.” As of February 16, 2015, there were 26 holders of record of our common stock.

The table below sets forth the reported high and low sales prices of our common stock as quoted on the NASDAQ during each quarter for the last two fiscal years.

	High	Low
2013
First Quarter	$36.15	$27.62
Second Quarter	$35.70	$31.34
Third Quarter	$38.86	$32.28
Fourth Quarter	$44.47	$34.04
2014
First Quarter	$45.95	$38.41
Second Quarter	$45.07	$35.73
Third Quarter	$42.22	$35.15
Fourth Quarter	$44.29	$38.54

Dividend Policy

In 2013, the Company paid a quarterly cash dividend of $0.08 per share. In 2014, the Company paid a quarterly dividend of $0.12 share. In addition, the Company paid two extraordinary cash dividends of $0.50 and $1.00 per share in 2014.

On February 24, 2015 the Company declared a regular quarterly cash dividend of $0.15 per share payable on March 27, 2015 to shareholders of record on March 13, 2015.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is expected to be $0.60 per share in 2015.

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

As of February 16, 2015, 18,920,186 shares of common stock were outstanding. As of that date, there were no other shares of our capital stock outstanding.

Share Repurchases

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, 2012, 2013 and 2014 the Board reauthorized this program. Unless reauthorized, the program will expire on December 31, 2015. Since inception we have repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $25.0 million available for future purchases at December 31, 2014 under this program. There were no share repurchases in 2014. The purchases will continue to be affected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

Item 6.	Selected Financial Data.

The following tables summarize certain selected financial data that should be read in conjunction with our audited financial statements and accompanying notes thereto for the year ended December 31, 2014 included in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Income Statement Data
Gross premiums written	$393,819	$372,177	$328,823	$272,101	$228,424
Ceded premiums written	(13,793)	(18,425)	(16,305)	(13,881)	(20,549)

Net premiums written	$380,026	$353,752	$312,518	$258,220	$207,875

Net premiums earned	$375,747	$329,983	$290,689	$251,015	$218,881
Net investment income	27,214	27,029	27,018	26,340	26,242
Net realized gains (losses) on investments	697	(1,211)	2,979	2,228	2,449
Fee and other income	361	534	562	1,080	584

Total revenues	404,019	356,335	321,248	280,663	248,156

Loss and loss adjustment expenses incurred	244,916	228,973	219,903	189,706	157,388
Underwriting and certain other operating costs (1)	32,573	18,951	18,450	22,404	6,409
Commissions	27,872	25,303	22,144	18,507	16,350
Salaries and benefits	24,518	22,862	20,839	19,914	21,405
Interest expense	—	—	566	1,311	1,548
Policyholder dividends	391	1,042	2,203	1,464	834

Total expenses	330,270	297,131	284,105	253,306	203,934

Income before taxes	73,749	59,204	37,143	27,357	44,222
Income tax expense	20,083	15,567	7,790	3,176	9,702

Net income	53,666	43,637	29,353	24,181	34,520
Redemption premium	—	—	—	—	—
Less allocated income to participating securities	—	142	22	14	17

Net income available to common shareholders	$53,666	$43,495	$29,331	$24,167	$34,503

Portion allocable to common shareholders	100.0%	100.0%	100.0%	100.0%	100.0%
Net income allocable to common shareholders	$53,666	$43,495	$29,331	$24,167	$34,503

Diluted earnings per common share equivalent	$2.84	$2.32	$1.58	$1.29	$1.81
Weighted average common shares	18,646,128	18,373,033	18,166,261	18,249,583	18,635,634
Stock options and performance shares	282,376	375,776	408,930	443,128	467,364

Diluted weighted average of common share equivalents outstanding	18,928,504	18,748,809	18,575,191	18,692,711	19,102,998

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)

Selected Insurance Ratios
Current accident year loss ratio (2)	71.5%	73.2%	76.5%	78.2%	81.8%
Prior accident year loss ratio (3)	(6.3)%	(3.8)%	(0.9)%	(2.6)%	(9.9)%

Net loss ratio	65.2%	69.4%	75.6%	75.6%	71.9%
Net underwriting expense ratio (4)	22.6%	20.3%	21.1%	24.2%	20.2%
Net dividend ratio (5)	0.1%	0.3%	0.8%	0.6%	0.4%

Net combined ratio (6)	87.9%	90.0%	97.5%	100.4%	92.5%

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$90,956	$123,077	$92,676	$45,536	$60,966
Investments	1,016,333	878,775	808,116	805,974	765,537
Amounts recoverable from reinsurers	85,888	75,326	101,352	96,212	95,133
Premiums receivable, net	178,917	171,579	141,950	121,223	122,618
Deferred income taxes	31,231	33,645	29,521	30,048	29,629
Deferred policy acquisition costs	19,649	19,171	18,419	16,578	15,137
Total assets	1,457,220	1,329,001	1,220,946	1,143,973	1,113,516
Reserves for loss and loss adjustment expenses	687,602	614,557	570,450	538,214	532,204
Unearned premiums	168,576	164,296	140,528	118,699	111,494
Insurance-related assessments	29,315	25,428	22,244	19,071	16,464
Debt	—	—	—	25,780	36,090
Shareholders’ equity	446,968	416,814	381,222	349,437	328,721

(1)	Includes policy acquisition expenses and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
(2)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.
(3)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.
(4)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.
(5)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.
(6)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2015 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

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

Two of the key financial measures that we use to evaluate our performance are return on average equity and growth in book value per share. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity. Our return on average equity was 12.4% in 2014, 10.9% in 2013 and 8.0% in 2012. We calculate book value per share by dividing ending shareholders’ equity by the number of common shares outstanding. Our book value per share was $23.65 at December 31, 2014, $22.41 at December 31, 2013 and $20.88 at December 31, 2012.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in other lines of business that pay claims more quickly. From December 31, 2009 to December 31, 2014, our investment portfolio, including cash and cash equivalents, increased from $800.5 million to $1.1 billion and produced net investment income of $27.2 million in 2014, $27.0 million in 2013 and $27.0 million in 2012.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to protect us from the impact of large losses. Our reinsurance program for 2015 includes 14 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Our 2015 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to limitations, applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant, subject to applicable deductibles, retentions and aggregate limits. In 2014, we raised our retention from $1.0 million to $2.0 million for each loss occurrence. Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance cover with an aggregate annual deductible of approximately $6.2 million and an aggregate limit of coverage of approximately $33.3 million for 2015. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

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

For example, for the five-year period ended December 31, 2014 we had recorded 42 severe claims, or an average of 8 severe claims per year for accident years 2010 through 2014. The number of severe claims reported in any one accident year as of December 31, 2014 ranged from a low of 6 in 2011 to a high of 10 in 2010, 2013 and 2014. The average reported case severity for these claims ranged from $1.3 million for the 2010 accident year to $2.9 million for the 2013 accident year. For the five accident years, the case incurred for these severe claims accounted for an average of 6.2 percentage points of our overall loss and loss adjustment expense, or LAE, ratio, measured at December 31, 2014.

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

Substantial judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of unreported claims, length of time to achieve ultimate settlement of claims, utilization, inflation in medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which the changes occurred, with increases in our reserves resulting in decreases in our earnings.

Our gross reserves for loss and loss adjustment expenses at December 31, 2014, 2013 and 2012 were $687.6 million, $614.6 million and $570.5 million, respectively. As a percentage of gross reserves at year end, IBNR represented 22.4% in 2014, 20.2% in 2013 and 21.6% in 2012.

In 2014, we decreased our estimates for prior year loss reserves by $23.7 million. In 2013, we decreased our estimates for prior year loss reserves by $12.6 million. In 2012, we decreased our estimates for prior year loss reserves by $2.5 million.

The workers’ compensation insurance industry is cyclical in nature and influenced by many factors, including price competition, medical cost increases, natural and man-made disasters, changes in interest rates, changes in state laws and regulations, and general economic conditions. A hard market in our industry is characterized by decreased competition that results in higher premium rates, more restrictive policy coverage terms, and lower commissions paid to agencies. In contrast, a soft market is characterized by increased competition that results in lower premium rates, expanded policy coverage terms, and higher commissions paid to agencies. Our strategy is to focus on maintaining underwriting profitability throughout the cycle.

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

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2014 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2014 and the other half in 2015. On a monthly basis, we also recognize net premiums earned from mandatory pooling arrangements.

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

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 29 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

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

Premiums Receivable. Premiums receivable represents premium-related balances due from our policyholders based on annual premiums for policies written, including surcharges and deposits and adjustments for premium audits, endorsements, cancellations, cash transactions and charge offs. The balance is shown net of the allowance for doubtful accounts and includes an estimate for EBUB. The EBUB estimate is subject to significant variability and can either increase or decrease premiums receivable and earned premiums based upon several factors, including changes in premium growth, industry mix and economic conditions. EBUB assumptions include historical development factors, current economic outlook and current trends in particular sectors of our business.

Assessments. We are subject to various assessments and premium surcharges related to our insurance activities, including assessments and premium surcharges for state guaranty funds and second injury funds. Our accrual is based on historical assessments as well as updated assessment rates. Assessments based on premiums are recorded as an expense as premiums are earned and generally paid one year after the calendar year in which the policies are written. Assessments based on losses are recorded as an expense as losses are incurred and are generally paid within one year of the calendar year in which the claims are paid by us. State guaranty fund assessments are used by state insurance oversight agencies to pay claims of policyholders of impaired, insolvent or failed insurance companies and the operating expenses of those agencies. Second injury funds are used by states to reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. In some states, these assessments and premium surcharges may be partially recovered through a reduction in future premium taxes.

Deferred Policy Acquisition Costs. We defer commission expenses, premium taxes and certain marketing, sales, underwriting and safety costs that vary with and primarily relate to the acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. In calculating deferred policy acquisition costs, these costs are limited to their estimated realizable value, which gives effect to the premiums to be earned, anticipated losses and settlement expenses and certain other costs we expect to incur as the premiums are earned, less related net investment income. Judgments as to the ultimate recoverability of these deferred policy acquisition costs are highly dependent upon estimated future profitability of unearned premiums. If the unearned premiums were less than our expected claims and expenses after considering investment income, we would reduce the deferred costs.

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

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Income Statement Data
Gross premiums written	$393,819	$372,177	$328,823
Ceded premiums written	(13,793)	(18,425)	(16,305)

Net premiums written	$380,026	$353,752	$312,518

Net premiums earned	$375,747	$329,983	$290,689
Net investment income	27,214	27,029	27,018
Net realized gains (losses) on investments	697	(1,211)	2,979
Fee and other income	361	534	562

Total revenues	404,019	356,335	321,248

Loss and loss adjustment expenses incurred	244,916	228,973	219,903
Underwriting and certain other operating costs (1)	32,573	18,951	18,450
Commissions	27,872	25,303	22,144
Salaries and benefits	24,518	22,862	20,839
Interest expense	—	—	566
Policyholder dividends	391	1,042	2,203

Total expenses	330,270	297,131	284,105

Income before taxes	73,749	59,204	37,143
Income tax expense	20,083	15,567	7,790

Net income	$53,666	$43,637	$29,353

Selected Insurance Ratios
Current accident year loss ratio (2)	71.5%	73.2%	76.5%
Prior accident year loss ratio (3)	(6.3)%	(3.8)%	(0.9)%

Net loss ratio	65.2%	69.4%	75.6%
Net underwriting expense ratio (4)	22.6%	20.3%	21.1%
Net dividend ratio (5)	0.1%	0.3%	0.8%

Net combined ratio (6)	87.9%	90.0%	97.5%

	As of December 31,
	2014	2013	2012
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$90,956	$123,077	$92,676
Investments	1,016,333	878,775	808,116
Amounts recoverable from reinsurers	85,888	75,326	101,352
Premiums receivable, net	178,917	171,579	141,950
Deferred income taxes	31,231	33,645	29,521
Deferred policy acquisition costs	19,649	19,171	18,419
Total assets	1,457,220	1,329,001	1,220,946
Reserves for loss and loss adjustment expenses	687,602	614,557	570,450
Unearned premiums	168,576	164,296	140,528
Insurance-related assessments	29,315	25,428	22,244
Debt	—	—	—
Shareholders’ equity	446,968	416,814	381,222

(1)	Includes policy acquisition expenses, and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
(2)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.
(3)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.
(4)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.
(5)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.
(6)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.

Overview of Operating Results

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Gross Premiums Written. Gross premiums written for 2014 were $393.8 million, compared to $372.2 million for 2013, an increase of 5.8%. The increase was attributable to a $16.3 million increase in annual premiums on voluntary policies written during the period, a $1.3 million increase in premiums from mandatory pooling arrangements, and a $0.8 million increase in direct assigned risk premiums and a $3.3 million increase in premiums resulting from payroll audits and related premium adjustments. Related premium adjustments in 2014 include a $0.9 million increase in “earned but unbilled”, or EBUB, premium.

Net Premiums Written. Net premiums written for 2014 were $380.0 million, compared to $353.8 million for 2013, an increase of 7.4%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.5% for 2014 compared to 5.3% for 2013.

Net Premiums Earned. Net premiums earned for 2014 were $375.7 million, compared to $330.0 million for 2013, an increase of 13.9%. The increase was attributable to the increase in net premiums written.

Net Investment Income. Net investment income in 2014 was $27.2 million, an increase of 0.7% from the $27.0 million reported in 2013. The pre-tax investment yield on our investment portfolio was 2.6% per annum for 2014 and 2.8% for 2013. The tax-equivalent yield on our investment portfolio was 3.5% per annum for 2014, compared to 3.9% per annum for 2013. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate. Average invested assets, including cash and cash equivalents, increased 12.7%, from an average of $944.4 million for 2013 to an average of $1,064.4 million for 2014.

Net Realized Gains (Losses) on Investments. Net realized gains on investments in 2014 totaled $0.7 million, compared to a loss of $1.2 million in 2013. In 2014, net realized gains of $0.9 million resulted from gains from called fixed maturity securities, the sale of equity securities and the sale of fixed maturity securities from the available-for-sale portfolio. These gains were partially offset by a realized loss of $0.2 million from an other-than-temporary impairment of a fixed maturity security. In 2013, net realized losses of $2.2 million resulted from other-than-temporary impairments on four equity securities. These losses were offset by realized gains of $1.0 million in 2013 resulting from gains from called fixed maturity securities, the sale of equity securities and the sale of fixed maturity securities from the available-for-sale portfolio.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $244.9 million for 2014, compared to $229.0 million for 2013, an increase of $15.9 million, or 7.0%. The current accident year losses and LAE incurred were $268.6 million, or 71.5% of net premiums earned, compared to $241.6 million, or 73.2% of net premiums earned for 2013. We recorded favorable prior accident year development of $23.7 million in 2014, compared to $12.6 million in 2013. This is further discussed below in “Prior Year Development.” Our net loss ratio was 65.2% for 2014 and 69.4% for 2013.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2014 were $85.0 million, compared to $67.1 million for 2013, an increase of 26.6%. This increase was primarily due to a $9.3 million decrease in experience-rated commissions, a $2.6 million increase in commission expense, a $1.7 million decrease in ceding commission, a $0.8 million increase in insurance related assessments, a $1.0 million increase in bad debt expense and a $0.3 million increase in mandatory pooling arrangement fees. Offsetting these increases were a $0.2 million decrease in taxes and fees. Our underwriting expense ratio increased to 22.6% in 2014 from 20.3% in 2013.

Income tax expense. Income tax expense for 2014 was $20.1 million, compared to $15.6 million for 2013. The increase was primarily attributable to an increase in pre-tax income, from $59.2 million for 2013 to $73.7 million for 2014. The effective tax rate also increased to 27.2% for 2014, compared to 26.3% for 2013. This increase is due to the changing mix of taxable income versus non-taxable income.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Gross Premiums Written. Gross premiums written for 2013 were $372.2 million, compared to $328.8 million for 2012, an increase of 13.2%. The increase was attributable to a $46.9 million increase in annual premiums on voluntary policies written during the period, a $2.8 million increase in premiums from mandatory pooling arrangements and a $0.9 million increase in direct assigned risk premiums offset by a $7.4 million decrease in premiums resulting from payroll audits and related premium adjustments. Related premium adjustments in 2013 include a $1.3 million increase in “earned but unbilled”, or EBUB, premium.

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

Net Investment Income. Net investment income in 2013 was $27.0 million, in-line with the $27.0 million reported in 2012. The pre-tax investment yield on our investment portfolio was 2.8% per annum for 2013 and 3.1% for 2012. The tax-equivalent yield on our investment portfolio was 3.9% per annum for 2013, compared to 4.3% per annum for 2012. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate. Average invested assets, including cash and cash equivalents, increased 7.6%, from an average of $877.6 million for 2012 to an average of $944.4 million for 2013. During 2013, we invested $10 million in a limited partnership, which we account for under the equity method. The carrying value of this investment was $10.6 million at December 31, 2013.

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

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2013 were $67.1 million, compared to $61.4 million for 2012, an increase of 9.3%. This increase was primarily due to a $3.2 million increase in commission expense, a $0.6 million increase in insurance related assessments and a $0.8 million increase in mandatory pooling arrangement fees. Offsetting these increases were a $2.0 million decrease in bad debt expense, a $0.3 million decrease in taxes and fees, a $1.8 million increase in experience-rated commissions and a $0.5 million increase in ceding commission which serve to decrease the cost of our reinsurance. Our underwriting expense ratio decreased to 20.3% in 2013 from 21.1% in 2012.

Interest expense. There was no interest expense for 2013 compared to $0.6 million for 2012. The Company retired all of its debt in August 2012.

Income tax expense. Income tax expense for 2013 was $15.6 million, compared to $7.8 million for 2012. The increase was primarily attributable to an increase in pre-tax income, from $37.1 million for 2012 to $59.2 million for 2013. The effective tax rate also increased to 26.3% for 2013, compared to 21.0% for 2012. This increase is due to the changing mix of taxable income versus non-taxable income.

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $23.7 million in calendar year 2014, $12.6 million in calendar year 2013 and $2.5 million in calendar year 2012. The table below sets forth the favorable or unfavorable development for accident years 2009 through 2013 and, collectively, all accident years prior to 2009.

	Favorable/(Unfavorable) Development for Year Ended December 31,
	2014	2013	2012
	(in millions)
2013	$—	$—	$—
2012	9.3	0.5	—
2011	1.0	0.4	(3.1)
2010	6.9	2.3	(5.6)
2009	1.7	3.9	0.5
Prior to 2009	4.8	5.5	10.7

Total net development	$23.7	$12.6	$2.5

The table below sets forth the number of open claims as of December 31, 2014, 2013 and 2012, and the numbers of claims reported and closed during the years then ended.

	Twelve Months Ended December 31,
	2014	2013	2012
Open claims at beginning of period	5,297	4,964	5,184
Claims reported	5,785	5,620	5,721
Claims closed	(5,567)	(5,287)	(5,941)

Open claims at end of period	5,515	5,297	4,964

At December 31, 2014, our incurred amounts for certain accident years, particularly 2012 and 2010, developed more favorably than management previously expected. The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of December 31, 2014, actual results for these accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income, and proceeds from maturities of investments. Our primary uses of operating funds include payments for claims and operating expenses. We pay claims and operating expenses using cash flow from operations and invest our excess cash in fixed maturity, equity securities and other investments. We expect that our projected cash flow from operations will provide us sufficient liquidity to fund future operations, including payment of claims and operating expenses and other holding company expenses, for at least the next 18 months.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $182.5 million in 2014, $178.4 million in 2013 and $181.9 million in 2012. We fund claim payments out of cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio has increased from $800.5 million at December 31, 2009 to $1.1 billion at December 31, 2014.

As discussed above under “Overview,” we purchase reinsurance to protect us against severe claims and catastrophic events. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2015 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

Net cash provided by operating activities was $140.4 million in 2014, as compared to $128.9 million in 2013, and $81.0 million in 2012. Major components of cash provided by operating activities in 2014 were net premiums collected of $373.1 million and investment income collected of $42.1 million, offset in-part by claim payments of $183.7 million, $71.7 million of operating expenditures, federal taxes paid of $19.9 million and dividends to policyholders paid of $1.1 million.

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

Net cash used in investing activities was $141.0 million in 2014, as compared to $97.0 million in 2013 and $9.3 million in 2012. In 2014, major components of net cash used in investing activities included investment purchases of $455.2 million and net purchases of furniture, fixtures and equipment of $1.0 million, offset by proceeds from sales and maturities of investment of investments of $315.2 million. In 2013, major components of net cash used in investing activities included investment purchases of $355.6 million and net purchases of furniture, fixtures and equipment of $1.1 million, offset by proceeds from sales and maturities of investments of $259.8 million. In 2012, major components of net cash used in investing activities included investment purchases of $267.7 million and net purchases of furniture, fixtures and equipment of $1.2 million, offset by proceeds from sales and maturities of investments of $259.6 million.

Net cash used in financing activities was $31.6 million in 2014, as compared to net cash used in financing activities of $1.5 million in 2013 and net cash used in financing activities of $24.6 million in 2012. Major components of cash provided in financing activities in 2014 included $2.7 million of proceeds from the exercise of stock options and $2.8 million of tax benefit from share-based compensation, offset by cash used for dividends paid to shareholders of $37.1 million. Major components of cash provided in financing activities in 2013 included $2.3 million of proceeds from the exercise of stock options and $2.0 million of tax benefit from share-based compensation, offset by cash used for dividends paid to shareholders of $5.9 million. Major components of cash used in financing activities in 2012 included $25.8 million for the redemption of subordinated debt securities, $0.8 million of proceeds from the exercise of stock options and $0.4 million of tax benefit from share-based compensation.

In 2012, the Company redeemed all $25.8 million of subordinated notes from the Amerisafe Capital Trust II (“ACT II”) and the related trust was canceled.

In October 2007, the Company entered into an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank, NA. The agreement expired in October 2010. The Company renewed this agreement in the fourth quarter 2010 for an additional three years to mature in December of 2013. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR. The Company paid a fee of 0.375% on the unused portion of the loan in arrears quarterly for a fee of $75,000 annually, assuming the line of credit remains unused during the calendar year. In December of 2013, the Company renewed the agreement providing for a line of credit up to $20.0 million, expiring in December 2016. Under the agreement, the Company will pay a fee of 0.25% on the unused portion of the loan in arrears quarterly for a fee of $50,000 annually. The line of credit is unsecured. At December 31, 2014, there were no outstanding borrowings.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, 2012 2013 and 2014 the Board reauthorized this program. As of December 31, 2014, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had

$25.0 million available for future purchases at December 31, 2014 under this program. There were no share repurchases in 2014, 2013 or 2012. The purchases will continue to be effected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including American Interstate, Silver Oak Casualty and American Interstate of Texas. AMERISAFE’s primary assets are the capital stock of these insurance subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Based upon the prescribed calculation, the insurance subsidiaries could pay to AMERISAFE dividends of up to $37.8 million in 2015 without seeking regulatory approval. See “Business—Regulation—Dividend Limitations” in Item 1 of this report.

In 2013, the Company paid a quarterly cash dividend of $0.08 per share. In 2014, the Company paid a quarterly dividend of $0.12 share. In addition, the Company paid two extraordinary cash dividends of $0.50 and $1.00 per share in 2014.

On February 24, 2015 the Company declared a regular quarterly cash dividend of $0.15 per share payable on March 27, 2015 to shareholders of record on March 13, 2015.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is expected to be $0.60 per share in 2015.

Investment Portfolio

The principal objectives of our investment portfolio are to preserve capital and surplus and to maintain appropriate liquidity for corporate requirements. Additional objectives are to support our A.M. Best rating of “A” (Excellent) and to maximize after-tax income and total return. We presently expect to maintain sufficient liquidity from funds generated by operations to meet our anticipated insurance obligations and operating and capital expenditure needs. Excess funds from operations will be invested in accordance with our investment policy and statutory requirements.

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

Under Nebraska and Texas law, as applicable, each of American Interstate, Silver Oak Casualty and American Interstate of Texas is required to invest only in securities that are either interest-bearing, interest-accruing or eligible for dividends, and must limit its investment in the securities of any single issuer, other than direct obligations of the United States, to five percent of the insurance company’s assets. As of December 31, 2014, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security.

As of December 31, 2014, our investment portfolio, including cash and cash equivalents, totaled $1.1 billion, an increase of 10.5% from December 31, 2013. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities. As

such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. The remainder of our fixed maturity securities and all of our equity securities are classified as available-for-sale and reported at fair value.

On January 1, 2008, we adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 19 of the financial statements, our securities available-for-sale are classified using Level 1, 2 and 3 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825, Financial Instruments, for any financial assets or financial liabilities in 2013 or 2014.

The composition of our investment portfolio, including cash and cash equivalents, as of December 31, 2014 is shown in the following table.

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$385,623	34.8%	3.5%
Corporate bonds	176,880	16.0%	1.5%
Commercial mortgage-backed securities	46,662	4.2%	4.7%
U.S. agency-based mortgage-backed securities	16,972	1.5%	5.1%
U.S. Treasury securities and obligations of U.S. Government agencies	10,697	1.0%	3.5%
Asset-backed securities	2,797	0.3%	3.7%

Total fixed maturity securities—held-to-maturity	639,631	57.8%	3.1%

Fixed maturity securities—available-for-sale:
State and political subdivisions	157,374	14.2%	3.5%
Corporate bonds	165,370	14.9%	1.6%
U.S. agency-based mortgage-backed securities	8,498	0.8%	3.2%

Total fixed maturity securities—available-for-sale	331,242	29.9%	2.5%

Equity securities	28	0.0%	0.0%
Other investments	11,748	1.1%	0.0%
Cash and cash equivalents	90,956	8.2%	0.1%
Short-term investments	33,684	3.0%	0.5%

Total Investments, including cash and cash equivalents	$1,107,289	100.0%	2.6%

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

The following table summarizes the fair value of, and the amount of, unrealized losses on our investment securities, segregated by the time period each security has been in a continuous unrealized loss position as of December 31, 2014 and 2013:

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2014:
Fixed maturity securities	$260,769	$(1,069)	$19,766	$(3,089)
Equity securities	—	—	—	—
December 31, 2013:
Fixed maturity securities	$201,887	$(6,812)	$9,752	$(2,994)
Equity securities	5,205	(567)	—	—

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

During 2014, the Company impaired securities totaling $0.2 million related to a fixed maturity security. The impairment charge is included in “Net realized gains (losses) on investments” for 2014. We impaired the security due a downgrade of the security and the amount of the accumulated unrealized loss.

During 2013, the Company impaired securities totaling $2.2 million related to four equity securities. The impairment charge is included in “Net realized gains (losses) on investments” for 2013. We impaired the securities due to the amount of the accumulated unrealized loss positions, the amount of time in those loss positions and management’s revised outlook on those securities.

There were no impairment charges in 2012.

The pre-tax investment yield on our investment portfolio was 2.6% per annum during the twelve months ended December 31, 2014, compared to 2.8% per annum during the same period in 2013.

Contractual Obligations and Commitments

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2014, the present value of these annuities was $94.6 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 17 to our consolidated financial statements in Item 8 of this report.

We lease equipment and office space under noncancelable operating leases. Future minimum lease payments at December 31, 2014, were as follows:

Year	Future Minimum Lease Payments
(in thousands)
2015	$140
2016	121
2017	98
2018	67
2019	6
2020	—

$432

Rental expense was $0.2 million in 2014, 2013 and 2012.

The table below provides information with respect to our contractual obligations as of December 31, 2014.

Contractual Obligations		Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
			(in thousands)
Loss and loss adjustment expenses (1)	$687,602	$239,973	$290,856	$73,573	$83,200
Loss-based insurance assessments (2)	13,725	4,790	5,805	1,469	1,661
Capital lease obligations	106	38	68	—	—
Operating lease obligations	432	140	286	6	—
Purchase obligations	487	175	312	—	—

Total	$702,352	$245,116	$297,327	$75,048	$84,861

(1)	The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2014 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense process, see “Business—Loss Reserves” in Item 1 of this report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the amounts shown in the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors— Risks Related to Our Business—Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Item 1A of this report for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.
(2)

We are subject to various annual assessments imposed by certain of the states in which we write insurance policies. These assessments are generally based upon the amount of premiums written or losses paid during the applicable year. Assessments based on premiums are generally paid within one year after the calendar year in which the policies are written, while assessments based on losses are generally paid within one year after calendar year in which the loss is paid. When we establish a reserve for loss and loss adjustment expenses for a reported claim, we accrue our obligation to pay any applicable assessments. If settlement of the claim is to be paid out over more than one year, our obligation to pay any related loss-based assessments extends for the same period of time. Because our reserves for loss and loss adjustment expenses are based on estimates, our accruals for loss-based insurance assessments are also based on estimates. Actual payments of loss and loss adjustment expenses may differ, perhaps materially, from our reserves. Accordingly, our actual loss-based insurance assessments may vary, perhaps materially, from our accruals.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. As of December 31, 2014, we had fixed maturity securities with a fair value of $995.6 million and a carrying value of $970.9 million. These securities are all subject to interest rate risk, but because we classify the majority of our fixed maturity securities as held-to-maturity, changes in fair values have a small effect on the carrying value of our portfolio. We manage our exposure to interest rate risk with respect to these securities by investing in a portfolio of securities with moderate effective duration. At December 31, 2014, the effective duration of the total investment portfolio, including cash and short term investments, was 2.9 years. Given the current low interest rate environment, the risk to the portfolio from higher rates exceeds the potential benefit to the portfolio from lower rates. Should we experience a large rise in interest rates, the effect on the carrying value of our portfolio could be substantial.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2014 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$928,304	$(67,309)	$939,819	$(31,054)	(6.9)%
100 basis point increase	962,787	(32,826)	955,678	(15,196)	(3.4)%
No change	995,613	—	970,873	—	—
100 basis point decrease	1,024,901	29,288	984,465	13,591	3.0%
200 basis point decrease	1,041,565	45,951	993,151	22,278	5.0%

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and shareholders’ equity. In order to minimize our exposure to equity price risk, we independently monitor the financial condition of our equity securities, and diversify our investments. In addition, we limit the percentage of equity securities held in our investment portfolio to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity. As of December 31, 2014, the equity securities in our investment portfolio had a fair value of $0.03 million, representing 0.0% of shareholders’ equity on that date. See “Business—Investments” in Item 1 of this report.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and shareholders of AMERISAFE, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also include the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERISAFE, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMERISAFE, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 27, 2015

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2014	2013
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $664,371 and $561,179 in 2014 and 2013, respectively)	$639,631	$536,583
Fixed maturity securities—available-for-sale, at fair value (cost $327,004 and $244,409 in 2014 and 2013, respectively)	$331,242	$237,877
Equity securities—available-for-sale, at fair value (cost $0 and $9,482 in 2014 and 2013, respectively)	28	9,302
Short-term investments	33,684	84,422
Other investments	11,748	10,591

Total investments	1,016,333	878,775
Cash and cash equivalents	90,956	123,077
Amounts recoverable from reinsurers	85,888	75,326
Premiums receivable, net of allowance	178,917	171,579
Deferred income taxes	31,231	33,645
Accrued interest receivable	11,637	11,242
Property and equipment, net	7,240	7,549
Deferred policy acquisition costs	19,649	19,171
Federal income tax recoverable	1,082	—
Other assets	14,287	8,637

Total assets	$1,457,220	$1,329,001

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$687,602	$614,557
Unearned premiums	168,576	164,296
Reinsurance premiums payable	843	607
Amounts held for others	42,827	35,739
Policyholder deposits	48,722	44,620
Insurance-related assessments	29,315	25,428
Accounts payable and other liabilities	30,110	26,940
Payable for investments purchased	2,257	—

Total liabilities	1,010,252	912,187
Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2014 and 2013; 20,155,936 and 19,855,430 shares issued and 18,897,686 and 18,597,180 shares outstanding in 2014 and 2013, respectively	201	198
Additional paid-in capital	199,138	192,537
Treasury stock at cost (1,258,250 shares in 2014 and 2013)	(22,370)	(22,370)
Accumulated earnings	267,189	250,744
Accumulated other comprehensive income (loss), net	2,810	(4,295)

Total shareholders’ equity	446,968	416,814

Total liabilities and shareholders’ equity	$1,457,220	$1,329,001

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Premiums earned	$375,747	$329,983	$290,689
Net investment income	27,214	27,029	27,018
Net realized gains (losses) on investments	697	(1,211)	2,979
Fee and other income	361	534	562

Total revenues	404,019	356,335	321,248
Expenses
Loss and loss adjustment expenses incurred	244,916	228,973	219,903
Underwriting and certain other operating costs	32,573	18,951	18,450
Commissions	27,872	25,303	22,144
Salaries and benefits	24,518	22,862	20,839
Interest expense	—	—	566
Policyholder dividends	391	1,042	2,203

Total expenses	330,270	297,131	284,105

Income before income taxes	73,749	59,204	37,143
Income tax expense	20,083	15,567	7,790

Net income	53,666	43,637	29,353

Net income available to common shareholders	$53,666	$43,495	$29,331

Earnings per share
Basic	$2.88	$2.37	$1.62

Diluted	$2.84	$2.32	$1.58

Shares used in computing earnings per share
Basic	18,646,128	18,373,033	18,166,261

Diluted	18,928,504	18,748,809	18,575,191

Extraordinary cash dividends declared per common share	$1.50	$—	$—

Cash dividends declared per common share	$0.48	$0.32	$—

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$53,666	$43,637	$29,353
Other comprehensive income:
Unrealized gain (loss) on securities, net of tax	7,105	(7,274)	764

Comprehensive income	$60,771	$36,363	$30,117

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amounts		Accumulated Earnings
Balance at December 31, 2011	19,408,512	$194	(1,258,250)	$(22,370)	$185,734	$183,664	$2,215	$349,437
Comprehensive income:
Net income	—	—	—	—	—	29,353	—	29,353
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	764	764

Comprehensive income	—	—	—	—	—	—	—	30,117
Common stock issued upon exercise of options	86,800	1	—	—	780	—	—	781
Restricted common stock issued	18,164	—	—	—	240	—	—	240
Share-based compensation	—	—	—	—	226	—	—	226
Tax benefit of share-based compensation	—	—	—	—	421	—	—	421

Balance at December 31, 2012	19,513,476	$195	(1,258,250)	$(22,370)	$187,401	$213,017	$2,979	$381,222

Comprehensive income:
Net income	—	—	—	—	—	43,637	—	43,637
Other comprehensive income:
Change in unrealized losses, net of tax	—	—	—	—	—	—	(7,274)	(7,274)

Comprehensive income	—	—	—	—	—	—	—	36,363
Common stock issued upon exercise of options	256,300	3	—	—	2,341	—	—	2,344
Restricted common stock issued	85,654	—	—	—	557	—	—	557
Share-based compensation	—	—	—	—	214	—	—	214
Tax benefit of share-based compensation	—	—	—	—	2,024	—	—	2,024
Dividends to shareholders	—	—	—	—	—	(5,910)	—	(5,910)

Balance at December 31, 2013	19,855,430	$198	(1,258,250)	$(22,370)	$192,537	$250,744	$(4,295)	$416,814

Comprehensive income:
Net income	—	—	—	—	—	53,666	—	53,666
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	7,105	7,105

Comprehensive income	—	—	—	—	—	—	—	60,771
Common stock issued upon exercise of options	294,165	3	—	—	2,671	—	—	2,674
Restricted common stock issued	6,341	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,089	—	—	1,089
Tax benefit of share-based compensation	—	—	—	—	2,841	—	—	2,841
Dividends to shareholders	—	—	—	—	—	(37,221)	—	(37,221)

Balance at December 31, 2014	20,155,936	$201	(1,258,250)	$(22,370)	$199,138	$267,189	$2,810	$446,968

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$53,666	$43,637	$29,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,298	1,300	1,112
Net amortization/accretion of investments	15,243	13,350	10,151
Deferred income taxes	(1,412)	(207)	115
Net realized (gains) losses on investments	(697)	1,211	(2,979)
Loss on sale of asset	—	2	1
Share-based compensation	1,519	1,409	641
Changes in operating assets and liabilities:
Premiums receivable, net	(7,338)	(29,629)	(20,727)
Accrued interest receivable	(395)	(850)	(872)
Deferred policy acquisition costs	(478)	(752)	(1,841)
Other assets	(7,889)	1,581	445
Reserve for loss and loss adjustment expenses	73,045	44,107	32,236
Unearned premiums	4,280	23,768	21,829
Reinsurance balances	(10,326)	26,177	(5,910)
Amounts held for others and policyholder deposits	11,190	238	12,912
Accounts payable and other liabilities	8,734	3,561	4,582

Net cash provided by operating activities	140,440	128,903	81,048
Investing activities
Purchases of investments held-to-maturity	(225,285)	(77,868)	(79,042)
Purchases of investments available-for-sale	(149,956)	(135,798)	(92,751)
Purchases of short-term investments	(79,957)	(131,981)	(95,954)
Purchases of other invested assets	—	(10,000)	—
Proceeds from maturities of investments held-to-maturity	114,601	117,750	134,994
Proceeds from sales and maturities of investments available-for-sale	72,535	29,099	52,514
Proceeds from sales and maturities of short-term investments	128,043	112,978	72,105
Purchases of property and equipment	(989)	(1,140)	(1,196)

Net cash used in investing activities	(141,008)	(96,960)	(9,330)
Financing activities
Proceeds from stock option exercises	2,674	2,344	781
Tax benefit from share-based payments	2,841	2,024	421
Redemption of subordinated debt securities	—	—	(25,780)
Dividends to shareholders	(37,068)	(5,910)	—

Net cash used in financing activities	(31,553)	(1,542)	(24,578)

Change in cash and cash equivalents	(32,121)	30,401	47,140
Cash and cash equivalents at beginning of year	123,077	92,676	45,536

Cash and cash equivalents at end of year	$90,956	$123,077	$92,676

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$686

Income taxes paid	$19,926	$12,512	$7,004

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

1.	Summary of Significant Accounting Policies

Organization

AMERISAFE, Inc. is an insurance holding company incorporated in the state of Texas. The accompanying consolidated financial statements include the accounts of AMERISAFE and its subsidiaries: American Interstate Insurance Company (“AIIC”) and its insurance subsidiaries, Silver Oak Casualty, Inc. (“SOCI”) and American Interstate Insurance Company of Texas (“AIICTX”), Amerisafe Risk Services, Inc. (“RISK”) and Amerisafe General Agency, Inc. (“AGAI”). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Nebraska. In 2013, AIIC and SOCI were re-domesticated to Nebraska from Louisiana. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. RISK, a wholly owned subsidiary of the Company, is a claims and safety service company servicing only affiliated insurance companies. AGAI, a wholly owned subsidiary of the Company, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers. The assets and operations of AGAI are not significant to that of the consolidated entity.

The terms “AMERISAFE,” the “Company,” “we,” “us” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.

The Company provides workers’ compensation insurance for companies primarily in special trade groups, including construction, trucking, manufacturing, oil and gas and agriculture. Assets and revenues of AIIC represent at least 95% of comparable consolidated amounts of the Company for each of 2014, 2013 and 2012.

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

December 31, 2014

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Deferred Policy Acquisition Costs

The direct costs of successfully acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2014, 2013 or 2012.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Experience-rated commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. These commission revenues on reinsurance contracts are recognized during the related reinsurance treaty period and are based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and certain other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations. Experience-rated commissions had no impact on underwriting and certain other operating costs in 2014 compared to a reduction of $9.3 million in 2013 and $11.1million in 2012.

Fee and Other Income

The Company recognizes income related to commissions earned by AGAI as the related services are performed.

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and certain other operating costs in the consolidated statements of income. Total advertising expenses incurred were $0.5 million in 2014, $0.5 million in 2013 and $0.4 million in 2012.

Income Taxes

The Company accounts for income taxes using the liability method. The provision for income taxes has two components, amounts currently payable or receivable and deferred amounts. Deferred income tax assets and liabilities are recognized for the differences between the financial statement carrying amounts of existing assets

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Insurance-Related Assessments

Insurance-related assessments are accrued in the period in which they have been incurred. The Company is subject to a variety of assessments related to insurance commerce, including those by state guaranty funds and workers’ compensation second-injury funds. State guaranty fund assessments are used by state insurance oversight agencies to cover losses of policyholders of insolvent or rehabilitated insurance companies and for the operating expenses of such agencies. The Company has a premium tax benefit accrued of $4.0 million and $3.6 million as of December 31, 2014 and 2013, respectively, for mandatory assessments that may be recovered through a reduction in future premium taxes in certain states. Assessments based on premiums are generally paid one year after the calendar year in which the premium is written, while assessments based on losses are generally paid within one year of the calendar year in which the loss is paid.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Share-Based Compensation

The Company recognizes the impact of its share-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. All share-based grants are recognized as compensation expense over the vesting period. The target value of long-term incentive awards are recognized as compensation over the performance period.

2.	Investments

Short-term investments held at December 31, 2014 include $32.7 million of corporate bonds and certificates of deposit of $1.0 million. Short-term investments held at December 31, 2013 include $82.7 million of corporate bonds, certificates of deposits of $0.9 million and $0.8 million of municipal securities. All certificates of deposits are fully insured by the Federal Deposit Insurance Corporation.

Amerisafe holds investments in a LP, accounted for under the equity method. The carrying value of this investment is $11.7 million at December 31, 2014.

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at December 31, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$385,623	$20,100	$(58)	$405,665
Corporate bonds	176,880	374	(520)	176,734
Commercial mortgage-backed securities	46,662	1,867	—	48,529
U.S. agency-based mortgage-backed securities	16,972	1,702	(2)	18,672
U.S. Treasury securities and obligations of U.S. Government agencies	10,697	1,097	(2)	11,792
Asset-backed securities	2,797	264	(82)	2,979

Totals	$639,631	$25,404	$(664)	$664,371

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at December 31, 2014 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$151,744	$7,302	$(1,672)	$157,374
Corporate bonds	165,412	428	(470)	165,370
U.S. agency-based mortgage-backed securities	9,848	2	(1,352)	8,498

Total fixed maturity	327,004	7,732	(3,494)	331,242
Other investments	10,000	1,748	—	11,748
Equity securities	—	28	—	28

Totals	$337,004	$9,508	$(3,494)	$343,018

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at December 31, 2014, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$120,896	$121,909
After one year through five years	262,486	271,332
After five years through ten years	102,703	110,139
After ten years	87,115	90,811
U.S. agency-based mortgage-backed securities	16,972	18,672
Commercial mortgage-backed securities	46,662	48,529
Asset-backed securities	2,797	2,979

Totals	$639,631	$664,371

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at December 31, 2014, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$51,403	$51,448
After one year through five years	127,842	128,060
After five years through ten years	10,056	10,275
After ten years	127,855	132,961
U.S. agency-based mortgage-backed securities	9,848	8,498

Totals	$327,004	$331,242

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

At December 31, 2014, there were $19.8 million of held-to-maturity investments on deposit with regulatory agencies of states in which the Company does business.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2014, 2013 and 2012 is as follows:

	Fixed Maturity Securities Available for Sale	Equity Securities	Other	Total
	(in thousands)
Year ended December 31, 2014
Proceeds from sales	$768	$9,780	$—	$10,548

Gross realized investment gains	$1	$749	$—	$750
Gross realized investment (losses)	—	(451)	—	(451)

Net realized investment gains	1	298	—	299
Impairments	(222)	—	—	(222)
Other, including gains on calls and redemptions	244	—	376	620

Net realized investment gains	$23	$298	$376	$697

Year ended December 31, 2013
Proceeds from sales	$2,090	$8,900	$—	$10,990

Gross realized investment gains	$90	$1,264	$—	$1,354
Gross realized investment (losses)	—	(471)	—	(471)

Net realized investment gains	90	793	—	883
Impairments	—	(2,229)	—	(2,229)
Other, including gains on calls and redemptions	38	—	97	135

Net realized investment gains (losses)	$128	$(1,436)	$97	$(1,211)

Year ended December 31, 2012
Proceeds from sales	$22,363	$10,777	$—	$33,140

Gross realized investment gains	$1,555	$1,186	$—	$2,741
Gross realized investment (losses)	—	—	—	—

Net realized investment gains	1,555	1,186	—	2,741
Other, including gains on calls and redemptions	15	—	223	238

Net realized investment gains	$1,570	$1,186	$223	$2,979

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Gross investment income:
Fixed maturity securities	$26,622	$26,422	$27,167
Short-term investments and cash and cash equivalents	426	634	489
Equity securities	232	543	446
Other investments	1,611	803	—

Total gross investment income	28,891	28,402	28,102
Investment expenses	(1,677)	(1,373)	(1,084)

Net investment income	$27,214	$27,029	$27,018

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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
	(in thousands)
December 31, 2014
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$129,788	$520	$—	$—	$129,788	$520
States and political subdivisions	16,896	58	—	—	16,896	58
U.S. Treasury securities and obligations of U.S. Government agencies	3,385	2	—	—	3,385	2
U.S. agency-based mortgage-backed securities	78	2	—	—	78	2
Asset-backed securities	—	—	1,662	82	1,662	82

Total held-to-maturity securities	150,147	582	1,662	82	151,809	664

Available-for Sale
Fixed maturity securities:
Corporate bonds	$106,185	$470	$—	$—	$106,185	$470
States and political subdivisions	3,810	6	10,347	1,666	14,157	1,672
U.S. agency-based mortgage-backed securities	627	11	7,757	1,341	8,384	1,352

Total available-for-sale securities	110,622	487	18,104	3,007	128,726	3,494

Total	$260,769	$1,069	$19,766	$3,089	$280,535	$4,158

December 31, 2013
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$14,090	$41	$—	$—	$14,090	$41
States and political subdivisions	54,895	1,147	311	6	55,206	1,153
Asset-backed securities	—	—	1,916	144	1,916	144

Total held-to-maturity securities	68,985	1,188	2,227	150	71,212	1,338

Available-for Sale
Fixed maturity securities:
Corporate bonds	$29,691	$361	$—	$—	$29,691	$361
States and political subdivisions	101,908	4,798	1,753	342	103,661	5,140
U.S. agency-based mortgage-backed securities	1,303	465	5,772	2,502	7,075	2,967
Equity securities	5,205	567	—	—	5,205	567

Total available-for-sale securities	138,107	6,191	7,525	2,844	145,632	9,035

Total	$207,092	$7,379	$9,752	$2,994	$216,844	$10,373

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

At December 31, 2014, the Company held 174 individual fixed maturity securities that were in an unrealized loss position, of which 19 were in a continuous unrealized loss position for longer than 12 months.

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

In 2014, the Company impaired a fixed maturity security in the amount of $0.2 million. The impairment charge is included in “Net realized gains (losses) on investments” for 2014. We impaired the security due to a downgrade of the security and the amount of the accumulated unrealized loss.

In 2014, the Company exercised a change of control put on a held-to-maturity security. The security held a net carrying value of $2.1 million at the execution of the put option and resulted in a realized loss of $58,000. The issuer experienced a significant downgrade in credit after being acquired by an entity that funded the acquisition primarily through additional borrowings.

3.	Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for doubtful accounts. The components of premiums receivable are shown below:

	December 31,
	2014	2013
	(in thousands)
Premiums receivable	$184,128	$177,037
Allowance for doubtful accounts	(5,211)	(5,458)

Premiums receivable, net	$178,917	$171,579

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

The following summarizes the activity in the allowance for doubtful accounts:

	December 31,
	2014	2013	2012
	(in thousands)
Balance, beginning of year	$5,458	$6,424	$5,573
Provision for bad debts (1)	673	52	2,230
Write-offs	(920)	(1,018)	(1,379)

Balance, end of year	$5,211	$5,458	$6,424

(1) Includes a one-time adjustment of $1.7 million in 2013 as a result of a change in accounting estimate of uncollectible accounts based on historical experience.

Included in premiums receivable at December 31, 2014, 2013 and 2012 is the Company’s estimate for EBUB premium of $5.2 million, $4.3 million and $3.0 million, respectively.

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

These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2014	2013
	(in thousands)
Agents’ commissions	$15,351	$15,511
Premium taxes	3,100	2,526
Deferred underwriting expenses	1,198	1,134

Total deferred policy acquisition costs	$19,649	$19,171

The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance, beginning of year	$19,171	$18,419	$16,578
Policy acquisition costs deferred	44,295	41,278	40,961
Amortization expense during the year	(43,817)	(40,526)	(39,120)

Balance, end of year	$19,649	$19,171	$18,419

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2014	2013
	(in thousands)
Land and office building	$7,758	$7,749
Furniture and equipment	6,593	6,653
Software	9,875	9,615
Automobiles	73	81

	24,299	24,098
Accumulated depreciation	(17,059)	(16,549)

Property and equipment, net	$7,240	$7,549

Furniture and equipment included property held under capital leases of $0.1 million at December 31, 2014. Accumulated depreciation includes $49,000 that is related to these properties at December 31, 2014. The capital lease obligations related to these properties are included in accounts payable and other liabilities. The Company had no capital lease obligations at December 31, 2013.

Future minimum lease payments related to the capital lease obligations are detailed below (in thousands):

2015	$38
2016	39
2017	29

Present value of net minimum lease payments	$106

6.	Reinsurance

The Company cedes certain premiums and losses to various reinsurers under quota share and excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2014, 2013 and 2012 was as follows:

	2014 Premiums		2013 Premiums		2012 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Gross	$393,819	$389,540	$372,177	$348,408	$328,823	$306,994
Ceded	(13,793)	(13,793)	(18,425)	(18,425)	(16,305)	(16,305)

Net premiums	$380,026	$375,747	$353,752	$329,983	$312,518	$290,689

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2014	2013
	(in thousands)
Unpaid losses recoverable:
Case basis	$34,196	$31,850
Incurred but not reported	25,138	16,849
Paid losses recoverable	424	497
Experience-rated commissions recoverable	26,130	26,130

Total	$85,888	$75,326

Amounts recoverable from reinsurers consists of ceded case reserves, ceded incurred but not reported (“IBNR”) reserves, paid losses recoverable and experience-rated commissions recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2014, there were no paid losses recoverable past due. Experience-rated commissions recoverable represents earned commission from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers.

In 2013, the Company returned previous recoveries of $2.3 million due to a single closed claim. Excluding this impact, the Company received reinsurance recoveries of $1.5 million in 2014, $2.1 million in 2013 and $5.3 million in 2012.

At December 31, 2014, unsecured reinsurance recoverables from reinsurers that exceeded 1.5% of statutory surplus of the Company’s insurance subsidiary are shown below (in thousands). The A.M. Best Company rating for the reinsurer is shown parenthetically.

Hannover Reinsurance (Ireland) Limited (A+)	$27,387
Odyssey America Reinsurance Corporation (A)	13,523
Minnesota Workers’ Compensation Reinsurance Association (NR)	8,518
Tokio Millenium Reinsurance Limited (A++)	6,410
Clearwater Insurance Company (bbb)	6,229
Other reinsurers	23,821

Total reinsurance recoverables	85,888
Letters of credit and funds held	(47,833)

Total unsecured reinsurance recoverables	$38,055

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

7.	Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$17,952	$17,493
Unearned premiums	14,788	14,008
Accrued expenses and other	4,306	4,336
State income tax	591	—
Accrued policyholder dividends	438	684
Impaired securities	80	874
Accrued insurance-related assessments	4,804	3,989

Total deferred tax assets	42,959	41,384
Deferred income tax liabilities:
Deferred policy acquisition costs	(8,815)	(7,937)
Unrealized gain (loss) on securities available-for-sale	(1,513)	2,313
Property and equipment and other	(331)	(266)
Salvage and subrogation	(289)	(288)
Guaranty fund related items	(780)	(1,561)

Total deferred income tax liabilities	(11,728)	(7,739)

Net deferred income taxes	$31,231	$33,645

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$20,811	$15,270	$7,373
State	684	504	302

	21,495	15,774	7,675
Deferred:
Federal	(821)	(207)	115
State	(591)	—	—

	(1,412)	(207)	115

Total	$20,083	$15,567	$7,790

In 2012, 2013 and 2014, the Company made no adjustment to the valuation allowance. As of December 31, 2014, there is no valuation allowance.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Income tax computed at federal statutory tax rate	$25,812	$20,721	$13,000
Tax-exempt interest, net	(5,620)	(5,458)	(5,333)
State income tax	(146)	504	302
Dividends received deduction	(60)	(113)	(79)
Other	97	(87)	(100)

	$20,083	$15,567	$7,790

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2014, 2013 and 2012.

Tax years 2009 through 2014 are subject to examination by the federal and state taxing authorities. In April 2012, the Company was notified by the Internal Revenue Service that the examination for tax year 2009 had been completed, but remains subject to state taxing authorities.

8.	Line of Credit

In October 2007, the Company entered into an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank, NA. The agreement expired in October 2010. The Company renewed this agreement in the fourth quarter 2010 for an additional three years to mature in December 2013. In the fourth quarter 2013, the Company renewed this agreement for an additional three years to mature in December 2016. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR. Under the agreement, the Company will pay a fee of 0.25% on the unused portion of the loan in arrears quarterly for a fee of $50,000 annually, assuming the line of credit is not used during the calendar year. The line of credit is unsecured. No borrowings or letters of credit were outstanding under the line of credit arrangement at December 31, 2014 or 2013.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

9.	Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance, beginning of period	$614,557	$570,450	$538,214
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	48,699	55,190	60,937

Net balance, beginning of period	565,858	515,260	477,277
Add incurred related to:
Current accident year	268,633	241,584	222,393
Prior accident years	(23,717)	(12,611)	(2,490)

Total incurred	244,916	228,973	219,903
Less paid related to:
Current accident year	52,848	51,169	50,423
Prior accident years	129,658	127,206	131,497

Total paid	182,506	178,375	181,920

Net balance, end of period	628,268	565,858	515,260
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	59,334	48,699	55,190

Balance, end of period	$687,602	$614,557	$570,450

The foregoing reconciliation reflects favorable development of the net reserves at December 31, 2014, 2013, and 2012. The favorable development reduced loss and loss adjustment expense incurred by $23.7 million in 2014 driven primarily by accident years 2012, 2010 and 2009 of $9.3 million, $6.9 million and $1.7 million, respectively. In 2013 and 2012, the Company recorded favorable development of $12.6 million and $2.5 million, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

The following table details our exposures to various asbestos related claims:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Reserves for loss and LAE at beginning of year	$219	$167	$—
Incurred losses and LAE during the current year	882	53	168
Loss and LAE payments	(282)	(1)	(1)

Reserves for loss and LAE at end of year	$819	$219	$167

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

10.	Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholders’ capital and surplus at December 31, 2014, 2013 and 2012 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2014, were as follows (in thousands):

	2014	2013	2012
Capital and surplus	$377,742	$354,293	$323,932
Net income	50,205	44,751	31,059
Realized investment gains (losses)	693	(1,214)	2,958

Property and casualty insurance companies are subject to certain risk-based capital (“RBC”) requirements specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2014, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirement.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the lesser of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Nebraska Director of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. AIIC paid $25.0 million in dividends to the Company in 2014, $15.0 million in 2013 and $21.0 million in 2012. Based upon the dividend limitation described above, AIIC could pay to the Company dividends of up to $37.8 million in 2015 without seeking regulatory approval.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

11.	Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. At December 31, 2014, there were 20,155,936 shares of common stock issued and 18,897,686 shares outstanding.

Preferred Stock

Shareholders approved an amended Certificate of Formation for the Company on June 15, 2010 under which the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 2014, there were no shares of preferred stock outstanding.

12.	Stock Options and Restricted Stock

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

The following table summarizes information about the stock options outstanding under the 2005 Incentive Plan at December 31, 2012, 2013 and 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2012	919,348	10.37	5.5
Granted	—	—	—
Exercised	(86,800)	9.00	—
Canceled, forfeited, or expired	—	—	—

Outstanding at December 31, 2012	832,548	10.51	4.6

Exercisable at December 31, 2012	779,948	10.08	4.4

Outstanding at January 1, 2013	832,548	10.51	4.6
Granted	—	—	—
Exercised	(256,300)	9.00	—
Canceled, forfeited, or expired	—	—	—

Outstanding at December 31, 2013	576,248	11.12	3.8

Exercisable at December 31, 2013	557,448	10.91	3.7

Outstanding at January 1, 2014	576,248	11.12	3.8
Granted	—	—	—
Exercised	(294,165)	9.09	—
Canceled, forfeited, or expired	—	—	—

Outstanding at December 31, 2014	282,083	11.30	3.6

Exercisable at December 31, 2014	282,083	11.30	3.6

	2014	2013	2012
		(in thousands)
Cash received from option exercises	$2,674	$2,344	$781
Total tax benefits realized for tax deductions from options exercised	2,797	2,002	405
Total intrinsic value of options exercised	9,145	6,654	1,468
Grant date fair value of options vested	144	226	310
Aggregate intrinsic value of vested options outstanding	8,763	17,467	13,393

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

The following table summarizes information about the restricted stock outstanding under the 2005 Incentive Plan at December 31, 2014:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2012	—	—
Granted	8,000	27.47
Vested	—	—
Forfeited	—	—

Nonvested balance at December 31, 2012	8,000	27.47

Granted	—	—
Vested	(1,600)	27.47
Forfeited	—	—

Nonvested balance at December 31, 2013	6,400	27.47

Granted	—	—
Vested	(800)	27.35
Forfeited	(3,200)	27.59

Nonvested balance at December 31, 2014	2,400	27.35

The Company recognized compensation expense of $0.3 million in 2014 and 2013 and $0.2 million in 2012, related to awards made under the 2005 Incentive Plan. Total tax benefits realized for tax deductions from vesting of restricted stock in 2014 and 2013 were $38,000, and $4,000, respectively.

2010 Restricted Stock Plan

In 2010, the Company’s shareholders approved an amendment to the AMERISAFE Non-Employee Director Restricted Stock Plan (the “2010 Restricted Stock Plan”). The Plan is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the 2010 Restricted Stock Plan is 100,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2014, there were 33,186 shares of common stock available for future awards under the 2010 Restricted Stock Plan.

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

As of December 31, 2014, there were 5,229 shares of restricted stock outstanding under the 2010 Restricted Stock Plan, all of which will vest on the date of the annual meeting of shareholders in 2015.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

The following table summarizes information about the restricted stock outstanding under the 2010 Restricted Stock Plan at December 31, 2014:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2012	9,513	22.06
Granted	7,833	26.79
Vested	(9,513)	22.06
Forfeited	—	—

Nonvested balance at December 31, 2012	7,833	26.79

Granted	5,376	33.47
Vested	(7,833)	26.79
Forfeited	—	—

Nonvested balance at December 31, 2013	5,376	33.47

Granted	5,229	37,27
Vested	(5,376)	33.47
Forfeited	—	—

Nonvested balance at December 31, 2014	5,229	37.27

The Company recognized compensation expense of $0.2 million in 2014, 2013 and 2012 related to the 2010 Restricted Stock Plan. Total tax benefits realized for tax deductions from vesting of restricted stock in 2014, 2013 and 2012 were $7,000, $18,000 and $16,000, respectively.

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

In 2014, 4,312 shares of restricted stock were granted under the 2012 Incentive Plan, which will vest through 2017. In 2013, 80,278 shares of restricted stock were granted under the 2012 Incentive Plan, which will vest through 2020. At December 31, 2014, there were 413,079 shares of common stock available for future awards under the 2012 Incentive Plan.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

The following table summarizes information about the restricted stock outstanding under the 2012 Incentive Plan at December 31, 2014:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2012	—	—
Granted	2,331	26.79
Vested	—	—
Forfeited	—	—

Nonvested balance at December 31, 2012	2,331	26.79

Granted	80,278	34.14
Vested	—	—
Forfeited	—	—

Nonvested balance at December 31, 2013	82,609	33.93

Granted	4,312	43.83
Vested	(14,000)	33.58
Forfeited	—	—

Nonvested balance at December 31, 2014	72,921	34.59

The Company recognized compensation expense of $0.6 million, $0.3 million and $12,000 in 2014, 2013 and 2012, respectively, related to share-based grants. The Company recognized compensation expense of $0.4 million, $0.6 million and $0.2 million in 2014, 2013 and 2012, respectively, related to long-term incentive awards under the 2012 Incentive Plan. The long-term incentive award is a liability award.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

13.	Earnings Per Share

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

The calculation of basic and diluted EPS for the years ended December 31, 2014, 2013 and 2012 are presented below.

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands, except earnings per share amounts)
Basic EPS:
Net income, as reported	$53,666	$43,637	$29,353
Less allocated income to participating securities	—	142	22

Net income available to common shareholders – basic	$53,666	$43,495	$29,331

Basic weighted-average common shares	18,646	18,373	18,166
Basic earnings per share	$2.88	$2.37	$1.62

Diluted EPS:
Net income available to common shareholders - diluted	$53,666	$43,495	$29,331

Diluted weighted average common shares:
Weighted average common shares	18,646	18,373	18,166
Stock options and performance shares	282	376	409

Diluted weighted average common shares	18,928	18,749	18,575
Diluted earnings per common share	$2.84	$2.32	$1.58

The table below sets forth the reconciliation of the weighted average shares used for the basic and diluted EPS calculation. Under the two-class method, unvested stock options, and out-of-money vested stock options are not considered to be participating securities.

	Years Ended
	2014	2013	2012
Basic weighted average common shares	18,646,128	18,373,033	18,166,261
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	282,376	375,776	408,930

Diluted weighted average common shares	18,928,504	18,748,809	18,575,191

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

14.	Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income includes net income plus unrealized gains/losses on our available-for-sale investment securities, net of tax. In reporting comprehensive income on a net basis in the statement of income, we used a 35% tax rate. The following table illustrates the changes in the balance of each component of accumulated other comprehensive income (loss) for each period presented in the financial statements.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Beginning balance	$(4,295)	$2,979	$2,215
Other comprehensive income (loss) before reclassification	6,558	(7,525)	1,552
Amounts reclassified from accumulated other comprehensive income (loss)	547	251	(788)

Net current period other comprehensive income (loss)	7,105	(7,274)	764

Ending balance	$2,810	$(4,295)	$2,979

The sale or other-than-temporary impairment (OTTI) of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income (loss) to current period net income. The effects of reclassifications out of accumulated other comprehensive income (loss) by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income (Loss)	Year Ended December 31,			Affected line item in the statement of income
	2014	2013	2012
		(in thousands)
Unrealized gains (losses) on available-for-sale securities	$(825)	$30	$1,211	Net realized gains/(losses) on investments
Other-than-temporary impairment	(16)	(416)	—	Net realized gains/(losses) on investments

	(841)	(386)	1,211	Income before income taxes
	294	135	(423)	Income tax expense

	$(547)	$(251)	$788	Net income

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

	Pre-Tax Amount	Tax Expense	Net-of-Tax Amount
	(in thousands)
December 31, 2014
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$10,133	$3,546	$6,587
Change in unrealized losses on fixed maturity securities with OTTI	17	6	11
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(44)	(15)	(29)
Reclassification adjustment for gains realized in net income	825	289	536

Net unrealized gain	10,931	3,826	7,105

Other comprehensive income	$10,931	$3,826	$7,105

December 31, 2013
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(11,504)	$(4,027)	$(7,477)
Change in unrealized losses on fixed maturity securities with OTTI	2	1	1
Change in unrealized losses on equity securities with OTTI	416	146	270
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(75)	(26)	(49)
Reclassification adjustment for gains realized in net income	(30)	(11)	(19)

Net unrealized loss	(11,191)	(3,917)	(7,274)

Other comprehensive income	$(11,191)	$(3,917)	$(7,274)

December 31, 2012
Unrealized gain (loss) on securities:
Unrealized gain on available-for-sale securities	$2,555	$894	$1,661
Change in unrealized losses on fixed maturity securities with OTTI	1	—	1
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(101)	(35)	(66)
Reclassification adjustment for gains realized in net income	(1,279)	(447)	(832)

Net unrealized gain	1,176	412	764

Other comprehensive income	$1,176	$412	$764

15.	Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches up to 2% of employee compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Company contributions to this plan were $0.4 million in 2014, $0.3 million in 2013 and $0.3 million in 2012.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

16.	Commitments and Contingencies

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

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes (in thousands) the fair value of the annuities at December 31, 2014, that the Company has purchased to satisfy its obligations. The A.M. Best Company rating is shown parenthetically.

Life Insurance Company	Statement Value of Annuities Exceeding 1% of Statutory Surplus
Metropolitan Life Insurance Company (A+)	15,451
American General Life Insurance (A)	$15,432
Pacific Life and Annuity Company (A+)	15,306
New York Life Insurance Company (A++)	12,131
John Hancock Life Insurance Company USA (A+)	7,854
Athene Annuity and Life Assurance Company (B++)	6,543
Liberty Life Assurance Company of Boston (A)	4,020
Other	17,824

$94,561

Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best Company rating of “A” (Excellent) or better.

The Company leases equipment and office space under noncancelable operating leases. At December 31, 2014, future minimum lease payments are as follows (in thousands):

2015	$140
2016	121
2017	98
2018	67
2019	6

$432

Rental expense was $0.2 million in 2014, 2013 and 2012.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

17.	Concentration of Operations

The Company derives its revenues almost entirely from its operations in the workers’ compensation insurance line of business. Total net premiums earned for the different lines of business are shown below:

	2014		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Workers’ compensation	$375,746	100.0%	$329,986	100.0%	$290,538	99.9%
General liability	1	0.0%	(3)	0.0%	151	0.1%

Total net premiums earned	$375,747	100.0%	$329,983	100.0%	$290,689	100.0%

Net premiums earned during 2014, 2013 and 2012 for the top ten states in 2014 and all others are shown below:

	2014		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Louisiana	$47,643	12.7%	$42,110	12.8%	$31,134	10.7%
Georgia	36,761	9.8	30,096	9.1	25,033	8.6
Pennsylvania	35,488	9.4	28,880	8.8	24,480	8.4
North Carolina	20,872	5.6	21,019	6.4	20,036	6.9
Florida	20,691	5.5	12,950	3.9	9,180	3.2
Illinois	20,606	5.5	18,445	5.6	18,119	6.2
Virginia	16,764	4.5	15,751	4.8	16,144	5.6
Oklahoma	16,599	4.4	17,473	5.3	16,157	5.6
Texas	14,846	4.0	14,949	4.5	11,687	4.0
Minnesota	13,159	3.5	10,470	3.2	10,094	3.5
All others	132,318	35.1	117,840	35.6	108,625	37.3

Total net premiums earned	$375,747	100.0%	$329,983	100.0%	$290,689	100.0%

18.	Fair Values of Financial Instruments

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

December 31, 2014

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

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held to maturity	$639,631	$664,371	$536,583	$561,179
Fixed maturity securities—available for sale	331,242	331,242	237,877	237,877
Equity securities	28	28	9,302	9,302
Cash and cash equivalents	90,956	90,956	123,077	123,077
Short-term investments	33,684	33,684	84,422	84,422
Other investments	11,748	11,748	10,591	10,591

The Company carries available-for-sale securities at fair value in our consolidated financial statements and determines fair value measurements and disclosure in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures.

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

December 31, 2014

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2014.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 are as follows:

	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Other investments	$—	$—	$11,748	$11,748
Securities available for sale—equity:
Domestic common stock	28	—	—	28
Securities available for sale—fixed maturity:
States and political subdivisions	—	157,374	—	157,374
U.S. agency-based mortgage-backed securities	—	8,498	—	8,498
Corporate bonds	—	165,370	—	165,370

Total available for sale—fixed maturity	$—	$331,242	$—	$331,242

Total available for sale	$28	$331,242	$11,748	$343,018

	December 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Other investments	$—	$—	$10,591	$10,591
Securities available for sale—equity
Domestic common stock	9,302	—	—	9,302
Securities available for sale—fixed maturity
States and political subdivisions	—	150,375	—	150,375
U.S. agency-based mortgage-backed securities	—	7,074	—	7,074
Corporate bonds	—	80,428	—	80,428

Total available for sale—fixed maturity	$—	$237,877	$—	$237,877

Total available for sale	$9,302	$237,877	$10,591	$257,770

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Assets and liabilities measured at amortized cost as of December 31, 2014 and 2013 are as follows:

	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$405,665	$—	$405,665
Corporate bonds	—	176,734	—	176,734
Commercial mortgage-backed securities	—	48,529	—	48,529
U.S. agency-based mortgage-backed securities	—	18,672	—	18,672
U.S. Treasury securities	11,792	—	—	11,792
Asset-backed securities	—	2,979	—	2,979

Total held-to-maturity	$11,792	$652,579	$—	$664,371

	December 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$399,155	$—	$399,155
Corporate bonds	—	68,243	—	68,243
Commercial mortgage-backed securities	—	54,244	—	54,244
U.S. agency-based mortgage-backed securities	—	23,565	—	23,565
U.S. Treasury securities	6,602	—	—	6,602
Obligations of the U.S. Government agencies	—	5,914	—	5,914
Asset-backed securities	—	3,456	—	3,456

Total held-to-maturity	$6,602	$554,577	$—	$561,179

The following table presents summary information regarding changes in the fair value of assets measured at fair value using Level 3 input.

	December 31, 2014	December 31, 2013
	(in thousands)
Balance at beginning of year	$10,591	$—
Purchases	—	10,000
Total gains unrealized (included in earnings as part of net investment income)	1,157	591

Balance at end of year	$11,748	$10,591

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

At December 31, 2014, the Company held two securities measured at fair value on a nonrecurring basis due to a recognized impairment of $0.3 million. The securities are valued using Level 2 inputs and had a value of $0.4 million at December 31, 2014.

19.	Quarterly Financial Data (Unaudited)

The following table represents unaudited quarterly financial data for the years ended December 31, 2014 and 2013.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2014
Premiums earned	$89,233	$93,516	$95,928	$97,070
Net investment income	6,708	6,845	6,495	7,166
Net realized gains (losses) on investments	101	232	(152)	516
Total revenues	96,173	100,624	102,336	104,886
Income before income taxes	13,404	17,061	19,348	23,936
Net income	10,549	12,773	13,479	16,865
Net income available to common shareholders	10,549	12,773	13,479	16,865
Earnings per share:
Basic	0.57	0.69	0.72	0.90
Diluted	0.56	0.68	0.71	0.89
Comprehensive income	13,789	15,789	13,596	17,597
Extraordinary cash dividends declared per common share	$0.50	$—	$—	$1.00
Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12

2013
Premiums earned	$79,709	$81,983	$81,596	$86,695
Net investment income	6,670	6,649	6,947	6,763
Net realized gains (losses) on investments	24	(1,291)	(654)	710
Total revenues	86,512	87,511	88,003	94,309
Income before income taxes	11,080	10,647	12,447	25,030
Net income	8,851	7,644	9,699	17,443
Net income available to common shareholders	8,836	7,618	9,673	17,364
Earnings per share:
Basic	0.48	0.42	0.53	0.94
Diluted	0.47	0.41	0.52	0.92
Comprehensive income	8,306	3,584	8,654	15,819
Cash dividends declared per common share	$0.08	$0.08	$0.08	$0.08

20.	Capital Management

The Company’s Board of Directors initiated a share repurchase program in February 2011. In October 2012, 2013 and 2014 the Board reauthorized this program with a new limit of $25.0 million. Unless reauthorized, the program will expire on December 31, 2015. Since beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

In 2013, the Company’s Board of Directors initiated a quarterly dividend. During 2014, the Company’s Board of Directors declared a quarterly dividend of $0.12 per share compared to $0.08 per share in 2013. The Company declared extraordinary dividends totaling $1.50 per share in 2014. There were no extraordinary dividends declared in 2013.

21.	Subsequent Events

On February 11, 2015, the Company was notified of an adverse verdict against its subsidiary, American Interstate Insurance Company, related to a 2009 workers’ compensation claim in the State of Iowa. The verdict was for $25.3 million, of which $0.3 million was actual damages and $25.0 million was punitive damages. For the fourth quarter of 2014, the Company recognized an additional $0.3 million in reserves related to this claim. As of December 31, 2014, the Company’s total reserve for the claim was $2.7 million. The Company presently believes that this reserve amount, together with its reinsurance coverage, is adequate to satisfy this claim. American Interstate will appeal this verdict.

On February 24, 2015 the Company declared a regular quarterly cash dividend of $0.15 per share payable on March 27, 2015 to shareholders of record on March 13, 2015. In 2014, the Company paid a quarterly cash dividend of $0.12 per share.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is expected to be $0.60 per share.

Schedule II. Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands)
Assets
Investments:
Short-term investments	$250	$248
Fixed-maturity securities—available-for-sale, at fair value	—	965
Other investments	11,748	10,591
Investment in subsidiaries	387,954	352,193

Total investments	399,952	363,997
Cash and cash equivalents	43,585	47,726
Deferred income taxes	1,001	1,383
Notes receivable from subsidiaries	(1)	1,805
Property and equipment, net	2,070	2,181
Other assets	4,992	556

	$451,599	$417,648

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Accounts payable and other liabilities	$3,853	$834
Notes payable to subsidiaries	778	—

Total liabilities	4,631	834
Shareholders’ equity (net of Treasury stock of $22,370 at December 31, 2014 and 2013)	446,968	416,814

	$451,599	$417,648

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues
Net investment income	$1,541	$1,051	$571
Fee and other income	5,368	5,453	4,765

Total revenues	6,909	6,504	5,336

Expenses
Other operating costs	6,909	6,504	4,770
Interest expense	—	—	566

Total expenses	6,909	6,504	5,336

Income (loss) before income taxes and equity in earnings of subsidiaries	—	—	—
Income tax expense (benefit)	(13)	6	(9)

Gain (loss) before equity in earnings of subsidiaries	13	(6)	9
Equity in net income of subsidiaries	53,653	43,643	29,344

Net income	$53,666	$43,637	$29,353

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities
Net cash (used in) provided by operating activities	$2,161	$1,829	$5,149

Investing activities
Purchases of investments	(1,462)	(10,248)	(23,361)
Proceeds from sales of investments	2,404	11,674	39,537
Purchases of property and equipment	(691)	(779)	(842)
Dividends from subsidiary	25,000	15,000	21,000

Net cash provided by investing activities	25,251	15,647	36,334

Financing activities
Proceeds from stock option exercises	2,674	2,344	781
Tax benefit from share-based payments	2,841	2,024	421
Redemption of Subordinated Debt Security	—	—	(25,780)
Dividends to shareholders	(37,068)	(5,910)	—

Net cash used in financing activities	(31,553)	(1,542)	(24,578)

Change in cash and cash equivalents	(4,141)	15,934	16,905
Cash and cash equivalents at beginning of year	47,726	31,792	14,887

Cash and cash equivalents at end of year	$43,585	$47,726	$31,792

Schedule VI. Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Cost	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Earned Premium	Net Investment Income	Loss and LAE Related to Current Period	Loss and LAE Related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
	(in thousands)
2014	$19,649	$687,602	$168,576	$375,747	$27,214	$268,633	$(23,717)	$(43,817)	$182,506	$380,026
2013	19,171	614,557	164,296	329,983	27,029	241,584	(12,611)	(40,526)	178,375	353,752
2012	18,419	570,450	140,528	290,689	27,018	222,393	(2,490)	(39,120)	181,920	312,518

Item 9. Changes	in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item	9A. Controls and Procedures.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Limitations on Controls

Because of their limitations, management does not expect that our disclosure controls and our internal controls over financial reporting will prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate. Any control system, no matter how well designed and operated, is based upon certain assumptions and can only provide reasonable, not absolute assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any within the Company, have been detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and shareholders of AMERISAFE, Inc. and Subsidiaries

We have audited AMERISAFE, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AMERISAFE, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AMERISAFE, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMERISAFE, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of AMERISAFE, Inc. and Subsidiaries and our report dated February 27, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 27, 2015

Item 9B. Other	Information.

None.

PART III

Item 10. Directors,	Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers and key employees is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2015 Annual Meeting of Shareholders. We plan to file such Proxy Statement within 120 days after December 31, 2014, the end of our fiscal year.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2015 Annual Meeting of Shareholders.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2015 Annual Meeting of Shareholders.

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

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees, and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 13. Certain	Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2015 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 14. Principal	Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2015 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

Exhibits:

3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.1*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and C. Allen Bradley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.2*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and Craig P. Leach (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.3*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2012).

10.4*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and Brendan Gau (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.5*	Employment Agreement, dated January 15, 2013 by and between the Company and Vincent J. Gagliano (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 6, 2013)

10.6*	Employment Agreement dated April 1, 2013 by and between the Company and Geoffrey R. Banta (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2013)

10.7*	Employment Agreement effective as of May 1, 2013 by and between the Company and Michael Grasher (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2013)

10.8*	Consulting Agreement dated June 5, 2014 between the Company and Craig P. Leach (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2014)

Exhibits:

10.9*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.10*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.11*	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 27, 2012)

10.12*	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement

10.13*	AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Definitive Form 14A filed April 26, 2010)

10.14*	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed February 28, 2014)

10.15*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed February 28, 2014)

10.16*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.17*	AMERISAFE, Inc. Management Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 29, 2008).

10.18*	Form of Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed February 28, 2014)

10.19	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.20	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.21	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland) Limited (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.22	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2009 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.23	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2010 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.24	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.25	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

Exhibits:
10.26	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2012 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 9, 2012)

10.27	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2012, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 9, 2012)

10.28	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2013, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 6, 2013)

10.29	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2014, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2014)

10.30	Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2014, issue to the Company by the reinsurers named therein

10.31	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2015, issue to the Company by the reinsurers named therein

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Grasher filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and Michael Grasher filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2015.

AMERISAFE, INC.

By:	/S/ C. ALLEN BRADLEY, JR.
C. Allen Bradley, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2015.

/s/ C. ALLEN BRADLEY, JR. C. Allen Bradley, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael Grasher Michael Grasher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Philip A. Garcia	Director

* Jared A. Morris	Director

* Millard E. Morris	Director

* Daniel Phillips	Director

* Randall Roach	Director

* Austin P. Young, III	Director

* Michael Brown	Director

Kathryn H. Shirley, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 24th day of February 2015, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ Kathryn H. Shirley
Kathryn H. Shirley, Attorney-in-Fact

EXHIBIT INDEX

Exhibits:
3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.1*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and C. Allen Bradley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.2*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and Craig P. Leach (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.3*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2012).

10.4*	Amended and Restated Employment Agreement, dated March 22, 2012 by and between the Company and Brendan Gau (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 28, 2012)

10.5*	Employment Agreement, dated January 15, 2013 by and between the Company and Vincent J. Gagliano (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 6, 2013)

10.6*	Employment Agreement dated April 1, 2013 by and between the Company and Geoffrey R. Banta (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2013)

10.7*	Employment Agreement effective as of May 1, 2013 by and between the Company and Michael Grasher (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2013)

10.8*	Consulting Agreement dated June 5, 2014 between the Company and Craig P. Leach (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2014)

10.9*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.10*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.11*	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 27, 2012)

10.12*	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement

10.13*	AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Definitive Form 14A filed April 26, 2010)

10.14*	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed February 28, 2014)

1

Exhibits:
10.15*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed February 28, 2014)

10.16*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.17*	AMERISAFE, Inc. Management Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 29, 2008).

10.18*	Form of Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed February 28, 2014)

10.19	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.20	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.21	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland) Limited (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.22	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2009 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.23	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2010 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.24	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.25	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.26	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2012 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 9, 2012)

10.27	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2012, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 9, 2012)

10.28	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2013, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 6, 2013)

10.29	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2014, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2014)

10.30	Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2014, issue to the Company by the reinsurers named therein

2

Exhibits:
10.31	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2015, issue to the Company by the reinsurers named therein

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of C. Allen Bradley filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Grasher filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C. Allen Bradley and Michael Grasher filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement

3