Form 10-Q
period 2015-03-31
AMERISAFE INC
filed 2015-05-01
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of April 27, 2015, there were 18,978,693 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	increased competition on the basis of types of insurance offered, premium rates, coverage availability, payment terms, claims management, safety services, policy terms, overall financial strength, financial ratings and reputation;

•	the cyclical nature of the workers’ compensation insurance industry;

•	general economic conditions, including recession, inflation, performance of financial markets, interest rates, unemployment rates and fluctuating asset values;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	technology breaches or failures, including those resulting from a malicious cyber attack on the Company or its policyholders and medical providers;

•	adverse developments in economic, competitive or regulatory conditions within the workers’ compensation insurance industry;

•	decreased demand for our insurance;

•	changes in regulations, laws, rates, or rating factors applicable to the Company, its policyholders or the agencies that sell its insurance;

•	loss of the services of any of our senior management or other key employees;

•	changes in rating agency policies, practices or ratings;

•	changes in the availability, cost or quality of reinsurance and the failure of our reinsurers to pay claims in a timely manner or at all;

•	decreased level of business activity of our policyholders caused by decreased business activity generally, and in particular in the industries we target;

•	changes in legal theories of liability under our insurance policies;

•	developments in capital markets that adversely affect the performance of our investments;

•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, and under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $711,264 and $664,371 in 2015 and 2014, respectively)	$686,618	$639,631
Fixed maturity securities—available-for-sale, at fair value (cost $357,319 and $327,004 in 2015 and 2014, respectively)	362,804	331,242
Equity securities—available-for-sale, at fair value (cost $0 in 2015 and 2014)	28	28
Short-term investments	12,184	33,684
Other investments	11,729	11,748

Total investments	1,073,363	1,016,333
Cash and cash equivalents	79,731	90,956
Amounts recoverable from reinsurers	87,377	85,888
Premiums receivable, net of allowance	188,281	178,917
Deferred income taxes	30,826	31,231
Accrued interest receivable	12,042	11,637
Property and equipment, net	7,180	7,240
Deferred policy acquisition costs	20,791	19,649
Federal income tax recoverable	—	1,082
Other assets	15,386	14,287

Total assets	$1,514,977	$1,457,220

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$704,938	$687,602
Unearned premiums	172,042	168,576
Reinsurance premiums payable	1,862	843
Amounts held for others	43,298	42,827
Policyholder deposits	47,833	48,722
Insurance-related assessments	30,288	29,315
Accounts payable and other liabilities	32,255	30,110
Payable for investments purchased	20,808	2,257

Total liabilities	1,053,324	1,010,252

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2015 and 2014; 20,236,943 and 20,155,936 shares issued and 18,978,693 and 18,897,686 shares outstanding in 2015 and 2014, respectively	202	201
Additional paid-in capital	200,714	199,138
Treasury stock at cost (1,258,250 shares in 2015 and 2014)	(22,370)	(22,370)
Accumulated earnings	279,479	267,189
Accumulated other comprehensive income, net	3,628	2,810

Total shareholders’ equity	461,653	446,968

Total liabilities and shareholders’ equity	$1,514,977	$1,457,220

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Gross premiums written	$100,789	$105,703
Ceded premiums written	(2,536)	(3,339)

Net premiums written	$98,253	$102,364

Net premiums earned	$94,787	$89,233
Net investment income	6,833	6,708
Net realized gains on investments	59	101
Fee and other income	109	131

Total revenues	101,788	96,173

Expenses
Loss and loss adjustment expenses incurred	60,006	61,285
Underwriting and certain other operating costs	7,472	7,963
Commissions	7,005	6,687
Salaries and benefits	5,893	6,721
Policyholder dividends	215	113

Total expenses	80,591	82,769

Income before income taxes	21,197	13,404
Income tax expense	6,067	2,855

Net income	15,130	10,549

Net income available to common shareholders	$15,130	$10,549

Earnings per share
Basic	$0.80	$0.57

Diluted	$0.79	$0.56

Shares used in computing earnings per share
Basic	18,847,792	18,531,926

Diluted	19,047,479	18,884,929

Extraordinary cash dividends declared per common share	$—	$0.50

Cash dividends declared per common share	$0.15	$0.12

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$15,130	$10,549

Other comprehensive income:
Unrealized gain on securities, net of tax	818	3,240

Comprehensive income	$15,948	$13,789

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amounts
Balance at December 31, 2014	20,155,936	$201	(1,258,250)	$(22,370)	$199,138	$267,189	$2,810	$446,968
Comprehensive income	—	—	—	—	—	15,130	818	15,948
Options exercised	74,250	1	—	—	556	—	—	557
Tax benefit from share-based payments	—	—	—	—	809	—	—	809
Restricted common stock issued	6,757	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	211	—	—	211
Dividends to stockholders	—	—	—	—	—	(2,840)	—	(2,840)

Balance at March 31, 2015	20,236,943	$202	(1,258,250)	$(22,370)	$200,714	$279,479	$3,628	$461,653

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$15,130	$10,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	336	332
Net amortization of investments	4,024	3,765
Deferred income taxes	(36)	(906)
Net realized gains on investments	(59)	(101)
Share-based compensation	359	558
Changes in operating assets and liabilities:
Premiums receivable, net	(9,364)	(21,385)
Accrued interest receivable	(405)	(103)
Deferred policy acquisition costs	(1,142)	(1,920)
Other assets	613	(1,241)
Reserves for loss and loss adjustment expenses	17,336	21,634
Unearned premiums	3,466	13,132
Reinsurance balances	(470)	(1,829)
Amounts held for others and policyholder deposits	(418)	2,069
Accounts payable and other liabilities	2,975	5,732

Net cash provided by operating activities	32,345	30,286

Investing Activities
Purchases of investments held-to-maturity	(55,425)	(38,698)
Purchases of investments available-for-sale	(49,215)	(35,248)
Purchases of short-term investments	(4,440)	(44,920)
Proceeds from maturities of investments held-to-maturity	19,828	24,930
Proceeds from sales and maturities of investments available-for-sale	21,666	14,557
Proceeds from sales and maturities of short-term investments	25,771	43,369
Purchases of property and equipment	(276)	(208)

Net cash used in investing activities	(42,091)	(36,218)

Financing Activities
Proceeds from stock option exercises	557	600
Tax benefit from share-based payments	809	625
Dividends to stockholders	(2,845)	(11,510)

Net cash used in financing activities	(1,479)	(10,285)

Change in cash and cash equivalents	(11,225)	(16,217)
Cash and cash equivalents at beginning of period	90,956	123,077

Cash and cash equivalents at end of period	$79,731	$106,860

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, manufacturing, oil and gas, and agriculture. Assets and revenues of AIIC represent at least 95% of comparable consolidated amounts of the Company for each of 2015 and 2014.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Note 2. Stock Options and Restricted Stock

The Company has three equity incentive plans: the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”), the AMERISAFE 2010 Non-Employee Director Restricted Stock Plan (the “2010 Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding the Company’s incentive plans.

In March 2015, the Company granted 6,757 shares of restricted common stock to executive officers. The market value of the restricted shares granted totaled $0.3 million.

During the three months ended March 31, 2015, options to purchase 74,250 shares of common stock were exercised. During the three months ended March 31, 2014, options to purchase 61,167 shares of common stock were exercised. In connection with these exercises, the Company received $0.6 million of stock option proceeds in both 2015 and 2014.

The Company recognized share-based compensation expense of $0.4 million in the three months ended March 31, 2015 and $0.6 million for the same period of 2014.

Note 3. Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. The Company has no participating unvested common shares which contain nonforfeitable rights to dividends and applies the treasury stock method in computing basic and diluted earnings per share.

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

	Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share amounts)
Basic EPS:
Net income available to common shareholders - basic	$15,130	$10,549

Basic weighted average common shares	18,847,792	18,531,926
Basic earnings per common share	$0.80	$0.57

Diluted EPS:
Net income available to common shareholders - diluted	$15,130	$10,549

Diluted weighted average common shares:
Weighted average common shares	18,847,792	18,531,926
Stock options and performance shares	199,687	353,003

Diluted weighted average common shares	19,047,479	18,884,929

Diluted earnings per common share	$0.79	$0.56

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at March 31, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$417,361	$19,559	$(46)	$436,874
Corporate bonds	191,594	812	(207)	192,199
Commercial mortgage-backed securities	46,094	1,495	—	47,589
U.S. agency-based mortgage-backed securities	15,953	1,691	(2)	17,642
U.S. Treasury securities and obligations of U.S. Government agencies	12,932	1,176	—	14,108
Asset-backed securities	2,684	246	(78)	2,852

Totals	$686,618	$24,979	$(333)	$711,264

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at March 31, 2015 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$168,277	$7,634	$(2,189)	$173,722
Corporate bonds	179,275	1,026	(154)	180,147
U.S. agency-based mortgage-backed securities	9,767	4	(836)	8,935

Total fixed maturity	357,319	8,664	(3,179)	362,804
Other investments	10,000	1,729	—	11,729
Equity securities	—	28	—	28

Totals	$367,319	$10,421	$(3,179)	$374,561

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

A summary of the cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at March 31, 2015, by contractual maturity, is as follows:

Remaining Time to Maturity	Amortized Cost Basis	Fair Value
	(in thousands)
Within one year	$142,860	$143,563
After one year through five years	282,666	292,645
After five years through ten years	114,203	121,383
After ten years	82,158	85,590
U.S. agency-based mortgage-backed securities	15,953	17,642
Commercial mortgage-backed securities	46,094	47,589
Asset-backed securities	2,684	2,852

Total	$686,618	$711,264

A summary of cost and fair value of investments in fixed maturity securities, classified as available-for-sale at March 31, 2015, by contractual maturity, is as follows:

Remaining Time to Maturity	Amortized Cost Basis	Fair Value
	(in thousands)
Within one year	$54,548	$54,603
After one year through five years	145,418	146,672
After five years through ten years	17,163	17,429
After ten years	130,423	135,165
U.S. agency-based mortgage-backed securities	9,767	8,935

Total	$357,319	$362,804

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
	(in thousands)
March 31, 2015
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$76,863	$200	$4,280	$7	$81,143	$207
States and political subdivisions	18,113	46	—	—	18,113	46
U.S. agency-based mortgage-backed securities	89	2	—	—	89	2
Asset-backed securities	—	—	1,613	78	1,613	78

Total held-to-maturity securities	95,065	248	5,893	85	100,958	333

Available-for Sale
Fixed maturity securities:
Corporate bonds	$52,767	$150	$1,028	$4	$53,795	$154
States and political subdivisions	4,200	22	9,888	2,167	14,088	2,189
U.S. agency-based mortgage-backed securities	—	—	8,827	836	8,827	836

Total available-for-sale securities	56,967	172	19,743	3,007	76,710	3,179

Total	$152,032	$420	$25,636	$3,092	$177,668	$3,512

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
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

At March 31, 2015, the Company held 112 individual fixed maturity securities that were in an unrealized loss position, of which 22 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

The Company holds investments in a long/short equity fund, accounted for under the equity method. The carrying value of this investment is $11.7 million at March 31, 2015.

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

We regularly review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of specific investments. We consider various factors in determining if a decline in the fair value of an individual security is other-than-temporary. The key factors we consider are:

•	any reduction or elimination of preferred dividends, or nonpayment of scheduled principal or interest payments;

•	the financial condition and near-term prospects of the issuer of the applicable security, including any specific events that may affect its operations or earnings;

•	how long and by how much the fair value of the security has been below its cost or amortized cost;

•	any downgrades of the security by a rating agency;

•	our intent not to sell the security for a sufficient time period for it to recover its value;

•	the likelihood of being forced to sell the security before the recovery of its value; and

•	an evaluation as to whether there are any credit losses on debt securities.

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

Net realized gains in the three months ended March 31, 2015 were $0.1 million resulting from gains on called fixed maturity securities. Net realized gains on investments in the three months ended March 31, 2014 were $0.1 million resulting from gains on called fixed maturity securities and the sale of equity securities.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of March 31, 2015, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended March 31, 2015 and 2014.

Tax years 2011 through 2014 are subject to examination by the federal and state taxing authorities.

Note 6. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $15.9 million for the three months ended March 31, 2015, compared to $13.8 million for the three months ended March 31, 2014. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale securities.

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Beginning balance	$2,810	$(4,295)

Other comprehensive income before reclassification	883	3,134
Amounts reclassified from accumulated other comprehensive income	(65)	106

Net current period other comprehensive income	818	3,240

Ending balance	$3,628	$(1,055)

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Three Months Ended March 31,		Affected line item in the statement of income
	2015	2014
	(in thousands)
Unrealized gains/losses on available-for-sale securities	$100	$(163)	Net realized gains on investments

	100	(163)	Income before income taxes

	(35)	57	Income tax expense

	$65	$(106)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015.

At March 31, 2015, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Other investments	$—	$—	$11,729	$11,729
Securities available for sale—equity:
Domestic common stock	28	—	—	28
Securities available for sale—fixed maturity:
States and political subdivisions	—	173,722	—	173,722
Corporate bonds	—	180,147	—	180,147
U.S. agency-based mortgage-backed securities	—	8,935	—	8,935

Total securities available for sale—fixed maturity	—	362,804	—	362,804

Total available for sale	$28	$362,804	$11,729	$374,561

At March 31, 2015, assets and liabilities measured at amortized cost are summarized below:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity
States and political subdivisions	$—	$436,874	$—	$436,874
Corporate bonds	—	192,199	—	192,199
Commercial mortgage-backed securities	—	47,589	—	47,589
U.S. agency-based mortgage-backed securities	—	17,642	—	17,642
U.S. Treasury securities	14,108	—	—	14,108
Asset-backed securities	—	2,852	—	2,852

Total held-to-maturity	$14,108	$697,156	$—	$711,264

At December 31, 2014, assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Other investments	$—	$—	$11,748	$11,748
Securities available for sale—equity:
Domestic common stock	28	—	—	28
Securities available for sale—fixed maturity:
States and political subdivisions	—	157,374	—	157,374
U.S. agency-based mortgage-backed securities	—	8,498	—	8,498
Corporate bonds	—	165,370	—	165,370

Total available for sale—fixed maturity	$—	$331,242	$—	$331,242

Total available for sale	$28	$331,242	$11,748	$343,018

At December 31, 2014, assets and liabilities measured at amortized cost are summarized below:

	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$405,665	$—	$405,665
Corporate bonds	—	176,734	—	176,734
Commercial mortgage-backed securities	—	48,529	—	48,529
U.S. agency-based mortgage-backed securities	—	18,672	—	18,672
U.S. Treasury securities	11,792	—	—	11,792
Asset-backed securities	—	2,979	—	2,979

Total held-to-maturity	$11,792	$652,579	$—	$664,371

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

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$686,618	$711,264	$639,631	$664,371
Fixed maturity securities—available-for-sale	362,804	362,804	331,242	331,242
Equity securities	28	28	28	28
Cash and cash equivalents	79,731	79,731	90,956	90,956
Short-term investments	12,184	12,184	33,684	33,684
Other investments	11,729	11,729	11,748	11,748

The following table presents summary information regarding changes in the fair value of assets measured at fair value using Level 3 input.

	March 31, 2015	December 31, 2014
	(in thousands)
Beginning balance	$11,748	$10,591
Total unrealized gains/(losses)	(19)	1,157

Ending balance	$11,729	$11,748

Note 8. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2011, 2012, 2013 and 2014, the Board reauthorized this program with a limit of $25.0 million. Unless reauthorized, the program will expire on December 31, 2015. Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

Note 9. Subsequent Events

On April 28, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share payable on June 26, 2015 to shareholders of record as of June 12, 2015. The Board intends to consider the payment of a regular cash dividend each calendar quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three months ended March 31, 2015 and 2014. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands, except per share data) (unaudited)

Gross premiums written	$100,789	$105,703
Net premiums earned	94,787	89,233
Net investment income	6,833	6,708
Total revenues	101,788	96,173
Total expenses	80,591	82,769
Net income	15,130	10,549
Diluted earnings per common share	$0.79	$0.56

Other Key Measures
Net combined ratio (1)	85.0%	92.7%
Return on average equity (2)	13.3%	10.1%
Book value per share (3)	$24.32	$22.54

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by net premiums earned in the current period.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period.
(3)	Book value per share is calculated by dividing shareholders’ equity by total outstanding shares, as of the end of the period.

Consolidated Results of Operations for Three Months Ended March 31, 2015 Compared to March 31, 2014

Gross Premiums Written. Gross premiums written for the quarter ended March 31, 2015 were $100.8 million, compared to $105.7 million for the same period in 2014, a decrease of 4.6%. The decrease was attributable to a $6.1 million decrease in annual premiums on voluntary policies written during the period. This decrease was partially offset by a $1.0 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.1 million increase in assumed premium from mandatory pooling arrangements. The effective loss cost multiplier, or LCM, for our voluntary business was 1.83 for the first quarter ended March 31, 2015 compared to 1.86 for the same period in 2014.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2015 were $98.3 million, compared to $102.4 million for the same period in 2014, a decrease of 4.0%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.6% for the first quarter of 2015 compared to 3.6% for the first quarter of 2014. The decrease in ceded premiums as a percentage of gross premiums earned reflects improved pricing for our 2015 reinsurance program. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Net Premiums Earned. Net premiums earned for the first quarter of 2015 were $94.8 million, compared to $89.2 million for the same period in 2014, an increase of 6.2%. The increase was attributable to our growth in premium written during 2014.

Net Investment Income. Net investment income for the quarter ended March 31, 2015 was $6.8 million, compared to $6.7 million for the same period in 2014. Average invested assets, including cash and cash equivalents, were $1.1 billion in the quarter ended March 31, 2015, compared to an average of $1.0 billion for the same period in 2014, an increase of 10.8%. The pre-tax investment yield on our investment portfolio was 2.4% and 2.7% per annum during the quarters ended March 31, 2015 and 2014, respectively. The tax-equivalent yield on our investment portfolio was 3.5% per annum for the quarter ended March 31, 2015, compared to 3.8% per annum for the same period in 2014. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains/(Losses) on Investments. Net realized gains on investments for the three months ended March 31, 2015 and 2014 totaled $0.1 million. Net realized gains in the first quarter of 2015 were attributable to called fixed maturity securities. Net realized gains in the first quarter of 2014 were attributable to called fixed maturity securities and the sale of equity securities from the available-for-sale portfolio.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $60.0 million for the three months ended March 31, 2015, compared to $61.3 million for the same period in 2014, a decrease of $1.3 million, or 2.1%. The current accident year losses and LAE incurred were $66.2 million, or 69.8% of net premiums earned, compared to $63.8 million, or 71.5% of net premiums earned, for the same period in 2014. We recorded favorable prior accident year development of $6.1 million in the first quarter of 2015, compared to favorable prior accident year development of $2.5 million in the same period of 2014, as further discussed below in “Prior Year Development.” Our net loss ratio was 63.3% in the first quarter of 2015, compared to 68.7% for the same period of 2014.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended March 31, 2015 were $20.4 million, compared to $21.4 million for the same period in 2014, a decrease of 4.7%. This decrease was primarily due to a $1.5 million decrease in insurance related assessments and a $0.8 million decrease in compensation expense. Offsetting these decreases were a $0.9 million decrease in contingent profit commission and a $0.3 million increase in commission expense. Our expense ratio was 21.5% in the first quarter of 2015 compared to 23.9% in the first quarter of 2014.

Income Tax Expense. Income tax expense for the three months ended March 31, 2015 was $6.1 million, compared to $2.9 million for the same period in 2014. The increase was attributable to an increase in the pre-tax income to $21.2 million in the quarter ended March 31, 2015 from $13.4 million in the same period in 2014. The effective tax rate increased to 28.6% in the quarter ended March 31, 2015 from 21.3% in the same period in 2014.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $32.3 million for the three months ended March 31, 2015, which represented a $2.1 million increase from $30.2 million in net cash provided by operating activities for the three months ended March 31, 2014. This increase in operating cash flow was attributable to a $8.1 million increase in premium collections, a $0.8 million decrease in federal taxes paid, a $0.2 million increase in paid losses payable and a $0.2 million decrease in policyholder dividends paid. Offsetting these increases were a $4.5 million increase in underwriting expenses paid, a $2.4 million increase in losses paid, and a $0.1 million decrease in reinsurance recoveries.

Net cash used in investing activities was $42.1 million for the three months ended March 31, 2015, compared to net cash used in investment activities of $36.1 million for the same period in 2014. Cash provided by sales and maturities of investments totaled $67.3 million for the three months ended March 31, 2015, compared to $82.3 million for the same period in 2014. A total of $109.1 million in cash was used to purchase investments in the three months ended March 31, 2015, compared to $118.2 million in purchases for the same period in 2014.

Net cash used in financing activities in the three months ended March 31, 2015 was $1.5 million compared to net cash used in financing activities of $10.3 million for the same period in 2014. In the three months ended March 31, 2015, $2.8 million of cash was used for dividends paid to shareholders compared to $11.5 million in the same period of 2014. Offsetting this decrease were proceeds of $0.6 million from stock option exercises in the three months ended March 31, 2015 and 2014. During the three months ended March 31, 2015, the tax benefit from share based compensation was $0.8 million compared to $0.6 million for the same period in 2014.

Investment Portfolio

As of March 31, 2015, our investment portfolio, including cash and cash equivalents, totaled $1.2 billion, an increase of 12.7% from $1.0 billion on March 31, 2014, and an increase of 4.1% from $1.1 billion on December 31, 2014. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities,” was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2015, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$417,361	36.2%
U.S. agency-based mortgage-backed securities	15,953	1.4%
Commercial mortgage-backed securities	46,094	4.0%
U.S. Treasury securities and obligations of U.S. Government agencies	12,932	1.1%
Corporate bonds	191,594	16.6%
Asset-backed securities	2,684	0.2%

Total fixed maturity securities—held-to-maturity	686,618	59.5%

Fixed maturity securities—available-for-sale:
States and political subdivisions	173,722	15.1%
U.S. agency-based mortgage-backed securities	8,935	0.8%
Corporate bonds	180,147	15.6%

Total fixed maturity securities—available-for-sale	362,804	31.5%

Equity securities	28	0.0%
Short-term investments	12,184	1.1%
Cash and cash equivalents	79,731	6.9%
Other investments	11,729	1.0%

Total investments, including cash and cash equivalents	$1,153,094	100.0%

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

During the three months ended March 31, 2015 and 2014, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Prior Year Development

The Company recorded favorable prior accident year development of $6.1 million in the three months ended March 31, 2015. The table below sets forth the favorable development for the three months ended March 31, 2015 and 2014 for accident years 2010 through 2014 and, collectively, for all accident years prior to 2010.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(in millions)
Accident Year
2014	$—	$—
2013	—	—
2012	4.7	—
2011	1.1	—
2010	—	0.3
Prior to 2010	0.3	2.2

Total net development	$6.1	$2.5

The table below sets forth the number of open claims as of March 31, 2015 and 2014, and the number of claims reported and closed during the three months then ended.

	Three Months Ended March 31,
	2015	2014
Open claims at beginning of period	5,515	5,297
Claims reported	1,251	1,320
Claims closed	(1,429)	(1,283)

Open claims at end of period	5,337	5,334

The number of open claims at March 31, 2015 increased by three claims as compared to the number of open claims at March 31, 2014. Efforts continue to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). Management believes that these efforts have contributed, in part, to the favorable prior accident year development recorded for the three months ended March 31, 2015.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see Item 1, “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2014, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Because of its inherent limitations, management does not expect that our disclosure controls and procedures and our internal controls over financial reporting will prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate. Any control system, no matter how well designed and operated, is based upon certain assumptions and can only provide reasonable, not absolute assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any within the Company, have been detected.

There have not been any changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, 2012, 2013 and 2014, the Board reauthorized this program. As of March 31, 2015, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. There were no shares purchased during the three months ended March 31, 2015 and 2014. We intend to purchase shares of our common stock from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital. At March 31, 2015, the dollar value of shares that may yet be purchased under the program is $25.0 million.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Amended and Restated Employment Agreement, dated March 4, 2015 between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2015)

10.2	Restated Employment Agreement, dated March 4, 2015 between the Company and C. Allen Bradley, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 5, 2015)

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Grasher filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Michael Grasher filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

May 1, 2015	/s/ G. Janelle Frost
G. Janelle Frost
President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2015	/s/ Michael Grasher
Michael Grasher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Employment Agreement, dated March 4, 2015 between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2015)

10.2	Restated Employment Agreement, dated March 4, 2015 between the Company and C. Allen Bradley, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 5, 2015)

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Grasher filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Michael Grasher filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document