Form 10-Q
period 2015-06-30
AMERISAFE INC
filed 2015-07-31
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of July 29, 2015, there were 19,009,792 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $716,856 and $664,371 in 2015 and 2014, respectively)	$698,513	$639,631
Fixed maturity securities—available-for-sale, at fair value (cost $341,591 and $327,004 in 2015 and 2014, respectively)	344,659	331,242
Equity securities—available-for-sale, at fair value (cost $0 in 2015 and 2014)	28	28
Short-term investments	6,826	33,684
Other investments	11,695	11,748

Total investments	1,061,721	1,016,333
Cash and cash equivalents	61,589	90,956
Amounts recoverable from reinsurers	90,163	85,888
Premiums receivable, net of allowance	203,101	178,917
Deferred income taxes	32,301	31,231
Accrued interest receivable	11,622	11,637
Property and equipment, net	7,105	7,240
Deferred policy acquisition costs	21,390	19,649
Federal income tax recoverable	—	1,082
Other assets	45,119	14,287

Total assets	$1,534,111	$1,457,220

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$715,145	$687,602
Unearned premiums	179,945	168,576
Reinsurance premiums payable	217	843
Amounts held for others	46,338	42,827
Policyholder deposits	47,506	48,722
Insurance-related assessments	33,400	29,315
Federal income tax payable	1,060	—
Accounts payable and other liabilities	29,110	30,110
Payable for investments purchased	8,592	2,257

Total liabilities	1,061,313	1,010,252

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2015 and 2014; 20,268,042 and 20,155,936 shares issued and 19,009,792 and 18,897,686 shares outstanding in 2015 and 2014, respectively	202	201
Additional paid-in capital	201,934	199,138
Treasury stock at cost (1,258,250 shares in 2015 and 2014)	(22,370)	(22,370)
Accumulated earnings	290,980	267,189
Accumulated other comprehensive income, net	2,052	2,810

Total shareholders’ equity	472,798	446,968

Total liabilities and shareholders’ equity	$1,534,111	$1,457,220

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Gross premiums written	$106,022	$103,820	$206,811	$209,523
Ceded premiums written	(2,549)	(3,493)	(5,085)	(6,832)

Net premiums written	$103,473	$100,327	$201,726	$202,691

Net premiums earned	$95,569	$93,516	$190,356	$182,749
Net investment income	6,890	6,845	13,723	13,553
Net realized gains/(losses) on investments	(2,617)	232	(2,558)	333
Fee and other income	94	31	203	162

Total revenues	99,936	100,624	201,724	196,797

Expenses
Loss and loss adjustment expenses incurred	57,304	62,463	117,310	123,748
Underwriting and certain other operating costs	9,278	8,839	16,750	16,802
Commissions	6,905	6,987	13,910	13,674
Salaries and benefits	5,899	5,186	11,792	11,907
Policyholder dividends	438	88	653	201

Total expenses	79,824	83,563	160,415	166,332

Income before income taxes	20,112	17,061	41,309	30,465
Income tax expense	5,793	4,288	11,860	7,143

Net income	14,319	12,773	29,449	23,322

Net income available to common shareholders	$14,319	$12,773	$29,449	$23,322

Earnings per share
Basic	$0.76	$0.69	$1.56	$1.26

Diluted	$0.75	$0.68	$1.54	$1.23

Shares used in computing earnings per share
Basic	18,917,229	18,600,186	18,882,693	18,566,235

Diluted	19,080,065	18,894,885	19,069,949	18,885,384

Extraordinary cash dividends declared per common share	$—	$—	$—	$0.50

Cash dividends declared per common share	$0.15	$0.12	$0.30	$0.24

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$14,319	$12,773	$29,449	$23,322

Other comprehensive income:
Unrealized gain/(loss) on securities, net of tax	(1,576)	3,016	(758)	6,256

Comprehensive income	$12,743	$15,789	$28,691	$29,578

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amounts
Balance at December 31, 2014	20,155,936	$201	(1,258,250)	$(22,370)	$199,138	$267,189	$2,810	$446,968
Comprehensive income	—	—	—	—	—	29,449	(758)	28,691
Options exercised	97,850	1	—	—	833	—	—	834
Tax benefit from share-based payments	—	—	—	—	1,071	—	—	1,071
Restricted common stock issued	14,256	—	—	—	502	—	—	502
Share-based compensation	—	—	—	—	390	—	—	390
Dividends to stockholders	—	—	—	—	—	(5,658)	—	(5,658)

Balance at June 30, 2015	20,268,042	$202	(1,258,250)	$(22,370)	$201,934	$290,980	$2,052	$472,798

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$29,449	$23,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	687	627
Net amortization of investments	8,246	7,389
Deferred income taxes	(662)	(3,266)
Net realized (gains)/losses on investments	2,558	(333)
Net realized losses on sale of fixed assets	1	—
Share-based compensation	380	423
Changes in operating assets and liabilities:
Premiums receivable, net	(24,184)	(33,534)
Accrued interest receivable	15	8
Deferred policy acquisition costs	(1,741)	(2,638)
Amounts held by others	(27,848)	(1,087)
Other assets	(1,818)	(2,240)
Reserves for loss and loss adjustment expenses	27,543	42,719
Unearned premiums	11,369	19,942
Reinsurance balances	(4,901)	(9,793)
Amounts held for others and policyholder deposits	2,295	6,175
Accounts payable and other liabilities	4,712	12,487

Net cash provided by operating activities	26,101	60,201

Investing Activities
Purchases of investments held-to-maturity	(117,104)	(82,022)
Purchases of investments available-for-sale	(59,707)	(67,029)
Purchases of short-term investments	(4,440)	(69,139)
Proceeds from maturities of investments held-to-maturity	59,268	46,614
Proceeds from sales and maturities of investments available-for-sale	39,821	33,120
Proceeds from sales and maturities of short-term investments	31,055	66,061
Purchases of property and equipment	(553)	(667)

Net cash used in investing activities	(51,660)	(73,062)

Financing Activities
Proceeds from stock option exercises	834	1,127
Tax benefit from share-based payments	1,071	1,227
Dividends to stockholders	(5,713)	(13,752)

Net cash used in financing activities	(3,808)	(11,398)

Change in cash and cash equivalents	(29,367)	(24,259)
Cash and cash equivalents at beginning of period	90,956	123,077

Cash and cash equivalents at end of period	$61,589	$98,818

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

During the six months ended June 30, 2015, the Company granted 25,461 and 7,112 shares of restricted common stock to executive officers and non-employee directors, respectively. The market value of the restricted shares granted totaled $1.4 million. During the six months ended June 30, 2014, the Company granted 4,312 and 4,866 shares of restricted common stock to executive officers and non-employee directors, respectively. The market value of the restricted shares granted was $0.4 million.

During the six months ended June 30, 2015, options to purchase 97,850 shares of common stock were exercised. During the six months ended June 30, 2014, options to purchase 123,167 shares of common stock were exercised. In connection with these exercises, the Company received $0.8 million and $1.1 million of stock option proceeds, respectively.

The Company recognized share-based compensation expense of $0.4 million in the six months ended June 30, 2015 and $0.4 million for the same period of 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Basic EPS:
Net income available to common shareholders - basic	$14,319	$12,773	$29,449	$23,322

Basic weighted average common shares	18,917,229	18,600,186	18,882,693	18,566,235
Basic earnings per common share	$0.76	$0.69	$1.56	$1.26

Diluted EPS:
Net income available to common shareholders - diluted	$14,319	$12,773	$29,449	$23,322

Diluted weighted average common shares:
Weighted average common shares	18,917,229	18,600,186	18,882,693	18,566,235
Stock options and performance shares	162,836	294,699	187,256	319,149

Diluted weighted average common shares	19,080,065	18,894,885	19,069,949	18,885,384

Diluted earnings per common share	$0.75	$0.68	$1.54	$1.23

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at June 30, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$439,985	$15,536	$(961)	$454,560
Corporate bonds	183,246	425	(384)	183,287
Commercial mortgage-backed securities	44,907	1,001	—	45,908
U.S. agency-based mortgage-backed securities	14,974	1,516	(2)	16,488
U.S. Treasury securities and obligations of U.S. Government agencies	12,869	1,045	—	13,914
Asset-backed securities	2,532	236	(69)	2,699

Totals	$698,513	$19,759	$(1,416)	$716,856

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at June 30, 2015 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$168,047	$5,725	$(609)	$173,163
Corporate bonds	163,985	398	(330)	164,053
U.S. agency-based mortgage-backed securities	9,559	4	(2,120)	7,443

Total fixed maturity	341,591	6,127	(3,059)	344,659
Other investments	10,000	1,695	—	11,695
Equity securities	—	28	—	28

Totals	$351,591	$7,850	$(3,059)	$356,382

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

A summary of the cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at June 30, 2015, by contractual maturity, is as follows:

Remaining Time to Maturity	Amortized Cost Basis	Fair Value
	(in thousands)
Within one year	$146,632	$147,370
After one year through five years	280,016	287,865
After five years through ten years	137,031	142,228
After ten years	72,721	74,298
U.S. agency-based mortgage-backed securities	14,974	16,488
Commercial mortgage-backed securities	44,907	45,908
Asset-backed securities	2,532	2,699

Total	$698,513	$716,856

A summary of cost and fair value of investments in fixed maturity securities, classified as available-for-sale at June 30, 2015, by contractual maturity, is as follows:

Remaining Time to Maturity	Amortized Cost Basis	Fair Value
	(in thousands)
Within one year	$54,714	$54,750
After one year through five years	133,161	133,717
After five years through ten years	16,132	16,165
After ten years	128,025	132,584
U.S. agency-based mortgage-backed securities	9,559	7,443

Total	$341,591	$344,659

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
	(in thousands)
June 30, 2015
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$92,732	$356	$10,852	$28	$103,584	$384
States and political subdivisions	77,142	961	—	—	77,142	961
U.S. agency-based mortgage-backed securities	71	2	—	—	71	2
Asset-backed securities	—	—	1,560	69	1,560	69

Total held-to-maturity securities	169,945	1,319	12,412	97	182,357	1,416

Available-for Sale
Fixed maturity securities:
Corporate bonds	$76,180	$323	$4,085	$7	$80,265	$330
States and political subdivisions	33,017	333	4,392	276	37,409	609
U.S. agency-based mortgage-backed securities	577	17	7,743	2,103	8,320	2,120

Total available-for-sale securities	109,774	673	16,220	2,386	125,994	3,059

Total	$279,719	$1,992	$28,632	$2,483	$308,351	$4,475

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
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

At June 30, 2015, the Company held 205 individual fixed maturity securities that were in an unrealized loss position, of which 22 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

The Company holds investments in a long/short equity fund, accounted for under the equity method. The carrying value of this investment is $11.7 million at June 30, 2015.

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

We reviewed all securities with unrealized losses in accordance with the impairment policy described above. With the exception of four securities deemed to be other-than-temporarily impaired, the Company determined that the unrealized losses in the fixed maturity securities portfolio related primarily to changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market liquidity and prices generally, and the transfer of the investments from the available-for-sale classification to the held-to-maturity classification in January 2004. We expect to recover the carrying value of these securities as it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis.

During the second quarter of 2015, the Company impaired four fixed maturity securities in the amount of $2.7 million. The impairment charge is included in “Net realized gains/(losses) on investments” for 2015. We impaired the securities due to recent downgrades of the securities and the amount of the accumulated unrealized loss. After reviewing the change in relevant benchmark yields, the Company determined the loss was credit related.

Net realized losses in the six months ended June 30, 2015 were $2.6 million resulting from an impairment loss of $2.7 million recognized for the other-than-temporary decline in the fair value of four fixed maturity securities offset by $0.1 million in gains on called fixed maturity securities. Net realized gains in the six months ended June 30, 2014 were $0.3 million resulting from gains on called fixed maturity securities and the sale of equity securities.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of June 30, 2015, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended June 30, 2015 and 2014.

Tax years 2011 through 2014 are subject to examination by the federal and state taxing authorities.

Note 6. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $12.7 million for the three months ended June 30, 2015, compared to $15.8 million for the three months ended June 30, 2014. Comprehensive income was $28.7 million for the six months ended June 30, 2015, compared to $29.6 million for the same period in 2014. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale securities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$3,628	$(1,055)	$2,810	$(4,295)

Other comprehensive income/(loss) before reclassification	(2,130)	3,143	(1,628)	6,120
Amounts reclassified from accumulated other comprehensive income	554	(127)	870	136

Net current period other comprehensive income/(loss)	(1,576)	3,016	(758)	6,256

Ending balance	$2,052	$1,961	$2,052	$1,961

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in the statement of income
	2015	2014	2015	2014
	(in thousands)
Unrealized gains/(losses) on available-for-sale securities	$1,273	$195	$261	$(209)	Net realized gains/(losses) on investments

Other-than-temporary impairment	(2,126)	—	(1,600)	—	Net realized gains/(losses) on investments

	(853)	195	(1,339)	(209)	Income before income taxes

	299	(68)	469	73	Income tax expense

	$(554)	$127	$(870)	$(136)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2015.

At June 30, 2015, assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Other investments	$—	$—	$11,695	$11,695
Securities available for sale—equity:
Domestic common stock	28	—	—	28
Securities available for sale—fixed maturity:
States and political subdivisions	—	173,163	—	173,163
Corporate bonds	—	164,053	—	164,053
U.S. agency-based mortgage-backed securities	—	7,443	—	7,443

Total securities available for sale—fixed maturity	—	344,659	—	344,659

Total available for sale	$28	$344,659	$11,695	$356,382

At June 30, 2015, assets and liabilities measured at amortized cost are summarized below:

	June 30, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity
States and political subdivisions	$—	$454,560	$—	$454,560
Corporate bonds	—	183,287	—	183,287
Commercial mortgage-backed securities	—	45,908	—	45,908
U.S. agency-based mortgage-backed securities	—	16,488	—	16,488
U.S. Treasury securities	13,914	—	—	13,914
Asset-backed securities	—	2,699	—	2,699

Total held-to-maturity	$13,914	$702,942	$—	$716,856

At December 31, 2014, assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Other investments	$—	$—	$11,748	$11,748
Securities available for sale—equity:
Domestic common stock	28	—	—	28
Securities available for sale—fixed maturity:
States and political subdivisions	—	157,374	—	157,374
U.S. agency-based mortgage-backed securities	—	8,498	—	8,498
Corporate bonds	—	165,370	—	165,370

Total available for sale—fixed maturity	$—	$331,242	$—	$331,242

Total available for sale	$28	$331,242	$11,748	$343,018

At December 31, 2014, assets and liabilities measured at amortized cost are summarized below:

	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$405,665	$—	$405,665
Corporate bonds	—	176,734	—	176,734
Commercial mortgage-backed securities	—	48,529	—	48,529
U.S. agency-based mortgage-backed securities	—	18,672	—	18,672
U.S. Treasury securities	11,792	—	—	11,792
Asset-backed securities	—	2,979	—	2,979

Total held-to-maturity	$11,792	$652,579	$—	$664,371

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

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of June 30, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$698,513	$716,856	$639,631	$664,371
Fixed maturity securities—available-for-sale	344,659	344,659	331,242	331,242
Equity securities	28	28	28	28
Cash and cash equivalents	61,589	61,589	90,956	90,956
Short-term investments	6,826	6,826	33,684	33,684
Other investments	11,695	11,695	11,748	11,748

The following table presents summary information regarding changes in the fair value of assets measured at fair value using Level 3 input.

	June 30, 2015	December 31, 2014
	(in thousands)
Beginning balance	$11,748	$10,591
Total unrealized gains/(losses)	(53)	1,157

Ending balance	$11,695	$11,748

Note 8. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2014, the Board reauthorized this program with a limit of $25.0 million. Unless reauthorized, the program will expire on December 31, 2015. Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

Note 9. Commitments and Contingencies

In February 2015, the Company was notified of an adverse verdict against its subsidiary, American Interstate Insurance Company, related to a 2009 workers’ compensation claim in the State of Iowa. The verdict was for $25.3 million, of which $0.3 million was for actual damages and $25.0 million was awarded for punitive damages. American Interstate is appealing both the verdict and the damage awards. The Company has posted an appeal bond in the amount of $27.8 million, as required by law. As of June 30, 2015, the Company’s total reserve for the claim was $2.6 million. The Company presently believes that this reserve amount, together with its reinsurance coverage, is adequate to satisfy this claim.

Note 10. Subsequent Events

On July 28, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share payable on September 25, 2015 to shareholders of record as of September 11, 2015. The Board intends to consider the payment of a regular cash dividend each calendar quarter.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2015 and 2014. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three months and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$106,022	$103,820	$206,811	$209,523
Net premiums earned	95,569	93,516	190,356	182,749
Net investment income	6,890	6,845	13,723	13,553
Total revenues	99,936	100,624	201,724	196,797
Total expenses	79,824	83,563	160,415	166,332
Net income	14,319	12,773	29,449	23,322
Diluted earnings per common share	$0.75	$0.68	$1.54	$1.23

Other Key Measures
Net combined ratio (1)	83.6%	89.4%	84.2%	91.0%
Return on average equity (2)	12.3%	11.9%	12.8%	10.9%
Book value per share (3)	$24.87	$23.26	$24.87	$23.26

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by net premiums earned in the current period.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period.
(3)	Book value per share is calculated by dividing shareholders’ equity by total outstanding shares, as of the end of the period.

Consolidated Results of Operations for Three Months Ended June 30, 2015 Compared to June 30, 2014

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2015 were $106.0 million, compared to $103.8 million for the same period in 2014, an increase of 2.1%. The increase was attributable to a $2.0 million increase in annual premiums on voluntary policies written during the period and a $0.2 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. The effective loss cost multiplier, or LCM, for our voluntary business was 1.81 for the second quarter ended June 30, 2015 compared to 1.86 for the same period in 2014.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2015 were $103.5 million, compared to $100.3 million for the same period in 2014, an increase of 3.1%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.6% for the second quarter of 2015 compared to 3.6% for the second quarter of 2014. The decrease in ceded premiums as a percentage of gross premiums earned reflects improved pricing for our 2015 reinsurance program. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Net Premiums Earned. Net premiums earned for the second quarter of 2015 were $95.6 million, compared to $93.5 million for the same period in 2014, an increase of 2.2%. The increase was attributable to our growth in premium written during 2014.

Net Investment Income. Net investment income for the quarter ended June 30, 2015 was $6.9 million, compared to $6.8 million for the same period in 2014. Average invested assets, including cash and cash equivalents, were $1.1 billion in the quarter ended June 30, 2015, compared to an average of $1.0 billion for the same period in 2014, an increase of 9.6%. The pre-tax investment yield on our investment portfolio was 2.4% and 2.6% per annum during the quarters ended June 30, 2015 and 2014, respectively. The tax-equivalent yield on our investment portfolio was 3.6% per annum for the quarter ended June 30, 2015, compared to 3.7% per annum for the same period in 2014. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains/(Losses) on Investments. Net realized losses on investments for the three months ended June 30, 2015 totaled $2.6 million compared to net realized gains of $0.2 million for the same period in 2014. Net realized losses in the second quarter of 2015 were attributable to other-than-temporary impairments of four fixed maturity securities of $2.7 million partially offset by realized gains on the call of fixed maturity securities. Net realized gains in the second quarter of 2014 were attributable to realized gains from the redemption of corporate bonds.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $57.3 million for the three months ended June 30, 2015, compared to $62.5 million for the same period in 2014, a decrease of $5.2 million, or 8.3%. The current accident year losses and LAE incurred were $66.7 million, or 69.8% of net premiums earned, compared to $66.9 million, or 71.5% of net premiums earned, for the same period in 2014. We recorded favorable prior accident year development of $9.4 million in the second quarter of 2015, compared to favorable prior accident year development of $4.4 million in the same period of 2014, as further discussed below in “Prior Year Development.” Our net loss ratio was 60.0% in the second quarter of 2015, compared to 66.8% for the same period of 2014.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2015 were $22.1 million, compared to $21.0 million for the same period in 2014, an increase of 5.1%. This increase was primarily due to a $1.1 million decrease in contingent profit commission, and a $0.7 million increase in compensation expense. Offsetting these increases were a $0.5 million decrease in accounts receivable write-offs and a $0.4 million decrease in insurance related assessments. Our expense ratio was 23.1% in the second quarter of 2015 compared to 22.5% in the second quarter of 2014.

Income Tax Expense. Income tax expense for the three months ended June 30, 2015 was $5.8 million, compared to $4.3 million for the same period in 2014. The increase was attributable to an increase in the pre-tax income to $20.1 million in the quarter ended June 30, 2015 from $17.1 million in the same period in 2014. Also, the effective tax rate increased to 28.8% in the quarter ended June 30, 2015 from 25.1% in the same period in 2014.

Consolidated Results of Operations for Six Months Ended June 30, 2015 Compared to June 30, 2014

Gross Premiums Written. Gross premiums written for the first six months of 2015 were $206.8 million, compared to $209.5 million for the same period in 2014, a decrease of 1.3%. The decrease was attributable to a $4.1 million decrease in annual premiums on voluntary policies written during the period. This decrease was partially offset by a $1.2 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.

Net Premiums Written. Net premiums written for the six months ended June 30, 2015 were $201.7 million, compared to $202.7 million for the same period in 2014, a decrease of 0.5%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.6% and 3.6% for the first six months of 2015 and 2014, respectively. The decrease in ceded premiums as a percentage of gross premiums earned reflects improved pricing for our 2015 reinsurance program. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Net Premiums Earned. Net premiums earned for the first six months of 2015 were $190.4 million, compared to $182.7 million for the same period in 2014, an increase of 4.2%. The increase was attributable to our growth in premium written during 2014.

Net Investment Income. Net investment income for the first six months of 2015 was $13.7 million, compared to $13.6 million for the same period in 2014. Average invested assets, including cash and cash equivalents, were $1.1 billion in the six months ended June 30, 2015, compared to $1.0 billion for the same period in 2014, an increase of 9.9%. The pre-tax investment yield on our investment portfolio was 2.5% per annum during the six months ended June 30, 2015, compared to 2.6% per annum during the same period in 2014. The tax-equivalent yield on our investment portfolio was 3.6% per annum for the first six months of 2015 compared to 3.7% for the same period in 2014. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains/(Losses) on Investments. Net realized losses on investments for the six months ended June 30, 2015 totaled $2.6 million, compared to net realized gains of $0.3 million for the same period in 2014. Net realized losses in the first half of 2015 were attributable to other-than-temporary impairments of four fixed maturity securities of $2.7 million. Net realized gains in the first half of 2014 were attributable to realized gains from the redemption of corporate bonds.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $117.3 million for the six months ended June 30, 2015, compared to $123.7 million for the same period in 2014, a decrease of $6.4 million, or 5.2%. The current accident year losses and LAE incurred were $132.9 million, or 69.8% of net premiums earned, compared to $130.7 million, or 71.5% of net premiums earned, for the same period in 2014. We recorded favorable prior accident year development of $15.6 million in the first six months of 2015, compared to favorable prior accident year development of $6.9 million in the same period of 2014, as further discussed below in “Prior Year Development.” Our net loss ratio was 61.6% in the first six months of 2015, compared to 67.7% for the same period of 2014.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the six months ended June 30, 2015 were $42.5 million, compared to $42.4 million for the same period in 2014, an increase of 0.2%. This increase was primarily due to a $2.0 million decrease in contingent profit commission. Offsetting this increase were a $1.9 million decrease in insurance related assessments and a $0.7 million decrease in accounts receivable write-offs. Our expense ratio was 22.3% in the first six months of 2015 compared to 23.2% in the same period of 2014.

Income Tax Expense. Income tax expense for the six months ended June 30, 2015 was $11.9 million, compared to $7.1 million for the same period in 2014. The increase was attributable to an increase in pre-tax income to $41.3 million in the first six months of 2015 from $30.5 million in the first six months of 2014. The effective tax rate increased to 28.7% for the six months ended June 30, 2015 from 23.4% for the six months ended June 30, 2014.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $26.1 million for the six months ended June 30, 2015, which represented a $34.1 million decrease from $60.2 million in net cash provided by operating activities for the six months ended June 30, 2014. This decrease in operating cash flow was attributable to a $26.8 million increase in amounts held by others, a $8.3 million increase in underwriting expenses paid, a $5.0 million increase in losses paid and a $2.6 million increase in federal income taxes paid. Offsetting these decreases were a $8.1 million increase in premium collections, a $1.0 million increase in investment income, a $0.4 million increase in paid losses payable and a $0.4 million decrease in dividends paid.

Net cash used in investing activities was $51.7 million for the six months ended June 30, 2015, compared to net cash used in investment activities of $73.1 million for the same period in 2014. Cash provided by sales and maturities of investments totaled $130.1 million for the six months ended June 30, 2015, compared to $145.8 million for the same period in 2014. A total of $181.3 million in cash was used to purchase investments in the six months ended June 30, 2015, compared to $218.2 million in purchases for the same period in 2014.

Net cash used in financing activities in the six months ended June 30, 2015 was $3.8 million compared to net cash used in financing activities of $11.4 million for the same period in 2014. In the six months ended June 30, 2015, $5.7 million of cash was used for dividends paid to shareholders compared to $13.8 million in the same period of 2014. Offsetting this increase were proceeds of $0.8 million and $1.1 million from stock option exercises in the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, the tax benefit from share based compensation was $1.1 million compared to $1.2 million for the same period in 2014.

Investment Portfolio

As of June 30, 2015, our investment portfolio, including cash and cash equivalents, totaled $1.1 billion, an increase of 5.6% from June 30, 2014 and 1.4% from December 31, 2014. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities,” was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2015, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$439,985	39.2%
U.S. agency-based mortgage-backed securities	14,974	1.3%
Commercial mortgage-backed securities	44,907	4.0%
U.S. Treasury securities and obligations of U.S. Government agencies	12,869	1.1%
Corporate bonds	183,246	16.4%
Asset-backed securities	2,532	0.2%

Total fixed maturity securities—held-to-maturity	698,513	62.2%

Fixed maturity securities—available-for-sale:
States and political subdivisions	173,163	15.4%
U.S. agency-based mortgage-backed securities	7,443	0.7%
Corporate bonds	164,053	14.6%

Total fixed maturity securities—available-for-sale	344,659	30.7%

Equity securities	28	0.0%
Short-term investments	6,826	0.6%
Cash and cash equivalents	61,589	5.5%
Other investments	11,695	1.0%

Total investments, including cash and cash equivalents	$1,123,310	100.0%

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

During the three and six months ended June 30, 2015, the Company recorded charges for four fixed maturity securities whose fair values were determined to be other-than-temporarily impaired. These charges are included in “Net realized gains/(losses) on investments”, and totaled $2.7 million for the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Prior Year Development

The Company recorded favorable prior accident year development of $9.4 million in the three months ended June 30, 2015. The table below sets forth the favorable or unfavorable development for the three and six months ended June 30, 2015 and 2014 for accident years 2010 through 2014 and, collectively, for all accident years prior to 2010.

	Favorable/(Unfavorable) Development
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	(in millions)
Accident Year
2014	$—	$—	$—	$—
2013	1.0	—	1.0	—
2012	3.5	0.5	8.2	0.5
2011	—	—	1.1	—
2010	1.0	1.5	1.0	1.8
Prior to 2010	3.9	2.4	4.3	4.6

Total net development	$9.4	$4.4	$15.6	$6.9

The table below sets forth the number of open claims as of June 30, 2015 and 2014, and the number of claims reported and closed during the three and six months then ended.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Open claims at beginning of period	5,337	5,334	5,515	5,297
Claims reported	1,352	1,399	2,603	2,719
Claims closed	(1,453)	(1,391)	(2,882)	(2,674)

Open claims at end of period	5,236	5,342	5,236	5,342

The number of open claims at June 30, 2015 decreased by 106 claims as compared to the number of open claims at June 30, 2014. Efforts continue to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). Management believes that these efforts have contributed, in part, to the favorable prior accident year development recorded for the three months ended June 30, 2015.

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

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2014, the Board reauthorized this program. As of June 30, 2015, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. There were no shares purchased during the six months ended June 30, 2015 and 2014. We intend to purchase shares of our common stock from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital. At June 30, 2015, the dollar value of shares that may yet be purchased under the program is $25.0 million.

Item 5.	Other Information.

As previously disclosed, Michael Grasher, the Company’s former Chief Financial Officer, resigned from all positions with the Company effective June 12, 2015. The Company is currently conducting a search for a new Chief Financial Officer.

On July 28, 2015, the Company’s Board of Directors appointed G. Janelle Frost, the Company’s Chief Executive Officer, to the additional position of Acting Chief Financial Officer. In that position, she will serve as the Company’s “principal financial officer” and “principal accounting officer.”

Additional information regarding Ms. Frost, including her age and professional background, as well as the terms of her existing employment agreement with the Company, is available under Part 1, Item 1. “Business – Executive Officers of the Registrant” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and under the caption “Executive Compensation—Employment Agreements” in the Company’s Proxy Statement filed with the Commission on April 24, 2014.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Endorsement No. 1 to the Casualty Excess of Loss Reinsurance Contract, effective as of June 1, 2015, issued to the Company by the reinsurers named therein

10.2	Endorsement No. 1 to the Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of June 1, 2015, issued to the Company by the reinsurers named therein

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

July 31, 2015	/s/ G. Janelle Frost
G. Janelle Frost
President and Chief Executive Officer
(Principal Executive Officer)

July 31, 2015	/s/ G. Janelle Frost
G. Janelle Frost Acting Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Endorsement No. 1 to the Casualty Excess of Loss Reinsurance Contract, effective as of June 1, 2015, issued to the Company by the reinsurers named therein

10.2	Endorsement No. 1 to the Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of June 1, 2015, issued to the Company by the reinsurers named therein

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document