Form 10-Q
period 2015-09-30
AMERISAFE INC
filed 2015-10-30
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of October 28, 2015, there were 19,093,792 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $679,893 and $664,371 in 2015 and 2014, respectively)	$660,250	$639,631
Fixed maturity securities—available-for-sale, at fair value (cost $364,748 and $327,004 in 2015 and 2014, respectively)	369,833	331,242
Equity securities—available-for-sale, at fair value (cost $0 in 2015 and 2014)	31	28
Short-term investments	7,057	33,684
Other investments	11,759	11,748

Total investments	1,048,930	1,016,333
Cash and cash equivalents	99,899	90,956
Amounts recoverable from reinsurers	91,092	85,888
Premiums receivable, net of allowance	194,086	178,917
Deferred income taxes	31,688	31,231
Accrued interest receivable	12,208	11,637
Property and equipment, net	6,945	7,240
Deferred policy acquisition costs	21,089	19,649
Federal income tax recoverable	—	1,082
Other assets	46,603	14,287

Total assets	$1,552,540	$1,457,220

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$720,710	$687,602
Unearned premiums	176,270	168,576
Reinsurance premiums payable	274	843
Amounts held for others	49,287	42,827
Policyholder deposits	47,944	48,722
Insurance-related assessments	33,531	29,315
Federal income tax payable	979	—
Accounts payable and other liabilities	30,000	30,110
Payable for investments purchased	2,969	2,257

Total liabilities	1,061,964	1,010,252

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2015 and 2014; 20,352,042 and 20,155,936 shares issued and 19,093,792 and 18,897,686 shares outstanding in 2015 and 2014, respectively	203	201
Additional paid-in capital	203,322	199,138
Treasury stock at cost (1,258,250 shares in 2015 and 2014)	(22,370)	(22,370)
Accumulated earnings	306,061	267,189
Accumulated other comprehensive income, net	3,360	2,810

Total shareholders’ equity	490,576	446,968

Total liabilities and shareholders’ equity	$1,552,540	$1,457,220

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Gross premiums written	$91,061	$93,962	$297,872	$303,485
Ceded premiums written	(4,232)	(3,823)	(9,317)	(10,655)

Net premiums written	$86,829	$90,139	$288,555	$292,830

Net premiums earned	$90,504	$95,928	$280,860	$278,677
Net investment income	6,923	6,495	20,646	20,048
Net realized gains/(losses) on investments	40	(152)	(2,518)	181
Fee and other income	3	65	206	227

Total revenues	97,470	102,336	299,194	299,133

Expenses
Loss and loss adjustment expenses incurred	48,942	61,822	166,252	185,570
Underwriting and certain other operating costs	9,293	7,822	26,043	24,624
Commissions	6,696	7,022	20,606	20,696
Salaries and benefits	6,278	6,183	18,070	18,090
Policyholder dividends	371	139	1,024	340

Total expenses	71,580	82,988	231,995	249,320

Income before income taxes	25,890	19,348	67,199	49,813
Income tax expense	7,950	5,869	19,810	13,012

Net income	17,940	13,479	47,389	36,801

Net income available to common shareholders	$17,940	$13,479	$47,389	$36,801

Earnings per share
Basic	$0.95	$0.72	$2.51	$1.98

Diluted	$0.94	$0.71	$2.48	$1.95

Shares used in computing earnings per share
Basic	18,968,718	18,676,033	18,911,675	18,603,227

Diluted	19,096,259	18,929,777	19,088,140	18,905,880

Extraordinary cash dividends declared per common share	$—	$—	$—	$0.50

Cash dividends declared per common share	$0.15	$0.12	$0.45	$0.36

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$17,940	$13,479	$47,389	$36,801

Other comprehensive income:
Unrealized gain on securities, net of tax	1,308	117	550	6,373

Comprehensive income	$19,248	$13,596	$47,939	$43,174

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amounts
Balance at December 31, 2014	20,155,936	$201	(1,258,250)	$(22,370)	$199,138	$267,189	$2,810	$446,968
Comprehensive income	—	—	—	—	—	47,389	550	47,939
Options exercised	156,850	2	—	—	1,275	—	—	1,277
Tax benefit from share-based payments	—	—	—	—	1,795	—	—	1,795
Restricted common stock issued	39,256	—	—	—	502	—	—	502
Share-based compensation	—	—	—	—	612	—	—	612
Dividends to stockholders	—	—	—	—	—	(8,517)	—	(8,517)

Balance at September 30, 2015	20,352,042	$203	(1,258,250)	$(22,370)	$203,322	$306,061	$3,360	$490,576

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$47,389	$36,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,030	958
Net amortization of investments	12,295	11,336
Deferred income taxes	(752)	(3,616)
Net realized (gains)/losses on investments	2,518	(181)
Net realized losses on sale of fixed assets	24	—
Share-based compensation	691	988
Changes in operating assets and liabilities:
Premiums receivable, net	(15,169)	(22,036)
Accrued interest receivable	(571)	(26)
Deferred policy acquisition costs	(1,440)	(1,845)
Amounts held by others	(27,847)	(1,081)
Other assets	(1,712)	(2,669)
Reserves for loss and loss adjustment expenses	33,108	62,052
Unearned premiums	7,694	14,153
Reinsurance balances	(5,773)	(13,817)
Amounts held for others and policyholder deposits	5,682	9,423
Accounts payable and other liabilities	5,555	12,354

Net cash provided by operating activities	62,722	102,794

Investing Activities
Purchases of investments held-to-maturity	(145,771)	(151,608)
Purchases of investments available-for-sale	(114,406)	(104,172)
Purchases of short-term investments	(7,000)	(72,900)
Proceeds from maturities of investments held-to-maturity	115,656	79,042
Proceeds from sales and maturities of investments available-for-sale	70,652	42,633
Proceeds from sales and maturities of short-term investments	33,341	112,652
Purchases of property and equipment	(759)	(771)

Net cash used in investing activities	(48,287)	(95,124)

Financing Activities
Proceeds from stock option exercises	1,277	1,820
Tax benefit from share-based payments	1,795	1,975
Dividends to stockholders	(8,564)	(15,998)

Net cash used in financing activities	(5,492)	(12,203)

Change in cash and cash equivalents	8,943	(4,533)
Cash and cash equivalents at beginning of period	90,956	123,077

Cash and cash equivalents at end of period	$99,899	$118,544

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

Note 2. Stock Options and Restricted Stock

As of September 30, 2015, the Company has three equity incentive plans: the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”), the AMERISAFE 2010 Non-Employee Director Restricted Stock Plan (the “2010 Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). The 2005 Incentive Plan expired on October 27, 2015. No grants will be made under the 2005 Incentive Plan after October 27, 2015 but all grants made on or prior to such date will continue in effect thereafter subject to the terms and conditions of the 2005 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding the Company’s incentive plans.

During the nine months ended September 30, 2015, the Company granted 50,461 and 7,112 shares of restricted common stock to executive officers and non-employee directors, respectively. The market value of the restricted shares granted totaled $2.6 million. During the nine months ended September 30, 2014, the Company granted 4,312 and 4,866 shares of restricted common stock to executive officers and non-employee directors, respectively. The market value of the restricted shares granted totaled $0.4 million.

During the nine months ended September 30, 2015, options to purchase 156,850 shares of common stock were exercised. During the nine months ended September 30, 2014, options to purchase 204,667 shares of common stock were exercised. In connection with these exercises, the Company received $1.3 million and $1.8 million of stock option proceeds, respectively.

The Company recognized share-based compensation expense of $0.7 million in the nine months ended September 30, 2015 and $1.0 million for the same period of 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Basic EPS:
Net income available to common shareholders - basic	$17,940	$13,479	$47,389	$36,801

Basic weighted average common shares	18,968,718	18,676,033	18,911,675	18,603,227
Basic earnings per common share	$0.95	$0.72	$2.51	$1.98

Diluted EPS:
Net income available to common shareholders - diluted	$17,940	$13,479	$47,389	$36,801

Diluted weighted average common shares:
Weighted average common shares	18,968,718	18,676,033	18,911,675	18,603,227
Stock options and performance shares	127,541	253,744	176,465	302,653

Diluted weighted average common shares	19,096,259	18,929,777	19,088,140	18,905,880

Diluted earnings per common share	$0.94	$0.71	$2.48	$1.95

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at September 30, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$417,804	$16,307	$(195)	$433,916
Corporate bonds	170,176	555	(241)	170,490
Commercial mortgage-backed securities	43,396	586	—	43,982
U.S. agency-based mortgage-backed securities	14,094	1,393	(1)	15,486
U.S. Treasury securities and obligations of U.S. Government agencies	12,365	1,074	—	13,439
Asset-backed securities	2,415	224	(59)	2,580

Totals	$660,250	$20,139	$(496)	$679,893

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at September 30, 2015 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$166,520	$6,685	$(447)	$172,758
Corporate bonds	189,169	762	(451)	189,480
U.S. agency-based mortgage-backed securities	9,059	7	(1,471)	7,595

Total fixed maturity	364,748	7,454	(2,369)	369,833
Other investments	10,000	1,759	—	11,759
Equity securities	—	31	—	31

Totals	$374,748	$9,244	$(2,369)	$381,623

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

A summary of the cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at September 30, 2015, by contractual maturity, is as follows:

Remaining Time to Maturity	Amortized Cost Basis	Fair Value
	(in thousands)
Within one year	$125,030	$125,807
After one year through five years	281,139	289,630
After five years through ten years	123,928	129,689
After ten years	70,248	72,719
U.S. agency-based mortgage-backed securities	14,094	15,486
Commercial mortgage-backed securities	43,396	43,982
Asset-backed securities	2,415	2,580

Total	$660,250	$679,893

A summary of cost and fair value of investments in fixed maturity securities, classified as available-for-sale at September 30, 2015, by contractual maturity, is as follows:

Remaining Time to Maturity	Amortized Cost Basis	Fair Value
	(in thousands)
Within one year	$31,131	$31,258
After one year through five years	183,756	185,173
After five years through ten years	25,294	25,470
After ten years	115,508	120,337
U.S. agency-based mortgage-backed securities	9,059	7,595

Total	$364,748	$369,833

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
	(in thousands)
September 30, 2015
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$52,041	$192	$20,270	$49	$72,311	$241
States and political subdivisions	36,630	195	—	—	36,630	195
U.S. agency-based mortgage-backed securities	53	1	5	—	58	1
Asset-backed securities	—	—	1,480	59	1,480	59

Total held-to-maturity securities	88,724	388	21,755	108	110,479	496

Available-for Sale
Fixed maturity securities:
Corporate bonds	$46,388	$440	$4,241	$11	$50,629	$451
States and political subdivisions	11,419	61	4,263	386	15,682	447
U.S. agency-based mortgage-backed securities	486	26	7,023	1,445	7,509	1,471

Total available-for-sale securities	58,293	527	15,527	1,842	73,820	2,369

Total	$147,017	$915	$37,282	$1,950	$184,299	$2,865

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
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

At September 30, 2015, the Company held 121 individual fixed maturity securities that were in an unrealized loss position, of which 28 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

The Company holds investments in a long/short equity fund, accounted for under the equity method. The carrying value of this investment is $11.8 million at September 30, 2015.

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

During the nine months ended September 30, 2015, the Company impaired four fixed maturity securities in the amount of $2.7 million. The impairment charge is included in “Net realized gains/(losses) on investments” for 2015. We impaired the securities due to recent downgrades of the securities and the amount of the accumulated unrealized loss. After reviewing the change in relevant benchmark yields, the Company determined the loss was credit related.

During the nine months ended September 30, 2014, the Company impaired a fixed maturity security in the amount of $0.2 million. The impairment charge is included in “Net realized gains (losses) on investments” for 2014. We impaired the security due to a downgrade of the security and the amount of the accumulated unrealized loss.

Net realized losses in the nine months ended September 30, 2015 were $2.5 million resulting from an impairment loss of $2.7 million recognized for the other-than-temporary declines in the fair value of four fixed maturity securities. Net realized gains in the nine months ended September 30, 2014 were $0.2 million resulting from $0.4 million in gains on called fixed maturity securities offset by an impairment loss of $0.2 million recognized for the other-than-temporary decline in the fair value of a fixed maturity security.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of September 30, 2015, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended September 30, 2015 and 2014.

Tax years 2011 through 2014 are subject to examination by the federal and state taxing authorities.

Note 6. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $19.2 million for the three months ended September 30, 2015, compared to $13.6 million for the three months ended September 30, 2014. Comprehensive income was $47.9 million for the nine months ended September 30, 2015, compared to $43.2 million for the same period in 2014. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale securities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$2,052	$1,961	$2,810	$(4,295)

Other comprehensive income/(loss) before reclassification	1,400	121	(188)	6,192
Amounts reclassified from accumulated other comprehensive income	(92)	(4)	738	181

Net current period other comprehensive income/(loss)	1,308	117	550	6,373

Ending balance	$3,360	$2,078	$3,360	$2,078

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in the statement of income
	2015	2014	2015	2014
	(in thousands)
Unrealized gains/(losses) on available-for-sale securities	$142	$1	$464	$(270)	Net realized gains/(losses) on investments

Other-than-temporary impairment	—	5	(1,600)	(8)	Net realized gains/(losses) on investments

	142	6	(1,136)	(278)	Income before income taxes

	(50)	(2)	398	97	Income tax expense

	$92	$4	$(738)	$(181)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2015.

At September 30, 2015, assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Other investments	$—	$—	$11,759	$11,759
Securities available for sale—equity:
Domestic common stock	31	—	—	31
Securities available for sale—fixed maturity:
States and political subdivisions	—	172,758	—	172,758
Corporate bonds	—	189,480	—	189,480
U.S. agency-based mortgage-backed securities	—	7,595	—	7,595

Total securities available for sale—fixed maturity	—	369,833	—	369,833

Total available for sale	$31	$369,833	$11,759	$381,623

At September 30, 2015, assets and liabilities measured at amortized cost are summarized below:

	September 30, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity
States and political subdivisions	$—	$433,916	$—	$433,916
Corporate bonds	—	170,490	—	170,490
Commercial mortgage-backed securities	—	43,982	—	43,982
U.S. agency-based mortgage-backed securities	—	15,486	—	15,486
U.S. Treasury securities	13,439	—	—	13,439
Asset-backed securities	—	2,580	—	2,580

Total held-to-maturity	$13,439	$666,454	$—	$679,893

At December 31, 2014, assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Other investments	$—	$—	$11,748	$11,748
Securities available for sale—equity:
Domestic common stock	28	—	—	28
Securities available for sale—fixed maturity:
States and political subdivisions	—	157,374	—	157,374
U.S. agency-based mortgage-backed securities	—	8,498	—	8,498
Corporate bonds	—	165,370	—	165,370

Total available for sale—fixed maturity	$—	$331,242	$—	$331,242

Total available for sale	$28	$331,242	$11,748	$343,018

At December 31, 2014, assets and liabilities measured at amortized cost are summarized below:

	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$405,665	$—	$405,665
Corporate bonds	—	176,734	—	176,734
Commercial mortgage-backed securities	—	48,529	—	48,529
U.S. agency-based mortgage-backed securities	—	18,672	—	18,672
U.S. Treasury securities	11,792	—	—	11,792
Asset-backed securities	—	2,979	—	2,979

Total held-to-maturity	$11,792	$652,579	$—	$664,371

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

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of September 30, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$660,250	$679,893	$639,631	$664,371
Fixed maturity securities—available-for-sale	369,833	369,833	331,242	331,242
Equity securities	31	31	28	28
Cash and cash equivalents	99,899	99,899	90,956	90,956
Short-term investments	7,057	7,057	33,684	33,684
Other investments	11,759	11,759	11,748	11,748

The following table presents summary information regarding changes in the fair value of assets measured at fair value using Level 3 input.

	Nine Months Ended	Twelve Months Ended
	September 30, 2015	December 31, 2014
	(in thousands)
Beginning balance	$11,748	$10,591
Total unrealized gains	11	1,157

Ending balance	$11,759	$11,748

Note 8. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2015, the Board reauthorized this program with a limit of $25.0 million. Unless reauthorized, the program will expire on December 31, 2016. Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

Note 9. Commitments and Contingencies

In February 2015, the Company was notified of an adverse verdict against its subsidiary, American Interstate Insurance Company, related to a 2009 workers’ compensation claim in the State of Iowa. The verdict was for $25.3 million, of which $0.3 million was for actual damages and $25.0 million was awarded for punitive damages. American Interstate is appealing both the verdict and the damage awards. The Company has posted an appeal bond in the amount of $27.8 million, as required by law. As of September 30, 2015, the Company’s total reserve for the claim was $2.6 million. The Company presently believes that this reserve amount, together with its reinsurance coverage, is adequate to satisfy this claim.

Note 10. Subsequent Events

On October 27, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share payable on December 28, 2015 to shareholders of record as of December 14, 2015. The Board intends to consider the payment of a regular cash dividend each calendar quarter.

On October 27, 2015, the Company’s Board of Directors declared an extraordinary cash dividend of $3.00 per share payable on December 28, 2015 to shareholders of record on December 14, 2015.

On October 27, 2015, the Company’s Board of Directors reauthorized the share repurchase program with a limit of $25.0 million. Unless reauthorized, the program will expire on December 31, 2016.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2015 and 2014. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three months and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$91,061	$93,962	$297,872	$303,485
Net premiums earned	90,504	95,928	280,860	278,677
Net investment income	6,923	6,495	20,646	20,048
Total revenues	97,470	102,336	299,194	299,133
Total expenses	71,580	82,988	231,995	249,320
Net income	17,940	13,479	47,389	36,801
Diluted earnings per common share	$0.94	$0.71	$2.48	$1.95

Other Key Measures
Net combined ratio (1)	79.1%	86.4%	82.6%	89.5%
Return on average equity (2)	14.9%	12.2%	13.5%	11.3%
Book value per share (3)	$25.69	$23.85	$25.69	$23.85

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by net premiums earned in the current period.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period.
(3)	Book value per share is calculated by dividing shareholders’ equity by total outstanding shares, as of the end of the period.

Consolidated Results of Operations for Three Months Ended September 30, 2015 Compared to September 30, 2014

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2015 were $91.1 million, compared to $94.0 million for the same period in 2014, a decrease of 3.1%. The decrease was attributable to a $4.6 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. These decreases were partially offset by a $2.0 million increase in annual premiums on voluntary policies written during the period and a $0.1 million increase in assumed premium from mandatory pooling arrangements. The effective loss cost multiplier, or LCM, for our voluntary business was 1.77 for the quarter ended September 30, 2015 compared to 1.80 for the same period in 2014.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2015 were $86.8 million, compared to $90.1 million for the same period in 2014, a decrease of 3.7%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 4.5% for the third quarter of 2015 compared to 3.8% for the third quarter of 2014. The increase in ceded premiums as a percentage of gross premiums earned reflects additional ceded premium of $1.8 million resulting from ceded losses offset by improved pricing for our 2015 reinsurance program. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Net Premiums Earned. Net premiums earned for the third quarter of 2015 were $90.5 million, compared to $95.9 million for the same period in 2014, a decrease of 5.7%. The decrease was attributable to the decrease in net premiums written in the quarter and a decrease in the change in unearned premiums.

Net Investment Income. Net investment income for the quarter ended September 30, 2015 was $6.9 million, compared to $6.5 million for the same period in 2014, an increase of 6.6%. Average invested assets, including cash and cash equivalents increased 5.5% to $1.1 billion in the quarter ended September 30, 2015. The pre-tax investment yield on our investment portfolio was 2.4% per annum during the quarters ended September 30, 2015 and 2014. The tax-equivalent yield on our investment portfolio was 3.5% per annum for the quarters ended September 30, 2015 and 2014. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains/(Losses) on Investments. Net realized gains on investments for the three months ended September 30, 2015 were immaterial compared to net realized losses of $0.2 million for the same period in 2014. Net realized losses in the third quarter of 2014 were attributable to an other-than-temporary impairment of a fixed maturity security.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $48.9 million for the three months ended September 30, 2015, compared to $61.8 million for the same period in 2014, a decrease of $12.9 million, or 20.8%. The current accident year losses and LAE incurred were $63.2 million, or 69.8% of net premiums earned, compared to $68.6 million, or 71.5% of net premiums earned, for the same period in 2014. We recorded favorable prior accident year development of $14.2 million in the third quarter of 2015, compared to favorable prior accident year development of $6.8 million in the same period of 2014, as further discussed below in “Prior Year Development.” Our net loss ratio was 54.1% in the third quarter of 2015, compared to 64.4% for the same period of 2014.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2015 were $22.3 million, compared to $21.0 million for the same period in 2014, an increase of 5.9%. This increase was primarily due to a $1.1 million decrease in reinsurance contingent profit commission and a $0.5 million increase in insurance related assessments. Offsetting these increases was a $0.3 million decrease in commission expense. Our expense ratio was 24.6% in the third quarter of 2015 compared to 21.9% in the third quarter of 2014.

Income Tax Expense. Income tax expense for the three months ended September 30, 2015 was $8.0 million, compared to $5.9 million for the same period in 2014. The increase was attributable to an increase in the pre-tax income to $25.9 million in the quarter ended September 30, 2015 from $19.3 million in the same period in 2014. The effective tax rate increased to 30.7% in the quarter ended September 30, 2015 from 30.3% in the same period in 2014.

Consolidated Results of Operations for Nine Months Ended September 30, 2015 Compared to September 30, 2014

Gross Premiums Written. Gross premiums written for the first nine months of 2015 were $297.9 million, compared to $303.5 million for the same period in 2014, a decrease of 1.8%. The decrease was attributable to a $3.4 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $2.0 million decrease in annual premiums on voluntary policies written during the period. These decreases were partially offset by a $0.3 million increase in assumed premium from mandatory pooling arrangements. The effective LCM for our voluntary business was 1.80 for the nine months ended September 30, 2015 compared to 1.84 for the same period in 2014.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2015 were $288.6 million, compared to $292.8 million for the same period in 2014, a decrease of 1.5%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.2% and 3.7% for the first nine months of 2015 and 2014, respectively. The decrease in ceded premiums as a percentage of gross premiums earned reflects improved pricing for our 2015 reinsurance program offset by an increase of $1.8 million of additional ceded premium as a result of ceded losses during the period. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Net Premiums Earned. Net premiums earned for the first nine months of 2015 were $280.9 million, compared to $278.7 million for the same period in 2014, an increase of 0.8%. The increase was attributable to premium written during 2014.

Net Investment Income. Net investment income for the first nine months of 2015 was $20.6 million, compared to $20.0 million for the same period in 2014, an increase of 3.0%. Average invested assets, including cash and cash equivalents, were $1.1 billion in the nine months ended September 30, 2015, compared to $1.0 billion for the same period in 2014, an increase of 8.5%. The pre-tax investment yield on our investment portfolio was 2.4% per annum during the nine months ended September 30, 2015, compared to 2.6% per annum during the same period in 2014. The tax-equivalent yield on our investment portfolio was 3.5% per annum for the first nine months of 2015 and 2014. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains/(Losses) on Investments. Net realized losses on investments for the nine months ended September 30, 2015 totaled $2.5 million, compared to net realized gains of $0.2 million for the same period in 2014. Net realized losses in the first nine months of 2015 were attributable to other-than-temporary impairments of four fixed maturity securities of $2.7 million. Net realized gains in the first nine months of 2014 were attributable to realized gains from the redemption of corporate bonds of $0.4 million offset by an other-than-temporary impairment of a fixed maturity security of $0.2 million.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $166.3 million for the nine months ended September 30, 2015, compared to $185.6 million for the same period in 2014, a decrease of $19.3 million, or 10.4%. The current accident year losses and LAE incurred were $196.0 million, or 69.8% of net premiums earned, compared to $199.3 million, or 71.5% of net premiums earned, for the same period in 2014. We recorded favorable prior accident year development of $29.8 million in the first nine months of 2015, compared to favorable prior accident year development of $13.7 million in the same period of 2014, as further discussed below in “Prior Year Development.” Our net loss ratio was 59.2% in the first nine months of 2015, compared to 66.6% for the same period of 2014.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2015 were $64.7 million, compared to $63.4 million for the same period in 2014, an increase of 2.1%. This increase was primarily due to a $3.1 million decrease in reinsurance contingent profit commission offset by a $1.4 million decrease in insurance related assessments and a $0.7 million decrease in accounts receivable write-offs. Our expense ratio was 23.0% in the first nine months of 2015 compared to 22.8% in the same period of 2014.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2015 was $19.8 million, compared to $13.0 million for the same period in 2014. The increase was attributable to an increase in pre-tax income to $67.2 million in the first nine months of 2015 from $49.8 million in the first nine months of 2014. The effective tax rate increased to 29.5% for the nine months ended September 30, 2015 from 26.1% for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $62.7 million for the nine months ended September 30, 2015, which represented a $40.1 million decrease from $102.8 million in net cash provided by operating activities for the nine months ended September 30, 2014. This decrease in operating cash flow was attributable to a $26.8 million increase in amounts held by others, an $8.1 million increase in underwriting expenses paid, a $4.4 million increase in federal income taxes paid and a $3.2 million increase in loss and loss adjustment expenses paid. Offsetting these decreases were a $2.0 million increase in premium collections, a $1.0 million increase in investment income, a $0.6 million increase in paid losses payable and a $0.5 million decrease in dividends paid.

Net cash used in investing activities was $48.3 million for the nine months ended September 30, 2015, compared to net cash used in investment activities of $95.1 million for the same period in 2014. Cash provided by sales and maturities of investments totaled $219.6 million for the nine months ended September 30, 2015, compared to $234.3 million for the same period in 2014. A total of $267.2 million in cash was used to purchase investments in the nine months ended September 30, 2015, compared to $328.7 million in purchases for the same period in 2014.

Net cash used in financing activities in the nine months ended September 30, 2015 was $5.5 million compared to net cash used in financing activities of $12.2 million for the same period in 2014. In the nine months ended September 30, 2015, $8.6 million of cash was used for dividends paid to shareholders compared to $16.0 million in the same period of 2014. Offsetting the payment of dividends were proceeds of $1.3 million and $1.8 million from stock option exercises in the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, the tax benefit from share based compensation was $1.8 million compared to $2.0 million for the same period in 2014.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.1 billion on September 30, 2014 and December 31, 2014. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, “Investments-Debt and Equity Securities,” was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2015, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$417,804	36.5%
U.S. agency-based mortgage-backed securities	14,094	1.2%
Commercial mortgage-backed securities	43,396	3.8%
U.S. Treasury securities and obligations of U.S. Government agencies	12,365	1.1%
Corporate bonds	170,176	14.9%
Asset-backed securities	2,415	0.2%

Total fixed maturity securities—held-to-maturity	660,250	57.7%

Fixed maturity securities—available-for-sale:
States and political subdivisions	172,758	15.1%
U.S. agency-based mortgage-backed securities	7,595	0.7%
Corporate bonds	189,480	16.5%

Total fixed maturity securities—available-for-sale	369,833	32.3%

Equity securities	31	0.0%
Short-term investments	7,057	0.5%
Cash and cash equivalents	99,899	8.6%
Other investments	11,759	0.9%

Total investments, including cash and cash equivalents	$1,148,829	100.0%

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

During the nine months ended September 30, 2015, the Company recorded charges for four fixed maturity securities whose fair values were determined to be other-than-temporarily impaired. These charges are included in “Net realized gains/(losses) on investments”, and totaled $2.7 million for the nine months ended September 30, 2015.

During the three and nine months ended September 30, 2014, the Company recorded charges for a fixed maturity security whose fair value was determined to be other-than-temporarily impaired. These charges are included in “Net realized gains/(losses) on investments”, and totaled $0.2 million for the three and nine months ended September 30, 2014.

Prior Year Development

The Company recorded favorable prior accident year development of $14.2 million in the three months ended September 30, 2015. The table below sets forth the favorable development for the three and nine months ended September 30, 2015 and 2014 for accident years 2010 through 2014 and, collectively, for all accident years prior to 2010.

	Favorable Development
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(in millions)
Accident Year
2014	$—	$—	$—	$—
2013	3.3	—	4.3	—
2012	6.1	3.5	14.3	4.0
2011	—	—	1.1	—
2010	2.6	1.9	3.6	3.7
Prior to 2010	2.2	1.4	6.5	6.0

Total net development	$14.2	$6.8	$29.8	$13.7

The table below sets forth the number of open claims as of September 30, 2015 and 2014, and the number of claims reported and closed during the three and nine months then ended.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Open claims at beginning of period	5,236	5,342	5,515	5,297
Claims reported	1,593	1,668	4,196	4,387
Claims closed	(1,386)	(1,438)	(4,268)	(4,112)

Open claims at end of period	5,443	5,572	5,443	5,572

The number of open claims at September 30, 2015 decreased by 129 claims as compared to the number of open claims at September 30, 2014. Efforts continue to close prior year claims, especially in those circumstances where the claim could be settled for less than the corresponding case reserve amount (which amount represents the estimated ultimate cost to settle the claim, undiscounted). Management believes that these efforts have contributed, in part, to the favorable prior accident year development recorded for the three months ended September 30, 2015.

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

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2015, the Board reauthorized this program. As of September 30, 2015, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. There were no shares purchased during the nine months ended September 30, 2015 and 2014. We intend to purchase shares of our common stock from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital. At September 30, 2015, the dollar value of shares that may yet be purchased under the program is $25.0 million.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Employment Agreement effective as of September 15, 2015 by and between the Company and Neal A. Fuller incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2015

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neal A. Fuller filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Neal A. Fuller filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

October 30, 2015	/s/ G. Janelle Frost
G. Janelle Frost
President and Chief Executive Officer
(Principal Executive Officer)

October 30, 2015	/s/ Neal A. Fuller
Neal A. Fuller Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement effective as of September 15, 2015 by and between the Company and Neal A. Fuller incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2015

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neal A. Fuller filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Neal A. Fuller filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document