Form 10-K
period 2015-12-31
AMERISAFE INC
filed 2016-02-26
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $880.7 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of February 15, 2016, there were 19,130,522 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the cyclical nature of the workers’ compensation insurance industry;

•	general economic conditions, including recession, inflation, performance of financial markets, interest rates, unemployment rates and fluctuating asset values;

•	decreased demand for our insurance;

•	increased competition on the basis of types of insurance offered, premium rates, coverage availability, payment terms, claims management, safety services, policy terms, overall financial strength, financial ratings and reputation;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	technology breaches or failures, including those resulting from a malicious cyber attack on the Company or its policyholders and medical providers;

•	adverse developments in economic, competitive, judicial or regulatory conditions within the workers’ compensation insurance industry;

•	changes in regulations, laws, rates, or rating factors applicable to the Company, its policyholders or the agencies that sell its insurance;

•	loss of the services of any of our senior management or other key employees;

•	changes in rating agency policies, practices or ratings;

•	changes in the availability, cost or quality of reinsurance and the failure of our reinsurers to pay claims in a timely manner or at all;

•	decreased level of business activity of our policyholders caused by decreased business activity generally, and in particular in the industries we target;

•	changes in legal theories of liability under our insurance policies;

•	developments in capital markets that adversely affect the performance of our investments;

•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

Overview

We are a specialty provider of workers’ compensation insurance focused on small to mid-sized employers engaged in hazardous industries, principally construction, trucking, manufacturing, agriculture and oil and gas. Since commencing operations in 1986, we have gained significant experience underwriting the complex workers’ compensation exposures inherent in these industries. We provide coverage to employers under state and federal workers’ compensation laws. These laws prescribe wage replacement and medical care benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our workers’ compensation insurance policies provide benefits to injured employees for, among other things, temporary or permanent disability, death and medical and hospital expenses. The benefits payable and the duration of those benefits are set by state or federal law. The benefits vary by jurisdiction, the nature and severity of the injury and the wages of the employee. The employer, who is the policyholder, pays the premiums for coverage.

Hazardous industry employers tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target policyholders. For example, our construction employers on average paid premium rates equal to $7.63 per $100 of payroll to obtain workers’ compensation coverage for all of their employees in 2015.

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

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries. We have extensive experience insuring employers engaged in hazardous industries and have a history of profitably underwriting these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 92.3% in 2015.

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

Specialized Underwriting Expertise. Based on our 30-year history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools that support our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new and renewal business. We do not delegate underwriting authority to agencies, marketers or to any other third parties that sell our insurance.

Comprehensive Safety Services. We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention, and encourage safer workplaces by deploying experienced field safety professionals, or FSPs, to our policyholders’ worksites. In 2015, 89.5% of our new voluntary business policyholders were subject to pre-quotation safety inspections. Additionally, we perform periodic on-site safety surveys of all of our voluntary business policyholders.

Proactive Claims Management. Our employees manage substantially all of our open claims in-house, utilizing intensive claims management practices that emphasize a personalized approach, as well as quality, cost-effective medical treatment. As of December 31, 2015, open indemnity claims per field case manager, or FCM, averaged 50 claims, which we believe is significantly less than the industry average. We also believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation and more rapidly close claims, all of which ultimately lead to lower overall claim costs.

Efficient Operating Platform. Through extensive cost management initiatives, we maintain one of the most efficient operations in the workers’ compensation industry. In 2015, our expense ratio was 22.4%. We believe that our expense ratio is substantially lower than that of our competitors, which gives us a greater opportunity to generate an underwriting profit.

Strategy

We intend to produce favorable returns on equity and increase our book value per share adjusted for dividends paid to shareholders using the following strategies:

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

Increase Market Penetration. Based on data received from the National Association of Insurance Commissioners, the NAIC, we do not have more than 5.5% of the market share in any state we serve. As a result, we believe we have the opportunity to increase market penetration in each of the states in which we currently operate. Competition in our target markets is fragmented by state, employer size and industry. We believe that our specialized underwriting expertise and safety, claims and audit services position us to profitably increase our market share in our existing principal markets, with minimal increase in field service employees.

Prudent and Opportunistic Geographic Expansion. While we actively market our insurance in 27 states, 50.4% of our voluntary in-force premiums were generated in the six states where we derived 5.0% or more of our gross premiums written in 2015. We are licensed in an additional 20 states, the District of Columbia and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so.

Capitalize on Development of Information Technology Systems. We believe our underwriting and agency management system, GEAUX, along with our customized operational system, ICAMS, and the analytical data warehouse that ICAMS feeds, significantly enhance our ability to select risk, write profitable business and cost-effectively administer our billing, claims and audit functions.

Maintain Capital Strength. We plan to manage our capital to achieve our profitability goals while striving for optimal operating leverage for our insurance company subsidiaries. To accomplish this objective, we intend to maintain underwriting profitability throughout market cycles, optimize our use of reinsurance, deploy appropriate capital management tools including paying dividends to shareholders and produce an appropriate risk adjusted return on our investment portfolio.

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

Workers’ compensation was the fourth-largest property and casualty insurance line in the United States in 2014, according to the National Council on Compensation Insurance, Inc., the NCCI. Direct premiums written in 2014 for the workers’ compensation insurance industry were $55 billion, and direct premiums written for the property and casualty industry as a whole were $570 billion. According to the most recent market data reported by the NCCI, which is the official rating bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business were $15.2 billion.

Policyholders

As of December 31, 2015, we had more than 8,000 voluntary business policyholders with an average annual workers’ compensation policy written premium of $42,366. As of December 31, 2015, our ten largest voluntary business policyholders accounted for 2.6% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 92.3% in 2015, 91.3% in 2014, and 92.3% in 2013.

In addition to our voluntary workers’ compensation business, we underwrite workers’ compensation policies for employers assigned to us and assume reinsurance premiums from mandatory pooling arrangements, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. Our assigned risk business fulfills our statutory obligation to participate in residual market plans in four states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2015, our assigned risk business accounted for 1.2% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 2.4% of our gross premiums written.

Targeted Industries

We provide workers’ compensation insurance primarily to employers in the following targeted hazardous industries:

Construction. Includes a broad range of operations such as highway and bridge construction, building and maintenance of pipeline and powerline networks, excavation, commercial construction, roofing, iron and steel erection, tower erection and numerous other specialized construction operations. In 2015, our average policy premium for voluntary workers’ compensation within the construction industry was $43,040, or $7.63 per $100 of payroll.

Trucking. Includes a broad spectrum of diverse operations including contract haulers, regional and local freight carriers, special equipment transporters and other trucking companies that conduct a variety of short- and long-haul operations. In 2015, our average policy premium for voluntary workers’ compensation within the trucking industry was $43,946, or $9.52 per $100 of payroll.

Manufacturing. Includes a diverse group of policyholders’ businesses such as the production of goods for use or sale using labor and machines, tools, chemical and biological processing or formulation. In 2015, our average policy premium for voluntary workers’ compensation within the manufacturing industry was $43,531, or $5.14 per $100 of payroll.

Agriculture. Includes crop maintenance and harvesting, grain and produce operations, nursery operations, meat processing, and livestock feed and transportation. In 2015, our average policy premium for voluntary workers’ compensation within the agriculture industry was $27,863, or $6.77 per $100 of payroll.

Oil and Gas. Includes various oil and gas activities including gathering, transportation, processing, production, and field service operations. In 2015, our average policy premium for voluntary workers’ compensation within the oil and gas industry was $43,709, or $5.33 per $100 of payroll.

Logging. Includes tree harvesting operations ranging from labor intensive chainsaw felling and trimming to sophisticated mechanized operations using heavy equipment. In 2015, our average policy premium for voluntary workers’ compensation within the logging industry was $29,698, or $14.32 per $100 of payroll.

Maritime. Includes ship building and repair, pier and marine construction, inter-coastal construction, and stevedoring. In 2015, our average policy premium for voluntary workers’ compensation within the maritime industry was $47,894, or $5.03 per $100 of payroll.

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

Gross premiums written during the years ended December 31, 2015, 2014 and 2013, and the allocation of those premiums among the hazardous industries we target are presented in the table below.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2015	2014	2013	2015	2014	2013
	(in thousands)
Voluntary business:
Construction	$164,717	$166,360	$153,110	42.6%	42.2%	41.2%
Trucking	71,872	69,520	71,565	18.6%	17.7%	19.2%
Manufacturing	31,778	28,239	27,122	8.2%	7.2%	7.3%
Agriculture	16,133	15,426	15,563	4.2%	3.9%	4.2%
Oil and Gas	10,128	15,802	17,976	2.6%	4.0%	4.8%
Logging	8,748	7,200	8,132	2.3%	1.8%	2.2%
Maritime	7,839	11,413	10,883	2.0%	2.9%	2.9%
Other	61,352	65,475	55,554	15.9%	16.6%	14.9%

Total voluntary business	372,567	379,435	359,905	96.4%	96.3%	96.7%

Assigned risk business	4,515	5,198	4,342	1.2%	1.3%	1.2%
Assumed premiums	9,447	9,186	7,930	2.4%	2.4%	2.1%

Total	$386,529	$393,819	$372,177	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 47 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with 10.7% or less of our gross premiums written in 2015 derived from any one state. The table below identifies, for the years ended December 31, 2015, 2014 and 2013, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the three years presented.

	Percentage of Gross Premiums Written Year Ended December 31,
State	2015	2014	2013
Georgia	10.7%	10.2%	9.2%
Louisiana	10.1%	12.0%	12.6%
Pennsylvania	9.8%	9.3%	9.2%
Florida	6.8%	6.2%	4.5%
Illinois	6.6%	5.6%	5.6%
North Carolina	5.3%	5.4%	6.1%
Virginia	4.1%	4.3%	4.6%
Minnesota	4.0%	3.8%	3.3%
Texas	3.8%	4.0%	4.4%
South Carolina	3.6%	3.2%	3.4%
Oklahoma	3.5%	4.1%	4.8%
Wisconsin	3.4%	2.5%	2.4%
Mississippi	2.9%	3.0%	2.7%
Alaska	2.9%	3.1%	3.7%
Tennessee	2.2%	2.3%	3.2%

Total	79.7%	79.0%	79.7%

Sales and Marketing

We sell our workers’ compensation insurance through agencies. As of December 31, 2015, our insurance was sold through more than 3,000 independent agencies and our wholly-owned insurance agency subsidiary,

Amerisafe General Agency, which is licensed in 28 states. We are selective in establishing and maintaining relationships with independent agencies. We seek to do business with those agencies that provide quality application flow from companies operating in our target industries and classes that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Our average commission rate for our independent agencies was 7.5% for the year ended December 31, 2015. We pay our insurance agency subsidiary a commission rate of 8.2%. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2015, independent agencies accounted for 97.0% of our voluntary in-force premiums. No single independent agency accounted for more than 1.3% of our voluntary in-force premiums at that date.

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

Our underwriting department reviews the application to determine if the application meets our underwriting criteria and whether all required information has been provided. If additional information is required, the underwriting department requests additional information from the agency submitting the application. This initial review process is generally completed within three days after the application is received by us. Once this initial review process is complete, our underwriting department requests that a pre-quotation safety inspection be performed in most cases. In 2015, 89.5% of our new voluntary business policyholders were inspected prior to our offering a premium quote.

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

We obtain approval of our rates, including our LCMs, from state regulatory authorities. To maintain rates at profitable levels, we regularly monitor and adjust our LCMs. The effective LCM for our voluntary business was 1.79 for policy year 2015, 1.84 for policy year 2014, and 1.79 for policy year 2013. If we are unable to charge rates in a particular state or industry to produce satisfactory results, we seek to control and reduce our premium volume in that state or industry and redeploy our capital in other states or industries that offer greater opportunity to earn an underwriting profit.

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our FSPs travel to employers’ worksites to perform these safety inspections. These initial inspections allow our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2015, 89.5% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policies were not pre-quote inspected for a variety of reasons, including instances where the prospective policyholder was previously insured by us or previously inspected by us.

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

Claims

We have structured our claims operation to provide immediate, intensive and personal management of claims to guide injured employees through medical treatment, rehabilitation and recovery, with the primary goal of returning the injured employee to work as promptly as practicable and at maximum medical improvement. We seek to limit the number of claim disputes with injured employees through early intervention in the claims process. Where possible, we purchase annuities on longer life claims to close such claims, while still providing an appropriate level of benefits to injured employees. While we seek to promptly settle valid claims, we also aggressively defend against claims we consider to be non-meritorious.

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

Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided. The FCM will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2015, we averaged 50 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our more than 30 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business, but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

In establishing reserves, we rely on the analysis of the more than 199,000 claims in our 30-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.

We review our reserves by accident year and state on a quarterly basis. Individual open claims are reviewed more frequently and adjustments to case incurred amounts are made based on expected outcomes. The number of claims reported or occurring during a period, combined with a calculation of average case incurred amounts, and measured over time, provide the foundation for our reserve estimates. In establishing our reserve estimates, we use historical trends in claim reporting timeliness, frequency of claims in relation to earned premium or covered payroll, premium rate levels charged and case development patterns. However, the number of variables and judgments involved in establishing reserve estimates, combined with some random variation in loss development patterns, results in uncertainty regarding projected ultimate losses. As a result, our ultimate liability for loss and loss adjustment expenses may be more or less than our reserve estimate.

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

As of December 31, 2015, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $653.2 million, which includes $15.8 million in reserves for mandatory pooling arrangements as reported by the pool administrators. The estimate of our ultimate liability was derived from the process and methodology described above, which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates. We view our estimate of loss and DCC expenses as the most significant component of our reserve for loss and loss adjustment expenses.

Additional information regarding our reserve for unpaid loss and loss adjustment expenses (“LAE”) as of December 31, 2015, 2014, and 2013 is set forth below:

	2015	2014	2013
	(in thousands)
Gross case loss and DCC reserves	$537,883	$514,874	$473,019
AO reserves	20,734	18,572	17,187
Gross IBNR reserves	159,416	154,156	124,351

Gross unpaid loss, DCC and AO reserves	718,033	687,602	614,557
Reinsurance recoverables on unpaid loss and LAE	(64,858)	(59,334)	(48,699)

Net unpaid loss, DCC and AO reserves	$653,175	$628,268	$565,858

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by plus and minus 30%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2015 data, are summarized below.

Change in Paid LDFs	Change in Incurred LDFs	Resultant Change in Net Loss and DCC Reserve
		Amount ($)	Percentage
		(in thousands)
+30%	+30%	43,072	7.0%
+30%	0%	8,209	1.3%
+30%	–30%	(27,550)	(4.5%)
0%	+30%	36,822	6.0%
0%	–30%	(37,148)	(6.0%)
–30%	+30%	36,307	5.9%
–30%	0%	(5,525)	(0.9%)
–30%	–30%	(46,332)	(7.5%)

For our paid and incurred weighted severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by plus and minus 50%. The results of this sensitivity analysis, using December 31, 2015 data, are summarized below.

Change in Severity Trend	Resultant Change in Net Loss and DCC Reserve
	Amount ($)	Percentage
	(in thousands)
+50%	6,518	1.1%
–50%	(5,405)	(0.9%)

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2015, 2014 and 2013, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Balance, beginning of period	$687,602	$614,557	$570,450
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	59,334	48,699	55,190

Net balance, beginning of period	628,268	565,858	515,260

Add incurred related to:
Current accident year	262,387	268,633	241,584
Prior accident years	(47,814)	(23,717)	(12,611)

Total incurred	214,573	244,916	228,973

Less paid related to:
Current accident year	53,955	52 ,848	51,169
Prior accident years	135,711	129,658	127,206

Total paid	189,666	182,506	178,375

Net balance, end of period	653,175	628,268	565,858

Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	64,858	59,334	48,699

Balance, end of period	$718,033	$687,602	$614,557

Our gross reserves for loss and loss adjustment expenses of $718.0 million as of December 31, 2015 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2015, we had 5,298 open claims, with an average of $135,529 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2015, 5,465 new claims were reported, and 5,678 claims were closed.

In 2015, our gross reserves increased to $718.0 million from $687.6 million at December 31, 2014. The increase in reserves was attributable primarily to the 2015 accident year. In 2015, we also recognized $47.8 million of favorable development for prior accident years. As of December 31, 2014, we had 5,511 open claims, with an average of $124,679 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2014, 5,785 new claims were reported, and 5,565 claims were closed.

In 2014, our gross reserves increased to $687.6 million from $614.6 million at December 31, 2013. The increase in reserves was attributable to both the 2014 accident year and prior accident years. In 2014, there was also $23.7 million of favorable development for prior accident years. As of December 31, 2013, we had 5,297 open claims, with an average of $116,020 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2013, 5,620 new claims were reported, and 5,287 claims were closed.

Loss Development

The table below shows the net loss development for business written each year from 2005 through 2015. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 2005, it was estimated that $364.3 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 2005, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $364.3 million as of December 31, 2005, by December 31, 2015 (ten years later) $258.9 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2005.

The “gross cumulative redundancy (deficiency)” represents, as of December 31, 2015, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
	(in thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$364,253	$412,366	$462,478	$474,697	$474,220	$466,668	$477,277	$515,260	$565,858	$628,268	$653,175
Net reserve estimated as of:
One year later	362,026	402,876	442,091	452,812	452,587	460,105	474,787	502,648	542,141	580,454
Two years later	361,181	372,520	416,758	427,794	422,697	454,479	462,650	478,931	494,327
Three years later	346,914	359,590	396,492	398,187	411,516	442,700	448,269	439,272
Four years later	339,849	348,596	371,599	387,525	402,003	429,269	427,835
Five years later	335,158	335,252	364,147	381,950	395,479	411,785
Six years later	325,714	331,390	361,720	377,158	383,827
Seven years later	323,695	330,367	358,630	369,985
Eight years later	322,620	328,133	350,693
Nine years later	320,520	320,963
Ten years later	316,213
Net cumulative redundancy (deficiency)	$48,040	$91,403	$111,785	$104,712	$90,393	$54,883	$49,442	$75,988	$71,531	$47,814
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	110,369	105,408	116,631	121,619	117,555	125,884	131,497	127,205	129,658	135,711
Two years later	164,354	167,852	182,879	185,334	182,242	199,682	201,814	188,752	198,610
Three years later	201,393	203,502	217,137	222,249	223,726	240,196	237,170	226,907
Four years later	222,867	224,419	239,189	245,012	248,294	262,415	259,823
Five years later	237,699	235,931	251,941	261,323	261,653	277,396
Six years later	245,466	242,761	261,707	270,241	272,903
Seven years later	249,037	247,681	267,745	278,641
Eight years later	253,008	251,651	272,610
Nine years later	256,192	254,753
Ten years later	258,939
Net reserve—December 31	$364,253	$412,366	$462,478	$474,697	$474,220	$466,668	$477,277	$515,260	$565,858	$628,268	$653,175
Reinsurance recoverables	120,232	106,810	74,925	56,596	60,435	65,536	60,937	55,190	48,699	59,334	64,858

Gross reserve—December 31	$484,485	$519,176	$537,403	$531,293	$534,655	$532,204	$538,214	$570,450	$614,557	$687,602	$718,033

Net re-estimated reserve	$316,213	$320,963	$350,693	$369,985	$383,827	$411,785	$427,835	$439,272	$494,327	$580,454
Re-estimated reinsurance recoverables	122,663	116,136	85,939	70,903	54,095	51,729	49,289	44,817	47,733	58,038

Gross re-estimated reserve	$438,876	$437,099	$436,632	$440,888	$437,922	$463,514	$477,124	$484,089	$542,060	$638,492

Gross cumulative redundancy (deficiency)	$45,609	$82,077	$100,771	$90,405	$96,733	$68,690	$61,090	$86,361	$72,497	$49,110

Investments

We derive net investment income from our invested assets. As of December 31, 2015, the carrying value of our investment portfolio, including cash and cash equivalents, was $1.1 billion and the fair value of the portfolio was $1.1 billion.

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

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the effective interest rate for the year ended December 31, 2015 based on the carrying value of each category as of December 31, 2015:

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$408,447	36.6%	3.1%
Corporate bonds	171,224	15.4%	1.7%
Commercial mortgage-backed securities	37,494	3.4%	4.7%
U.S. agency-based mortgage-backed securities	13,223	1.2%	5.0%
U.S. Treasury securities and obligations of U.S. Government agencies	12,487	1.1%	3.1%
Asset-backed securities	2,289	0.2%	3.8%

Total fixed maturity securities— held-to-maturity	645,164	57.9%	2.9%

Fixed maturity securities—available-for-sale:
State and political subdivisions	171,419	15.4%	3.3%
Corporate bonds	201,304	18.0%	1.9%
U.S. agency-based mortgage-backed securities	7,299	0.7%	2.8%

Total fixed maturity securities— available-for-sale	380,022	34.1%	2.6%

Equity securities	31	0.0%	0.0%
Other investments	12,217	1.1%	0.0%
Cash and cash equivalents	69,481	6.2%	0.1%
Short-term investments	7,718	0.7%	1.1%

Total investments, including cash and cash equivalents	$1,114,633	100.0%	2.6%

As of December 31, 2015, our fixed maturity securities had a carrying value of $1,025.2 million, which represented 92.0% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2015, the pre-tax accounting investment yield of our investment portfolio was 2.5% per annum.

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, our investment portfolio as of December 31, 2015 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities, held-to-maturity	$645,164	$18,063	$(951)	$662,276
Fixed maturity securities, available-for-sale	376,109	7,199	(3,286)	380,022
Equity securities, available-for-sale	—	31	—	31
Other investments, available-for-sale	10,000	2,217	—	12,217

Totals	$1,031,273	$27,510	$(4,237)	$1,054,546

As of December 31, 2015, municipal bonds made up 52.0% of our investment portfolio, including cash and short-term investments. The largest concentration results from companies being allowed an investment credit against Louisiana premium taxes for varying levels of Louisiana assets. The table below summarizes the top five geographic exposures as of December 31, 2015.

	Carrying Value	Percentage of Municipal Portfolio	Percentage of Total Portfolio
	(in thousands)
Louisiana	$118,974	20.5%	10.7%
Texas	109,577	18.9%	9.8%
Washington	46,246	8.0%	4.1%
Florida	39,735	6.9%	3.6%
Illinois	21,694	3.7%	1.9%
Other	243,640	42.0%	21.9%

	$579,866	100.0%	52.0%

The table below summarizes the credit quality of our investment portfolio, excluding our equity holdings, as of December 31, 2015, as determined by the middle rating of Moody’s, Standard and Poor’s, and Fitch.

Credit Rating	Percentage of Total Carrying Value
“AAA”	32.9%
“AA”	26.5%
“A”	21.9%
“BBB”	18.1%
“BB and below”	0.4%
“Unrated securities”	0.2%

Total	100.0%

As of December 31, 2015, the average composite rating of our investment portfolio, excluding our equity holdings, was “AA-.”

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2015.

Remaining Time to Maturity	As of December 31, 2015
	Carrying Value	Percentage
	(in thousands)
Less than one year	$144,911	14.1%
One to five years	505,475	49.3%
Five to ten years	129,486	12.6%
More than ten years	185,009	18.1%
U.S. agency-based mortgage-backed securities	20,522	2.0%
Commercial mortgage-backed securities	37,494	3.7%
Asset-backed securities	2,289	0.2%

Total	$1,025,186	100.0%

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

2016 Excess of Loss Reinsurance Treaty Program

Effective January 1, 2014, we entered into a new multi-year excess of loss reinsurance treaty program related to our voluntary and assigned risk business that applies to losses incurred through December 31, 2016. Our reinsurance treaty program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. The maximum loss occurrence involving a single claimant remains limited to a maximum of $10.0 million for that claimant, subject to applicable deductibles, retentions and aggregate limits.

We have 19 reinsurers participating in our reinsurance treaty program in 2016. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or letters of credit. If security is required because of a ratings downgrade, the form of security must be mutually agreed to between the reinsurer and us.

In the 2014 program, we raised our retention from $1.0 million to $2.0 million for each loss occurrence when we entered into the new three-year treaty. In 2016, our first layer of reinsurance provides coverage for losses up to $10.0 million for each loss occurrence in excess of $2.0 million,. This layer provides coverage in two parts. Before our reinsurers are obligated to reimburse us under this layer, we are subject to an annual aggregate deductible of 1.5% of subject earned premium under the first part of this coverage and 6.5% of subject earned premium under the second part of this coverage. The limit under the first part of this coverage is 5.0% of subject earned premium in any one year and 3.0% of subject earned premium in the aggregate for all three years covered by this layer. The limit under the second part of this coverage is 3.0% of subject earned premium for any one year and 1.5% of subject earned premium in the aggregate for the last two years in this layer.

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

A Catastrophe excess of loss layer affords coverage up to $60.0 million for each loss occurrence in excess of $10.0 million. This layer includes coverage for terrorism including the use and/or dispersal of nuclear, biological, chemical and radiological agents with an annual aggregate limit of $60.0 million. The aggregate limit for all other claims under this layer is $120.0 million. This layer expires on January 1, 2017.

The table below sets forth the reinsurers participating in our 2016 reinsurance program:

Reinsurer	A.M. Best Rating
Hannover Reinsurance (Ireland) Limited	A+
Allianz Risk Transfer AG (Bermuda)	A+
Arch Reinsurance Company	A+
Endurance Reinsurance Corporation of America	A
Markel Global Reinsurance Company	A
Munich Reinsurance America, Inc.	A+
XL Reinsurance America, Inc.	A
Houston Casualty Company	A+
Lloyd’s Syndicate 1414 ACS	A
Lloyd’s Syndicate 0780 ADV	A
Lloyd’s Syndicate 2623 AFB	A
Lloyd’s Syndicate 0623 AFB	A
Lloyd’s Syndicate 1955 BAR	A
Lloyd’s Syndicate 2987 BRT	A
Lloyd’s Syndicate 4444 CNP	A
Lloyd’s Syndicate 1084 CSL	A
Lloyd’s Syndicate 4472 LIB	A
Lloyd’s Syndicate 3000 MKL	A
Minnesota Workers’ Compensation Reinsurance Association	NR

Due to the nature of reinsurance, we have recoverables from reinsurers that apply to accident years prior to 2015. The table below summarizes our amounts recoverable from reinsurers as of December 31, 2015.

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2015
		(in thousands)
Hannover Reinsurance (Ireland) Limited (1)	A+	$35,530
Odyssey Reinsurance Company	A	12,127
Minnesota Workers’ Compensation Reinsurance Association (1)	NR	9,034
Tokio Millennium Re Ltd	A++	7,294
Clearwater Insurance Company	bbb	5,610
Finial Reinsurance	A-	4,605
SCOR Reinsurance Company	A	4,213
Allianz Risk Transfer AG (Bermuda) (1)	A+	2,804
St. Paul Fire and Marine Insurance Company	A++	2,038
Clearwater Select Insurance	bbb	1,028
American National Insurance Company	A	958
Lloyd’s Syndicate #2000/Harrington	A	856
Other	—	4,980

Total		$91,077

(1)	Current participant in our 2016 reinsurance program.

Terrorism Reinsurance

The Terrorism Risk Insurance Act of 2002 (the “2002 Act”) was enacted in response to the events of September 11, 2001 and was extended by the Terrorism Risk Insurance Extension Act of 2005 (the “2005 Act”), the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “2007 Act”), and the Terrorism Risk Insurance Program Reauthorization Act of 2015 (the “2015 Act”). The 2002 Act, the 2005 Act, the 2007 Act and the 2015 Act were designed to ensure the availability of insurance coverage for losses resulting from certain acts of terrorism in the United States. The 2015 Act reauthorized a federal program, established under the 2002 Act, extended by the 2005 Act and 2007 Act, and further extended the program through the end of 2020. This program provides federal reimbursement to insurance companies for a portion of their losses arising from certain acts of terrorism and requires insurance companies to offer coverage for these acts. The program applies to insured losses arising out of acts that are certified as “acts of terrorism” by the Secretary of the Treasury in concurrence with the Secretary of Homeland Security and the Attorney General of the United States. In addition, the program does not provide any reimbursement for any portion of aggregate industry-wide insured losses from certified acts of terrorism that exceed $100.0 billion in any one year and is subject to certain other limitations and restrictions.

For insured losses in 2016, each insurance group is responsible for a statutory deductible under the 2015 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2016, the U.S. Federal Government will reimburse 84% of an insurance group’s covered losses over the statutory deductible. The U.S. Federal Government reimbursement will decrease 1% each year until it is 80% in 2020. In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceed $120.0 million for any act of terrorism occurring in 2016 and increasing by $20.0 million each year until it is $200.0 million in 2020. However, there is no relief from the requirement under the 2015 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.

Under the 2015 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in their workers’ compensation policies. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological, radioactive or chemical agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our current reinsurance treaty program that affords coverage for up to $70 million for losses arising from conventional terrorism. This coverage expires January 1, 2017. Amerisafe’s 2016 Catastrophe excess of loss layer for loss occurrences greater than $10 million also added coverage for losses caused by nuclear, biological, chemical and radiological attacks, subject to the deductibles, retentions, definitions and aggregate limits. This coverage was renewed for 2016 and expires on January 1, 2017.

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

We believe the workers’ compensation market for the hazardous industries we target is more fragmented and to some degree less competitive than other segments of the workers’ compensation market. Our competitors include other insurance companies, state insurance pools and self-insurance funds. Overall, we estimate that more than 300 insurance companies participate in the workers’ compensation market. The insurance companies with which we compete vary by state and by the industries we target. These market conditions are also impacted by lower estimated loss costs adopted by a number of states in which we do business.

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

Employees

As of December 31, 2015, we had 449 full-time employees and 2 part-time employees. None of our employees are subject to collective bargaining agreements. We believe that our employee relations are good.

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

Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. We utilize both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. In 2015, we had assigned risks in four states: Alabama, Alaska, North Carolina and Virginia.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in the applicable state. Our recoveries from state-managed trust funds for the years ended December 31, 2015, 2014 and 2013 were $5.8 million, $6.8 million and $6.0 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2015, 2014 and 2013 was $2.1 million, $1.9 million and $2.3 million, respectively. We accrue for second injury funds relative to historical paid amounts.

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

Federal Law and Regulations

For the year ended December 31, 2015, we derived 2.1% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act, or the USL&H Act, and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.

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

Under Nebraska law, American Interstate and Silver Oak Casualty are each required to maintain minimum capital and surplus of $2.0 million. Under Texas law, American Interstate of Texas is required to maintain minimum capital and surplus of $5.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on the various risk factors related to it. As of December 31, 2015, American Interstate, Silver Oak Casualty, and American Interstate of Texas exceeded the minimum risk-based capital requirements.

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

The 2015 IRIS results for American Interstate Insurance Company were with expected values. The 2015 IRIS results for Silver Oak Casualty and American Interstate Insurance Company of Texas were within expected values for 12 of the 13 ratios. The investment yield ratios were outside the expected range by two tenths of one percent and six tenths of one percent, respectively. This occurred because current low interest rates affected the reinvestment rate for our investment portfolio.

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

Website Information

Our corporate website is located at www.amerisafe.com. Our Annual Report to Shareholders, annual proxy statement and related proxy card will be made available on our website at the same time they are mailed to shareholders. Our quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are

available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the Securities and Exchange Commission, or the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Policy Regarding Communications with the Board of Directors, Policy Regarding Shareholder Recommended Director Candidates, and charters for the standing committees of our board of directors are available on our website as well as other shareholder communications. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Officers of the Registrant

The table below sets forth information about our executive officers and key employees as of February 26, 2015.

Name	Age	Position
Executive Officers
C. Allen Bradley, Jr.	64	Executive Chairman
G. Janelle Frost.	45	President and Chief Executive Officer
Neal A. Fuller.	53	Executive Vice President and Chief Financial Officer
Vincent J. Gagliano	43	Executive Vice President and Chief Technology Officer

Key Employees
Brendan D. Gau	41	Senior Vice President, Chief Investment Officer
Kelly R. Goins	50	Senior Vice President, Underwriting Operations
Leon J. Lagneaux	64	Senior Vice President, Safety Operations
Henry O. Lestage, IV	55	Senior Vice President, Claims Operations
David R. Morton	45	Senior Vice President, Sales and Marketing
Kathryn H. Shirley	50	Senior Vice President, General Counsel and Secretary

C. Allen Bradley, Jr., our Executive Chairman, has served as Chairman of our board of directors since October 2005 and as a Director since June 2003. From December 2003 until April 2015 he served as Chief Executive Officer. From November 2002 to August 2010 he served as President. From November 2002 until December 2003 he served as our Chief Operating Officer. Since joining our company in 1994, Mr. Bradley has had principal responsibility for the management of our underwriting operations (December 2000 through June 2005) and safety services (September 2000 through November 2002) and has served as our General Counsel (September 1997 through December 2003) and Secretary (September 1997 through November 2002). Prior to joining our company, he was engaged in the private practice of law.

G. Janelle Frost has served as our Chief Executive Officer since April 2015 and President since September 2013. Prior to becoming our Chief Executive Officer, Mrs. Frost served as Chief Operating Officer from May 2013 to April 2015. She served as our Executive Vice President and Chief Financial Officer from November 2008 to April 2013, our Controller from May 2004 to November 2008 and Vice President from May 2006 to November 2008. She has been employed with our company since 1992 and served as Assistant Vice President from May 2004 to May 2006 and Deputy Controller from 1998 to April 2004.

Neal A. Fuller has served as Executive Vice President and Chief Financial Officer since September 2015. Mr. Fuller served in multiple leadership positions with Safeco Corporation from 1988 to 2009, ending as Senior Vice President – Finance and Treasurer. Prior to joining our company, Mr. Fuller served as Senior Vice President and Chief Financial Officer of ICW Group from 2010 to 2011 and Senior Vice President and Chief Financial Officer of SeaBright Holdings, Inc. from 2011 to 2013.

Vincent J. Gagliano has served as our Executive Vice President and Chief Technology Officer since January 2013. He has been employed with our company since 2001. He previously served as Senior Vice

President of Information Technology from September 2009 to January 2013, Vice President, Operations Analysis from January 2008 to September 2009, Assistant Vice President of Business Intelligence from July 2005 to December 2008, Director of Business Intelligence from April 2004 to July 2005 and Senior Business Analyst from July 2001 to April 2004.

Brendan D. Gau has served as our Chief Investment Officer since joining the Company in 2009. Prior to joining our company, Mr. Gau was employed by AIM Capital Management, where he held the positions of Financial Analyst, Portfolio Analyst and Senior Portfolio Manager from 1996 until 2009.

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

David R. Morton has served as Senior Vice President, Sales and Marketing since April 2015. Prior to joining our company, Mr. Morton served in various sales leadership roles with EMPLOYERS Services, Inc., a mono-line workers’ compensation insurance carrier, including Director of Client Relations from 2007 to 2010, Vice President of Sales, Strategic Partnerships and Alliances from 2010 to 2014 and most recently as Vice President of Sales Excellence from September 2014 to April 2015.

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

The economic recovery from the recession of 2008 through 2010 has been sluggish. Negative trends in business investment, consumer confidence and spending, the significant declines and volatility of the capital markets, the availability of credit and the rate of unemployment can adversely affect our business. A continuation of the current economic environment could further adversely impact our growth and profitability. Although we continue to closely monitor market conditions, we cannot predict future conditions or their impact on our premium volume, the value of our investment portfolio and our financial performance. As a result of these existing economic conditions, we could experience future decreases in business activity and incur additional realized and unrealized losses in our investment portfolio, both of which could adversely affect our financial condition and results of operations.

If more states approve non-subscriber progams, the demand for workers’ compensation insurance could be significantly impacted.

Workers’ compensation insurance is required by law with few exceptions. States such as Texas and Oklahoma offer employers the option to non-subscribe to the workers’ compensation system. By non-subscribing, employers lose the exclusive remedy protection afforded those that do subscribe. Texas’s program has been in existence since 1913 and Oklahoma’s program began in 2013. A number of states have proposed legislation for similar programs which could threaten the demand for the workers’ compensation product we offer.

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

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2015, independent agencies produced 97.0% of our voluntary in-force premiums. No independent agency accounted for more than 1.3% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

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

Legal or other administrative proceedings could have a material adverse effect on our operations or results of operations.

In the ordinary course of our business, we are involved in various legal and other administrative proceedings involving claims arising from our insurance operations. These claims involve issues such as eligibility for workers’ compensation insurance coverage or benefits, the extent of injuries, wage determinations, disability ratings, and bad faith and extra-contractual liability. We defend these claims. A significant adverse result, or multiple adverse results involving similar issues, could require us to pay significant amounts or to change the manner in which we administer claims, which could have a material effect on our operations or results of operations.

A decline in the level of business activity of our policyholders, particularly those engaged in the construction, trucking, manufacturing, agricultural and oil and gas industries, could negatively affect our earnings and profitability.

In 2015, 76.2% of our gross premiums written were derived from policyholders in the construction, trucking, manufacturing, agriculture and oil and gas industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in the construction, trucking, manufacturing and agricultural industries and upon economic conditions generally.

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

We purchase reinsurance to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Our 2016 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million, subject to applicable deductibles, retentions and aggregate limits. In 2014, we raised our retention from $1.0 million to $2.0 million for each loss occurrence. Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance cover with an aggregate annual deductible of approximately $5.7 million and an aggregate limit of coverage of approximately $30.5 million for 2016.

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

When our reinsurance treaty program is terminated and we enter into a new program, any decrease in the amount of reinsurance at the time we enter into a new program, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could adversely affect our business, financial condition and results of operations. We currently have 19 reinsurers participating in our reinsurance treaty program, and we believe that this is a sufficient number of reinsurers to provide us with the reinsurance coverage we require. However, it is possible that one or more of our current reinsurers could terminate participation in our program. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements. In any of these events, if our reinsurance broker is unable to reallocate the terminated reinsurance among the remaining reinsurers in the program, it could take a significant period of time to identify and negotiate agreements with one or more replacement reinsurers. During this period, we would be exposed to an increased risk of loss, the extent of which would depend on the coverage previously provided by the terminated reinsurance.

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

As of December 31, 2015, we had $91.1 million of recoverables from reinsurers. Of this amount, $37.5 million was unsecured. As of December 31, 2015, our largest recoverable from reinsurers included $35.5 million from Hannover Reinsurance (Ireland) Limited, $12.1 million from Odyssey America Reinsurance and and $9.0 million from Minnesota Workers’ Compensation Reinsurance Association. No reinsurance recoverable due at December 31, 2015 was over 90 days old. If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely impacted.

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

At December 31, 2015, we participated in mandatory pooling arrangements in 21 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. As of December 31, 2015, our investment portfolio, including cash and cash equivalents, had a carrying value of $1.1 billion. For the year ended December 31, 2015 we had $27.9 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our board of directors, and is made up predominately of fixed maturity securities and cash and cash equivalents. Although our investment guidelines emphasize capital preservation and liquidity, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

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

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2016 reinsurance treaty program affords limited coverage for up to $70.0 million for losses arising from terrorism, subject to applicable deductibles, retentions, definitions and aggregate limits.

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

The trading price of our common stock may decline.

The trading price of our common stock may decline for many reasons, some of which are beyond our control, including, among others:

•	our results of operations;

•	changes in expectations as to our future results of operations, including financial estimates and projections by securities analysts and investors;

•	results of operations that vary from those expected by securities analysts and investors;

•	developments in the insurance or healthcare industries;

•	current and expected economic conditions;

•	changes in laws and regulations;

•	announcements of claims against us by third parties; and

•	future issuances or sales of our common stock.

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

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of February 15, 2016, there were 19,130,522 shares of our common stock outstanding. As of that date, there were also outstanding options exercisable to purchase 88,879 shares of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own our principal business office which has approximately 60,000 square feet of office space together with a 3,200 square foot warehouse facility located in DeRidder, Louisiana. AIIC and SOCI lease their corporate headquarters which has approximately 3,500 square feet of office space located in Omaha, Nebraska. The Company leases space at other locations for certain of our service and claims representatives, none of which are material.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF.” As of February 15, 2015, there were 29 holders of record of our common stock.

The table below sets forth the reported high and low sales prices of our common stock as quoted on the NASDAQ during each quarter for the last two fiscal years.

	High	Low
2014
First Quarter	$45.95	$38.41
Second Quarter	$45.07	$35.73
Third Quarter	$42.22	$35.15
Fourth Quarter	$44.29	$38.54
2015
First Quarter	$46.82	$39.59
Second Quarter	$48.45	$41.50
Third Quarter	$52.50	$44.54
Fourth Quarter	$57.20	$48.08

Dividend Policy

In 2014, the Company paid a quarterly cash dividend of $0.12 per share. In 2015, the Company paid a quarterly dividend of $0.15 share. In addition, the Company paid two extraordinary cash dividends of $0.50 and $1.00 per share in 2014 and an extraordinary cash dividend of $3.00 per share in 2015.

On February 23, 2016 the Company declared a regular quarterly cash dividend of $0.18 per share payable on March 28, 2016 to shareholders of record on March 14, 2016.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is expected to be $0.72 per share in 2016.

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

As of February 15, 2016, 19,130,522 shares of common stock were outstanding. As of that date, there were no other shares of our capital stock outstanding.

Share Repurchases

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, 2012, 2013, 2014 and 2015 the Board reauthorized this program. Unless reauthorized, the program will expire on December 31, 2016. Since inception we have repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $25.0 million available for future purchases at December 31, 2015 under this program. There were no share repurchases in 2015. The purchases will continue to be affected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

Item 6.	Selected Financial Data.

The following tables summarize certain selected financial data that should be read in conjunction with our audited financial statements and accompanying notes thereto for the year ended December 31, 2015 included in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Income Statement Data
Gross premiums written	$386,529	$393,819	$372,177	$328,823	$272,101
Ceded premiums written	(11,228)	(13,793)	(18,425)	(16,305)	(13,881)

Net premiums written	$375,301	$380,026	$353,752	$312,518	$258,220

Net premiums earned	$375,894	$375,747	$329,983	$290,689	$251,015
Net investment income	27,902	27,214	27,029	27,018	26,340
Net realized gains (losses) on investments	(2,494)	697	(1,211)	2,979	2,228
Loss on disposal of assets	(664)	—	(2)	(1)	(32)
Fee and other income	316	361	536	563	1,112

Total revenues	400,954	404,019	356,335	321,248	280,663

Loss and loss adjustment expenses incurred	214,573	244,916	228,973	219,903	189,706
Underwriting and certain other operating costs (1)	32,162	32,573	18,951	18,450	22,404
Commissions	27,509	27,872	25,303	22,144	18,507
Salaries and benefits	24,442	24,518	22,862	20,839	19,914
Interest expense	—	—	—	566	1,311
Policyholder dividends	1,301	391	1,042	2,203	1,464

Total expenses	299,987	330,270	297,131	284,105	253,306

Income before taxes	100,967	73,749	59,204	37,143	27,357
Income tax expense	30,505	20,083	15,567	7,790	3,176

Net income	70,462	53,666	43,637	29,353	24,181
Less allocated income to participating securities	—	—	142	22	14

Net income available to common shareholders	$70,462	$53,666	$43,495	$29,331	$24,167

Diluted earnings per common share equivalent	$3.69	$2.84	$2.32	$1.58	$1.29
Weighted average common shares	18,941,077	18,646,128	18,373,033	18,166,261	18,249,583
Stock options and performance shares	178,109	282,376	375,776	408,930	443,128

Diluted weighted average of common share equivalents outstanding	19,119,186	18,928,504	18,748,809	18,575,191	18,692,711

Selected Insurance Ratios
Current accident year loss ratio (2)	69.8%	71.5%	73.2%	76.5%	78.2%
Prior accident year loss ratio (3)	(12.7)%	(6.3)%	(3.8)%	(0.9)%	(2.6)%

Net loss ratio	57.1%	65.2%	69.4%	75.6%	75.6%
Net underwriting expense ratio (4)	22.4%	22.6%	20.3%	21.1%	24.2%
Net dividend ratio (5)	0.3%	0.1%	0.3%	0.8%	0.6%

Net combined ratio (6)	79.8%	87.9%	90.0%	97.5%	100.4%

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$69,481	$90,956	$123,077	$92,676	$45,536
Investments	1,045,152	1,016,333	878,775	808,116	805,974
Amounts recoverable from reinsurers	91,077	85,888	75,326	101,352	96,212
Premiums receivable, net	185,364	178,917	171,579	141,950	121,223
Deferred income taxes	29,905	31,231	33,645	29,521	30,048
Deferred policy acquisition costs	20,412	19,649	19,171	18,419	16,578
Total assets	1,502,045	1,457,220	1,329,001	1,220,946	1,143,973
Reserves for loss and loss adjustment expenses	718,033	687,602	614,557	570,450	538,214
Unearned premiums	167,983	168,576	164,296	140,528	118,699
Insurance-related assessments	32,329	29,315	25,428	22,244	19,071
Debt	—	—	—	—	25,780
Shareholders’ equity	453,981	446,968	416,814	381,222	349,437

(1)	Includes policy acquisition expenses and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
(2)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.
(3)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.
(4)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.
(5)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.
(6)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2016 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

Overview

AMERISAFE is a holding company that markets and underwrites workers’ compensation insurance through its insurance subsidiaries. Workers’ compensation insurance covers statutorily prescribed benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our business strategy is focused on providing this coverage to small to mid-sized employers engaged in hazardous industries, principally construction, trucking, manufacturing, agriculture and oil and gas. Employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. Hazardous industry employers also tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. We provide proactive safety reviews of employers’ workplaces. These safety reviews are a vital component of our underwriting process and also promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety or fraud concerns. We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting and safety, claims and audit services, provide us with the opportunity to earn attractive returns for our shareholders.

We actively market our insurance in 27 states through independent agencies, as well as through our wholly owned insurance agency subsidiary. We are also licensed in an additional 20 states, the District of Columbia and the U.S. Virgin Islands.

Two of the key financial measures that we use to evaluate our performance are return on average equity and growth in book value per share adjusted for dividends paid to shareholders. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity. Our return on average equity was 15.6% in 2015, 12.4% in 2014 and 10.9% in 2013. We calculate book value per share by dividing ending shareholders’ equity by the number of common shares outstanding. Our book value per share was $23.73 at December 31, 2015, $23.65 at December 31, 2014 and $22.41 at December 31, 2013. We paid cash dividends of $3.60 per share in 2015, $1.98 per share in 2014 and $0.32 per share in 2013.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in other lines of business that pay claims more quickly. From December 31, 2010 to December 31, 2015, our investment portfolio, including cash and cash equivalents, increased from $826.5 million to $1.1 billion and produced net investment income of $27.9 million in 2015, $27.2 million in 2014 and $27.0 million in 2013.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to protect us from the impact of large losses. Our reinsurance program for 2016 includes 19 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Our 2016 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to limitations, applicable deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant, subject to applicable deductibles, retentions and aggregate limits. In 2014, we raised our retention from $1.0 million to $2.0 million for each loss occurrence. Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance cover with an aggregate annual deductible of approximately $5.7 million and an aggregate limit of coverage of approximately $30.5 million for 2016. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

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

For example, for the five-year period ended December 31, 2015 we had recorded 49 severe claims, or an average of 10 severe claims per year for accident years 2011 through 2015. The number of severe claims reported in any one accident year as of December 31, 2015 ranged from a low of 6 in 2011 to a high of 13 in 2014. The average reported case severity for these claims ranged from $1.6 million for the 2011 accident year to $2.6 million for the 2014 accident year. For the five accident years, the case incurred for these severe claims accounted for an average of 6.4 percentage points of our overall loss and loss adjustment expense, or LAE, ratio, measured at December 31, 2015.

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

Substantial judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of unreported claims, length of time to achieve ultimate settlement of claims, utilization, inflation in medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which the changes occurred, with increases in our reserves resulting in decreases in our earnings. Additional information regarding our reserves for loss and loss adjustment expenses and the actuarial methods and other factors used in establishing these reserves can be found under the caption “Business—Loss Reserves” in Item 1 of this report.

Our gross reserves for loss and loss adjustment expenses at December 31, 2015, 2014 and 2013 were $718.0 million, $687.6 million and $614.6 million, respectively. As a percentage of gross reserves at year end, IBNR represented 22.2% in 2015, 22.4% in 2014 and 20.2% in 2013.

In 2015, we decreased our estimates for prior year loss reserves by $47.8 million. In 2014, we decreased our estimates for prior year loss reserves by $23.7 million. In 2013, we decreased our estimates for prior year loss reserves by $12.6 million.

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

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2015 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2015 and the other half in 2016. On a monthly basis, we also recognize net premiums earned from mandatory pooling arrangements.

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

Net Investment Income and Net Realized Gains and Losses on Investments. We invest our statutory surplus funds and the funds supporting our insurance liabilities in fixed maturity, equity securities and alternative investments. In addition, a portion of these funds are held in cash and cash equivalents to pay current claims. Our net investment income includes interest and dividends earned on our invested assets, amortization of premiums and discounts on our fixed-maturity securities and returns on our other investments. We assess the performance of our investment portfolio using a standard tax equivalent yield metric. Investment income that is tax-exempt is increased by our marginal federal tax rate of 35% to express yield on tax-exempt securities on the same basis as taxable securities. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of other-than-temporary impairment. We classify the majority of our fixed maturity securities as held-to-maturity. The remainder of our fixed-maturity securities are classified as available-for-sale, as are our equity securities and other investments. Net unrealized gains or losses on our securities classified as available-for-sale are reported separately within accumulated other comprehensive income on our balance sheet.

Fee and Other Income. We recognize commission income earned on policies issued by other carriers that are sold by our wholly owned insurance agency subsidiary as the related services are performed. We also recognize a small portion of interest income from mandatory pooling arrangements in which we participate.

Our expenses consist primarily of the following:

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses incurred represents our largest expense item and, for any given reporting period, includes estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending, and administering claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and loss adjustment expenses related to estimates of future claim payments based on case-by-case valuations and statistical analyses. We seek to establish all reserves at the most likely ultimate exposure based on our historical claims experience. It is typical for our more serious claims to take several years to settle and we revise our estimates as we receive additional information about the condition of the injured employees. Our ability to estimate loss and loss adjustment expenses accurately at the time of pricing our insurance policies is a critical factor in our profitability. Additional information regarding our reserves for loss and loss adjustment expenses and the actuarial methods and other factors used in establishing these reserves can be found under the caption “Business—Loss Reserves” in Item 1 of this report.

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

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 30 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

On a quarterly basis, we review our reserves for loss and loss adjustment expenses to determine whether adjustments are required. Any resulting adjustments are included in the results for the current period. In establishing our reserves, we do not use loss discounting, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income. Additional information regarding our reserves for loss and loss adjustment expenses and the actuarial methods and other factors used in establishing these reserves can be found under the caption “Business—Loss Reserves” in Item 1 of this report.

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

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Income Statement Data
Gross premiums written	$386,529	$393,819	$372,177
Ceded premiums written	(11,228)	(13,793)	(18,425)

Net premiums written	$375,301	$380,026	$353,752

Net premiums earned	$375,894	$375,747	$329,983
Net investment income	27,902	27,214	27,029
Net realized gains (losses) on investments	(2,494)	697	(1,211)
Loss on disposal of assets	(664)	—	(2)
Fee and other income	316	361	536

Total revenues	400,954	404,019	356,335

Loss and loss adjustment expenses incurred	214,573	244,916	228,973
Underwriting and certain other operating costs (1)	32,162	32,573	18,951
Commissions	27,509	27,872	25,303
Salaries and benefits	24,442	24,518	22,862
Interest expense	—	—	—
Policyholder dividends	1,301	391	1,042

Total expenses	299,987	330,270	297,131

Income before taxes	100,967	73,749	59,204
Income tax expense	30,505	20,083	15,567

Net income	$70,462	$53,666	$43,637

Selected Insurance Ratios
Current accident year loss ratio (2)	69.8%	71.5%	73.2%
Prior accident year loss ratio (3)	(12.7)%	(6.3)%	(3.8)%

Net loss ratio	57.1%	65.2%	69.4%
Net underwriting expense ratio (4)	22.4%	22.6%	20.3%
Net dividend ratio (5)	0.3%	0.1%	0.3%

Net combined ratio (6)	79.8%	87.9%	90.0%

	As of December 31,
	2015	2014	2013
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$69,481	$90,956	$123,077
Investments	1,045,152	1,016,333	878,775
Amounts recoverable from reinsurers	91,077	85,888	75,326
Premiums receivable, net	185,364	178,917	171,579
Deferred income taxes	29,905	31,231	33,645
Deferred policy acquisition costs	20,412	19,649	19,171
Total assets	1,502,045	1,457,220	1,329,001
Reserves for loss and loss adjustment expenses	718,033	687,602	614,557
Unearned premiums	167,983	168,576	164,296
Insurance-related assessments	32,329	29,315	25,428
Debt	—	—	—
Shareholders’ equity	453,981	446,968	416,814

(1)	Includes policy acquisition expenses, and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
(2)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.
(3)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.
(4)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.
(5)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.
(6)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.

Overview of Operating Results

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Gross Premiums Written. Gross premiums written for 2015 were $386.5 million, compared to $393.8 million for 2014, a decrease of 1.9%. The decrease was attributable to a $4.6 million decrease in premiums resulting from payroll audits and related premium adjustments, a $2.5 million decrease in annual premiums on voluntary policies written during the period, a $0.4 million decrease in direct assigned risk premiums, offset by a $0.3 million increase in premiums from mandatory pooling arrangements. Related premium adjustments in 2015 include a $2.4 million increase in “earned but unbilled”, or EBUB, premium.

Net Premiums Written. Net premiums written for 2015 were $375.3 million, compared to $380.0 million for 2014, a decrease of 1.2%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.9% for 2015 compared to 3.5% for 2014.

Net Premiums Earned. Net premiums earned for 2015 were $375.9 million, compared to $375.7 million for 2014, an immaterial increase.

Net Investment Income. Net investment income in 2015 was $27.9 million, an increase of 2.5% from the $27.2 million reported in 2014. The pre-tax investment yield on our investment portfolio was 2.5% per annum for 2015 and 2.6% for 2014. The tax-equivalent yield on our investment portfolio was 3.5% per annum for 2015, compared to 3.5% per annum for 2014. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate. Average invested assets, including cash and cash equivalents, increased 7.2%, from an average of $1,064.4 million for 2014 to an average of $1,140.7 million for 2015.

Net Realized Gains (Losses) on Investments. Net realized losses on investments in 2015 totaled $2.5 million, compared to a gain of $0.7 million in 2014. In 2015, net realized losses of $2.7 million resulted from an other-than-temporary impairment of four fixed maturity securities. These losses were partially offset by realized gains of $0.2 million on called fixed maturity securities and other sales of securities. In 2014, net realized gains of $0.9 million resulted from gains from called fixed maturity securities, the sale of equity securities and the sale of fixed maturity securities. These gains were partially offset by a realized loss of $0.2 million from an other-than-temporary impairment of a fixed maturity security.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $214.6 million for 2015, compared to $244.9 million for 2014, a decrease of $30.3 million, or 12.4%. The current accident year losses and LAE incurred were $262.4 million, or 69.8% of net premiums earned, compared to $268.6 million, or 71.5% of net premiums earned for 2014. We recorded favorable prior accident year development of $47.8 million in 2015, compared to $23.7 million in 2014. This is further discussed below in “Prior Year Development.” Our net loss ratio was 57.1% for 2015 and 65.2% for 2014.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2015 were $84.1 million, compared to $85.0 million for 2014, a decrease of 1.0%. This decrease was primarily due to a $1.5 million decrease in insurance related assessments, a $0.4 million decrease in commission expense, a $0.3 million decrease in bad debt expense offset by a $0.3 million increase in experience-rated commissions. Our underwriting expense ratio decreased to 22.4% in 2015 from 22.6% in 2014.

Income tax expense. Income tax expense for 2015 was $30.5 million, compared to $20.1 million for 2014. The increase was primarily attributable to an increase in pre-tax income, from $73.7 million for 2014 to $101.0 million for 2015. The effective tax rate also increased to 30.2% for 2015, compared to 27.2% for 2014. This increase is due to the changing mix of taxable income versus non-taxable income.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Gross Premiums Written. Gross premiums written for 2014 were $393.8 million, compared to $372.2 million for 2013, an increase of 5.8%. The increase was attributable to a $16.3 million increase in annual premiums on voluntary policies written during the period, a $1.3 million increase in premiums from mandatory pooling arrangements, a $0.8 million increase in direct assigned risk premiums and a $3.3 million increase in premiums resulting from payroll audits and related premium adjustments. Related premium adjustments in 2014 include a $0.9 million increase in EBUB premium.

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

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $47.8 million in calendar year 2015, $23.7 million in calendar year 2014 and $12.6 million in calendar year 2013. The table below sets forth the favorable or unfavorable development for accident years 2010 through 2014 and, collectively, all accident years prior to 2010.

	Favorable/(Unfavorable) Development for Year Ended December 31,
	2015	2014	2013
	(in millions)
2014	$—	$—	$—
2013	8.2	—	—
2012	19.2	9.3	0.5
2011	3.0	1.0	0.4
2010	5.8	6.9	2.3
Prior to 2010	11.6	6.5	9.4

Total net development	$47.8	$23.7	$12.6

The table below sets forth the number of open claims as of December 31, 2015, 2014 and 2013, and the numbers of claims reported and closed during the years then ended.

	Twelve Months Ended December 31,
	2015	2014	2013
Open claims at beginning of period	5,515	5,297	4,964
Claims reported	5,465	5,785	5,620
Claims closed	(5,680)	(5,567)	(5,287)

Open claims at end of period	5,300	5,515	5,297

At December 31, 2015, our incurred amounts for certain accident years, particularly 2012 and accident years prior to 2010, developed more favorably than management previously expected. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement. We believe the favorable loss development in 2015, 2014 and 2013 resulted primarily from an intensive claims management focus with the company actively seeking to settle claims, leading to favorable development.

The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of December 31, 2015, actual results for these accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. Additional information regarding our reserves for loss and loss adjustment expenses and the actuarial methods and other factors used in establishing these reserves can be found under the caption “Business—Loss Reserves” in Item 1 of this report.

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

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $189.7 million in 2015, $182.5 million in 2014 and $178.4 million in 2013. We fund claim payments out of cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio has increased from $826.5 million at December 31, 2010 to $1.1 billion at December 31, 2015.

As discussed above under “Overview,” we purchase reinsurance to protect us against severe claims and catastrophic events. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2016 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

Net cash provided by operating activities was $92.9 million in 2015, as compared to $140.7 million in 2014, and $129.2 million in 2013. Major components of cash provided by operating activities in 2015 were net premiums collected of $368.6 million and investment income collected of $44.3 million, offset in-part by claim payments of $190.1 million, $75.4 million of operating expenditures, $27.8 of an increase in amounts held by others, federal taxes paid of $26.1 million and dividends to policyholders paid of $0.5 million.

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

Net cash used in investing activities was $49.8 million in 2015, as compared to $141.3 million in 2014 and $97.2 million in 2013. In 2015, major components of net cash used in investing activities included investment purchases of $326.2 million and net purchases of furniture, fixtures and equipment of $1.0 million, offset by proceeds from sales and maturities of investment of investments of $277.3 million. In 2014, major components of net cash used in investing activities included investment purchases of $455.2 million and net purchases of furniture, fixtures and equipment of $1.0 million, offset by proceeds from sales and maturities of investments of $315.2 million. In 2013, major components of net cash used in investing activities included investment purchases of $355.6 million and net purchases of furniture, fixtures and equipment of $1.1 million, offset by proceeds from sales and maturities of investments of $259.8 million.

Net cash used in financing activities was $64.5 million in 2015, as compared to net cash used in financing activities of $31.6 million in 2014 and net cash used in financing activities of $1.5 million in 2013. Major components of cash used in financing activities in 2015 included $1.8 million of proceeds from the exercise of stock options and $2.2 million of tax benefit from share-based compensation, offset by cash used for dividends paid to shareholders of $68.6 million. Major components of cash provided in financing activities in 2014 included $2.7 million of proceeds from the exercise of stock options and $2.8 million of tax benefit from share-based compensation, offset by cash used for dividends paid to shareholders of $37.1 million. Major components of cash provided in financing activities in 2013 included $2.3 million of proceeds from the exercise of stock options and $2.0 million of tax benefit from share-based compensation, offset by cash used for dividends paid to shareholders of $5.9 million.

The Company has a line of credit agreement with Frost Bank, N.S. for borrowings up to a maximum of $20.0 million. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR and are unsecured. Under the agreement, the Company pays a fee of 0.25% on the unused portion of the loan in arrears quarterly, for a fee of $50,000 annually. At December 31, 2015, there were no outstanding borrowings. Unless renewed, the agreement will expire in December, 2016.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2011, 2012 2013, 2014 and 2015 the Board reauthorized this program. As of December 31, 2015, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $25.0 million available for future purchases at December 31, 2015 under this program. There were no share repurchases in 2015, 2014 or 2013. The purchases will continue to be effected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including American Interstate, Silver Oak Casualty and American Interstate of Texas. AMERISAFE’s primary assets are the capital stock of these insurance subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Based upon the prescribed calculation, the insurance subsidiaries could pay to AMERISAFE dividends of up to $57.1 million in 2016 without seeking regulatory approval. See “Business—Regulation—Dividend Limitations” in Item 1 of this report.

In 2014, the Company paid a quarterly cash dividend of $0.12 per share. In 2015, the Company paid a quarterly dividend of $0.15 share. In addition, the Company paid an extraordinary cash dividend of $3.00 in 2015 and two extraordinary cash dividends of $0.50 and $1.00 per share in 2014.

On February 23, 2016 the Company declared a regular quarterly cash dividend of $0.18 per share payable on March 28, 2016 to shareholders of record on March 14, 2016.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is expected to be $0.72 per share in 2016.

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

Under Nebraska and Texas law, as applicable, each of American Interstate, Silver Oak Casualty and American Interstate of Texas is required to invest only in securities that are either interest-bearing, interest-accruing or eligible for dividends, and must limit its investment in the securities of any single issuer, other than direct obligations of the United States, to five percent of the insurance company’s assets. As of December 31, 2015, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security.

As of December 31, 2015, our investment portfolio, including cash and cash equivalents, totaled $1.1 billion, an increase of 0.7% from December 31, 2014. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities. As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. The remainder of our fixed maturity securities and all of our equity securities are classified as available-for-sale and reported at fair value.

On January 1, 2008, we adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 19 of the financial statements, our securities available-for-sale are classified using Level 1, 2 and 3 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825, Financial Instruments, for any financial assets or financial liabilities in 2014 or 2015.

The composition of our investment portfolio, including cash and cash equivalents, as of December 31, 2015 is shown in the following table.

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$408,447	36.6%	3.1%
Corporate bonds	171,224	15.4%	1.7%
Commercial mortgage-backed securities	37,494	3.4%	4.7%
U.S. agency-based mortgage-backed securities	13,223	1.2%	5.0%
U.S. Treasury securities and obligations of U.S. Government agencies	12,487	1.1%	3.1%
Asset-backed securities	2,289	0.2%	3.8%

Total fixed maturity securities—held-to-maturity	645,164	57.9%	2.9%

Fixed maturity securities—available-for-sale:
State and political subdivisions	171,419	15.4%	3.3%
Corporate bonds	201,304	18.0%	1.9%
U.S. agency-based mortgage-backed securities	7,299	0.7%	2.8%

Total fixed maturity securities—available-for-sale	380,022	34.1%	2.6%

Equity securities	31	0.0%	0.0%
Other investments	12,217	1.1%	0.0%
Cash and cash equivalents	69,481	6.2%	0.1%
Short-term investments	7,718	0.7%	1.1%

Total Investments, including cash and cash equivalents	$1,114,633	100.0%	2.6%

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

The following table summarizes the fair value of, and the amount of, unrealized losses on our investment securities, segregated by the time period each security has been in a continuous unrealized loss position as of December 31, 2015 and 2014:

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2015:
Fixed maturity securities	$314,137	$(2,272)	$35,005	$(1,965)
Equity securities	—	—	—	—
December 31, 2014:
Fixed maturity securities	$260,769	$(1,069)	$19,766	$(3,089)
Equity securities	—	—	—	—

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

During 2015, the Company impaired securities totaling $2.7 million related to four fixed maturity securities. The impairment charge is included in “Net realized gains (losses) on investments” for 2015. We impaired the securities due to downgrades of the securities and the amounts of the accumulated unrealized losses.

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

The pre-tax investment yield on our investment portfolio was 2.5% per annum during the twelve months ended December 31, 2015, compared to 2.6% per annum during the same period in 2014.

Contractual Obligations and Commitments

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2015, the present value of these annuities was $95.7 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 16 to our consolidated financial statements in Item 8 of this report.

We lease equipment and office space under noncancelable operating leases. Future minimum lease payments at December 31, 2015, were as follows:

Year	Future Minimum Lease Payments
(in thousands)
2016	$152
2017	114
2018	68
2019	6

$340

Rental expense was $0.2 million in 2015, 2014 and 2013.

The table below provides information with respect to our contractual obligations as of December 31, 2015.

Contractual Obligations		Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Loss and loss adjustment expenses (1)	$718,033	$245,567	$303,010	$79,702	$89,754
Loss-based insurance assessments (2)	14,152	4,840	5,972	1,571	1,769
Capital lease obligations	67	39	28	—	—
Operating lease obligations	340	152	188	—	—
Purchase obligations	1,695	999	696	—	—

Total	$734,287	$251,597	$309,894	$81,273	$91,523

(1)	The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2015 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense process, see “Business—Loss Reserves” in Item 1 of this report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the amounts shown in the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors—Risks Related to Our Business—Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Item 1A of this report for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.
(2)	We are subject to various annual assessments imposed by certain of the states in which we write insurance policies. These assessments are generally based upon the amount of premiums written or losses paid during the applicable year. Assessments based on premiums are generally paid within one year after the calendar year in which the policies are written, while assessments based on losses are generally paid within one year after calendar year in which the loss is paid. When we establish a reserve for loss and loss adjustment expenses for a reported claim, we accrue our obligation to pay any applicable assessments. If settlement of the claim is to be paid out over more than one year, our obligation to pay any related loss-based assessments extends for the same period of time. Because our reserves for loss and loss adjustment expenses are based on estimates, our accruals for loss-based insurance assessments are also based on estimates. Actual payments of loss and loss adjustment expenses may differ, perhaps materially, from our reserves. Accordingly, our actual loss-based insurance assessments may vary, perhaps materially, from our accruals.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. As of December 31, 2015, we had fixed maturity securities with a fair value of $1,042.3 million and a carrying value of $1,025.2 million. These securities are all subject to interest rate risk, but because we classify the majority of our fixed maturity securities as held-to-maturity, changes in fair values have a small effect on the carrying value of our portfolio. We manage our exposure to interest rate risk with respect to these securities by investing in a portfolio of securities with moderate effective duration. At December 31, 2015, the effective duration of the total investment portfolio, including cash and short term investments, was 2.9 years. Given the current low interest rate environment, the risk to the portfolio from higher rates exceeds the potential benefit to the portfolio from lower rates. Should we experience a large rise in interest rates, the effect on the carrying value of our portfolio could be substantial.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2015 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$977,275	$(65,024)	$997,971	$(27,215)	(6.0)%
100 basis point increase	1,011,173	(31,126)	1,012,482	(12,705)	(2.8)%
No change	1,042,298	—	1,025,186	—	—
100 basis point decrease	1,070,779	28,480	1,035,975	10,788	2.4%
200 basis point decrease	1,097,958	55,659	1,045,386	20,200	4.4%

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and shareholders’ equity. In order to minimize our exposure to equity price risk, we independently monitor the financial condition of our equity securities, and diversify our investments. In addition, we limit the percentage of equity securities held in our investment portfolio to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity. As of December 31, 2015, the equity securities in our investment portfolio had a fair value of $0.03 million, representing less than 0.1% of shareholders’ equity on that date. As of December 31, 2015, the company held an investment in a limited partnership hedge fund with a fair value of $12.2 million, representing 2.7% of shareholders’ equity on that date. See “Business—Investments” in Item 1 of this report.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and shareholders of AMERISAFE, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also include the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERISAFE, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMERISAFE, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
February 26, 2016

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2015	2014
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $662,276 and $664,371 in 2015 and 2014, respectively)	$645,164	$639,631
Fixed maturity securities—available-for-sale, at fair value (cost $376,109 and $327,004 in 2015 and 2014, respectively)	$380,022	$331,242
Equity securities—available-for-sale, at fair value (cost $0 in 2015 and 2014)	31	28
Short-term investments	7,718	33,684
Other investments	12,217	11,748

Total investments	1,045,152	1,016,333
Cash and cash equivalents	69,481	90,956
Amounts recoverable from reinsurers	91,077	85,888
Premiums receivable, net of allowance	185,364	178,917
Deferred income taxes	29,905	31,231
Accrued interest receivable	11,685	11,637
Property and equipment, net	6,181	7,240
Deferred policy acquisition costs	20,412	19,649
Federal income tax recoverable	—	1,082
Other assets	42,788	14,287

Total assets	$1,502,045	$1,457,220

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$718,033	$687,602
Unearned premiums	167,983	168,576
Reinsurance premiums payable	154	843
Amounts held for others	49,790	42,827
Policyholder deposits	48,380	48,722
Insurance-related assessments	32,329	29,315
Federal income tax payable	911	—
Accounts payable and other liabilities	30,484	30,110
Payable for investments purchased	—	2,257

Total liabilities	1,048,064	1,010,252

Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2015 and 2014, 20,388,396 and 20,155,936 shares issued and 19,130,146 and 18,897,686 shares outstanding in 2015 and 2014, respectively	203	201
Additional paid-in capital	204,688	199,138
Treasury stock at cost (1,258,250 shares in 2015 and 2014)	(22,370)	(22,370)
Accumulated earnings	268,873	267,189
Accumulated other comprehensive income, net	2,587	2,810

Total shareholders’ equity	453,981	446,968

Total liabilities and shareholders’ equity	$1,502,045	$1,457,220

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Premiums earned	$375,894	$375,747	$329,983
Net investment income	27,902	27,214	27,029
Net realized gains (losses) on investments	(2,494)	697	(1,211)
Loss on disposal of assets	(664)	—	(2)
Fee and other income	316	361	536

Total revenues	400,954	404,019	356,335
Expenses
Loss and loss adjustment expenses incurred	214,573	244,916	228,973
Underwriting and certain other operating costs	32,162	32,573	18,951
Commissions	27,509	27,872	25,303
Salaries and benefits	24,442	24,518	22,862
Policyholder dividends	1,301	391	1,042

Total expenses	299,987	330,270	297,131

Income before income taxes	100,967	73,749	59,204
Income tax expense	30,505	20,083	15,567

Net income	70,462	53,666	43,637

Net income available to common shareholders	$70,462	$53,666	$43,495

Earnings per share
Basic	$3.72	$2.88	$2.37

Diluted	$3.69	$2.84	$2.32

Shares used in computing earnings per share
Basic	18,941,077	18,646,128	18,373,033

Diluted	19,119,186	18,928,504	18,748,809

Extraordinary cash dividends declared per common share	$3.00	$1.50	$—

Cash dividends declared per common share	$0.60	$0.48	$0.32

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$70,462	$53,666	$43,637
Other comprehensive income:
Unrealized gain (loss) on securities, net of tax	(223)	7,105	(7,274)

Comprehensive income	$70,239	$60,771	$36,363

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amounts
Balance at December 31, 2012	19,513,476	$195	(1,258,250)	$(22,370)	$187,401	$213,017	$2,979	$381,222
Comprehensive income:
Net income	—	—	—	—	—	43,637	—	43,637
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(7,274)	(7,274)

Comprehensive income	—	—	—	—	—	—	—	36,363
Common stock issued upon exercise of options	256,300	3	—	—	2,341	—	—	2,344
Restricted common stock issued	85,654	—	—	—	557	—	—	557
Share-based compensation	—	—	—	—	214	—	—	214
Tax benefit from share-based payments	—	—	—	—	2,024	—	—	2,024
Dividends to shareholders	—	—	—	—	—	(5,910)	—	(5,910)

Balance at December 31, 2013	19,855,430	$198	(1,258,250)	$(22,370)	$192,537	$250,744	$(4,295)	$416,814

Comprehensive income:
Net income	—	—	—	—	—	53,666	—	53,666
Other comprehensive income:
Change in unrealized losses, net of tax	—	—	—	—	—	—	7,105	7,105

Comprehensive income	—	—	—	—	—	—	—	60,771
Common stock issued upon exercise of options	294,165	3	—	—	2,671	—	—	2,674
Restricted common stock issued	6,341	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,089	—	—	1,089
Tax benefit from share-based payments	—	—	—	—	2,841	—	—	2,841
Dividends to shareholders	—	—	—	—	—	(37,221)	—	(37,221)

Balance at December 31, 2014	20,155,936	$201	(1,258,250)	$(22,370)	$199,138	$267,189	$2,810	$446,968

Comprehensive income:
Net income	—	—	—	—	—	70,462	—	70,462
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(223)	(223)

Comprehensive income	—	—	—	—	—	—	—	70,239
Common stock issued upon exercise of options	193,204	2	—	—	1,842	—	—	1,844
Restricted common stock issued	39,256	—	—	—	502	—	—	502
Share-based compensation	—	—	—	—	1,003	—	—	1,003
Tax benefit from share-based payments	—	—	—	—	2,203	—	—	2,203
Dividends to shareholders	—	—	—	—	—	(68,778)	—	(68,778)

Balance at December 31, 2015	20,388,396	$203	(1,258,250)	$(22,370)	$204,688	$268,873	$2,587	$453,981

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$70,462	$53,666	$43,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,348	1,298	1,300
Net amortization of investments	16,424	15,243	13,350
Deferred income taxes	1,446	(1,412)	(207)
Net realized (gains) losses on investments	2,494	(697)	1,211
Net realized losses on disposal of assets	664	—	2
Share-based compensation	1,223	1,519	1,409
Changes in operating assets and liabilities:
Premiums receivable, net	(6,447)	(7,338)	(29,629)
Accrued interest receivable	(48)	(395)	(850)
Deferred policy acquisition costs	(763)	(478)	(752)
Amounts held by others	(27,847)	(1,082)	(5)
Other assets	(1,042)	(4,306)	1,566
Reserves for loss and loss adjustment expenses	30,431	73,045	44,107
Unearned premiums	(593)	4,280	23,768
Reinsurance balances	(5,878)	(10,326)	26,177
Amounts held for others and policyholder deposits	6,621	11,190	238
Accounts payable and other liabilities	4,364	6,477	3,837

Net cash provided by operating activities	92,859	140,684	129,159
Investing activities
Purchases of investments held-to-maturity	(178,010)	(223,028)	(78,144)
Purchases of investments available-for-sale	(135,915)	(149,956)	(135,798)
Purchases of short-term investments	(12,246)	(79,957)	(131,981)
Purchases of other invested assets	—	—	(10,000)
Proceeds from maturities of investments held-to-maturity	160,834	112,100	117,770
Proceeds from sales and maturities of investments available-for-sale	78,637	72,535	29,099
Proceeds from sales and maturities of short-term investments	37,833	128,043	112,978
Purchases of property and equipment	(953)	(989)	(1,140)

Net cash used in investing activities	(49,820)	(141,252)	(97,216)
Financing activities
Proceeds from stock option exercises	1,844	2,674	2,344
Tax benefit from share-based payments	2,203	2,841	2,024
Dividends to shareholders	(68,561)	(37,068)	(5,910)

Net cash used in financing activities	(64,514)	(31,553)	(1,542)

Change in cash and cash equivalents	(21,475)	(32,121)	30,401
Cash and cash equivalents at beginning of year	90,956	123,077	92,676

Cash and cash equivalents at end of year	$69,481	$90,956	$123,077

Supplemental disclosure of cash flow information
Income taxes paid	$23,851	$19,926	$12,512

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

1.	Summary of Significant Accounting Policies

Organization

AMERISAFE, Inc. is an insurance holding company incorporated in the state of Texas. The accompanying consolidated financial statements include the accounts of AMERISAFE and its subsidiaries: American Interstate Insurance Company (“AIIC”) and its insurance subsidiaries, Silver Oak Casualty, Inc. (“SOCI”) and American Interstate Insurance Company of Texas (“AIICTX”), Amerisafe Risk Services, Inc. (“RISK”) and Amerisafe General Agency, Inc. (“AGAI”). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Nebraska. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. RISK, a wholly owned subsidiary of the Company, is a claims and safety service company currently servicing only affiliated insurance companies. AGAI, a wholly owned subsidiary of the Company, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers. The assets and operations of AGAI are not significant to that of the Company and its consolidated subsidiaries.

The terms “AMERISAFE,” the “Company,” “we,” “us” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, manufacturing, agriculture and oil and gas. Assets and revenues of AIIC represent at least 95% of comparable consolidated amounts of the Company for each of 2015, 2014 and 2013.

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

December 31, 2015

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

Cash and Cash Equivalents

Cash equivalents include short-term money market funds and corporate bonds with an original maturity of 90 days or less.

Short-Term Investments

Short-term investments include municipal securities, corporate bonds and certificates of deposit with an original maturity greater than three months but less than one year.

Other Investments

Other investments consist of a limited partnership (“LP”) interest that is accounted for under the equity method valued using the net asset value provided by the general partner of the LP, which approximates the fair value of the interest. The LP’s objective is to generate absolute returns by investing long and short in publicly-traded global securities. Redemptions are allowed monthly following a 60 day notice with no lock up periods. The Company has no unfunded commitments related to the LP.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Deferred Policy Acquisition Costs

The direct costs of successfully acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2015, 2014 or 2013.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Experience-rated commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. These commission revenues on reinsurance contracts are recognized during the related reinsurance treaty period and are based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and certain other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations. Experience-rated commissions had an impact of $0.3 million on underwriting and certain other operating costs in 2015 compared to no impact in 2014 and $(9.3) million in 2013.

Fee and Other Income

The Company recognizes income related to commissions earned by AGAI as the related services are performed.

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and certain other operating costs in the consolidated statements of income. Total advertising expenses incurred were $0.7 million in 2015, $0.5 million in 2014 and $0.5 million in 2013.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Insurance-Related Assessments

Insurance-related assessments are accrued in the period in which they have been incurred. The Company is subject to a variety of assessments related to insurance commerce, including those by state guaranty funds and workers’ compensation second-injury funds. State guaranty fund assessments are used by state insurance oversight agencies to cover losses of policyholders of insolvent or rehabilitated insurance companies and for the operating expenses of such agencies. The Company has a premium tax benefit accrued of $3.8 million and $4.0 million as of December 31, 2015 and 2014, respectively, for mandatory assessments that may be recovered through a reduction in future premium taxes in certain states. Assessments based on premiums are generally paid one year after the calendar year in which the premium is written, while assessments based on losses are generally paid within one year of the calendar year in which the loss is paid.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Short-term investments held at December 31, 2015 include $7.7 million of corporate bonds. Short-term investments held at December 31, 2014 include $32.7 million of corporate bonds and certificates of deposit of $1.0 million. All certificates of deposit are fully insured by the Federal Deposit Insurance Corporation.

Amerisafe holds an investment in a limited partnership hedge fund accounted for under the equity method. The carrying value of this investment is $12.2 million at December 31, 2015.

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at December 31, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$408,447	$15,352	$(45)	$423,754
Corporate bonds	171,224	159	(810)	170,573
Commercial mortgage-backed securities	37,494	204	(15)	37,683
U.S. agency-based mortgage-backed securities	13,223	1,249	(1)	14,471
U.S. Treasury securities and obligations of U.S. government agencies	12,487	897	(4)	13,380
Asset-backed securities	2,289	202	(76)	2,415

Totals	$645,164	$18,063	$(951)	$662,276

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at December 31, 2015 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$164,684	$6,942	$(207)	$171,419
Corporate bonds	202,537	253	(1,486)	201,304
U.S. agency-based mortgage-backed securities	8,888	4	(1,593)	7,299

Total fixed maturity	376,109	7,199	(3,286)	380,022
Other investments	10,000	2,217	—	12,217
Equity securities	—	31	—	31

Totals	$386,109	$9,447	$(3,286)	$392,270

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at December 31, 2015, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$112,187	$112,830
After one year through five years	299,100	306,633
After five years through ten years	109,901	114,362
After ten years	70,970	73,882
U.S. agency-based mortgage-backed securities	13,223	14,471
Commercial mortgage-backed securities	37,494	37,683
Asset-backed securities	2,289	2,415

Totals	$645,164	$662,276

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at December 31, 2015, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$32,687	$32,724
After one year through five years	206,409	206,375
After five years through ten years	19,394	19,585
After ten years	108,731	114,039
U.S. agency-based mortgage-backed securities	8,888	7,299

Totals	$376,109	$380,022

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

At December 31, 2015, there were $20.3 million of held-to-maturity investments and $1.5 million of cash on deposit with regulatory agencies of states in which the Company does business.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2015, 2014 and 2013 is as follows:

	Fixed Maturity Securities Available for Sale	Equity Securities	Other	Total
	(in thousands)
Year ended December 31, 2015
Proceeds from sales	$4,432	$—	$—	$4,432

Gross realized investment gains	$177	$—	$—	$177
Gross realized investment (losses)	(162)	—	—	(162)

Net realized investment gains	15	—	—	15
Impairments	(2,653)	—	—	(2,653)
Other, including gains on calls and redemptions	102	—	42	144

Net realized gains (losses) on investments	$(2,536)	$—	$42	$(2,494)

Year ended December 31, 2014
Proceeds from sales	$768	$9,780	$—	$10,548

Gross realized investment gains	$1	$749	$—	$750
Gross realized investment (losses)	—	(451)	—	(451)

Net realized investment gains	1	298	—	299
Impairments	(222)	—	—	(222)
Other, including gains on calls and redemptions	244	—	376	620

Net realized gains on investments	$23	$298	$376	$697

Year ended December 31, 2013
Proceeds from sales	$2,090	$8,900	$—	$10,990

Gross realized investment gains	$90	$1,264	$—	$1,354
Gross realized investment (losses)	—	(471)	—	(471)

Net realized investment gains	90	793	—	883
Impairments	—	(2,229)	—	(2,229)
Other, including gains on calls and redemptions	38	—	97	135

Net realized gains (losses) on investments	$128	$(1,436)	$97	$(1,211)

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Gross investment income:
Fixed maturity securities	$28,498	$26,622	$26,422
Short-term investments and cash and cash equivalents	149	426	634
Equity securities	—	232	543
Other investments	763	1,611	803

Total gross investment income	29,410	28,891	28,402
Investment expenses	(1,508)	(1,677)	(1,373)

Net investment income	$27,902	$27,214	$27,029

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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
	(in thousands)
December 31, 2015
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$128,436	$687	$18,139	$123	$146,575	$810
States and political subdivisions	24,068	45	—	—	24,068	45
U.S. Treasury securities and obligations of U.S. Government agencies	2,980	4	—	—	2,980	4
U.S. agency-based mortgage-backed securities	18	—	28	1	46	1
Asset-backed securities	—	—	1,389	76	1,389	76
Commercial mortgage-backed securities	9,784	15	—	—	9,784	15

Total held-to-maturity securities	165,286	751	19,556	200	184,842	951

Available-for Sale
Fixed maturity securities:
Corporate bonds	$141,857	$1,475	$4,216	$11	$146,073	$1,486
States and political subdivisions	6,560	9	4,439	198	10,999	207
U.S. agency-based mortgage-backed securities	434	37	6,794	1,556	7,228	1,593

Total available-for-sale securities	148,851	1,521	15,449	1,765	164,300	3,286

Total	$314,137	$2,272	$35,005	$1,965	$349,142	$4,237

December 31, 2014
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$129,788	$520	$—	$—	$129,788	$520
States and political subdivisions	16,896	58	—	—	16,896	58
U.S. Treasury securities and obligations of U.S. Government agencies	3,385	2	—	—	3,385	2
U.S. agency-based mortgage-backed securities	78	2	—	—	78	2
Asset-backed securities	—	—	1,662	82	1,662	82

Total held-to-maturity securities	150,147	582	1,662	82	151,809	664

Available-for Sale
Fixed maturity securities:
Corporate bonds	$106,185	$470	$—	$—	$106,185	$470
States and political subdivisions	3,810	6	10,347	1,666	14,157	1,672
U.S. agency-based mortgage-backed securities	627	11	7,757	1,341	8,384	1,352

Total available-for-sale securities	110,622	487	18,104	3,007	128,726	3,494

Total	$260,769	$1,069	$19,766	$3,089	$280,535	$4,158

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

At December 31, 2015, the Company held 198 individual fixed maturity securities that were in an unrealized loss position, of which 29 were in a continuous unrealized loss position for longer than 12 months.

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

In 2015, the Company impaired four fixed maturity securities in the amount of $2.7 million. The impairment charge is included in “Net realized gains (losses) on investments” for 2015. We impaired the securities due to a downgrade of the securities and the amount of the accumulated unrealized loss.

3.	Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for doubtful accounts. The components of premiums receivable are shown below:

	December 31,
	2015	2014
	(in thousands)
Premiums receivable	$190,216	$184,128
Allowance for doubtful accounts	(4,852)	(5,211)

Premiums receivable, net	$185,364	$178,917

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The following summarizes the activity in the allowance for doubtful accounts:

	December 31,
	2015	2014	2013
	(in thousands)
Balance, beginning of year	$5,211	$5,458	$6,424
Provision for bad debts (1)	806	673	52
Write-offs	(1,165)	(920)	(1,018)

Balance, end of year	$4,852	$5,211	$5,458

(1)	Includes a one-time adjustment of $1.7 million in 2013 as a result of a change in accounting estimate of uncollectible accounts based on historical experience.

Included in premiums receivable at December 31, 2015, 2014 and 2013 is the Company’s estimate for EBUB premium of $7.6 million, $5.2 million and $4.3 million, respectively.

4.	Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs that are incremental and directly related to the successful acquisition of new or the renewal of existing insurance contracts. We defer incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract.

We also defer a portion of employee total compensation costs directly related to time spent performing specific acquisition or renewal activities.

These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2015	2014
	(in thousands)
Agents’ commissions	$15,997	$15,351
Premium taxes	3,121	3,100
Deferred underwriting expenses	1,294	1,198

Total deferred policy acquisition costs	$20,412	$19,649

The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Balance, beginning of year	$19,649	$19,171	$18,419
Policy acquisition costs deferred	45,604	44,295	41,278
Amortization expense during the year	(44,841)	(43,817)	(40,526)

Balance, end of year	$20,412	$19,649	$19,171

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2015	2014
	(in thousands)
Land and office building	$7,069	$7,758
Furniture and equipment	6,227	6,593
Software	6,277	9,875
Automobiles	74	73

	19,647	24,299
Accumulated depreciation	(13,466)	(17,059)

Property and equipment, net	$6,181	$7,240

Furniture and equipment included property held under capital leases of $0.1 million at December 31, 2015. Accumulated depreciation includes $97,000 that is related to these properties at December 31, 2015. Furniture and equipment included property held under capital leases of $0.1 million at December 31, 2014. Accumulated depreciation includes $49,000 that is related to these properties at December 31, 2014. The capital lease obligations related to these properties are included in accounts payable and other liabilities. The Company had no capital lease obligations at December 31, 2013.

Future minimum lease payments related to the capital lease obligations are detailed below (in thousands):

2016	$39
2017	28

Present value of net minimum lease payments	$67

The company made a partial disposition election under tax regulations to write-off capitalized amounts for book and tax purposes of certain fixed assets and deductible repairs in the amount of $0.6 million in 2015 and this amount is included in “Loss on disposal of assets.”

6.	Reinsurance

The Company cedes certain premiums and losses to various reinsurers under quota share and excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2015, 2014 and 2013 was as follows:

	2015 Premiums		2014 Premiums		2013 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Gross	$386,529	$387,122	$393,819	$389,540	$372,177	$348,408
Ceded	(11,228)	(11,228)	(13,793)	(13,793)	(18,425)	(18,425)

Net premiums	$375,301	$375,894	$380,026	$375,747	$353,752	$329,983

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2015	2014
	(in thousands)
Unpaid losses recoverable:
Case basis	$37,207	$34,196
Incurred but not reported	27,651	25,138
Paid losses recoverable	414	424
Experience-rated commissions recoverable	25,805	26,130

Total	$91,077	$85,888

Amounts recoverable from reinsurers consists of ceded case reserves, ceded incurred but not reported (“IBNR”) reserves, paid losses recoverable and experience-rated commissions recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2015, there were no paid losses recoverable past due. Experience-rated commissions recoverable represents earned commission from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers.

In 2013, the Company returned previous recoveries of $2.3 million due to a single closed claim. Excluding this impact, the Company received reinsurance recoveries of $1.0 million in 2015, $1.5 million in 2014 and $2.1 million in 2013.

At December 31, 2015, unsecured reinsurance recoverables from reinsurers that exceeded 1.5% of statutory surplus of the Company’s insurance subsidiary are shown below (in thousands). The A.M. Best Company rating for the reinsurer is shown parenthetically.

Hannover Reinsurance (Ireland) Limited (A+)	$35,530
Odyssey America Reinsurance Corporation (A)	12,127
Minnesota Workers’ Compensation Reinsurance Association (NR)	9,034
Tokio Millenium Reinsurance Limited (A++)	7,294
Clearwater Insurance Company (bbb)	5,610
Other reinsurers	21,482

Total reinsurance recoverables	91,077
Letters of credit and funds held	(53,572)

Total unsecured reinsurance recoverables	$37,505

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

7.	Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$15,415	$17,952
Unearned premiums	14,839	14,788
Accrued expenses and other	3,904	4,306
State income tax	488	591
Accrued policyholder dividends	719	438
Impaired securities	238	80
Capital loss carryforward	715	—
Accrued insurance-related assessments	4,953	4,804

Total deferred tax assets	41,271	42,959
Deferred income tax liabilities:
Deferred policy acquisition costs	(9,012)	(8,815)
Unrealized gain (loss) on securities available-for-sale	(1,393)	(1,513)
Property and equipment and other	(696)	(331)
Salvage and subrogation	(265)	(289)
Guaranty fund related items	—	(780)

Total deferred income tax liabilities	(11,366)	(11,728)

Net deferred income taxes	$29,905	$31,231

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$28,047	$20,811	$15,270
State	1,012	684	504

	29,059	21,495	15,774
Deferred:
Federal	1,343	(821)	(207)
State	103	(591)	—

	1,446	(1,412)	(207)

Total	$30,505	$20,083	$15,567

In 2013, 2014 and 2015, the Company made no adjustment to the valuation allowance. As of December 31, 2015, there is no valuation allowance.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Income tax computed at federal statutory tax rate	$35,338	$25,812	$20,721
Tax-exempt interest, net	(5,630)	(5,620)	(5,458)
State income tax	762	(146)	504
Dividends received deduction	(19)	(60)	(113)
Other	54	97	(87)

	$30,505	$20,083	$15,567

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2015, 2014 and 2013.

Tax years 2012 through 2015 are subject to examination by the federal and state taxing authorities. Tax year 2011 is currently being examined by the state of Illinois.

8.	Line of Credit

In 2013, the Company entered into an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank, NA. The agreement expires in December 2016. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR. Under the agreement, the Company will pay a fee of 0.25% on the unused portion of the loan in arrears quarterly for a fee of $50,000 annually, assuming the line of credit is not used during the calendar year. The line of credit is unsecured. No borrowings or letters of credit were outstanding under the line of credit arrangement at December 31, 2015 or 2014.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

9.	Loss and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Balance, beginning of period	$687,602	$614,557	$570,450
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	59,334	48,699	55,190

Net balance, beginning of period	628,268	565,858	515,260
Add incurred related to:
Current accident year	262,387	268,633	241,584
Prior accident years	(47,814)	(23,717)	(12,611)

Total incurred	214,573	244,916	228,973
Less paid related to:
Current accident year	53,955	52,848	51,169
Prior accident years	135,711	129,658	127,206

Total paid	189,666	182,506	178,375

Net balance, end of period	653,175	628,268	565,858
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	64,858	59,334	48,699

Balance, end of period	$718,033	$687,602	$614,557

The foregoing reconciliation reflects favorable development of the net reserves at December 31, 2015, 2014, and 2013. The favorable development reduced loss and loss adjustment expense incurred by $47.8 million in 2015 driven primarily by accident years 2012, 2013 and 2008 of $19.2 million, $8.2 million and $7.2 million, respectively. In 2014 and 2013, the Company recorded favorable development of $23.7 million and $12.6 million, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The following table details our exposures to various asbestos related claims:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Reserves for loss and LAE at beginning of year	$819	$219	$167
Incurred losses and LAE during the current year	444	882	53
Loss and LAE payments	(305)	(282)	(1)

Reserves for loss and LAE at end of year	$958	$819	$219

The Company has historically written general liability coverages that are reported in other liability lines of business. These coverages may be associated with the property and casualty industry’s exposure to environmental claims. However, the Company has not been notified by any insured for which exposure exists due to these types of claims. Company management believes potential exposure to environmental claims to be remote. Therefore, the Company has no loss or loss adjustment expense reserves for such liabilities.

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

10.	Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholders’ capital and surplus at December 31, 2015, 2014 and 2013 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2015, were as follows (in thousands):

	2015	2014	2013
Capital and surplus	$371,365	$377,742	$354,293
Net income	71,937	50,205	44,751
Net realized gains (losses) on investments	(3,131)	693	(1,214)

Property and casualty insurance companies are subject to certain risk-based capital (“RBC”) requirements specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2015, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirement.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the lesser of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Nebraska Director of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. AIIC paid $50.0 million in dividends to the Company in 2015, $25.0 million in 2014 and $15.0 million in 2013. Based upon the dividend limitation described above, AIIC could pay to the Company dividends of up to $57.1 million in 2016 without seeking regulatory approval.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

11.	Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. At December 31, 2015, there were 20,388,396 shares of common stock issued and 19,130,146 shares outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 2015, there were no shares of preferred stock outstanding.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The following table summarizes information about the stock options outstanding under the 2005 Incentive Plan at December 31, 2013, 2014 and 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2013	832,548	10.51	4.6
Granted	—	—	—
Exercised	(256,300)	9.00	—
Canceled, forfeited, or expired	—	—	—

Outstanding at December 31, 2013	576,248	11.12	3.8

Exercisable at December 31, 2013	557,448	10.91	3.7

Outstanding at January 1, 2014	576,248	11.12	3.8
Granted	—	—	—
Exercised	(294,165)	9.09	—
Canceled, forfeited, or expired	—	—	—

Outstanding at December 31, 2014	282,083	11.30	3.6

Exercisable at December 31, 2014	282,083	11.30	3.6

Outstanding at January 1, 2015	282,083	11.30	3.6
Granted	—	—	—
Exercised	(193,204)	9.55	—
Canceled, forfeited, or expired	—	—	—

Outstanding at December 31, 2015	88,879	12.10	4.3

Exercisable at December 31, 2015	88,879	12.10	4.3

	2015	2014	2013
	(in thousands)
Cash received from option exercises	$1,844	$2,674	$2,344
Total tax benefits realized for tax deductions from options exercised	2,109	2,797	2,002
Total intrinsic value of options exercised	6,969	9,145	6,654
Grant date fair value of options vested	—	144	226
Aggregate intrinsic value of vested options outstanding	3,448	8,763	17,467

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The following table summarizes information about the restricted stock outstanding under the 2005 Incentive Plan at December 31, 2015:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2013	8,000	27.47
Granted	—	—
Vested	(1,600)	27.47
Forfeited	—	—

Nonvested balance at December 31, 2013	6,400	27.47

Granted	—	—
Vested	(800)	27.35
Forfeited	(3,200)	27.59

Nonvested balance at December 31, 2014	2,400	27.35

Granted	—	—
Vested	(800)	27.35
Forfeited	—	—

Nonvested balance at December 31, 2015	1,600	27.35

The Company recognized compensation expense of $0.1 million in 2015 and $0.3 million in 2014 and 2013, related to awards made under the 2005 Incentive Plan. Total tax benefits realized for tax deductions from vesting of restricted stock in 2015 and 2014 were $81,000 and $38,000, respectively.

2010 Restricted Stock Plan

In 2010, the Company’s shareholders approved an amendment to the AMERISAFE Non-Employee Director Restricted Stock Plan (the “2010 Restricted Stock Plan”). The Plan is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the 2010 Restricted Stock Plan is 100,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2015, there were 26,074 shares of common stock available for future awards under the 2010 Restricted Stock Plan.

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

The Board approved an amendment to increase the restricted stock award from $30,000 to $45,000, effective with the grants to be awarded at the annual meeting in 2015 with $15,000 of that grant subject to shareholder approval at the annual meeting of shareholders to be held in 2016.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

As of December 31, 2015, there were 7,112 shares of restricted stock outstanding under the 2010 Restricted Stock Plan, all of which will vest on the date of the annual meeting of shareholders in 2016.

The following table summarizes information about the restricted stock outstanding under the 2010 Restricted Stock Plan at December 31, 2015:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2012	7,833	26.79
Granted	5,376	33.47
Vested	(7,833)	26.79
Forfeited	—	—

Nonvested balance at December 31, 2013	5,376	33.47

Granted	5,229	37.27
Vested	(5,376)	33.47
Forfeited	—	—

Nonvested balance at December 31, 2014	5,229	37.27

Granted	7,112	44.26
Vested	(5,229)	37.27
Forfeited	—	—

Nonvested balance at December 31, 2015	7,112	44.26

The Company recognized compensation expense of $0.3 million in 2015, and $0.2 million in 2014 and 2013 related to the 2010 Restricted Stock Plan. Total tax benefits realized for tax deductions from vesting of restricted stock in 2015, 2014 and 2013 were $13,000, $7,000 and $18,000, respectively.

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

In 2015, 50,461 shares of restricted stock were granted under the 2012 Incentive Plan, which will vest through 2020. In 2014, 4,312 shares of restricted stock were granted under the 2012 Incentive Plan, which will vest through 2017. At December 31, 2015, there were 380,935 shares of common stock available for future awards under the 2012 Incentive Plan.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The following table summarizes information about the restricted stock outstanding under the 2012 Incentive Plan at December 31, 2015:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2013	2,331	26.79
Granted	80,278	34.14
Vested	—	—
Forfeited	—	—

Nonvested balance at December 31, 2013	82,609	33.93

Granted	4,312	43.83
Vested	(14,000)	33.58
Forfeited	—	—

Nonvested balance at December 31, 2014	72,921	34.59

Granted	50,461	45.80
Vested	(27,537)	37.27
Forfeited	(18,317)	35.48

Nonvested balance at December 31, 2015	77,528	40.57

The Company recognized compensation expense of $0.6 million, $0.6 million and $0.3 million in 2015, 2014 and 2013, respectively, related to share-based grants. The Company recognized compensation expense of $0.2 million, $0.4 million and $0.6 million in 2015, 2014 and 2013, respectively, related to long-term incentive awards under the 2012 Incentive Plan. The long-term incentive award is a liability award.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

The calculation of basic and diluted EPS for the years ended December 31, 2015, 2014 and 2013 are presented below.

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands, except earnings per share amounts)
Basic EPS:
Net income, as reported	$70,462	$53,666	$43,637
Less allocated income to participating securities	—	—	142

Net income available to common shareholders – basic	$70,462	$53,666	$43,495

Basic weighted-average common shares	18,941	18,646	18,373
Basic earnings per share	$3.72	$2.88	$2.37

Diluted EPS:
Net income available to common shareholders—diluted	$70,462	$53,666	$43,495

Diluted weighted average common shares:
Weighted average common shares	18,941	18,646	18,373
Stock options and performance shares	178	282	376

Diluted weighted average common shares	19,119	18,928	18,749
Diluted earnings per common share	$3.69	$2.84	$2.32

The table below sets forth the reconciliation of the weighted average shares used for the basic and diluted EPS calculation. Under the two-class method, unvested stock options, and out-of-money vested stock options are not considered to be participating securities.

	Years Ended
	2015	2014	2013
Basic weighted average common shares	18,941,077	18,646,128	18,373,033
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	178,109	282,376	375,776

Diluted weighted average common shares	19,119,186	18,928,504	18,748,809

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

14.	Comprehensive Income and Accumulated Other Comprehensive Income

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$2,810	$(4,295)	$2,979
Other comprehensive income (loss) before reclassification	(1,584)	6,558	(7,525)
Amounts reclassified from accumulated other comprehensive income	1,361	547	251

Net current period other comprehensive income (loss)	(223)	7,105	(7,274)

Ending balance	$2,587	$2,810	$(4,295)

The sale or other-than-temporary impairment (OTTI) of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Year Ended December 31,			Affected line item in the statement of income
	2015	2014	2013
	(in thousands)

Unrealized gains (losses) on available-for-sale securities	$(494)	$(825)	$30	Net realized gains (losses) on investments
Other-than-temporary impairment	(1,600)	(16)	(416)	Net realized gains (losses) on investments

	(2,094)	(841)	(386)	Income before income taxes
	733	294	135	Income tax expense

	$(1,361)	$(547)	$(251)	Net income

	Pre-Tax Amount	Tax Expense	Net-of-Tax Amount
	(in thousands)
December 31, 2015
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(2,572)	$(900)	$(1,672)
Change in unrealized losses on available-for-sale securities with OTTI	176	62	114
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(40)	(14)	(26)
Reclassification adjustment for gains realized in net income	2,093	732	1,361

Net unrealized loss	(343)	(120)	(223)

Other comprehensive income	$(343)	$(120)	$(223)

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

	Pre-Tax Amount	Tax Expense	Net-of-Tax Amount
	(in thousands)
December 31, 2014
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$10,133	$3,546	$6,587
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(44)	(15)	(29)
Reclassification adjustment for gains realized in net income	842	295	547

Net unrealized gain	10,931	3,826	7,105

Other comprehensive income	$10,931	$3,826	$7,105

December 31, 2013
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(11,724)	$(4,104)	$(7,620)
Change in unrealized losses on available-for-sale securities with OTTI	222	78	144
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(75)	(26)	(49)
Reclassification adjustment for gains realized in net income	386	135	251

Net unrealized loss	(11,191)	(3,917)	(7,274)

Other comprehensive income	$(11,191)	$(3,917)	$(7,274)

15.	Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches up to 2% of employee compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Company contributions to this plan were $0.4 million in 2015, $0.4 million in 2014 and $0.3 million in 2013.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes (in thousands) the fair value of the annuities at December 31, 2015, that the Company has purchased to satisfy its obligations. The A.M. Best Company rating is shown parenthetically.

Life Insurance Company	Statement Value of Annuities Exceeding 1% of Statutory Surplus
Metropolitan Life Insurance Company (A+)	$16,279
Pacific Life and Annuity Company (A+)	15,739
American General Life Insurance (A)	15,364
New York Life Insurance Company (A++)	11,303
John Hancock Life Insurance Company USA (A+)	7,596
Athene Annuity and Life Assurance Company (A-)	6,133
Liberty Life Assurance Company of Boston (A)	3,837
Other	19,441

$95,692

Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best Company rating of “A” (Excellent) or better.

The Company leases equipment and office space under noncancelable operating leases. At December 31, 2015, future minimum lease payments are as follows (in thousands):

2016	$152
2017	114
2018	68
2019	6

$340

Rental expense was $0.2 million in 2015, 2014 and 2013.

In February 2015, the Company was notified of an adverse verdict against its subsidiary, American Interstate Insurance Company, related to a 2009 workers’ compensation claim in the State of Iowa. The verdict was for $25.3 million, of which $0.3 million was for actual damages and $25.0 million was awarded for punitive damages. American Interstate is appealing both the verdict and the damage awards. The Company has posted an appeal bond in the amount of $27.8 million, as required by law. The Company maintains reinsurance against catastrophic losses, including court ordered judgments. The Company presently believes that this reserve amount, together with its reinsurance coverage, is adequate to satisfy this claim. As of December 31, 2015, the Company’s total reserve for the claim was $2.5 million. The $2.5 million reserve does not include payments that the Company has previously paid in this case. The expenses, plus the $2.5 million reserve, total $5.4 million. The Company’s retention is $5.0 million before its reinsurance providers are obligated to reimburse the Company for additional costs.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

17.	Concentration of Operations

The Company derives its revenues almost entirely from its operations in the workers’ compensation insurance line of business. Total net premiums earned for the different lines of business are shown below:

	2015		2014		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Workers’ compensation	$375,894	100.0%	$375,746	100.0%	$329,986	100.0%
General liability	—	0.0%	1	0.0%	(3)	0.0%

Total net premiums earned	$375,894	100.0%	$375,747	100.0%	$329,983	100.0%

Net premiums earned during 2015, 2014 and 2013 for the top ten states in 2015 and all others are shown below:

	2015		2014		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Georgia	$40,497	10.8%	$36,761	9.8%	$30,096	9.1%
Louisiana	38,874	10.3	47,643	12.7	42,110	12.8
Pennsylvania	36,294	9.7	35,488	9.4	28,880	8.8
Florida	24,792	6.6	20,691	5.5	12,950	3.9
Illinois	23,285	6.2	20,606	5.5	18,445	5.6
North Carolina	20,062	5.3	20,872	5.6	21,019	6.4
Virginia	15,656	4.2	16,764	4.5	15,751	4.8
Texas	15,226	4.0	14,846	4.0	14,949	4.5
Minnesota	14,618	3.9	13,159	3.5	10,470	3.2
Oklahoma	13,420	3.6	16,599	4.4	17,473	5.3
All others	133,170	35.4	132,318	35.1	117,840	35.6

Total net premiums earned	$375,894	100.0%	$375,747	100.0%	$329,983	100.0%

18.	Fair Values of Financial Instruments

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

Other Investments—Other investments consist of an investment in a limited partnership hedge fund valued using the net asset value provided by the general partner of the limited partnership, which approximates the fair

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

value of the interest. The investment objective of the limited partnership is to generate absolute returns by investing long and short in publicly-traded global securities. Redemptions are allowed monthly following a sixty day notice with no lock up periods. The Company has no unfunded commitments related to the limted partnership. This investment is characterized as a Level 3 asset in the fair value hierarchy.

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held to maturity	$645,164	$662,276	$639,631	$664,371
Fixed maturity securities—available for sale	380,022	380,022	331,242	331,242
Equity securities	31	31	28	28
Cash and cash equivalents	69,481	69,481	90,956	90,956
Short-term investments	7,718	7,718	33,684	33,684
Other investments	12,217	12,217	11,748	11,748

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

December 31, 2015

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2015.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 are as follows:

	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Other investments	$—	$—	$12,217	$12,217
Securities available for sale—equity:
Domestic common stock	31	—	—	31
Securities available for sale—fixed maturity:
States and political subdivisions	—	171,419	—	171,419
U.S. agency-based mortgage-backed securities	—	7,299	—	7,299
Corporate bonds	—	201,304	—	201,304

Total available for sale—fixed maturity	$—	$380,022	$—	$380,022

Total available for sale	$31	$380,022	$12,217	$392,270

	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Other investments	$—	$—	$11,748	$11,748
Securities available for sale—equity:
Domestic common stock	28	—	—	28
Securities available for sale—fixed maturity:
States and political subdivisions	—	157,374	—	157,374
U.S. agency-based mortgage-backed securities	—	8,498	—	8,498
Corporate bonds	—	165,370	—	165,370

Total available for sale—fixed maturity	$—	$331,242	$—	$331,242

Total available for sale	$28	$331,242	$11,748	$343,018

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Assets and liabilities measured at amortized cost as of December 31, 2015 and 2014 are as follows:

	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$423,754	$—	$423,754
Corporate bonds	—	170,573	—	170,573
Commercial mortgage-backed securities	—	37,683	—	37,683
U.S. agency-based mortgage-backed securities	—	14,471	—	14,471
U.S. Treasury securities	13,380	—	—	13,380
Asset-backed securities	—	2,415	—	2,415

Total held-to-maturity	$13,380	$648,896	$—	$662,276

	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$405,665	$—	$405,665
Corporate bonds	—	176,734	—	176,734
Commercial mortgage-backed securities	—	48,529	—	48,529
U.S. agency-based mortgage-backed securities	—	18,672	—	18,672
U.S. Treasury securities	11,792	—	—	11,792
Asset-backed securities	—	2,979	—	2,979

Total held-to-maturity	$11,792	$652,579	$—	$664,371

The following table presents summary information regarding changes in the fair value of assets measured at fair value using Level 3 input.

	December 31, 2015	December 31, 2014
	(in thousands)
Balance at beginning of year	$11,748	$10,591
Total unrealized gains	469	1,157

Balance at end of year	$12,217	$11,748

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

At December 31, 2015, the Company held two securities measured at fair value on a nonrecurring basis due to a recognized impairment of $0.3 million. The securities are valued using Level 2 inputs and had a value of

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

$0.3 million at December 31, 2015. The securities were valued at fair value at the time of impairment and are currently being carried at the adjusted amortized cost. The fair value of the securities was $0.5 million at December 31, 2015.

19.	Quarterly Financial Data (Unaudited)

The following table represents unaudited quarterly financial data for the years ended December 31, 2015 and 2014.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2015
Premiums earned	$94,787	$95,569	$90,504	$95,034
Net investment income	6,833	6,890	6,923	7,256
Net realized gains (losses) on investments	59	(2,617)	40	24
Total revenues	101,788	99,936	97,470	101,760
Income before income taxes	21,197	20,112	25,890	33,768
Net income	15,130	14,319	17,940	23,073
Net income available to common shareholders	15,130	14,319	17,940	23,073
Earnings per share:
Basic	0.80	0.76	0.95	1.21
Diluted	0.79	0.75	0.94	1.21
Comprehensive income	15,948	12,744	19,248	22,299
Extraordinary cash dividends declared per common share	$—	$—	$—	$3.00
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15

2014
Premiums earned	$89,233	$93,516	$95,928	$97,070
Net investment income	6,708	6,845	6,495	7,166
Net realized gains (losses) on investments	101	232	(152)	516
Total revenues	96,173	100,624	102,336	104,886
Income before income taxes	13,404	17,061	19,348	23,936
Net income	10,549	12,773	13,479	16,865
Net income available to common shareholders	10,549	12,773	13,479	16,865
Earnings per share:
Basic	0.57	0.69	0.72	0.90
Diluted	0.56	0.68	0.71	0.89
Comprehensive income	13,789	15,789	13,596	17,597
Extraordinary cash dividends declared per common share	$0.50	$—	$—	$1.00
Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

20.	Capital Management

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2015, the Board reauthorized this program with a limit of $25.0 million. Unless reauthorized, the program will expire on December 31, 2016. Since beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

In 2013, the Company’s Board of Directors initiated a quarterly dividend. During 2015, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share compared to $0.12 per share in 2014 and $0.08 per share in 2013. The Company declared extraordinary dividends totaling $3.00 per share in 2015 and $1.50 per share in 2014. There were no extraordinary dividends declared in 2013.

21.	Subsequent Events

On February 23, 2016 the Company declared a regular quarterly cash dividend of $0.18 per share payable on March 28, 2016 to shareholders of record on March 14, 2016. In 2015, the Company paid a quarterly cash dividend of $0.15 per share.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is expected to be $0.72 per share.

Schedule II. Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands)
Assets
Investments:
Short-term investments	$—	$250
Other investments	12,217	11,748
Investment in subsidiaries	408,135	387,954

Total investments	420,352	399,952
Cash and cash equivalents	26,968	43,585
Deferred income taxes	292	1,001
Notes receivable from subsidiaries	1,505	(1)
Property and equipment, net	1,817	2,070
Other assets	3,047	4,992

	$453,981	$451,599

Liabilities, redeemable preferred stock and shareholders’ equity
Liabilities:
Accounts payable and other liabilities	$—	$3,853
Notes payable to subsidiaries	—	778

Total liabilities	—	4,631
Shareholders’ equity (net of Treasury stock of $22,370 at December 31, 2015 and 2014)	453,981	446,968

	$453,981	$451,599

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues
Net investment income	$854	$1,541	$1,051
Fee and other income	5,893	5,368	5,453

Total revenues	6,747	6,909	6,504

Expenses
Other operating costs	6,747	6,909	6,504

Total expenses	6,747	6,909	6,504

Income (loss) before income taxes and equity in earnings of subsidiaries	—	—	—
Income tax expense (benefit)	(57)	(13)	6

Gain (loss) before equity in earnings of subsidiaries	57	13	(6)
Equity in net income of subsidiaries	70,405	53,653	43,643

Net income	$70,462	$53,666	$43,637

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Operating activities
Net cash (used in)/provided by operating activities	$(1,727)	$2,161	$1,829

Investing activities
Purchases of investments	—	(1,462)	(10,248)
Proceeds from sales of investments	250	2,404	11,674
Purchases of property and equipment	(627)	(691)	(779)
Dividends from subsidiary	50,000	25,000	15,000

Net cash provided by investing activities	49,623	25,251	15,647

Financing activities
Proceeds from stock option exercises	1,844	2,674	2,344
Tax benefit from share-based payments	2,204	2,841	2,024
Dividends to shareholders	(68,561)	(37,068)	(5,910)

Net cash used in financing activities	(64,513)	(31,553)	(1,542)

Change in cash and cash equivalents	(16,617)	(4,141)	15,934
Cash and cash equivalents at beginning of year	43,585	47,726	31,792

Cash and cash equivalents at end of year	$26,968	$43,585	$47,726

Schedule VI. Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Cost	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Earned Premium	Net Investment Income	Loss and LAE Related to Current Period	Loss and LAE Related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
		(in thousands)
2015	$20,412	$718,033	$167,983	$375,894	$27,902	$262,387	$(47,814)	$(44,841)	$189,666	$375,301
2014	19,649	687,602	168,576	375,747	27,214	268,633	(23,717)	(43,817)	182,506	380,026
2013	19,171	614,557	164,296	329,983	27,029	241,584	(12,611)	(40,526)	178,375	353,752

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and shareholders of AMERISAFE, Inc. and Subsidiaries

We have audited AMERISAFE, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AMERISAFE, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AMERISAFE, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMERISAFE, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of AMERISAFE, Inc. and Subsidiaries and our report dated February 26, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 26, 2016

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers and key employees is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2016 Annual Meeting of Shareholders. We plan to file such Proxy Statement within 120 days after December 31, 2015, the end of our fiscal year.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2016 Annual Meeting of Shareholders.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2016 Annual Meeting of Shareholders.

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

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees, and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2016 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2016 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

Exhibits:
3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.1*	Amended and Restated Employment Agreement, dated March 4, 2015 by and between the Company and C. Allen Bradley, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 5, 2015)

10.2*	Amended and Restated Employment Agreement, dated March 4, 2015 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2015)

10.3*	Employment Agreement, dated January 15, 2013 by and between the Company and Vincent J. Gagliano (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 6, 2013)

10.4*	Employment Agreement effective as of September 15, 2015 by and between the Company and Neal Fuller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2015)

10.5*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.6*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.7*	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 27, 2012)

10.8*	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed February 27, 2015)

10.9*	AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed April 26, 2010)

10.10*	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed February 28, 2014)

10.11*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed February 28, 2014)

10.12*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.13*	Form of Annual Incentive Compensation Agreement

10.14	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.15	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.16	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland), Limited (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.17	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2009 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.18	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2010 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.19	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.20	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.21	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2012 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 9, 2012)

10.22	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2012, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 9, 2012)

10.23	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2013, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 6, 2013)

10.24	Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2014, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2014)

10.25	Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2014, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed February 27, 2015)

10.26	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2015, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed February 27, 2015)

10.27	Endorsement No. 1 to the Casualty Excess of Loss Reinsurance Contract, effective as of June 1, 2015, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 31, 2015)

10.28	Endorsement No. 1 to the Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of June 1, 2015, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed July 31, 2015)

10.29	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2016, issued to the Company by the reinsurers named therein

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neal A. Fuller filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Neal A. Fuller filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2016.

AMERISAFE, INC.

By:	/s/ G. Janelle Frost
G. Janelle Frost
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2016.

/s/ G. Janelle Frost G. Janelle Frost	President and Chief Executive Officer (Principal Executive Officer)

/s/ Neal A. Fuller Neal A. Fuller	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ C. ALLEN BRADLEY, JR. C. Allen Bradley, Jr.	Executive Chairman and Director,

* Michael Brown	Director

* Teri G. Fontenot	Director

* Philip A. Garcia	Director

* Jared A. Morris	Director

* Millard E. Morris	Director

* Daniel Phillips	Director

* Randall Roach	Director

* Austin P. Young, III	Director

Kathryn H. Shirley, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 26th day of February 2016, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ Kathryn H. Shirley
Kathryn H. Shirley, Attorney-in-Fact

EXHIBIT INDEX

Exhibits:
3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.1*	Amended and Restated Employment Agreement, dated March 4, 2015 by and between the Company and C. Allen Bradley, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 5, 2015)

10.2*	Amended and Restated Employment Agreement, dated March 4, 2015 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2015)

10.3*	Employment Agreement, dated January 15, 2013 by and between the Company and Vincent J. Gagliano (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 6, 2013)

10.4*	Employment Agreement effective as of September 15, 2015 by and between the Company and Neal Fuller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2015)

10.5*	AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10. 6*	Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.7*	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 27, 2012)

10.8*	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed February 27, 2015)

10.9*	AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed April 26, 2010)

10.10*	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed February 28, 2014)

10.11*	Form of Restricted Stock Award Agreement for the AMERISAFE, Inc. 2010 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed February 28, 2014)

10.12*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2010)

10.13*	Form of Annual Incentive Compensation Agreement

10.14	Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

1

Exhibits:
10.15	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 15, 2008)

10.16	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland), Limited (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.17	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2009 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 9, 2009)

10.18	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2010 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.19	First Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.20	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed March 7, 2011)

10.21	Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2012 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 9, 2012)

10.22	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2012, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 9, 2012)

10.23	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2013, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 6, 2013)

10.24	Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2014, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2014)

10.25	Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2014, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed February 27, 2015)

10.26	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2015, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed February 27, 2015)

10.27	Endorsement No. 1 to the Casualty Excess of Loss Reinsurance Contract, effective as of June 1, 2015, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 31, 2015)

10.28	Endorsement No. 1 to the Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of June 1, 2015, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed July 31, 2015)

10.29	Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2016, issued to the Company by the reinsurers named therein

2

Exhibits:
21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neal A. Fuller filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Neal A. Fuller filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement

3