Form 10-Q
period 2016-03-31
AMERISAFE INC
filed 2016-04-29
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of April 25, 2016, there were 19,181,874 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, and under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $659,172 and $662,276 in 2016 and 2015, respectively)	$639,632	$645,164
Fixed maturity securities—available-for-sale, at fair value (cost $408,364 and $376,109 in 2016 and 2015, respectively)	416,568	380,022
Equity securities—available-for-sale, at fair value (cost $0 in 2016 and 2015)	31	31
Short-term investments	11,713	7,718
Other investments	11,390	12,217

Total investments	1,079,334	1,045,152
Cash and cash equivalents	79,290	69,481
Amounts recoverable from reinsurers	92,429	91,077
Premiums receivable, net of allowance	197,185	185,364
Deferred income taxes	28,051	29,905
Accrued interest receivable	12,489	11,685
Property and equipment, net	5,988	6,181
Deferred policy acquisition costs	20,222	20,412
Other assets	42,572	42,788

Total assets	$1,557,560	$1,502,045

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$722,178	$718,033
Unearned premiums	169,853	167,983
Reinsurance premiums payable	200	154
Amounts held for others	51,838	49,790
Policyholder deposits	48,059	48,380
Insurance-related assessments	33,313	32,329
Federal income tax payable	8,268	911
Accounts payable and other liabilities	28,673	30,484
Payable for investments purchased	16,425	—

Total liabilities	1,078,807	1,048,064
Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2016 and 2015; 20,440,124 and 20,388,396 shares issued and 19,181,874 and 19,130,146 shares outstanding in 2016 and 2015, respectively	203	203
Additional paid-in capital	205,862	204,688
Treasury stock at cost (1,258,250 shares in 2016 and 2015)	(22,370)	(22,370)
Accumulated earnings	289,678	268,873
Accumulated other comprehensive income, net	5,380	2,587

Total shareholders’ equity	478,753	453,981

Total liabilities and shareholders’ equity	$1,557,560	$1,502,045

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Gross premiums written	$100,382	$100,789
Ceded premiums written	(2,551)	(2,536)

Net premiums written	$97,831	$98,253

Net premiums earned	$95,961	$94,787
Net investment income	6,044	6,833
Net realized gains on investments	248	59
Fee and other income	82	109

Total revenues	102,335	101,788
Expenses
Loss and loss adjustment expenses incurred	46,716	60,006
Underwriting and certain other operating costs	7,472	7,472
Commissions	6,878	7,005
Salaries and benefits	5,784	5,893
Policyholder dividends	1,090	215

Total expenses	67,940	80,591

Income before income taxes	34,395	21,197
Income tax expense	10,138	6,067

Net income	24,257	15,130

Net income available to common shareholders	$24,257	$15,130

Earnings per share
Basic	$1.27	$0.80

Diluted	$1.27	$0.79

Shares used in computing earnings per share
Basic	19,057,941	18,847,792

Diluted	19,163,789	19,047,479

Cash dividends declared per common share	$0.18	$0.15

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$24,257	$15,130
Other comprehensive income:
Unrealized gain on securities, net of tax	2,793	818

Comprehensive income	$27,050	$15,948

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amounts
Balance at December 31, 2015	20,388,396	$203	(1,258,250)	$(22,370)	$204,688	$268,873	$2,587	$453,981
Comprehensive income	—	—	—	—	—	24,257	2,793	27,050
Common stock issued upon exercise of options	35,679	—	—	—	454	—	—	454
Tax benefit from share-based payments	—	—	—	—	435	—	—	435
Restricted common stock issued	16,049	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	285	—	—	285
Dividends to shareholders	—	—	—	—	—	(3,452)	—	(3,452)

Balance at March 31, 2016	20,440,124	$203	(1,258,250)	$(22,370)	$205,862	$289,678	$5,380	$478,753

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$24,257	$15,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	290	336
Net amortization of investments	4,095	4,024
Deferred income taxes	349	(36)
Net realized gains on investments	(248)	(59)
Net realized losses on disposal of assets	1	—
Share-based compensation	231	359
Changes in operating assets and liabilities:
Premiums receivable, net	(11,821)	(9,364)
Accrued interest receivable	(804)	(405)
Deferred policy acquisition costs	190	(1,142)
Amounts held by others	1,017	1
Other assets	(274)	612
Reserves for loss and loss adjustment expenses	4,145	17,336
Unearned premiums	1,870	3,466
Reinsurance balances	(1,306)	(470)
Amounts held for others and policyholder deposits	1,727	(418)
Accounts payable and other liabilities	6,615	2,975

Net cash provided by operating activities	30,334	32,345
Investing activities
Purchases of investments held-to-maturity	(39,852)	(55,425)
Purchases of investments available-for-sale	(65,963)	(49,215)
Purchases of short-term investments	(5,576)	(4,440)
Proceeds from maturities of investments held-to-maturity	57,603	19,828
Proceeds from sales and maturities of investments available-for-sale	34,448	21,666
Proceeds from sales and maturities of short-term investments	1,508	25,771
Purchases of property and equipment	(98)	(276)

Net cash used in investing activities	(17,930)	(42,091)
Financing activities
Proceeds from stock option exercises	454	557
Tax benefit from share-based payments	435	809
Dividends to shareholders	(3,484)	(2,845)

Net cash used in financing activities	(2,595)	(1,479)

Change in cash and cash equivalents	9,809	(11,225)
Cash and cash equivalents at beginning of period	69,481	90,956

Cash and cash equivalents at end of period	$79,290	$79,731

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

AMERISAFE, Inc. (the “Company”) is an insurance holding company incorporated in the state of Texas. The accompanying unaudited condensed consolidated financial statements include the accounts of AMERISAFE and its subsidiaries: American Interstate Insurance Company (“AIIC”) and its insurance subsidiaries, Silver Oak Casualty, Inc. (“SOCI”) and American Interstate Insurance Company of Texas (“AIICTX”), Amerisafe Risk Services, Inc. (“RISK”) and Amerisafe General Agency, Inc. (“AGAI”). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Nebraska. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. RISK, a wholly owned subsidiary of the Company, is a claims and safety service company currently servicing only affiliated insurance companies. AGAI, a wholly owned subsidiary of the Company, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers. The assets and operations of AGAI are not significant to that of the Company and its consolidated subsidiaries.

The terms “AMERISAFE,” the “Company,” “we,” “us” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, manufacturing, agriculture and oil and gas. Assets and revenues of AIIC represent at least 95% of comparable consolidated amounts of the Company for each of 2016 and 2015.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Note 2. Stock Options and Restricted Stock

As of March 31, 2016, the Company has three equity incentive plans: the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”), the AMERISAFE 2010 Non-Employee Director Restricted Stock Plan (the “2010 Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). The 2005 Incentive Plan expired on October 27, 2015. No grants will be made under the 2005 Incentive Plan after October 27, 2015 but all grants made on or prior to such date will continue in effect thereafter subject to the terms and conditions of the 2005 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding the Company’s incentive plans.

During the three months ended March 31, 2016, the Company granted 17,063 shares of restricted common stock to executive officers and a non-employee director. The market value of the restricted shares granted totaled $0.9 million. During the three months ended March 31, 2015, the Company granted 6,757 shares of restricted common stock to executive officers. The market value of the restricted shares granted totaled $0.3 million.

During the three months ended March 31, 2016, options to purchase 35,679 shares of common stock were exercised. During the three months ended March 31, 2015, options to purchase 74,250 shares of common stock were exercised. In connection with these exercises, the Company received $0.5 million and $0.6 million of stock option proceeds, respectively.

The Company recognized share-based compensation expense of $0.2 million in the three months ended March 31, 2016 and $0.4 million for the same period of 2015.

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

	Three Months Ended March 31,
	2016	2015
	(in thousands except share and per share data)
Basic EPS:
Net income available to common shareholders - basic	$24,257	$15,130

Basic weighted average common shares	19,057,941	18,847,792
Basic earnings per common share	$1.27	$0.80
Diluted EPS:
Net income available to common shareholders - diluted	$24,257	$15,130

Diluted weighted average common shares:
Weighted average common shares	19,057,941	18,847,792
Stock options and performance shares	105,848	199,687

Diluted weighted average common shares	19,163,789	19,047,479

Diluted earnings per common share	$1.27	$0.79

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at March 31, 2016 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$420,800	$16,561	$(22)	$437,339
Corporate bonds	168,542	815	(315)	169,042
Commercial mortgage-backed securities	22,855	104	(11)	22,948
U.S. agency-based mortgage-backed securities	12,332	1,266	(1)	13,597
U.S. Treasury securities and obligations of U.S. government agencies	12,913	1,039	—	13,952
Asset-backed securities	2,190	194	(90)	2,294

Totals	$639,632	$19,979	$(439)	$659,172

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at March 31, 2016 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$165,016	$7,752	$(172)	$172,596
Corporate bonds	212,938	2,241	(723)	214,456
U.S. agency-based mortgage-backed securities	13,009	3	(1130)	11,882
U.S. Treasury securities and obligations of U.S. government agencies	17,401	233	—	17,634

Total fixed maturity	408,364	10,229	(2,025)	416,568
Other investments	10,000	1,390	—	11,390
Equity securities	—	31	—	31

Totals	$418,364	$11,650	$(2,025)	$427,989

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

A summary of the cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at March 31, 2016, by contractual maturity, is as follows:

Maturity:	Amortized Cost	Fair Value
	(in thousands)
Within one year	$98,055	$98,946
After one year through five years	305,347	313,740
After five years through ten years	113,508	118,689
After ten years	85,345	88,958
U.S. agency-based mortgage-backed securities	12,332	13,597
Commercial mortgage-backed securities	22,855	22,948
Asset-backed securities	2,190	2,294

Totals	$639,632	$659,172

A summary of the cost and fair value of investments in fixed maturity securities, classified as available-for-sale at March 31, 2016, by contractual maturity, is as follows:

Maturity	Amortized Cost	Fair Value
	(in thousands)
Within one year	$50,609	$50,899
After one year through five years	203,059	205,540
After five years through ten years	40,481	41,455
After ten years	101,206	106,792
U.S. agency-based mortgage-backed securities	13,009	11,882

Totals	$408,364	$416,568

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
	(in thousands)
March 31, 2016
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$39,485	$184	$17,255	$131	$56,740	$315
States and political subdivisions	11,130	22	—	—	11,130	22
U.S. agency-based mortgage-backed securities	—	—	33	1	33	1
Commercial mortgage-backed securities	3,083	11	—	—	3,083	11
Asset-backed securities	—	—	1,318	90	1,318	90

Total held-to-maturity securities	53,698	217	18,606	222	72,304	439

Available-for Sale
Fixed maturity securities:
Corporate bonds	$43,457	$688	$3,197	$35	$46,654	$723
States and political subdivisions	4,223	3	4,637	169	8,860	172
U.S. agency-based mortgage-backed securities	2,505	34	7,212	1,096	9,717	1,130

Total available-for-sale securities	50,185	725	15,046	1,300	65,231	2,025

Total	$103,883	$942	$33,652	$1,522	$137,535	$2,464

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
December 31, 2015
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$128,436	$687	$18,139	$123	$146,575	$810
States and political subdivisions	24,068	45	—	—	24,068	45
U.S. Treasury securities and obligations of U.S. government agencies	2,980	4	—	—	2,980	4
U.S. agency-based mortgage-backed securities	18	—	28	1	46	1
Commercial mortgage-backed securities	9,784	15	—	—	9,784	15
Asset-backed securities	—	—	1,389	76	1,389	76

Total held-to-maturity securities	165,286	751	19,556	200	184,842	951

Available-for Sale
Fixed maturity securities:
Corporate bonds	$141,857	$1.475	$4,216	$11	$146,073	$1,486
States and political subdivisions	6,560	9	4,439	198	10,999	207
U.S. agency-based mortgage-backed securities	434	37	6,794	1,556	7,228	1,593

Total available-for-sale securities	148,851	1,521	15,449	1,765	164,300	3,286

Total	$314,137	$2,272	$35,005	$1,965	$349,142	$4,237

At March 31, 2016, the Company held 85 individual fixed maturity securities that were in an unrealized loss position, of which 28 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

The Company holds investments in a limited partnership hedge fund accounted for under the equity method. The carrying value of this investment is $11.4 million at March 31, 2016.

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

During the three months ended March 31, 2016 and 2015, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Net realized gains in the three months ended March 31, 2016 were $0.2 million resulting from the sale of fixed maturity securities classified as available-for-sale. Net realized gains in the three months ended March 31, 2015 were $0.1 million resulting from gains on called fixed maturity securities.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of March 31, 2016, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended March 31, 2016 and 2015.

Tax years 2012 through 2015 are subject to examination by the federal and state taxing authorities.

Note 6. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $27.1 million for the three months ended March 31, 2016, compared to $15.9 million for the three months ended March 31, 2015. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale securities.

Comprehensive income includes net income plus unrealized gains (losses) on our available-for-sale investment securities, net of tax. In reporting comprehensive income on a net basis in the statement of income, we used a 35 percent tax rate. The following table illustrates the changes in the balance of each component of accumulated other comprehensive income for each period presented in the interim financial statements.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Beginning balance	$2,587	$2,810
Other comprehensive income before reclassification	3,033	883
Amounts reclassified from accumulated other comprehensive income	(240)	(65)

Net current period other comprehensive income	2,793	818

Ending balance	$5,380	$3,628

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Three Months Ended March 31,		Affected line item in the statement of income
	2016	2015
	(in thousands)
Unrealized gains on available-for-sale securities	$369	$100	Net realized gains on investments

	369	100	Income before income taxes
	(129)	(35)	Income tax expense

	$240	$65	Net income

Note 7. Fair Value Measurements

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016.

At March 31, 2016, assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Other investments	$—	$—	$11,390	$11,390
Securities available for sale—equity:
Domestic common stock	31	—	—	31
Securities available for sale—fixed maturity:
States and political subdivisions	—	172,596	—	172,596
Corporate bonds	—	214,456	—	214,456
U.S. agency-based mortgage-backed securities	—	11,882	—	11,882
U.S. Treasury securities	17,634	—	—	17,634

Total securities available for sale—fixed maturity	17,634	398,934	—	416,568

Total available for sale	$17,665	$398,934	$11,390	$427,989

At March 31, 2016, assets and liabilities measured at amortized cost are summarized below:

	March 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity
States and political subdivisions	$—	$437,339	$—	$437,339
Corporate bonds	—	169,042	—	169,042
Commercial mortgage-backed securities	—	22,948	—	22,948
U.S. agency-based mortgage-backed securities	—	13,597	—	13,597
U.S. Treasury securities	8,053	—	—	8,053
Obligations of U.S. government agencies	—	5,899	—	5,899
Asset-backed securities	—	2,294	—	2,294

Total held-to-maturity	$8,053	$651,119	$—	$659,172

At December 31, 2015, assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Other investments	$—	$—	$12,217	$12,217
Securities available for sale—equity:
Domestic common stock	31	—	—	31
Securities available for sale—fixed maturity:
States and political subdivisions	—	171,419	—	171,419
U.S. agency-based mortgage-backed securities	—	7,299	—	7,299
Corporate bonds	—	201,304	—	201,304

Total available for sale—fixed maturity	$—	$380,022	$—	$380,022

Total available for sale	$31	$380,022	$12,217	$392,270

At December 31, 2015, assets and liabilities measured at amortized cost are summarized below:

	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$423,754	$—	$423,754
Corporate bonds	—	170,573	—	170,573
Commercial mortgage-backed securities	—	37,683	—	37,683
U.S. agency-based mortgage-backed securities	—	14,471	—	14,471
U.S. Treasury securities	7,599	—	—	7,599
Obligations of U.S. government agencies	—	5,781	—	5,781
Asset-backed securities	—	2,415	—	2,415

Total held-to-maturity	$7,599	$654,677	$—	$662,276

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

Other Investments—Other investments consist of a limited partnership (“LP”) interest that is accounted for under the equity method valued using the net asset value provided by the general partner of the LP, which approximates the fair value of the interest. The LP’s objective is to generate absolute returns by investing long and short in publicly-traded global securities. Redemptions are allowed monthly following a 60 day notice with no lock up periods. The Company has no unfunded commitments related to the LP. This investment is characterized as a Level 3 asset in the fair value hierarchy.

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of March 31, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$639,632	$659,172	$645,164	$662,276
Fixed maturity securities—available-for-sale	416,568	416,568	380,022	380,022
Equity securities	31	31	31	31
Cash and cash equivalents	79,290	79,290	69,481	69,481
Short-term investments	11,713	11,713	7,718	7,718
Other investments	11,390	11,390	12,217	12,217

The following table presents summary information regarding changes in the fair value of assets measured at fair value using Level 3 input.

	Three Months Ended	Twelve Months Ended
	March 31, 2016	December 31, 2015
	(in thousands)
Beginning balance	$12,217	$11,748
Total unrealized gains (losses)	(827)	469

Ending balance	$11,390	$12,217

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

Note 9. Commitments and Contingencies

In February 2015, the Company was notified of an adverse verdict against its subsidiary, American Interstate Insurance Company, related to a 2009 workers’ compensation claim in the State of Iowa. The verdict was for $25.3 million, of which $0.3 million was for actual damages and $25.0 million was awarded for punitive damages. American Interstate is appealing both the verdict and the damage awards. The Company has posted an appeal bond in the amount of $27.8 million, as required by law. The Company maintains reinsurance against catastrophic losses, including court ordered judgments. As of March 31, 2016, the Company’s total reserve for the claim was $2.5 million. The $2.5 million reserve does not include payments that the Company has previously paid in this case. The payments, plus the $2.5 million reserve, total $5.4 million. The Company’s retention is $5.0 million before its reinsurance providers are obligated to reimburse the Company for additional costs. The Company presently believes that the reserve amount, together with its reinsurance coverage, is adequate to satisfy this claim.

Note 10. Subsequent Events

On April 26, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share payable on June 24, 2016 to shareholders of record as of June 10, 2016. The Board intends to consider the payment of a regular cash dividend each calendar quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1of Part I of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three months ended March 31, 2016 and 2015. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands, except per share data) (unaudited)
Gross premiums written	$100,382	$100,789
Net premiums earned	95,961	94,787
Net investment income	6,044	6,833
Total revenues	102,335	101,788
Total expenses	67,940	80,591
Net income	24,257	15,130
Diluted earnings per common share	$1.27	$0.79
Other Key Measures
Net combined ratio (1)	70.8%	85.0%
Return on average equity (2)	20.8%	13.3%
Book value per share (3)	$24.96	$24.32

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by net premiums earned in the current period.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period.
(3)	Book value per share is calculated by dividing shareholders’ equity by total outstanding shares, as of the end of the period.

Consolidated Results of Operations for Three Months Ended March 31, 2016 Compared to March 31, 2015

Gross Premiums Written. Gross premiums written for the quarter ended March 31, 2016 were $100.4 million, compared to $100.8 million for the same period in 2015, a decrease of 0.4%. The decrease was attributable to a $3.0 million decrease in annual premiums on voluntary policies written during the period. These decreases were partially offset by a $2.2 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.1 million increase in assumed premium from mandatory pooling arrangements. The effective loss cost multiplier, or LCM, for our voluntary business was 1.76 for the quarter ended March 31, 2016 compared to 1.83 for the same period in 2015.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2016 were $97.8 million, compared to $98.3 million for the same period in 2015, a decrease of 0.4%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.6% for the first quarter of 2016 and 2015. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Net Premiums Earned. Net premiums earned for the first quarter of 2016 were $96.0 million, compared to $94.8 million for the same period in 2015, an increase of 1.2%. The increase was attributable to the increase in premiums resulting from payroll audits and related premium adjustments for policies written during previous quarters.

Net Investment Income. Net investment income for the quarter ended March 31, 2016 was $6.0 million, compared to $6.8 million for the same period in 2015, a decrease of 11.5%. The decrease of $0.8 million was attributable to the decline in value of a hedge fund investment where the change in value is recorded in investment income each quarter. Average invested assets, including cash and cash equivalents increased 0.3% to $1.1 billion in the quarter ended March 31, 2016. The pre-tax investment yield on our investment portfolio was 2.1% per annum during the quarter ended March 31, 2016 compared to 2.4% per annum during the same period in 2015. The tax-equivalent yield on our investment portfolio was 3.4% per annum for the quarter ended March 31, 2016 compared to 3.5% per annum for the same period in 2015. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains on Investments. Net realized gains on investments for the three months ended March 31, 2016 and 2015 totaled $0.2 million and $0.1 million, respectively. Net realized gains in the first quarter of 2016 were attributable to the sale of fixed maturity securities classified as available-for-sale. Net realized gains in the first quarter of 2015 were attributable to called fixed maturity securities.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $46.7 million for the three months ended March 31, 2016, compared to $60.0 million for the same period in 2015, a decrease of $13.3 million, or 22.1%. The current accident year losses and LAE incurred were $65.2 million, or 67.9% of net premiums earned, compared to $66.2 million, or 69.8% of net premiums earned, for the same period in 2015. We recorded favorable prior accident year development of $18.4 million in the first quarter of 2016, compared to favorable prior accident year development of $6.1 million in the same period of 2015, as further discussed below in “Prior Year Development.” Our net loss ratio was 48.7% in the first quarter of 2016, compared to 63.3% for the same period of 2015.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended March 31, 2016 were $20.1 million, compared to $20.4 million for the same period in 2015, a decrease of 1.2%. This decrease was primarily due to a $0.5 million decrease in premium taxes and a $0.4 million decrease in compensation expense. Offsetting these decreases was a $0.3 million increase in insurance related assessments and a $0.3 million increase in accounts receivable write-offs. Our expense ratio was 21.0% in the first quarter of 2016 compared to 21.5% in the first quarter of 2015.

Income Tax Expense. Income tax expense for the three months ended March 31, 2016 was $10.1 million, compared to $6.1 million for the same period in 2015. The increase was attributable to an increase in the pre-tax income to $34.4 million in the quarter ended March 31, 2016 from $21.2 million in the same period in 2015. The effective tax rate increased to 29.5% in the quarter ended March 31, 2016 from 28.6% in the same period in 2015. The increase in the effective tax rate resulted from a higher proportion of underwriting income to tax-exempt income relative to the first quarter of 2015.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $30.3 million for the three months ended March 31, 2016, which represented a $2.0 million decrease from $32.3 million in net cash provided by operating activities for the three months ended March 31, 2015. This decrease in operating cash flow was attributable to a $4.1 million decrease in premium collections, a $1.4 million increase in federal taxes paid and a $1.1 million decrease in investment income. Offsetting these decreases were a $3.6 million decrease in underwriting expenses paid, a $1.0 million decrease in amounts held by others and a $0.2 million increase in paid losses payable.

Net cash used in investing activities was $17.9 million for the three months ended March 31, 2016, compared to net cash used in investing activities of $42.1 million for the same period in 2015. Cash provided by sales and maturities of investments totaled $93.6 million for the three months ended March 31, 2016, compared to $67.3 million for the same period in 2015. A total of $111.4 million in cash was used to purchase investments in the three months ended March 31, 2016, compared to $109.1 million in purchases for the same period in 2015.

Net cash used in financing activities in the three months ended March 31, 2016 was $2.6 million compared to net cash used in financing activities of $1.5 million for the same period in 2015. In the three months ended March 31, 2016, $3.5 million of cash was used for dividends paid to shareholders compared to $2.8 million in the same period of 2015. Offsetting the payment of dividends were proceeds of $0.5 million and $0.6 million from stock option exercises in the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, the tax benefit from share based compensation was $0.4 million compared to $0.8 million for the same period in 2015.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.2 billion on March 31, 2016 compared to $1.1 billion at December 31, 2015. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2016, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$420,800	36.3%
U.S. agency-based mortgage-backed securities	12,332	1.1%
Commercial mortgage-backed securities	22,855	2.0%
U.S. Treasury securities and obligations of U.S. government agencies	12,913	1.1%
Corporate bonds	168,542	14.5%
Asset-backed securities	2,190	0.2%

Total fixed maturity securities—held-to-maturity	639,632	55.2%

Fixed maturity securities—available-for-sale:
States and political subdivisions	172,596	14.9%
U.S. agency-based mortgage-backed securities	11,882	1.1%
U.S. Treasury securities and obligations of U.S. government agencies	17,634	1.5%
Corporate bonds	214,456	18.5%

Total fixed maturity securities—available-for-sale	416,568	36.0%

Equity securities	31	0.0%
Short-term investments	11,713	1.0%
Cash and cash equivalents	79,290	6.8%
Other investments	11,390	1.0%

Total investments, including cash and cash equivalents	$1,158,624	100.0%

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

During the three months ended March 31, 2016 and 2015, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Prior Year Development

The Company recorded favorable prior accident year development of $18.4 million in the three months ended March 31, 2016. The table below sets forth the favorable development for the three months ended March 31, 2016 and 2015 for accident years 2011 through 2015 and, collectively, for all accident years prior to 2011.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Accident Year
2015	$—	$—
2014	3.9	—
2013	5.2	—
2012	5.7	4.7
2011	1.3	1.1
Prior to 2011	2.3	0.3

Total net development	$18.4	$6.1

The table below sets forth the number of open claims as of March 31, 2016 and 2015, and the number of claims reported and closed during the three months then ended.

	Three Months Ended March 31,
	2016	2015
Open claims at beginning of period	5,300	5,515
Claims reported	1,271	1,251
Claims closed	(1,420)	(1,429)

Open claims at end of period	5,151	5,337

The number of open claims at March 31, 2016 decreased by 186 claims as compared to the number of open claims at March 31, 2015. We believe the favorable loss development in 2016 and 2015 resulted primarily from an intensive claims management focus with the company actively seeking to settle claims, leading to favorable development.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see Item 1, “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2015, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2015, the Board reauthorized this program. As of March 31, 2016, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. There were no shares purchased during the three months ended March 31, 2016 and 2015. We intend to purchase shares of our common stock from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital. At March 31, 2016, the dollar value of shares that may yet be purchased under the program is $25.0 million.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Employment Agreement effective as of March 1, 2016 by and between the Company and Kathryn H. Shirley

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neal A. Fuller filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Neal A. Fuller filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

April 29, 2016	/S/ G. Janelle Frost
G. Janelle Frost
President and Chief Executive Officer
(Principal Executive Officer)

April 29, 2016	/S/ Neal A. Fuller
Neal A. Fuller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement effective as of March 1, 2016 by and between the Company and Kathryn H. Shirley

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neal A. Fuller filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Neal A. Fuller filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document