Form 10-Q
period 2016-06-30
AMERISAFE INC
filed 2016-07-29
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of July 27, 2016, there were 19,201,040 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $643,324 and $662,276 in 2016 and 2015, respectively)	$620,165	$645,164
Fixed maturity securities—available-for-sale, at fair value (cost $447,988 and $376,109 in 2016 and 2015, respectively)	460,697	380,022
Equity securities—available-for-sale, at fair value (cost $0 in 2016 and 2015)	32	31
Short-term investments	17,165	7,718
Other investments	10,850	12,217

Total investments	1,108,909	1,045,152
Cash and cash equivalents	70,155	69,481
Amounts recoverable from reinsurers	94,256	91,077
Premiums receivable, net of allowance	208,235	185,364
Deferred income taxes	26,531	29,905
Accrued interest receivable	11,648	11,685
Property and equipment, net	6,436	6,181
Deferred policy acquisition costs	20,675	20,412
Other assets	47,924	42,788

Total assets	$1,594,769	$1,502,045

Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$725,549	$718,033
Unearned premiums	179,800	167,983
Reinsurance premiums payable	63	154
Amounts held for others	54,095	49,790
Policyholder deposits	48,775	48,380
Insurance-related assessments	36,478	32,329
Federal income tax payable	3,828	911
Accounts payable and other liabilities	31,439	30,484
Payable for investments purchased	18,795	—

Total liabilities	1,098,822	1,048,064
Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2016 and 2015; 20,459,290 and 20,388,396 shares issued and 19,201,040 and 19,130,146 shares outstanding in 2016 and 2015, respectively	204	203
Additional paid-in capital	206,944	204,688
Treasury stock at cost (1,258,250 shares in 2016 and 2015)	(22,370)	(22,370)
Accumulated earnings	302,860	268,873
Accumulated other comprehensive income, net	8,309	2,587

Total shareholders’ equity	495,947	453,981

Total liabilities and shareholders’ equity	$1,594,769	$1,502,045

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Gross premiums written	$103,224	$106,022	$203,606	$206,811
Ceded premiums written	(2,550)	(2,549)	(5,101)	(5,085)

Net premiums written	$100,674	$103,473	$198,505	$201,726

Net premiums earned	$90,728	$95,569	$186,689	$190,356
Net investment income	6,201	6,890	12,245	13,723
Net realized gains (losses) on investments	545	(2,617)	793	(2,558)
Fee and other income	89	94	171	203

Total revenues	97,563	99,936	199,898	201,724
Expenses
Loss and loss adjustment expenses incurred	49,171	57,304	95,887	117,310
Underwriting and certain other operating costs	9,749	9,278	17,221	16,750
Commissions	6,491	6,905	13,369	13,910
Salaries and benefits	6,321	5,899	12,105	11,792
Policyholder dividends	1,216	438	2,306	653

Total expenses	72,948	79,824	140,888	160,415

Income before income taxes	24,615	20,112	59,010	41,309
Income tax expense	7,976	5,793	18,114	11,860

Net income	16,639	14,319	40,896	29,449

Net income available to common shareholders	$16,639	$14,319	$40,896	$29,449

Earnings per share
Basic	$0.87	$0.76	$2.14	$1.56

Diluted	$0.87	$0.75	$2.13	$1.54

Shares used in computing earnings per share
Basic	19,096,718	18,917,229	19,077,328	18,882,693

Diluted	19,184,984	19,080,065	19,178,893	19,069,949

Cash dividends declared per common share	$0.18	$0.15	$0.36	$0.30

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$16,639	$14,319	$40,896	$29,449
Other comprehensive income:
Unrealized gain (loss) on securities, net of tax	2,929	(1,576)	5,722	(758)

Comprehensive income	$19,568	$12,743	$46,618	$28,691

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amounts
Balance at December 31, 2015	20,388,396	$203	(1,258,250)	$(22,370)	$204,688	$268,873	$2,587	$453,981
Comprehensive income	—	—	—	—	—	40,896	5,722	46,618
Common stock issued upon exercise of options	38,879	1	—	—	500	—	—	501
Tax benefit from share-based payments	—	—	—	—	546	—	—	546
Restricted common stock issued	32,015	—	—	—	602	—	—	602
Share-based compensation	—	—	—	—	608	—	—	608
Dividends to shareholders	—	—	—	—	—	(6,909)	—	(6,909)

Balance at June 30, 2016	20,459,290	$204	(1,258,250)	$(22,370)	$206,944	$302,860	$8,309	$495,947

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$40,896	$29,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	594	687
Net amortization of investments	8,163	8,246
Deferred income taxes	291	(662)
Net realized (gains) losses on investments	(793)	2,558
Net realized losses on disposal of assets	1	1
Share-based compensation	744	380
Changes in operating assets and liabilities:
Premiums receivable, net	(22,871)	(24,184)
Accrued interest receivable	37	15
Deferred policy acquisition costs	(263)	(1,741)
Amounts held by others	1,016	(27,848)
Other assets	(756)	(1,818)
Reserves for loss and loss adjustment expenses	7,516	27,543
Unearned premiums	11,817	11,369
Reinsurance balances	(3,270)	(4,901)
Amounts held for others and policyholder deposits	4,700	2,295
Accounts payable and other liabilities	8,539	4,712

Net cash provided by operating activities	56,361	26,101
Investing activities
Purchases of investments held-to-maturity	(76,920)	(117,104)
Purchases of investments available-for-sale	(132,699)	(59,707)
Purchases of short-term investments	(12,132)	(4,440)
Proceeds from maturities of investments held-to-maturity	103,565	59,268
Proceeds from sales and maturities of investments available-for-sale	66,755	39,821
Proceeds from sales and maturities of short-term investments	2,507	31,055
Purchases of property and equipment	(850)	(553)

Net cash used in investing activities	(49,774)	(51,660)
Financing activities
Proceeds from stock option exercises	501	834
Tax benefit from share-based payments	546	1,071
Dividends to shareholders	(6,960)	(5,713)

Net cash used in financing activities	(5,913)	(3,808)

Change in cash and cash equivalents	674	(29,367)
Cash and cash equivalents at beginning of period	69,481	90,956

Cash and cash equivalents at end of period	$70,155	$61,589

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

In May 2015, the FASB issued Accounting Standards Update No. 2015-07, Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments in this update change the disclosure requirements for investments in certain entities that calculate net asset value (NAV) per share. Under current accounting standards entities are permitted to estimate the fair value of certain investments using the investment’s NAV as a practical expedient. The current disclosure guidance also permits entities to disclose the investment at NAV in the fair value hierarchy table as either Level 2 or Level 3, based upon certain criteria. The measurement basis utilizing NAV is different than the measurement criteria of all other investments which utilize inputs to calculate fair value. Due to this inconsistency, the FASB issued this ASU which requires entities to remove investments measured at NAV from the fair value hierarchy table. Other than the change in presentation, the adoption of this new guidance will not have an impact on our consolidated financial statements.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2. Stock Options and Restricted Stock

As of June 30, 2016, the Company has three equity incentive plans: the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”), the AMERISAFE 2010 Non-Employee Director Restricted Stock Plan (the “2010 Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). The 2005 Incentive Plan expired on October 27, 2015. No grants will be made under the 2005 Incentive Plan after October 27, 2015 but all grants made on or prior to such date will continue in effect thereafter subject to the terms and conditions of the 2005 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding the Company’s incentive plans.

During the six months ended June 30, 2016, the Company granted 27,077 and 5,952 shares of restricted common stock to executive officers and non-employee directors, respectively. The market value of the restricted shares granted totaled $1.9 million. During the six months ended June 30, 2015, the Company granted 25,461 and 7,112 shares of restricted common stock to executive officers and non-employee directors, respectively. The market value of the restricted shares granted totaled $1.4 million.

During the six months ended June 30, 2016, options to purchase 38,879 shares of common stock were exercised. During the six months ended June 30, 2015, options to purchase 97,850 shares of common stock were exercised. In connection with these exercises, the Company received $0.5 million and $0.8 million of stock option proceeds, respectively.

The Company recognized share-based compensation expense of $0.5 million in the quarter ended June 30, 2016 compared to an immaterial amount for the same period of 2015. The Company recognized share-based compensation expense of $0.7 million in the six months ended June 30, 2016 and $0.4 million for the same period of 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Basic EPS:
Net income available to common shareholders - basic	$16,639	$14,319	$40,896	$29,449

Basic weighted average common shares	19,096,718	18,917,229	19,077,328	18,882,693
Basic earnings per common share	$0.87	$0.76	$2.14	$1.56
Diluted EPS:
Net income available to common shareholders - diluted	$16,639	$14,319	$40,896	$29,449

Diluted weighted average common shares:
Weighted average common shares	19,096,718	18,917,229	19,077,328	18,882,693
Stock options and performance shares	88,266	162,836	101,565	187,256

Diluted weighted average common shares	19,184,984	19,080,065	19,178,893	19,069,949

Diluted earnings per common share	$0.87	$0.75	$2.13	$1.54

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at June 30, 2016 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$423,631	$19,066	$(3)	$442,694
Corporate bonds	163,648	1,739	(117)	165,270
Commercial mortgage-backed securities	6,681	37	(6)	6,712
U.S. agency-based mortgage-backed securities	11,849	1,280	(1)	13,128
U.S. Treasury securities and obligations of U.S. government agencies	12,261	1,057	—	13,318
Asset-backed securities	2,095	183	(76)	2,202

Totals	$620,165	$23,362	$(203)	$643,324

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at June 30, 2016 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$171,931	$9,788	$(70)	$181,649
Corporate bonds	201,031	2,590	(288)	203,333
U.S. agency-based mortgage-backed securities	12,672	46	(703)	12,015
U.S. Treasury securities and obligations of U.S. government agencies	62,354	1,346	—	63,700

Total fixed maturity	447,988	13,770	(1,061)	460,697
Other investments	10,000	850	—	10,850
Equity securities	—	32	—	32

Totals	$457,988	$14,652	$(1,061)	$471,579

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

A summary of the cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at June 30, 2016, by contractual maturity, is as follows:

Maturity	Amortized Cost	Fair Value
	(in thousands)
Within one year	$101,082	$102,092
After one year through five years	294,889	304,442
After five years through ten years	117,736	123,845
After ten years	85,833	90,903
U.S. agency-based mortgage-backed securities	11,849	13,128
Commercial mortgage-backed securities	6,681	6,712
Asset-backed securities	2,095	2,202

Totals	$620,165	$643,324

A summary of cost and fair value of investments in fixed maturity securities, classified as available-for-sale at June 30, 2016, by contractual maturity, is as follows:

Maturity	Amortized Cost	Fair Value
	(in thousands)
Within one year	$59,564	$59,891
After one year through five years	214,075	217,789
After five years through ten years	52,827	54,534
After ten years	108,850	116,468
U.S. agency-based mortgage-backed securities	12,672	12,015

Totals	$447,988	$460,697

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
	(in thousands)
June 30, 2016
Held-to-Maturity
Fixed maturity securities:
Corporate bonds	$14,753	$71	$5,498	$46	$20,251	$117
States and political subdivisions	4,780	3	—	—	4,780	3
U.S. agency-based mortgage-backed securities	—	—	25	1	25	1
Commercial mortgage-backed securities	1,720	6	—	—	1,720	6
Asset-backed securities	—	—	1,269	76	1,269	76

Total held-to-maturity securities	21,253	80	6,792	123	28,045	203

Available-for Sale
Fixed maturity securities:
Corporate bonds	$10,008	$103	$3,078	$185	$13,086	$288
States and political subdivisions	1,807	1	4,722	69	6,529	70
U.S. agency-based mortgage-backed securities	—	—	7,792	703	7,792	703

Total available-for-sale securities	11,815	104	15,592	957	27,407	1,061

Total	$33,068	$184	$22,384	$1,080	$55,452	$1,264

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
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

At June 30, 2016, the Company held 51 individual fixed maturity securities that were in an unrealized loss position, of which 24 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

The Company holds investments in a limited partnership hedge fund accounted for under the equity method. The carrying value of this investment is $10.8 million at June 30, 2016.

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

During the six months ended June 30, 2016, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments compared to $2.7 million for the same period in 2015.

Net realized gains in the six months ended June 30, 2016 were $0.8 million resulting from the sale of fixed maturity securities classified as available-for-sale. Net realized losses in the six months ended June 30, 2015 were $2.6 million resulting from an impairment loss of $2.7 million recognized for the other-than-temporary decline in the fair value of four fixed maturity securities offset by $0.1 million in gains on called fixed maturity securities.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of June 30, 2016, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended June 30, 2016 and 2015.

Tax years 2012 through 2015 are subject to examination by the federal and state taxing authorities.

Note 6. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $19.6 million for the three months ended June 30, 2016, compared to $12.7 million for the three months ended June 30, 2015. Comprehensive income was $46.6 million for the six months ended June 30, 2016, compared to $28.7 million for the same period in 2015. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale securities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$5,380	$3,628	$2,587	$2,810
Other comprehensive income (loss) before reclassification	3,286	(2,130)	5,986	(1,628)
Amounts reclassified from accumulated other comprehensive income	(357)	554	(264)	870

Net current period other comprehensive income (loss)	2,929	(1,576)	5,722	(758)

Ending balance	$8,309	$2,052	$8,309	$2,052

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in the statement of income
	2016	2015	2016	2015
	(in thousands)
Unrealized gains on available-for-sale securities	$549	$1,273	$406	$261	Net realized gains (losses) on investments
Other-than-temporary impairment	—	(2,126)	—	(1,600)	Net realized gains (losses) on investments

	549	(853)	406	(1,339)	Income before income taxes
	(192)	299	(142)	469	Income tax expense

	$357	$(554)	$264	$(870)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2016.

At June 30, 2016, assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available for sale—equity:
Domestic common stock	32	—	—	32
Securities available for sale—fixed maturity:
States and political subdivisions	—	181,649	—	181,649
Corporate bonds	—	203,333	—	203,333
U.S. agency-based mortgage-backed securities	—	12,015	—	12,015
U.S. Treasury securities	63,700	—	—	63,700

Total securities available for sale—fixed maturity	63,700	396,997	—	460,697

Total available for sale	$63,732	$396,997	$—	$460,729

At June 30, 2016, assets and liabilities measured at amortized cost are summarized below:

	June 30, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity
States and political subdivisions	$—	$442,694	$—	$442,694
Corporate bonds	—	165,270	—	165,270
Commercial mortgage-backed securities	—	6,712	—	6,712
U.S. agency-based mortgage-backed securities	—	13,128	—	13,128
U.S. Treasury securities	7,437	—	—	7,437
Obligations of U.S. government agencies	—	5,881	—	5,881
Asset-backed securities	—	2,202	—	2,202

Total held-to-maturity	$7,437	$635,887	$—	$643,324

At December 31, 2015, assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available for sale—equity:
Domestic common stock	31	—	—	31
Securities available for sale—fixed maturity:
States and political subdivisions	—	171,419	—	171,419
U.S. agency-based mortgage-backed securities	—	7,299	—	7,299
Corporate bonds	—	201,304	—	201,304

Total available for sale—fixed maturity	$—	$380,022	$—	$380,022

Total available for sale	$31	$380,022	$—	$380,053

At December 31, 2015, assets and liabilities measured at amortized cost are summarized below:

	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$423,754	$—	$423,754
Corporate bonds	—	170,573	—	170,573
Commercial mortgage-backed securities	—	37,683	—	37,683
U.S. agency-based mortgage-backed securities	—	14,471	—	14,471
U.S. Treasury securities	7,599	—	—	7,599
Obligations of U.S. government agencies	—	5,781	—	5,781
Asset-backed securities	—	2,415	—	2,415

Total held-to-maturity	$7,599	$654,677	$—	$662,276

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

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of June 30, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$620,165	$643,324	$645,164	$662,276
Fixed maturity securities—available-for-sale	460,697	460,697	380,022	380,022
Equity securities	32	32	31	31
Cash and cash equivalents	70,155	70,155	69,481	69,481
Short-term investments	17,165	17,165	7,718	7,718
Other investments	10,850	10,850	12,217	12,217

Note 8. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2015, the Board reauthorized this program with a limit of $25.0 million. Unless reauthorized, the program will expire on December 31, 2016. There were no shares repurchased under this program in the six months ended June 30, 2016. Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

Note 9. Commitments and Contingencies

In February 2015, the Company was notified of an adverse verdict against its subsidiary, American Interstate Insurance Company, related to a 2009 workers’ compensation claim in the State of Iowa. The verdict was for $25.3 million, of which $0.3 million was for actual damages and $25.0 million was awarded for punitive damages. American Interstate is appealing both the verdict and the damage awards. The Company has posted an appeal bond in the amount of $27.8 million, as required by law. The Company maintains reinsurance against catastrophic losses, including court ordered judgments. As of June 30, 2016, the Company’s total reserve for the claim was $2.5 million. The $2.5 million reserve does not include payments that the Company has previously paid in this case. The payments, plus the $2.5 million reserve, total $5.4 million. The Company’s retention is $5.0 million before its reinsurance providers are obligated to reimburse the Company for additional costs. The Company presently believes that the reserve amount, together with its reinsurance coverage, is adequate to satisfy this claim.

Note 10. Subsequent Events

On July 26, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share payable on September 23, 2016 to shareholders of record as of September 9, 2016. The Board intends to consider the payment of a regular cash dividend each calendar quarter.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2016 and 2015. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$103,224	$106,022	$203,606	$206,811
Net premiums earned	90,728	95,569	186,689	190,356
Net investment income	6,201	6,890	12,245	13,723
Total revenues	97,563	99,936	199,898	201,724
Total expenses	72,948	79,824	140,888	160,415
Net income	16,639	14,319	40,896	29,449
Diluted earnings per common share	$0.87	$0.75	$2.13	$1.54
Other Key Measures
Net combined ratio (1)	80.4%	83.6%	75.5%	84.2%
Return on average equity (2)	13.7%	12.3%	17.2%	12.8%
Book value per share (3)	$25.83	$24.87	$25.83	$24.87

(1)	The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by net premiums earned in the current period.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period.
(3)	Book value per share is calculated by dividing shareholders’ equity by total outstanding shares, as of the end of the period.

Consolidated Results of Operations for Three Months Ended June 30, 2016 Compared to June 30, 2015

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2016 were $103.2 million, compared to $106.0 million for the same period in 2015, a decrease of 2.6%. The decrease was attributable to a $3.0 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.9 million decrease in assumed premium from mandatory pooling arrangements. These decreases were partially offset by a $1.0 million increase in annual premiums on voluntary policies written during the period. The effective loss cost multiplier, or LCM, for our voluntary business was 1.73 for the second quarter ended June 30, 2016 compared to 1.81 for the same period in 2015.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2016 were $100.7 million, compared to $103.5 million for the same period in 2015, a decrease of 2.7%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.7% for the second quarter of 2016 compared to 2.6% for the second quarter of 2015. The increase in ceded premiums as a percentage of gross premiums earned reflects an increase of $0.1 million of additional ceded premium as a result of ceded losses during the period. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Net Premiums Earned. Net premiums earned for the second quarter of 2016 were $90.7 million, compared to $95.6 million for the same period in 2015, a decrease of 5.1%. The decrease was attributable to a $3.0 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.9 million decrease in assumed premium from mandatory pooling arrangements.

Net Investment Income. Net investment income for the quarter ended June 30, 2016 was $6.2 million, compared to $6.9 million for the same period in 2015. The decrease of $0.7 million was largely due to the decline in value of a hedge fund investment where the change in value is recorded in investment income each quarter. Average invested assets, including cash and cash equivalents, were $1.2 billion in the quarter ended June 30, 2016, compared to an average of $1.1 billion for the same period in 2015, an increase of 1.6%. The pre-tax investment yield on our investment portfolio was 2.1% and 2.4% per annum during the quarters ended June 30, 2016 and 2015, respectively. The tax-equivalent yield on our investment portfolio was 3.3% per annum for the quarter ended June 30, 2016, compared to 3.6% per annum for the same period in 2015. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended June 30, 2016 totaled $0.5 million compared to net realized losses of $2.6 million for the same period in 2015. Net realized gains in the second quarter of 2016 were attributable to the sale of fixed maturity securities classified as available-for-sale. Net realized losses in the second quarter of 2015 were attributable to other-than-temporary impairments of four fixed maturity securities of $2.7 million partially offset by realized gains on the call of fixed maturity securities.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $49.2 million for the three months ended June 30, 2016, compared to $57.3 million for the same period in 2015, a decrease of $8.1 million, or 14.2%. The current accident year losses and LAE incurred were $61.6 million, or 67.9% of net premiums earned, compared to $66.7 million, or 69.8% of net premiums earned, for the same period in 2015. We recorded favorable prior accident year development of $12.4 million in the second quarter of 2016, compared to favorable prior accident year development of $9.4 million in the same period of 2015, as further discussed below in “Prior Year Development.” Our net loss ratio was 54.2% in the second quarter of 2016, compared to 60.0% for the same period of 2015.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2016 were $22.6 million, compared to $22.1 million for the same period in 2015, an increase of 2.2%. This increase was primarily due to a $1.0 million increase in accounts receivable write-offs due to a change in estimate recorded in prior year and a $0.4 million increase in compensation expense. Offsetting these increases were a $0.4 million decrease in commission expense, a $0.3 million decrease in premium taxes and a $0.3 million decrease in mandatory pooling arrangement fees. Our expense ratio was 24.9% in the second quarter of 2016 compared to 23.1% in the second quarter of 2015.

Income Tax Expense. Income tax expense for the three months ended June 30, 2016 was $8.0 million, compared to $5.8 million for the same period in 2015. The increase was attributable to an increase in the pre-tax income to $24.6 million in the quarter ended June 30, 2016 from $20.1 million in the same period in 2015. Also, the effective tax rate increased to 32.4% in the quarter ended June 30, 2016 from 28.8% in the same period in 2015. The increase in the tax rate resulted from a higher proportion of underwriting income to tax-exempt income in the quarter relative to the second quarter of 2015.

Consolidated Results of Operations for Six Months Ended June 30, 2016 Compared to June 30, 2015

Gross Premiums Written. Gross premiums written for the first six months of 2016 were $203.6 million, compared to $206.8 million for the same period in 2015, a decrease of 1.5%. The decrease was attributable to a $2.0 million decrease in annual premiums on voluntary policies written during the period, a $0.8 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.7 million decrease in assumed premium from mandatory pooling arrangements. The effective LCM for our voluntary business was 1.74 for the six months ended June 30, 2016 compared to 1.81 for the same period in 2015.

Net Premiums Written. Net premiums written for the six months ended June 30, 2016 were $198.5 million, compared to $201.7 million for the same period in 2015, a decrease of 1.6%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.7% and 2.6% for the first six months of 2016 and 2015, respectively. The increase in ceded premiums as a percentage of gross premiums earned reflects an increase of $0.1 million of additional ceded premium as a result of ceded losses during the period. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Net Premiums Earned. Net premiums earned for the first six months of 2016 were $186.7 million, compared to $190.4 million for the same period in 2015, a decrease of 1.9%. The decrease was attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the first six months of 2016 was $12.2 million, compared to $13.7 million for the same period in 2015, a decrease of 10.8%. The decrease was attributable to the decline in value of a hedge fund investment where the change in value is recorded in investment income each quarter. Average invested assets, including cash and cash equivalents increased 1.0% to $1.1 billion in the six months ended June 30, 2016. The pre-tax investment yield on our investment portfolio was 2.1% per annum during the six months ended June 30, 2016, compared to 2.5% per annum during the same period in 2015. The tax-equivalent yield on our investment portfolio was 3.3% per annum for the first six months of 2016 compared to 3.6% for the same period in 2015. The tax-equivalent yield is calculated using the effective interest rate and a 35% marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the six months ended June 30, 2016 totaled $0.8 million, compared to net realized losses of $2.6 million for the same period in 2015. Net realized gains in the first half of 2016 were attributable to the sale of fixed maturity securities classified as available-for-sale. Net realized losses in the first half of 2015 were attributable to other-than-temporary impairments of four fixed maturity securities of $2.7 million.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $95.9 million for the six months ended June 30, 2016, compared to $117.3 million for the same period in 2015, a decrease of $21.4 million, or 18.3%. The current accident year losses and LAE incurred were $126.8 million, or 67.9% of net premiums earned, compared to $132.9 million, or 69.8% of net premiums earned, for the same period in 2015. We recorded favorable prior accident year development of $30.9 million in the first six months of 2016, compared to favorable prior accident year development of $15.6 million in the same period of 2015, as further discussed below in “Prior Year Development.” Our net loss ratio was 51.4% in the first six months of 2016, compared to 61.6% for the same period of 2015.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the six months ended June 30, 2016 were $42.7 million, compared to $42.5 million for the same period in 2015, an increase of 0.6%. This increase was primarily due to a $1.3 million increase in accounts receivable write-offs due to a change in estimate recorded in prior year, a $0.3 million increase in compensation expense and a $0.2 million increase in auditor fees. Offsetting these increases were a $0.8 million decrease in premium taxes, a $0.5 million decrease in commission expense and a $0.3 million decrease in mandatory pooling arrangement fees. Our expense ratio was 22.9% in the first six months of 2016 compared to 22.3% in the same period of 2015.

Income Tax Expense. Income tax expense for the six months ended June 30, 2016 was $18.1 million, compared to $11.9 million for the same period in 2015. The increase was attributable to an increase in pre-tax income to $59.0 million in the first six months of 2016 from $41.3 million in the first six months of 2015. The effective tax rate increased to 30.7% for the six months ended June 30, 2016 from 28.7% for the six months ended June 30, 2015. The increase in the tax rate resulted from a higher proportion of underwriting income to tax-exempt income for the six months ended June 30, 2016 compared with the six months ended June 30, 2015.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $56.4 million for the six months ended June 30, 2016, which represented a $30.3 million increase from $26.1 million in net cash provided by operating activities for the six months ended June 30, 2015. This increase in operating cash flow was attributable to a $28.9 million decrease in amounts held by others, a $7.0 million decrease in underwriting expenses paid, a $2.8 million decrease in losses paid and a $0.3 million increase in paid losses payable. Offsetting these increases were a $4.5 million increase in federal taxes paid, a $2.3 million decrease in premium collections and a $1.5 million decrease in investment income.

Net cash used in investing activities was $49.8 million for the six months ended June 30, 2016, compared to net cash used in investment activities of $51.7 million for the same period in 2015. Cash provided by sales and maturities of investments totaled $172.8 million for the six months ended June 30, 2016, compared to $130.1 million for the same period in 2015. A total of $221.8 million in cash was used to purchase investments in the six months ended June 30, 2016, compared to $181.3 million in purchases for the same period in 2015.

Net cash used in financing activities in the six months ended June 30, 2016 was $5.9 million compared to net cash used in financing activities of $3.8 million for the same period in 2015. In the six months ended June 30, 2016, $7.0 million of cash was used for dividends paid to shareholders compared to $5.7 million in the same period of 2015. Offsetting this increase were proceeds of $0.5 million and $0.8 million from stock option exercises in the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, the tax benefit from share based compensation was $0.5 million compared to $1.1 million for the same period in 2015.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.2 billion on June 30, 2016 compared to $1.1 billion at December 31, 2015. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2016, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$423,631	35.9%
U.S. agency-based mortgage-backed securities	11,849	1.0%
Commercial mortgage-backed securities	6,681	0.6%
U.S. Treasury securities and obligations of U.S. government agencies	12,261	1.0%
Corporate bonds	163,648	13.9%
Asset-backed securities	2,095	0.2%

Total fixed maturity securities—held-to-maturity	620,165	52.6%

Fixed maturity securities—available-for-sale:
States and political subdivisions	181,649	15.4%
U.S. agency-based mortgage-backed securities	12,015	1.0%
U.S. Treasury securities and obligations of U.S. government agencies	63,700	5.4%
Corporate bonds	203,333	17.2%

Total fixed maturity securities—available-for-sale	460,697	39.0%

Equity securities	32	0.0%
Short-term investments	17,165	1.5%
Cash and cash equivalents	70,155	6.0%
Other investments	10,850	0.9%

Total investments, including cash and cash equivalents	$1,179,064	100.0%

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

During the three and six months ended June 30, 2016, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

During the three and six months ended June 30, 2015, the Company recorded charges for four fixed maturity securities whose fair values were determined to be other-than-temporarily impaired. These charges are included in “Net realized gains (losses) on investments”, and totaled $2.7 million for the three and six months ended June 30, 2015.

Prior Year Development

The Company recorded favorable prior accident year development of $12.4 million in the three months ended June 30, 2016. The table below sets forth the favorable development for the three and six months ended June 30, 2016 and 2015 for accident years 2011 through 2015 and, collectively, for all accident years prior to 2011.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	(in millions)
Accident Year
2015	$—	$—	$—	$—
2014	3.8	—	7.7	—
2013	4.2	1.0	9.4	1.0
2012	1.7	3.5	7.5	8.2
2011	0.1	—	1.4	1.1
Prior to 2011	2.6	4.9	4.9	5.3

Total net development	$12.4	$9.4	$30.9	$15.6

The table below sets forth the number of open claims as of June 30, 2016 and 2015, and the number of claims reported and closed during the three and six months then ended.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Open claims at beginning of period	5,151	5,337	5,300	5,515
Claims reported	1,339	1,352	2,610	2,603
Claims closed	(1,349)	(1,453)	(2,769)	(2,882)

Open claims at end of period	5,141	5,236	5,141	5,236

The number of open claims at June 30, 2016 decreased by 95 claims as compared to the number of open claims at June 30, 2015. At June 30, 2016, our incurred amounts for certain accident years, particularly 2012, 2013 and 2014, developed more favorably than management previously expected. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement. We believe the favorable loss development in accident years 2012, 2013 and 2014 resulted primarily from an intensive claims management focus with the company actively seeking to settle claims, leading to favorable development.

The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of June 30, 2016, actual results for these accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2015, the Board reauthorized this program. As of June 30, 2016, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. There were no shares purchased during the six months ended June 30, 2016 and 2015. We intend to purchase shares of our common stock from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital. At June 30, 2016, the dollar value of shares that may yet be purchased under the program is $25.0 million.

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

AMERISAFE, INC.

July 29, 2016	/S/ G. Janelle Frost
G. Janelle Frost
President and Chief Executive Officer
(Principal Executive Officer)

July 29, 2016	/s/ Neal A. Fuller
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