Form 10-Q
period 2016-09-30
AMERISAFE INC
filed 2016-10-28
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of October 26, 2016, there were 19,230,135 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $620,781 and $662,276 in 2016 and 2015, respectively)	$601,314	$645,164
Fixed maturity securities—available-for-sale, at fair value (cost $460,497 and $376,109 in 2016 and 2015, respectively)	470,620	380,022
Equity securities—available-for-sale, at fair value (cost $0, in 2016 and 2015)	32	31
Short-term investments	11,494	7,718
Other investments	12,174	12,217
Total investments	1,095,634	1,045,152
Cash and cash equivalents	86,612	69,481
Amounts recoverable from reinsurers	102,815	91,077
Premiums receivable, net of allowance	200,987	185,364
Deferred income taxes	28,278	29,905
Accrued interest receivable	11,948	11,685
Property and equipment, net	6,387	6,181
Deferred policy acquisition costs	20,363	20,412
Other assets	47,154	42,788
Total assets	$1,600,178	$1,502,045
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$736,276	$718,033
Unearned premiums	175,773	167,983
Reinsurance premiums payable	—	154
Amounts held for others	55,946	49,790
Policyholder deposits	48,781	48,380
Insurance-related assessments	35,875	32,329
Federal income tax payable	2,810	911
Accounts payable and other liabilities	32,905	30,484
Payable for investments purchased	2,069	—
Total liabilities	1,090,435	1,048,064
Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2016 and 2015; 20,488,385 and 20,388,396 shares issued and 19,230,135 and 19,130,146 shares outstanding in 2016 and 2015, respectively	204	203
Additional paid-in capital	208,009	204,688
Treasury stock at cost (1,258,250 shares in 2016 and 2015)	(22,370)	(22,370)
Accumulated earnings	317,304	268,873
Accumulated other comprehensive income, net	6,596	2,587
Total shareholders’ equity	509,743	453,981
Total liabilities and shareholders’ equity	$1,600,178	$1,502,045

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Gross premiums written	$88,837	$91,061	$292,443	$297,872
Ceded premiums written	(2,945)	(4,232)	(8,046)	(9,317)
Net premiums written	$85,892	$86,829	$284,397	$288,555
Net premiums earned	$89,918	$90,504	$276,607	$280,860
Net investment income	8,006	6,923	20,251	20,646
Net realized gains (losses) on investments	181	40	974	(2,518)
Fee and other income	101	3	272	206
Total revenues	98,206	97,470	298,104	299,194
Expenses
Loss and loss adjustment expenses incurred	50,526	48,942	146,413	166,252
Underwriting and certain other operating costs	8,104	9,293	25,325	26,043
Commissions	6,362	6,696	19,731	20,606
Salaries and benefits	6,298	6,278	18,403	18,070
Policyholder dividends	889	371	3,195	1,024
Total expenses	72,179	71,580	213,067	231,995
Income before income taxes	26,027	25,890	85,037	67,199
Income tax expense	8,131	7,950	26,245	19,810
Net income	17,896	17,940	58,792	47,389
Net income available to common shareholders	$17,896	$17,940	$58,792	$47,389
Earnings per share
Basic	$0.94	$0.95	$3.08	$2.51
Diluted	$0.93	$0.94	$3.06	$2.48
Shares used in computing earnings per share
Basic	19,121,947	18,968,718	19,092,298	18,911,675
Diluted	19,190,191	19,096,259	19,186,398	19,088,140
Cash dividends declared per common share	$0.18	$0.15	$0.54	$0.45

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$17,896	$17,940	$58,792	$47,389
Other comprehensive income:
Unrealized gain (loss) on securities, net of tax	(1,713)	1,308	4,009	550
Comprehensive income	$16,183	$19,248	$62,801	$47,939

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amounts
Balance at December 31, 2015	20,388,396	$203	(1,258,250)	$(22,370)	$204,688	$268,873	$2,587	$453,981
Comprehensive income	—	—	—	—	—	58,792	4,009	62,801
Common stock issued upon exercise of options	68,879	1	—	—	836	—	—	837
Tax benefit from share-based payments	—	—	—	—	976	—	—	976
Restricted common stock issued	31,110	—	—	—	603	—	—	603
Share-based compensation	—	—	—	—	906	—	—	906
Dividends to shareholders	—	—	—	—	—	(10,361)	—	(10,361)
Balance at September 30, 2016	20,488,385	$204	(1,258,250)	$(22,370)	$208,009	$317,304	$6,596	$509,743

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$58,792	$47,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	884	1,030
Net amortization of investments	12,306	12,295
Deferred income taxes	(532)	(752)
Net realized (gains) losses on investments	(959)	2,518
Net realized losses on disposal of assets	1	24
Share-based compensation	1,143	691
Changes in operating assets and liabilities:
Premiums receivable, net	(15,623)	(15,169)
Accrued interest receivable	(263)	(571)
Deferred policy acquisition costs	49	(1,440)
Amounts held by others	1,016	(27,847)
Other assets	(2,929)	(1,712)
Reserves for loss and loss adjustment expenses	18,243	33,108
Unearned premiums	7,790	7,694
Reinsurance balances	(11,892)	(5,773)
Amounts held for others and policyholder deposits	6,557	5,682
Accounts payable and other liabilities	8,285	5,555
Net cash provided by operating activities	82,868	62,722
Investing activities
Purchases of investments held-to-maturity	(102,830)	(145,771)
Purchases of investments available-for-sale	(161,482)	(114,406)
Purchases of short-term investments	(12,132)	(7,000)
Proceeds from maturities of investments held-to-maturity	136,896	115,656
Proceeds from sales and maturities of investments available-for-sale	75,470	70,652
Proceeds from sales and maturities of short-term investments	8,033	33,341
Purchases of property and equipment	(1,091)	(759)
Net cash used in investing activities	(57,136)	(48,287)
Financing activities
Proceeds from stock option exercises	837	1,277
Tax benefit from share-based payments	976	1,795
Dividends to shareholders	(10,414)	(8,564)
Net cash used in financing activities	(8,601)	(5,492)
Change in cash and cash equivalents	17,131	8,943
Cash and cash equivalents at beginning of period	69,481	90,956
Cash and cash equivalents at end of period	$86,612	$99,899

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

Note 2. Stock Options and Restricted Stock

As of September 30, 2016, the Company has three equity incentive plans: the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”), the AMERISAFE 2010 Non-Employee Director Restricted Stock Plan (the “2010 Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). The 2005 Incentive Plan expired on October 27, 2015. No grants will be made under the 2005 Incentive Plan after October 27, 2015 but all grants made on or prior to such date will continue in effect thereafter subject to the terms and conditions of the 2005 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding the Company’s incentive plans.

During the nine months ended September 30, 2016, the Company granted 27,077 and 5,952 shares of restricted common stock to executive officers and non-employee directors, respectively. The market value of the restricted shares granted totaled $1.9 million. During the nine months ended September 30, 2015, the Company granted 50,461 and 7,112 shares of restricted common stock to executive officers and non-employee directors, respectively. The market value of the restricted shares granted totaled $2.6 million.

During the nine months ended September 30, 2016, options to purchase 68,879 shares of common stock were exercised. During the nine months ended September 30, 2015, options to purchase 156,850 shares of common stock were exercised. In connection with these exercises, the Company received $0.8 million and $1.3 million of stock option proceeds, respectively.

The Company recognized share-based compensation expense of $0.4 million in the quarter ended September 30, 2016 compared to $0.3 for the same period of 2015. The Company recognized share-based compensation expense of $1.1 million in the nine months ended September 30, 2016 and $0.7 million for the same period of 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Basic EPS:
Net income available to common shareholders - basic	$17,896	$17,940	$58,792	$47,389
Basic weighted average common shares	19,121,947	18,968,718	19,092,298	18,911,675
Basic earnings per common share	$0.94	$0.95	$3.08	$2.51
Diluted EPS:
Net income available to common shareholders - diluted	$17,896	$17,940	$58,792	$47,389
Diluted weighted average common shares:
Weighted average common shares	19,121,947	18,968,718	19,092,298	18,911,675
Stock options and performance shares	68,244	127,541	94,100	176,465
Diluted weighted average common shares	19,190,191	19,096,259	19,186,398	19,088,140
Diluted earnings per common share	$0.93	$0.94	$3.06	$2.48

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at September 30, 2016 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$418,155	$15,675	$(96)	$433,734
Corporate bonds	158,042	1,698	(81)	159,659
Commercial mortgage-backed securities	290	—	—	290
U.S. agency-based mortgage-backed securities	10,943	1,193	—	12,136
U.S. Treasury securities and obligations of U.S. government agencies	11,863	986	(1)	12,848
Asset-backed securities	2,021	158	(65)	2,114
Totals	$601,314	$19,710	$(243)	$620,781

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at September 30, 2016 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$188,689	$8,450	$(359)	$196,780
Corporate bonds	197,167	2,259	(214)	199,212
U.S. agency-based mortgage-backed securities	12,026	51	(797)	11,280
U.S. Treasury securities and obligations of U.S. government agencies	62,615	821	(88)	63,348
Total fixed maturity	460,497	11,581	(1,458)	470,620
Other investments	10,000	2,174	—	12,174
Equity securities	—	32	—	32
Totals	$470,497	$13,787	$(1,458)	$482,826

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

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at September 30, 2016, by contractual maturity, is as follows:

Maturity	Amortized Cost	Fair Value
	(in thousands)
Within one year	$95,695	$96,339
After one year through five years	302,699	311,060
After five years through ten years	107,854	113,247
After ten years	81,812	85,595
U.S. agency-based mortgage-backed securities	290	290
Commercial mortgage-backed securities	10,943	12,136
Asset-backed securities	2,021	2,114
Totals	$601,314	$620,781

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at September 30, 2016, by contractual maturity, is as follows:

Maturity	Amortized Cost	Fair Value
	(in thousands)
Within one year	$68,399	$68,884
After one year through five years	213,596	216,619
After five years through ten years	38,679	39,845
After ten years	127,797	133,992
U.S. agency-based mortgage-backed securities	12,026	11,280
Totals	$460,497	$470,620

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
	(in thousands)
September 30, 2016
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$23,075	$96	$—	$—	$23,075	$96
Corporate bonds	9,696	55	3,173	26	12,869	81
U.S. Treasury securities and obligations of U.S. government agencies	637	1	—	—	637	1
Asset-backed securities	—	—	1,221	65	1,221	65
Total held-to-maturity securities	33,408	152	4,394	91	37,802	243
Available-for Sale
Fixed maturity securities:
States and political subdivisions	$22,147	$328	$4,746	$31	$26,893	$359
Corporate bonds	7,673	9	7,900	205	15,573	214
U.S. agency-based mortgage-backed securities	—	—	6,930	797	6,930	797
U.S. Treasury securities and obligations of U.S. government agencies	3,266	88	—	—	3,266	88
Total available-for-sale securities	33,086	425	19,576	1,033	52,662	1,458
Total	$66,494	$577	$23,970	$1,124	$90,464	$1,701

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
December 31, 2015
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$24,068	$45	$—	$—	$24,068	$45
Corporate bonds	128,436	687	18,139	123	146,575	810
Commercial mortgage-backed securities	9,784	15	—	—	9,784	15
U.S. agency-based mortgage-backed securities	18	—	28	1	46	1
U.S. Treasury securities and obligations of U.S. government agencies	2,980	4	—	—	2,980	4
Asset-backed securities	—	—	1,389	76	1,389	76
Total held-to-maturity securities	165,286	751	19,556	200	184,842	951
Available-for Sale
Fixed maturity securities:
States and political subdivisions	$6,560	$9	$4,439	$198	$10,999	$207
Corporate bonds	141,857	1,475	4,216	11	146,073	1,486
U.S. agency-based mortgage-backed securities	434	37	6,794	1,556	7,228	1,593
Total available-for-sale securities	148,851	1,521	15,449	1,765	164,300	3,286
Total	$314,137	$2,272	$35,005	$1,965	$349,142	$4,237

At September 30, 2016, the Company held 73 individual fixed maturity securities that were in an unrealized loss position, of which 19 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

The Company holds investments in a limited partnership hedge fund accounted for under the equity method. The carrying value of this investment is $12.2 million at September 30, 2016.

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

During the nine months ended September 30, 2016, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments compared to $2.7 million for the same period in 2015.

Net realized gains in the nine months ended September 30, 2016 were $1.0 million resulting from the sale of fixed maturity securities classified as available-for-sale. Net realized losses in the nine months ended September 30, 2015 were $2.5 million resulting from an impairment loss of $2.7 million recognized for the other-than-temporary decline in the fair value of four fixed maturity securities offset by $0.2 million in gains on called fixed maturity securities.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of September 30, 2016, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended September 30, 2016 and 2015.

Tax years 2012 through 2015 are subject to examination by the federal and state taxing authorities.

Note 6. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $16.2 million for the three months ended September 30, 2016, compared to $19.2 million for the three months ended September 30, 2015. Comprehensive income was $62.8 million for the nine months ended September 30, 2016, compared to $47.9 million for the same period in 2015. The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale securities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$8,309	$2,052	$2,587	$2,810
Other comprehensive income (loss) before reclassification	(1,589)	1,400	4,286	(188)
Amounts reclassified from accumulated other comprehensive income	(124)	(92)	(277)	738
Net current period other comprehensive income (loss)	(1,713)	1,308	4,009	550
Ending balance	$6,596	$3,360	$6,596	$3,360

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in the statement of income
	2016	2015	2016	2015
	(in thousands)
Unrealized gains on available-for-sale securities	$191	$142	$426	$464	Net realized gains (losses) on investments
Other-than-temporary impairment	—	—	—	(1,600)	Net realized gains (losses) on investments
	191	142	426	(1,136)	Income before income taxes
	(67)	(50)	(149)	398	Income tax expense
	$124	$92	$277	$(738)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2016.

At September 30, 2016, assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available for sale—equity:
Domestic common stock	$32	$—	$—	$32
Securities available for sale—fixed maturity:
States and political subdivisions	—	196,780	—	196,780
Corporate bonds	—	199,212	—	199,212
U.S. agency-based mortgage-backed securities	—	11,280	—	11,280
U.S. Treasury securities	63,348	—	—	63,348
Total securities available for sale—fixed maturity	63,348	407,272	—	470,620
Total available for sale	$63,380	$407,272	$—	$470,652

At September 30, 2016, assets and liabilities measured at amortized cost are summarized below:

	September 30, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity
States and political subdivisions	$—	$433,734	$—	$433,734
Corporate bonds	—	159,659	—	159,659
Commercial mortgage-backed securities	—	290	—	290
U.S. agency-based mortgage-backed securities	—	12,136	—	12,136
U.S. Treasury securities	7,029	—	—	7,029
Obligations of U.S. government agencies	—	5,819	—	5,819
Asset-backed securities	—	2,114	—	2,114
Total held-to-maturity	$7,029	$613,752	$—	$620,781

At December 31, 2015, assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available for sale—equity:
Domestic common stock	$31	$—	$—	$31
Securities available for sale—fixed maturity:
States and political subdivisions	—	171,419	—	171,419
Corporate bonds	—	201,304	—	201,304
U.S. agency-based mortgage-backed securities	—	7,299	—	7,299
Total available for sale—fixed maturity	$—	$380,022	$—	$380,022
Total available for sale	$31	$380,022	$—	$380,053

At December 31, 2015, assets and liabilities measured at amortized cost are summarized below:

	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$423,754	$—	$423,754
Corporate bonds	—	170,573	—	170,573
Commercial mortgage-backed securities	—	37,683	—	37,683
U.S. agency-based mortgage-backed securities	—	14,471	—	14,471
U.S. Treasury securities	7,599	—	—	7,599
Obligations of U.S. government agencies	—	5,781	—	5,781
Asset-backed securities	—	2,415	—	2,415
Total held-to-maturity	$7,599	$654,677	$—	$662,276

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

Cash and Cash Equivalents —The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values, which are characterized as Level 1 assets.

Investments —The fair values for fixed maturity and equity securities are based on prices obtained from an independent pricing service. Equity and treasury securities are characterized as Level 1 assets, as their fair values are based on quoted prices in active markets. Fixed maturity securities, other than treasury securities, are characterized as Level 2 assets, as their fair values are determined using observable market inputs.

Short Term Investments —The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values. These securities are characterized as Level 2 assets in the fair value hierarchy.

Other Investments —Other investments consist of a limited partnership (“LP”) interest that is accounted for under the equity method valued using the net asset value provided by the general partner of the LP, which approximates the fair value of the interest. The LP’s objective is to generate absolute returns by investing long and short in publicly-traded global securities. Redemptions are allowed monthly following a 60-day notice with no lock up periods. The Company has no unfunded commitments related to the LP.

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of September 30, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$601,314	$620,781	$645,164	$662,276
Fixed maturity securities—available-for-sale	470,620	470,620	380,022	380,022
Equity securities	32	32	31	31
Cash and cash equivalents	86,612	86,612	69,481	69,481
Short-term investments	11,494	11,494	7,718	7,718
Other investments	12,174	12,174	12,217	12,217

Note 8. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million. Unless reauthorized, the program will expire on December 31, 2017. There were no shares repurchased under this program in the nine months ended September 30, 2016. Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

Note 9. Commitments and Contingencies

In February 2015, the Company was notified of an adverse verdict against its subsidiary, American Interstate Insurance Company, related to a 2009 workers’ compensation claim in the State of Iowa. The verdict was for $25.3 million, of which $0.3 million was for actual damages and $25.0 million was awarded for punitive damages. American Interstate is appealing both the verdict and the damage awards. The Company has posted an appeal bond in the amount of $27.8 million, as required by law. The Company maintains reinsurance against catastrophic losses, including court ordered judgments. As of September 30, 2016, the Company’s total reserve for the claim was $2.5 million. The $2.5 million reserve does not include payments that the Company has previously paid in this case. The payments, plus the $2.5 million reserve, total $5.4 million. The Company’s retention is $5.0 million before its reinsurance providers are obligated to reimburse the Company for additional costs. The Company presently believes that the reserve amount, together with its reinsurance coverage, is adequate to satisfy this claim.

Note 10. Subsequent Events

On October 25, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share payable on December 29, 2016 to shareholders of record as of December 15, 2016. The Board considers the payment of a regular cash dividend each calendar quarter.

On October 25, 2016, the Company’s Board of Directors declared an extraordinary cash dividend of $3.25 per share payable on December 29, 2016 to shareholders of record on December 15, 2016.

On October 25, 2016, the Company’s Board of Directors reauthorized the share repurchase program with a limit of $25.0 million.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2016 and 2015. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$88,837	$91,061	$292,443	$297,872
Net premiums earned	89,918	90,504	276,607	280,860
Net investment income	8,006	6,923	20,251	20,646
Total revenues	98,206	97,470	298,104	299,194
Total expenses	72,179	71,580	213,067	231,995
Net income	17,896	17,940	58,792	47,389
Diluted earnings per common share	$0.93	$0.94	$3.06	$2.48
Other Key Measures
Net combined ratio (1)	80.3%	79.1%	77.0%	82.6%
Return on average equity (2)	14.2%	14.9%	16.3%	13.5%
Book value per share (3)	$26.51	$25.69	$26.51	$25.69

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

Consolidated Results of Operations for Three Months Ended September 30, 2016 Compared to September 30, 2015

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2016 were $88.8 million, compared to $91.1 million for the same period in 2015, a decrease of 2.4%. The decrease was attributable to a $1.2 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.8 million decrease in annual premiums on voluntary policies written during the period.  The effective loss cost multiplier, or LCM, for our voluntary business was 1.71 for the third quarter ended September 30, 2016 compared to 1.77 for the same period in 2015.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2016 were $85.9 million, compared to $86.8 million for the same period in 2015, a decrease of 1.1%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.2% for the third quarter of 2016 compared to 4.5% for the third quarter of 2015. The decrease in ceded premiums as a percentage of gross premiums earned reflects a decrease of $1.3 million of additional ceded premium as a result of ceded losses during the period compared to prior year. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Net Premiums Earned. Net premiums earned for the third quarter of 2016 were $89.9 million, compared to $90.5 million for the same period in 2015, a decrease of 0.6%. The decrease was attributable to a $1.2 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.

Net Investment Income. Net investment income for the quarter ended September 30, 2016 was $8.0 million, compared to $6.9 million for the same period in 2015. The increase of $1.1 million was largely due to the increase in value of a hedge fund investment where the change in value is recorded in investment income each quarter. Average invested assets, including cash and cash equivalents, were $1.2 billion in the quarter ended September 30, 2016, compared to an average of $1.1 billion for the same period in 2015, an increase of 4.5%. The pre-tax investment yield on our investment portfolio was 2.7% and 2.4% per annum during the quarters ended September 30, 2016 and 2015, respectively. The tax-equivalent yield on our investment portfolio was 3.2% per annum for the quarter ended September 30, 2016, compared to 3.3% per annum for the same period in 2015. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended September 30, 2016 totaled $0.2 million compared to immaterial net realized gains  for the same period in 2015. Net realized gains in the third quarter of 2016 were attributable to the sale of fixed maturity securities classified as available-for-sale.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $50.5 million for the three months ended September 30, 2016, compared to $48.9 million for the same period in 2015, an increase of $1.6 million, or 3.2%. The current accident year losses and LAE incurred were $61.1 million, or 67.9% of net premiums earned, compared to $63.2 million, or 69.8% of net premiums earned, for the same period in 2016. We recorded favorable prior accident year development of $10.5 million in the third quarter of 2016, compared to favorable prior accident year development of $14.2 million in the same period of 2015, as further discussed below in “Prior Year Development.” Our net loss ratio was 56.2% in the third quarter of 2016, compared to 54.1% for the same period of 2015.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2016 were $20.8 million, compared to $22.3 million for the same period in 2015, a decrease of 6.7%. This decrease was primarily due to a $0.5 million decrease in insurance related assessments, a $0.3 million decrease in commission expense, a $0.2 million decrease in premium taxes and a $0.2 million decrease in accounts receivable write-offs. Our expense ratio was 23.1% in the third quarter of 2016 compared to 24.6% in the third quarter of 2015.

Income Tax Expense. Income tax expense for the three months ended September 30, 2016 was $8.1 million, compared to $8.0 million for the same period in 2015. The increase was attributable to an increase in the pre-tax income to $26.0 million in the quarter ended September 30, 2016 from $25.9 million in the same period in 2015. Also, the effective tax rate increased to 31.2% in the quarter ended September 30, 2016 from 30.7% in the same period in 2015. The increase in the tax rate resulted from a higher proportion of underwriting income to tax-exempt income in the quarter relative to the third quarter of 2015.

Consolidated Results of Operations for Nine Months Ended September 30, 2016 Compared to September 30, 2015

Gross Premiums Written. Gross premiums written for the first nine months of 2016 were $292.4 million, compared to $297.9 million for the same period in 2015, a decrease of 1.8%. The decrease was attributable to a $2.8 million decrease in annual premiums on voluntary policies written during the period, a $2.1 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.7 million decrease in assumed premium from mandatory pooling arrangements. The effective LCM for our voluntary business was 1.73 for the nine months ended September 30, 2016 compared to 1.80 for the same period in 2015.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2016 were $284.4 million, compared to $288.6 million for the same period in 2015, a decrease of 1.4%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.8% and 3.2% for the first nine months of 2016 and 2015, respectively. The decrease in ceded premiums as a percentage of gross premiums earned reflects a decrease of $1.1 million of additional ceded premium as a result of ceded losses during the period compared to prior year. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Net Premiums Earned. Net premiums earned for the first nine months of 2016 were $276.6 million, compared to $280.9 million for the same period in 2015, a decrease of 1.5%. The decrease was attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the first nine months of 2016 was $20.3 million, compared to $20.6 million for the same period in 2015, a decrease of 1.9%.      Average invested assets, including cash and cash equivalents increased 2.0% to $1.2 billion in the nine months ended September 30, 2016. The pre-tax investment yield on our investment portfolio was 2.4% per annum during the nine months ended September 30, 2016 and 2015. The tax-equivalent yield on our investment portfolio was 3.2% per annum for the first nine months of 2016 compared to 3.3% for the same period in 2015. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the nine months ended September 30, 2016 totaled $1.0 million, compared to net realized losses of $2.5 million for the same period in 2015. Net realized gains in the first nine months of 2016 were attributable to the sale of fixed maturity securities classified as available-for-sale. Net realized losses in the nine months of 2015 were attributable to other-than-temporary impairments of four fixed maturity securities of $2.7 million.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $146.4 million for the nine months ended September 30, 2016, compared to $166.3 million for the same period in 2015, a decrease of $19.8 million, or 11.9%. The current accident year losses and LAE incurred were $187.8 million, or 67.9% of net premiums earned, compared to $196.0 million, or 69.8% of net premiums earned, for the same period in 2015. We recorded favorable prior accident year development of $41.4 million in the first nine months of 2016, compared to favorable prior accident year development of $29.8 million in the same period of 2015, as further discussed below in “Prior Year Development.” Our net loss ratio was 52.9% in the first nine months of 2016, compared to 59.2% for the same period of 2015.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2016 were $63.5 million, compared to $64.7 million for the same period in 2015, a decrease of 1.9%. This decrease was primarily due to a $1.0 million decrease in premium taxes, a $0.9 million decrease in commission expense, a $0.4 million decrease in insurance related assessments and a $0.3 million increase in reinsurance contingent profit commission.  Offsetting these decreases were an increase to accounts receivable write-offs of $1.1 million and a $0.3 million increase in compensation expense. Our expense ratio was 22.9% in the first nine months of 2016 compared to 23.0% in the same period of 2015.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2016 was $26.2 million, compared to $19.8 million for the same period in 2015. The increase was attributable to an increase in pre-tax income to $85.0 million in the first nine months of 2016 from $67.2 million in the first nine months of 2015. The effective tax rate increased to 30.9% for the nine months ended September 30, 2016 from 29.5% for the nine months ended September 30, 2015. The increase in the tax rate resulted from a higher proportion of underwriting income to tax-exempt income for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $82.9 million for the nine months ended September 30, 2016, which represented a $20.1 million increase from $62.7 million in net cash provided by operating activities for the nine months ended September 30, 2015. This increase in operating cash flow was attributable to a $28.9 million decrease in amounts held by others, a $4.1 million decrease in underwriting expenses paid and a $0.5 million increase in paid losses payable. Offsetting these increases were a $6.2 million increase in federal taxes paid, a $5.2 million decrease in premium collections and a $0.9 million decrease in reinsurance recoveries.

Net cash used in investing activities was $57.1 million for the nine months ended September 30, 2016, compared to net cash used in investment activities of $48.3 million for the same period in 2015. Cash provided by sales and maturities of investments totaled $220.4 million for the nine months ended September 30, 2016, compared to $219.6 million for the same period in 2015. A total of $276.4 million in cash was used to purchase investments in the nine months ended September 30, 2016, compared to $267.2 million in purchases for the same period in 2015.

Net cash used in financing activities in the nine months ended September 30, 2016 was $8.6 million compared to net cash used in financing activities of $5.5 million for the same period in 2015. In the nine months ended September 30, 2016, $10.4 million of cash was used for dividends paid to shareholders compared to $8.6 million in the same period of 2015. Offsetting this increase were proceeds of $0.8 million and $1.3 million from stock option exercises in the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, the tax benefit from share based compensation was $1.0 million compared to $1.8 million for the same period in 2015.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.2 billion on September 30, 2016 compared to $1.1 billion at December 31, 2015. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2016, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$418,155	35.3%
Corporate bonds	158,042	13.4%
Commercial mortgage-backed securities	290	—
U.S. agency-based mortgage-backed securities	10,943	0.9%
U.S. Treasury securities and obligations of U.S. government agencies	11,863	1.0%
Asset-backed securities	2,021	0.2%
Total fixed maturity securities—held-to-maturity	601,314	50.8%
Fixed maturity securities—available-for-sale:
States and political subdivisions	196,780	16.6%
Corporate bonds	199,212	16.9%
U.S. agency-based mortgage-backed securities	11,280	1.0%
U.S. Treasury securities and obligations of U.S. government agencies	63,348	5.4%
Total fixed maturity securities—available-for-sale	470,620	39.9%
Equity securities	32	—
Short-term investments	11,494	1.0%
Cash and cash equivalents	86,612	7.3%
Other investments	12,174	1.0%
Total investments, including cash and cash equivalents	$1,182,246	100.0%

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

During the three and nine months ended September 30, 2016, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

During the nine months ended September 30, 2015, the Company recorded charges for four fixed maturity securities whose fair values were determined to be other-than-temporarily impaired. These charges are included in “Net realized gains (losses) on investments”, and totaled $2.7 million for the nine months ended September 30, 2015.

Prior Year Development

The Company recorded favorable prior accident year development of $10.5 million in the three months ended September 30, 2016. The table below sets forth the favorable development for the three and nine months ended September 30, 2016 and 2015 for accident years 2011 through 2015 and, collectively, for all accident years prior to 2011.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	(in millions)
Accident Year
2015	$—	$—	$—	$—
2014	5.1	—	12.8	—
2013	1.9	3.3	11.4	4.3
2012	0.9	6.1	8.3	14.3
2011	0.5	—	1.9	1.1
Prior to 2011	2.1	4.8	7.0	10.1
Total net development	$10.5	$14.2	$41.4	$29.8

The table below sets forth the number of open claims as of September 30, 2016 and 2015, and the number of claims reported and closed during the three and nine months then ended.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Open claims at beginning of period	5,141	5,236	5,300	5,515
Claims reported	1,535	1,593	4,145	4,196
Claims closed	(1,456)	(1,386)	(4,225)	(4,268)
Open claims at end of period	5,220	5,443	5,220	5,443

The number of open claims at September 30, 2016 decreased by 223 claims as compared to the number of open claims at September 30, 2015. At September 30, 2016, our incurred amounts for certain accident years, particularly 2008, 2013 and 2014, developed more favorably than management previously expected. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of September 30, 2016, actual results for these accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program. There were no shares purchased during the nine months ended September 30, 2016 and 2015. Since inception, the Company has repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million.  We intend to purchase shares of our common stock from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital. At September 30, 2016, the dollar value of shares that may yet be purchased under the program is $25.0 million.

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

AMERISAFE, INC.

October 28, 2016	/s/ G. Janelle Frost
G. Janelle Frost
President and Chief Executive Officer
(Principal Executive Officer)

October 28, 2016	/s/ Neal A. Fuller
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