Form 10-K
period 2016-12-31
AMERISAFE INC
filed 2017-02-24
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $1,164.7 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of February 15, 2017, there were 19,230,135 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2017 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

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

•	changes in relationships with independent agencies;
•	developments in capital markets that adversely affect the performance of our investments;
•	technology breaches or failures, including those resulting from a malicious cyber attack on the Company or its policyholders and medical providers;
•	decreased level of business activity of our policyholders caused by decreased business activity generally, and in particular in the industries we target;
•

greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	adverse developments in economic, competitive, judicial or regulatory conditions within the workers’ compensation insurance industry;
•	loss of the services of any of our senior management or other key employees;
•	changes in regulations, laws, rates, or rating factors applicable to the Company, its policyholders or the agencies that sell its insurance;
•	changes in legal theories of liability under our insurance policies;
•	changes in rating agency policies, practices or ratings;
•	changes in the availability, cost or quality of reinsurance and the failure of our reinsurers to pay claims in a timely manner or at all;
•	decreased demand for our insurance;
•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and
•	other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

Overview

We are a specialty provider of workers’ compensation insurance focused on small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, manufacturing, and agriculture. Since commencing operations in 1986, we have gained significant experience underwriting the complex workers’ compensation exposures inherent in these industries. We provide coverage to employers under state and federal workers’ compensation laws. These laws prescribe wage replacement and medical care benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our workers’ compensation insurance policies provide benefits to injured employees for, among other things, temporary or permanent disability, death and medical and hospital expenses. The benefits payable and the duration of those benefits are set by state or federal law. The benefits vary by jurisdiction, the nature and severity of the injury and the wages of the employee. The employer, who is the policyholder, pays the premiums for coverage.

Hazardous industry employers tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target policyholders. For example, our construction employers on average paid premium rates equal to $7.23 per $100 of payroll to obtain workers’ compensation coverage for all of their employees in 2016.

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

AMERISAFE, Inc. is an insurance holding company, incorporated in Texas in 1985. We began operations in 1986 by focusing on workers’ compensation insurance for logging contractors in the southeast United States. Beginning in 1994, we expanded our focus to include the other hazardous industries we serve today. Two of our three insurance subsidiaries, American Interstate Insurance Company (“AIIC”) and Silver Oak Casualty, Inc. (“SOCI”), are domiciled in Nebraska. Our other insurance subsidiary, American Interstate Insurance Company of Texas (“AIICTX”), is domiciled in Texas.  All three insurance subsidiaries carry an A.M. Best rating of “A” (Excellent).

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries. We have extensive experience insuring employers engaged in hazardous industries and have a history of profitably underwriting these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 92.7% in 2016.

Focus on Small to Mid-Sized. We believe large insurance companies generally do not target small to mid-sized employers in hazardous industries due to their smaller premium sizes, types of operations, mobile workforces and extensive service needs. We provide these employers enhanced services, including premium payment plans to better match premium payments with our policyholders’ payroll costs and cash flow.

Specialized Underwriting Expertise. Based on our 31-year history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools that support our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new and renewal business. We do not delegate underwriting authority to agencies, marketers or to any other third parties that sell our insurance.

Comprehensive Safety Services. We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention, and encourage safer workplaces by deploying experienced field safety professionals, or FSPs, to our policyholders’ worksites. In 2016, 90.6% of our new voluntary business policyholders were subject to pre-quotation safety inspections. Additionally, we perform periodic on-site safety surveys of all of our voluntary business policyholders.

Proactive Claims Management. Our employees manage substantially all of our open claims in-house, utilizing intensive claims management practices that emphasize a personalized approach, as well as quality, cost-effective medical treatment. As of December 31, 2016, open indemnity claims per field case manager, or FCM, averaged 48 claims, which we believe is significantly less than the industry average. We also believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation and more rapidly close claims, all of which ultimately lead to lower overall claim costs.

Efficient Operating Platform. Through extensive cost management initiatives, we maintain one of the most efficient operations in the workers’ compensation industry. In 2016, our expense ratio was 21.9%. We believe that our expense ratio is substantially lower than that of our competitors, which gives us a greater opportunity to generate an underwriting profit.

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

Increase Market Penetration. Based on data received from the National Association of Insurance Commissioners, the NAIC, we do not have more than 4.7% of the market share in any state we serve. As a result, we believe we have the opportunity to increase market penetration in each of the states in which we currently operate. Competition in our target markets is fragmented by state, employer size and industry. We believe that our specialized underwriting expertise and safety, claims and audit services position us to profitably increase our market share in our existing principal markets, with minimal increase in field service employees.

Prudent and Opportunistic Geographic Expansion. While we actively market our insurance in 27 states, 50.1% of our voluntary in-force premiums were generated in the six states where we derived 5.0% or more of our gross premiums written in 2016. We are licensed in an additional 20 states, the District of Columbia and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so.

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

Workers’ compensation was the fourth-largest property and casualty insurance line in the United States in 2015, according to the National Council on Compensation Insurance, Inc., the NCCI. Direct premiums written in 2015 for the workers’ compensation insurance industry were $58 billion, and direct premiums written for the property and casualty industry as a whole were $592 billion. According to the most recent market data reported by the NCCI, which is the official rating bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business were $16.5 billion.

Policyholders

As of December 31, 2016, we had more than 8,000 voluntary business policyholders with an average annual workers’ compensation policy written premium of $40,018.  As of December 31, 2016, our ten largest voluntary business policyholders accounted for 1.6% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 92.7% in 2016, 92.3% in 2015, and 91.3% in 2014.

In addition to our voluntary workers’ compensation business, we underwrite workers’ compensation policies for employers assigned to us and assume reinsurance premiums from mandatory pooling arrangements, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. Our assigned risk business fulfills our statutory obligation to participate in residual market plans in four states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2016, our assigned risk business accounted for 1.3% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 2.3% of our gross premiums written.

Targeted Industries

We provide workers’ compensation insurance primarily to employers in the following targeted hazardous industries:

Construction.  Includes a broad range of operations such as highway and bridge construction, building and maintenance of pipeline and powerline networks, excavation, commercial construction, roofing, iron and steel erection, tower erection and numerous other specialized construction operations. In 2016, our average policy premium for voluntary workers’ compensation within the construction industry was $41,741, or $7.23 per $100 of payroll.

Trucking.  Includes a broad spectrum of diverse operations including contract haulers, regional and local freight carriers, special equipment transporters and other trucking companies that conduct a variety of short- and long-haul operations. In 2016, our average policy premium for voluntary workers’ compensation within the trucking industry was $41,210, or $9.03 per $100 of payroll.

Logging and Lumber.  Includes tree harvesting, tree trimming, sawmills, and other operations associated with lumber and wood products. In 2016, our average policy premium for voluntary workers’ compensation within logging and lumber was $31,707, or $13.26 per $100 of payroll.

Manufacturing.  Includes a diverse group of policyholders’ businesses such as the production of goods for use or sale using labor and machines, tools, chemical and biological processing or formulation. In 2016, our average policy premium for voluntary workers’ compensation within the manufacturing industry was $37,936, or $4.63 per $100 of payroll.

Agriculture.  Includes crop maintenance and harvesting, grain and produce operations, nursery operations, meat processing, and livestock feed and transportation. In 2016, our average policy premium for voluntary workers’ compensation within the agriculture industry was $26,594, or $6.68 per $100 of payroll.

Maritime.  Includes ship building and repair, pier and marine construction, inter-coastal construction, and stevedoring. In 2016, our average policy premium for voluntary workers’ compensation within the maritime industry was $51,196, or $5.80 per $100 of payroll.

Oil and Gas. Includes various oil and gas activities including gathering, transportation, processing, production, and field service operations. In 2016, our average policy premium for voluntary workers’ compensation within the oil and gas industry was $34,718, or $4.17 per $100 of payroll.

Other.  Includes a wide variety of high-hazard businesses including cell phone tower service and repair, window washers, metal and scrap iron dealers, and other businesses.

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

Gross premiums written during the years ended December 31, 2016, 2015 and 2014, and the allocation of those premiums among the hazardous industries we target are presented in the table below.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2016	2015	2014	2016	2015	2014
	(in thousands)
Voluntary business:
Construction	$165,582	$164,717	$166,360	44.4%	42.6%	42.2%
Trucking	71,314	71,872	69,520	19.1%	18.6%	17.7%
Logging and Lumber	29,311	25,845	23,767	7.9%	6.7%	6.0%
Manufacturing	24,536	31,778	28,239	6.5%	8.2%	7.2%
Agriculture	15,652	16,133	15,426	4.2%	4.2%	3.9%
Maritime	10,080	7,839	11,413	2.7%	2.0%	2.9%
Oil and Gas	5,555	10,128	15,802	1.5%	2.6%	4.0%
Other	37,771	44,255	48,908	10.1%	11.5%	12.4%
Total voluntary business	359,801	372,567	379,435	96.4%	96.4%	96.3%
Assigned risk business	4,738	4,515	5,198	1.3%	1.2%	1.3%
Assumed premiums	8,516	9,447	9,186	2.3%	2.4%	2.4%
Total	$373,055	$386,529	$393,819	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 47 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with 10.7% or less of our gross premiums written in 2016 derived from any one state. The table below identifies, for the years ended December 31, 2016, 2015 and 2014, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the three years presented.

	Percentage of Gross Premiums Written Year Ended December 31,
State	2016	2015	2014
Georgia	10.7%	10.7%	10.2%
Pennsylvania	10.6%	9.8%	9.3%
Florida	8.7%	6.8%	6.2%
Louisiana	7.4%	10.1%	12.0%
Illinois	7.0%	6.6%	5.6%
North Carolina	5.8%	5.3%	5.4%
Virginia	4.6%	4.1%	4.3%
Minnesota	4.2%	4.0%	3.8%
Wisconsin	3.8%	3.4%	2.5%
South Carolina	3.6%	3.6%	3.2%
Texas	3.0%	3.8%	4.0%
Oklahoma	3.0%	3.5%	4.1%
Alaska	2.8%	2.9%	3.1%
Mississippi	2.7%	2.9%	3.0%
Total	77.9%	77.5%	76.7%

Sales and Marketing

We sell our workers’ compensation insurance through agencies. As of December 31, 2016, our insurance was sold through more than 2,500 independent agencies and our wholly-owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 29 states. We are selective in establishing and maintaining relationships with independent agencies.  We seek to do business with those agencies that provide quality application flow from companies operating in our target industries and classes that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Our average commission rate for our independent agencies was 7.3% for the year ended December 31, 2016. We pay our insurance agency subsidiary a commission rate of 8.2%. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2016, independent agencies accounted for 97.4% of our voluntary in-force premiums. No single independent agency accounted for more than 1.3% of our voluntary in-force premiums at that date.

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

Underwriting is a multi-step process that begins with the receipt of an application from one of our agencies. We initially review the application to confirm that the prospective policyholder meets certain established criteria, including that the prospective policyholder is engaged in one of our targeted hazardous industries and industry classes and operates in the states we target. If the application satisfies these criteria, the application is forwarded to our underwriting department for further review.

Our underwriting department reviews the application to determine if the application meets our underwriting criteria and whether all required information has been provided. If additional information is required, the underwriting department requests additional information from the agency submitting the application. This initial review process is generally completed within three days after the application is received by us.  Once this initial review process is complete, our underwriting department requests that a pre-quotation safety inspection be performed in most cases. In 2016, 90.6% of our new voluntary business policyholders were inspected prior to our offering a premium quote.

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

We obtain approval of our rates, including our LCMs, from state regulatory authorities. To maintain rates at profitable levels, we regularly monitor and adjust our LCMs. The effective LCM for our voluntary business was 1.72 for policy year 2016, 1.79 for policy year 2015, and 1.84 for policy year 2014. If we are unable to charge rates in a particular state or industry to produce satisfactory results, we seek to control and reduce our premium volume in that state or industry and redeploy our capital in other states or industries that offer greater opportunity to earn an underwriting profit.

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our FSPs travel to employers’ worksites to perform these safety inspections. These initial inspections allow our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2016, 90.6% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policies were not pre-quote inspected for a variety of reasons, including instances where the prospective policyholder was previously insured by us or previously inspected by us.

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

Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided. The FCM will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2016, we averaged 48 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

Premium Audits

We conduct premium audits on all of our voluntary business policyholders annually upon the expiration of each policy, including when the policy is renewed. The purpose of these audits is to verify that policyholders have accurately reported their payroll expenses and employee job classifications, and therefore, have paid us the premium required under the terms of their policies. In addition to annual audits, we selectively perform interim audits on new business and on certain classes of business if significant or unusual claims are filed or if the monthly reports submitted by a policyholder reflect a payroll pattern or other aberrations that cause underwriting, safety or fraud concerns. We also mitigate potential losses from under-reporting of premium or delinquent premium payment by collecting a deposit from the policyholder at the inception of the policy, typically representing 15% of the total estimated annual premium, which deposit can be utilized to offset losses from non-payment of premium.

Loss Reserves

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid as of a given point in time.

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our more than 31 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business, but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

In establishing reserves, we rely on the analysis of the more than 206,000 claims in our 31-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.

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

As of December 31, 2016, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $664.5 million, which includes $16.3 million in reserves for mandatory pooling arrangements as reported by the pool administrators. The estimate of our ultimate liability was derived from the process and methodology described above, which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates. We view our estimate of loss and DCC expenses as the most significant component of our reserve for loss and loss adjustment expenses.

Additional information regarding our reserve for unpaid loss and loss adjustment expenses (“LAE”) as of December 31, 2016, 2015, and 2014 is set forth below:

	2016	2015	2014
	(in thousands)
Gross case loss and DCC reserves	$555,926	$537,883	$514,874
AO reserves	21,995	20,734	18,572
Gross IBNR reserves	164,855	159,416	154,156
Gross unpaid loss, DCC and AO reserves	742,776	718,033	687,602
Reinsurance recoverables on unpaid loss and LAE	(78,256)	(64,858)	(59,334)
Net unpaid loss, DCC and AO reserves	$664,520	$653,175	$628,268

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by plus and minus 30%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2016 data, are summarized below.

		Resultant Change in Net Loss and DCC Reserve
Change in Paid LDFs	Change in Incurred LDFs	Amount ($)	Percentage
		(in thousands)
+30%	+30%	51,762	8.3%
+30%	0%	4,109	0.7%
+30%	–30%	(42,818)	(6.8)%
0%	+30%	47,754	7.6%
0%	–30%	(46,977)	(7.5)%
–30%	+30%	43,634	7.0%
–30%	0%	(4,135)	(0.7)%
–30%	–30%	(51,309)	(8.2)%

For our paid and incurred weighted severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by plus and minus 300%. The results of this sensitivity analysis, using December 31, 2016 data, are summarized below.

	Resultant Change in Net Loss and DCC Reserve
Change in Severity Trend	Amount ($)	Percentage
	(in thousands)
+300%	5,853	0.9%
–300%	(4,684)	(0.7)%

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2016, 2015 and 2014, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Balance, beginning of period	$718,033	$687,602	$614,557
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	64,858	59,334	48,699
Net balance, beginning of period	653,175	628,268	565,858
Add incurred related to:
Current accident year	250,337	262,387	268,633
Prior accident years	(51,306)	(47,814)	(23,717)
Total incurred	199,031	214,573	244,916
Less paid related to:
Current accident year	52,085	53,955	52,848
Prior accident years	135,601	135,711	129,658
Total paid	187,686	189,666	182,506
Net balance, end of period	664,520	653,175	628,268
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	78,256	64,858	59,334
Balance, end of period	$742,776	$718,033	$687,602

Our gross reserves for loss and loss adjustment expenses of $742.8 million as of December 31, 2016 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2016, we had 5,195 open claims, with an average of $142,979 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2016, 5,338 new claims were reported, and 5,443 claims were closed.

In 2016, our gross reserves increased to $742.8 million from $718.0 million at December 31, 2015. The increase in reserves was attributable primarily to the 2016 accident year. In 2016, we also recognized $51.3 million of favorable development for prior accident years. As of December 31, 2015, we had 5,298 open claims, with an average of $135,529 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2015, 5,465 new claims were reported, and 5,678 claims were closed.

In 2015, our gross reserves increased to $718.0 million from $687.6 million at December 31, 2014. The increase in reserves was attributable to both the 2015 accident year and prior accident years. In 2015, there was also $47.8 million of favorable development for prior accident years. As of December 31, 2014, we had 5,511 open claims, with an average of $124,679 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2014, 5,785 new claims were reported, and 5,565 claims were closed.

Loss Development

The table below shows the net loss development for business written each year from 2006 through 2016. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 2006, it was estimated that $412.4 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 2006, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $412.4 million as of December 31, 2006, by December 31, 2016 (ten years later) $257.6 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2006.

The “gross cumulative redundancy (deficiency)” represents, as of December 31, 2016, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(in thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$412,366	$462,478	$474,697	$474,220	$466,668	$477,277	$515,260	$565,858	$628,268	$653,175	$664,520
Net reserve estimated as of:
One year later	402,876	442,091	452,812	452,587	460,105	474,787	502,648	542,141	580,454	601,868
Two years later	372,520	416,758	427,794	422,697	454,479	462,650	478,931	494,327	529,149
Three years later	359,590	396,492	398,187	411,516	442,700	448,269	439,272	462,770
Four years later	348,596	371,599	387,525	402,003	429,269	427,835	420,913
Five years later	335,252	364,147	381,950	395,479	411,785	418,528
Six years later	331,390	361,720	377,158	383,827	404,753
Seven years later	330,367	358,630	369,985	378,825
Eight years later	328,133	350,693	366,192
Nine years later	320,963	347,607
Ten years later	317,902
Net cumulative redundancy (deficiency)	$94,464	$114,871	$108,505	$95,395	$61,915	$58,749	$94,347	$103,088	$99,119	$51,307
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	105,408	116,631	121,619	117,555	125,884	131,497	127,205	129,658	135,711	135,601
Two years later	167,852	182,879	185,334	182,242	199,682	201,814	188,752	198,610	203,855
Three years later	203,502	217,137	222,249	223,726	240,196	237,170	226,907	233,254
Four years later	224,419	239,189	245,012	248,294	262,415	259,823	245,860
Five years later	235,931	251,941	261,323	261,653	277,396	273,383
Six years later	242,761	261,707	270,241	272,903	286,629
Seven years later	247,681	267,745	278,641	279,275
Eight years later	251,651	272,610	283,883
Nine years later	254,753	276,704
Ten years later	257,585
Net reserve— December 31	$412,366	$462,478	$474,697	$474,220	$466,668	$477,277	$515,260	$565,858	$628,268	$653,175	$664,520
Reinsurance recoverables	106,810	74,925	56,596	60,435	65,536	60,937	55,190	48,699	59,334	64,858	78,256
Gross reserve—December 31	$519,176	$537,403	$531,293	$534,655	$532,204	$538,214	$570,450	$614,557	$687,602	$718,033	$742,776
Net re-estimated reserve	$317,902	$347,607	$366,192	$378,825	$404,753	$418,528	$420,913	$462,770	$529,149	$601,868
Re-estimated reinsurance recoverables	118,540	87,182	71,525	54,716	52,350	49,907	45,435	48,350	61,976	67,797
Gross re-estimated reserve	$436,442	$434,789	$437,717	$433,541	$457,103	$468,435	$466,348	$511,120	$591,125	$669,665
Gross cumulative redundancy (deficiency)	$82,734	$102,614	$93,576	$101,114	$75,101	$69,779	$104,102	$103,437	$96,477	$48,368

Investments

We derive net investment income from our invested assets. As of December 31, 2016, the carrying value of our investment portfolio, including cash and cash equivalents, was $1.1 billion and the fair value of the portfolio was $1.1 billion.

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

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” for further information on the composition and results of our investment portfolio.

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the effective interest rate for the year ended December 31, 2016 based on the carrying value of each category as of December 31, 2016:

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$394,875	34.6%	2.9%
Corporate bonds	143,858	12.6%	2.0%
Commercial mortgage-backed securities	70	0.0%	4.9%
U.S. agency-based mortgage-backed securities	9,967	0.8%	5.1%
U.S. Treasury securities and obligations of U.S. Government agencies	11,737	1.0%	3.0%
Asset-backed securities	1,927	0.2%	3.6%
Total fixed maturity securities—held-to-maturity	562,434	49.2%	2.7%
Fixed maturity securities—available-for-sale:
State and political subdivisions	232,293	20.3%	3.2%
Corporate bonds	182,515	16.0%	2.0%
U.S. agency-based mortgage-backed securities	9,342	0.8%	2.4%
U.S. Treasury securities and obligations of U.S. Government agencies	54,947	4.8%	1.5%
Total fixed maturity securities—available-for-sale	479,097	41.9%	2.6%
Equity securities	33	0.0%	0.1%
Other investments	13,330	1.2%	0.0%
Cash and cash equivalents	58,936	5.1%	0.3%
Short-term investments	29,580	2.6%	0.9%
Total investments, including cash and cash equivalents	$1,143,410	100.0%	2.4%

As of December 31, 2016, our fixed maturity securities had a carrying value of $1,041.5 million, which represented 91.1% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2016, the pre-tax investment yield of our investment portfolio was 2.5% per annum.

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, our investment portfolio as of December 31, 2016 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities, held-to-maturity	$562,434	$9,902	$(3,405)	$568,931
Fixed maturity securities, available-for-sale	479,871	4,793	(5,567)	479,097
Equity securities, available-for-sale	—	33	—	33
Other investments, available-for-sale	10,000	3,330	—	13,330
Totals	$1,052,305	$18,058	$(8,972)	$1,061,391

As of December 31, 2016, municipal bonds with maturities greater than one year made up 54.9% of our investment portfolio, including cash and cash equivalents. The investments in Louisiana result from companies being allowed an investment credit against Louisiana premium taxes for varying levels of Louisiana assets.  The table below summarizes the top five geographic exposures as of December 31, 2016.

	Carrying Value	Percentage of Municipal Portfolio	Percentage of Total Portfolio
	(in thousands)
Texas	$112,209	17.9%	9.8%
Louisiana	102,255	16.3%	8.9%
Washington	52,315	8.3%	4.6%
Florida	44,102	7.0%	3.9%
Massachusetts	26,216	4.2%	2.3%
Other	290,071	46.3%	25.4%
	$627,168	100.0%	54.9%

The table below summarizes the credit quality of our investment portfolio, excluding our equity holdings, as of December 31, 2016, as determined by the middle rating of Moody’s, Standard and Poor’s, and Fitch.

Credit Rating	Percentage of Total Carrying Value
“AAA”	35.6%
“AA”	31.7%
“A”	17.0%
“BBB”	14.9%
“BB and below”	0.8%
“Unrated securities”	0.0%
Total	100.0%

As of December 31, 2016, the average composite rating of our investment portfolio, excluding our equity holdings, was “AA-.”

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2016.

	As of December 31, 2016
Maturity:	Carrying Value	Percentage
	(in thousands)
Within one year	$174,881	16.8%
After one year through five years	475,566	45.7%
After five years through ten years	135,884	13.0%
After ten years	233,894	22.5%
U.S. agency-based mortgage-backed securities	19,309	1.8%
Commercial mortgage-backed securities	70	0.0%
Asset-backed securities	1,927	0.2%
Total	$1,041,531	100.0%

Reinsurance

We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Reinsurance involves an insurance company transferring to, or ceding, a portion of the exposure on a risk to a reinsurer. The reinsurer assumes the exposure in return for a portion of our premium. The cost and limits of reinsurance we purchase can vary from year to year based upon the availability of quality reinsurance at an acceptable price and our desired level of retention. Retention refers to the amount of risk that we retain for our own account. Under excess of loss reinsurance, covered losses in excess of the retention level up to the limit of the program are paid by the reinsurer. Our excess of loss reinsurance is written in layers, in which our reinsurers accept a band of coverage up to a specified amount. Any liability exceeding the limit of the program reverts to us as the ceding company. Reinsurance does not legally discharge us from primary liability for the full amount due under our policies. However, our reinsurers are obligated to indemnify us to the extent of the coverage provided in our reinsurance agreements.

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

2017 Excess of Loss Reinsurance Treaty Program

Effective January 1, 2017, we renewed our excess of loss reinsurance treaty program related to our voluntary and assigned risk business.  The program consists of two layers of coverage.  The first layer is a multi-year treaty that applies to losses incurred through December 31, 2019. The second layer must be renewed annually.  Our reinsurance treaty program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits.  In a multi-claimant loss occurrence, the reinsurance coverage for any one individual claimant remains limited to a maximum of $10.0 million, subject to applicable deductibles, retentions and aggregate limits.

We have 19 reinsurers participating in our reinsurance treaty program in 2017. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or letters of credit. If security is required because of a ratings downgrade, the form of security must be mutually agreed to between the reinsurer and us.

In 2017, our first layer of reinsurance provides coverage for losses up to $10.0 million for each loss occurrence in excess of $2.0 million.  This layer provides coverage in two parts.  Before our reinsurers are obligated to reimburse us under this layer, we are subject to an annual aggregate deductible of 1.5% of subject earned premium under the first part of this coverage and 6.5% of subject earned premium under the second part of this coverage.  The limit under the first part of this coverage is 5.0% of subject earned premium in any one year and 3.33% of subject earned premium in the aggregate for all three years covered by this layer.  The limit under the second part of this coverage is 3.0% of subject earned premium for any one year and 1.0% of subject earned premium in the aggregate for all three years covered by this layer.

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

Our second layer of reinsurance (catastrophe reinsurance) provides $60.0 million in coverage for each loss occurrence in excess of $10.0 million.  This layer includes coverage for terrorism including the use and/or dispersal of nuclear, biological, chemical and radiological agents with an annual aggregate limit of $60.0 million.  The aggregate limit for all other claims under this layer is $120.0 million.  This layer expires on January 1, 2018.

The table below sets forth the reinsurers participating in our 2017 reinsurance program:

Reinsurer	A.M. Best Rating
Allianz Risk Transfer AG (Bermuda)	A+
Arch Reinsurance Company	A+
Endurance Reinsurance Corporation of America	A
Hannover Reinsurance Limited (Ireland)	A+
Houston Casualty Company	A++
Lloyd’s Syndicate 0623 AFB	A
Lloyd’s Syndicate 0780 ADV	A
Lloyd’s Syndicate 1084 CSL	A
Lloyd’s Syndicate 1414 ACS	A
Lloyd’s Syndicate 1955 BAR	A
Lloyd’s Syndicate 2623 AFB	A
Lloyd’s Syndicate 2987 BRT	A
Lloyd’s Syndicate 3000 MKL	A
Lloyd’s Syndicate 4444 CNP	A
Lloyd’s Syndicate 4472 LIB	A
Markel Global Reinsurance Company	A
Minnesota Workers' Compensation Reinsurance Association	NR
Munich Reinsurance America, Inc.	A+
XL Reinsurance America Inc.	A

Due to the nature of reinsurance, we have recoverables from reinsurers that apply to prior accident years.  The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts.  The table below summarizes our amounts recoverable from reinsurers as of December 31, 2016.

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2016
		(in thousands)
Hannover Reinsurance Limited (Ireland) (1)	A+	$29,670
Odyssey America Reinsurance Corporation	A	12,600
Minnesota Workers' Compensation Reinsurance Association (1)	NR	9,623
Clearwater Insurance (2)	NR	5,809
Allianz Risk Transfer AG (Bermuda) (1)	A+	4,943
Finial Reinsurance	A-	4,898
SCOR Reinsurance	A	4,388
Tokio Millennium Re Limited	A++	3,201
St. Paul Fire and Marine Insurance Company	A++	2,438
Clearwater Select Insurance (2)	NR	1,138
Other	—	4,958
Total amounts recoverable from reinsurers		83,666
Funds withheld and letters of credit related to the above recoverables		(38,453)
Total unsecured amounts recoverable from reinsurers		$45,213

(1)	Current participant in our 2017 reinsurance program.
(2)	Subsidiary of Fairfax Financial is no longer rated by A.M. Best.

In December 2016, the Company commuted reinsurance agreements with Hannover Reinsurance Limited (Ireland) (“Hannover”) and Tokio Millennium Re Limited (“Tokio”) covering portions of accident years 2011 through 2013.  The Company received cash of $0.2 million and an additional $25.4 million payment effectuated solely through offset against the balance of the funds withheld account under the reinsurance agreements in exchange for releasing Hannover and Tokio from their reinsurance obligations under the commuted agreements.  Both Hannover and Tokio remain obligated to the subsidiaries of the Company under other reinsurance agreements. As a result of the commutation, the effect on the Company’s net income in the year ended December 31, 2016 was immaterial.

Terrorism Reinsurance

The Terrorism Risk Insurance Act of 2002 (the “2002 Act”) was enacted in response to the events of September 11, 2001.  The 2002 Act was extended by the Terrorism Risk Insurance Extension Act of 2005 (the “2005 Act”), the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “2007 Act”), and the Terrorism Risk Insurance Program Reauthorization Act of 2015 (the “2015 Act”). The 2002 Act, the 2005 Act, the 2007 Act and the 2015 Act were designed to ensure the availability of insurance coverage for losses resulting from certain acts of terrorism in the United States. The 2015 Act reauthorized a federal program that provides federal reimbursement to insurance companies for a portion of their losses arising from certain acts of terrorism and requires insurance companies to offer coverage for these acts. The program applies to insured losses arising out of acts that are certified as “acts of terrorism” by the Secretary of the Treasury in concurrence with the Secretary of Homeland Security and the Attorney General of the United States. In addition, the program does not provide any reimbursement for any portion of aggregate industry-wide insured losses from certified acts of terrorism that exceed $100.0 billion in any one year and is subject to certain other limitations and restrictions.

For insured losses in 2017, each insurance group is responsible for a statutory deductible under the 2015 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2017, the U.S. federal government will reimburse 83% of an insurance group’s covered losses over the statutory deductible.  The U.S. federal government reimbursement will decrease by one percent each year until it reaches 80% in 2020.  In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceeds $140.0 million for any act of terrorism occurring in 2017.  This aggregate will increase by $20.0 million each year until it reaches $200.0 million in 2020.   However, there is no relief from the requirement under the 2015 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.

Under the 2015 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in their workers’ compensation policies. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological, radioactive or chemical agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our current reinsurance treaty program that provides coverage of up to $70 million for losses arising from conventional terrorism. This coverage expires January 1, 2018.   The Company’s 2017 catastrophe excess of loss layer for loss occurrences greater than $10 million includes coverage for losses caused by nuclear, biological, chemical and radiological attacks, subject to the deductibles, retentions, definitions and aggregate limits.

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

Employees

As of December 31, 2016, we had 437 full-time employees and two part-time employees.  None of our employees are subject to collective bargaining agreements. We believe that our employee relations are good.

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

Change of Control

The insurance holding company laws of nearly all states require advance approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre-notification to the insurance commissioners of a change of control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change of control of AIIC, SOCI or AIICTX, including a change of control of AMERISAFE, would generally require the party acquiring control to obtain the prior approval of the department of insurance in the state in which the insurance company being acquired is incorporated and may require pre-notification in the states where pre-notification provisions have been adopted. Obtaining these approvals may result in the material delay of, or deter, any such transaction.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AMERISAFE, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of AMERISAFE might consider to be desirable.

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. AIIC and SOCI are primarily subject to regulation and supervision by the Nebraska Department of Insurance. AIICTX is primarily subject to regulation and supervision by the Texas Department of Insurance and Workers’ Compensation Commission. These state agencies have broad regulatory, supervisory and administrative powers, including the power to grant and revoke licenses to transact business, license agencies, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates in some states, periodically examine financial statements, determine the form and content of required financial statements and periodically examine market conduct.

Detailed annual and quarterly financial statements and other reports are required to be filed with the state insurance departments in all states in which we are licensed to transact business. The financial statements of AIIC, SOCI and AIICTX are subject to periodic examination by the department of insurance in each state in which they are licensed to do business.

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

Insurance agencies are also subject to regulation and supervision by the state insurance departments in the states in which they are licensed. Our wholly owned subsidiary, Amerisafe General Agency, Inc., is licensed as an insurance agent in 29 states and as a managing general insurance agency in 12 states. Amerisafe General Agency is domiciled in Louisiana and is primarily subject to regulation and supervision by the Louisiana Department of Insurance, which regulates the solicitation of insurance and the qualification and licensing of agents and agencies that may desire to conduct business in Louisiana.

State Insurance Department Examinations

We are subject to periodic examinations by state insurance departments in the states in which we operate.  The Nebraska insurance department generally examines its domiciliary insurance companies every five years. The Texas insurance department generally conducts examinations of its domiciliary insurance companies on a triennial basis.

AIIC and SOCI underwent an examination by the Nebraska Department of Insurance in 2014 that covered calendar years 2009 through 2013. AIICTX underwent an examination by the Texas Department of Insurance in 2014 that covered calendar years 2010 through 2013.

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

Property and casualty insurance company insolvencies or failures may result in us paying assessments at some future date. At this time, we are unable to determine the impact, if any, such assessments may have on our financial position or results of operations. We have established liabilities for potential state guaranty fund assessments with respect to insurers becoming insolvent.

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

Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. We utilize both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. In 2016, we had assigned risks in four states: Alabama, Alaska, North Carolina and Virginia.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in the applicable state. Our recoveries from state-managed trust funds for the years ended December 31, 2016, 2015 and 2014 were $5.3 million, $5.8 million and $6.8 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2016, 2015 and 2014 was $2.3 million, $2.1 million and $1.9 million, respectively.  We accrue for second injury funds relative to historical paid amounts.

Dividend Limitations

Under Nebraska law, without the prior approval of the Nebraska Director of Insurance, AIIC and SOCI cannot pay dividends to their shareholder that exceed the greater of (a) 10% of statutory surplus as of the previous year end or (b) or statutory net income, excluding realized investment gains, for the preceding 12-month period. However, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. Further, under Texas law, without the prior approval of the Texas Commissioner of Insurance, AIICTX cannot pay dividends to its shareholder in excess of the greater of 10% of statutory surplus, or statutory net income, for the preceding 12-month period.

Federal Law and Regulations

For the year ended December 31, 2016, we derived 2.6% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act, or the USL&H Act, and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.

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

Privacy Regulations

In 1999, Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance companies, and require us to maintain appropriate policies and procedures for managing and protecting certain personal information of our policyholders and to fully disclose our privacy practices to our policyholders. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. In 2000, the National Association of Insurance Commissioners, or the NAIC, adopted the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of policyholder information. We have established policies and procedures intended to ensure that we are in compliance with the privacy requirement of the Gramm-Leach-Bliley Act.

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

Under Nebraska law, AIIC and SOCI are each required to maintain minimum capital and surplus of $2.0 million. Under Texas law, AIICTX is required to maintain minimum capital and surplus of $5.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on the various risk factors related to it. As of December 31, 2016, AIIC, SOCI and AIICTX exceeded the minimum risk-based capital requirements.

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

The 2016 IRIS results for AIIC were within expected values.  The 2016 IRIS results for SOCI and AIICTX were within expected values for 12 of the 13 ratios. The investment yield ratios were outside the expected range by two tenths of one percent and seven tenths of one percent, respectively. This occurred because current low interest rates affected the reinvestment rate for our investment portfolio.

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

Statutory accounting principles established by the NAIC and adopted in part by Nebraska and Texas insurance regulators, determine, among other things, the amount of statutory surplus and statutory net income of AIIC, SOCI and AIICTX and thus determine, in part, the amount of funds that are available to pay dividends to AMERISAFE.

Website Information

Our corporate website is located at www.amerisafe.com. Our annual report to shareholders, annual proxy statement and related proxy card will be made available on our website at the same time they are mailed to shareholders. Our quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the Securities and Exchange Commission, or the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Policy Regarding Communications with the Board of Directors, Policy Regarding Shareholder Recommended Director Candidates, Majority Voting and Director Resignation Policy, and charters for the standing committees of our Board of Directors are available on our website as well as other shareholder communications. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Officers of the Registrant

The table below sets forth information about our executive officers and key employees as of February 24, 2017.

Name	Age	Position
Executive Officers
G. Janelle Frost	46	President and Chief Executive Officer
Neal A. Fuller	54	Executive Vice President and Chief Financial Officer
Vincent J. Gagliano	44	Executive Vice President and Chief Risk Officer
Kathryn H. Shirley	51	Executive Vice President, General Counsel and Secretary

Key Employees
Kelly R. Goins	51	Senior Vice President, Underwriting Operations
Leon J. Lagneaux	65	Senior Vice President, Safety Operations
Henry O. Lestage, IV	56	Senior Vice President, Claims Operations
David R. Morton	46	Senior Vice President, Sales and Marketing

G. Janelle Frost has served as our Chief Executive Officer since April 2015 and President since September 2013.  She has served as a Director of the Company since April 2016.  Prior to becoming our Chief Executive Officer, Ms. Frost served as Chief Operating Officer from May 2013 to April 2015. She served as our Executive Vice President and Chief Financial Officer from November 2008 to April 2013, our Controller from May 2004 to November 2008 and Vice President from May 2006 to November 2008. She has been employed with our company since 1992 and served as Assistant Vice President from May 2004 to May 2006 and Deputy Controller from 1998 to April 2004.  Ms. Frost currently serves on the Board of Directors of the Federal Reserve Bank of Atlanta’s New Orleans Branch.

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

Vincent J. Gagliano has served as our Executive Vice President and Chief Risk Officer since March 2016.  He has been employed with our company since 2001.  He previously served as Executive Vice President and Chief Technology Officer from January 2013 until February 2016, Senior Vice President of Information Technology from September 2009 to January 2013, Vice President, Operations Analysis from January 2008 to September 2009, Assistant Vice President of Business Intelligence from July 2005 to December 2008, Director of Business Intelligence from April 2004 to July 2005 and Senior Business Analyst from July 2001 to April 2004.

Kathryn H. Shirley has served as Executive Vice President, General Counsel and Secretary since March 2016.  She previously served as Senior Vice President, General Counsel and Secretary from May 2012 until February 2016.  She has been employed with our company since 2012.  Prior to joining our company, she practiced law from 2009 through May 2012 at Christian & Small LLP. From 2000 until 2008 she was employed as an Insurance Regulatory Compliance Manager with United Investors Life Insurance Company and Liberty National Life Insurance Company, subsidiaries of Torchmark Corporation.

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

Negative trends in business investment, consumer confidence and spending, the significant declines and volatility of the capital markets, the availability of credit and the rate of unemployment can adversely affect our business.  Although we continue to closely monitor market conditions, we cannot predict future conditions or their impact on our premium volume, the value of our investment portfolio and our financial performance. As a result of existing economic conditions, we could experience future decreases in business activity and incur additional realized and unrealized losses in our investment portfolio, both of which could adversely affect our financial condition and results of operations.

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

We offer workers’ compensation insurance. We have no current plans to focus our efforts on offering other types of insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. Negative developments in the workers’ compensation insurance industry could have a greater impact on our company because we do not sell other types of insurance.

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

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2016, independent agencies produced 97.4% of our voluntary in-force premiums. No independent agency accounted for more than 1.3% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

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

Investment income is an important component of our net income. As of December 31, 2016, our investment portfolio, including cash and cash equivalents, had a carrying value of $1.1 billion. For the year ended December 31, 2016 we had $28.1 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our Board of Directors, and is made up predominately of fixed maturity securities and cash and cash equivalents. Although our investment guidelines emphasize capital preservation and liquidity, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Changes in interest rates could have an adverse effect on the value of our investment portfolio and future investment income.  Low interest rates could continue to have an adverse effect on our investment income. Additionally, changes in interest rates can expose us to prepayment risks on mortgage-backed securities included in our investment portfolio.

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

Technology breaches or failures, including those resulting from a malicious cyber attack on us, or our policyholders or medical providers, could disrupt or otherwise negatively impact our business.

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

A decline in the level of business activity of our policyholders, particularly those engaged in the construction, trucking, logging and lumber, manufacturing, agriculture, maritime, and oil and gas industries, could negatively affect our earnings and profitability.

In 2016, 86.3% of our gross premiums written were derived from policyholders in the construction, trucking, logging and lumber, manufacturing, agriculture, maritime, and oil and gas industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in these industries and upon economic conditions generally.

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

The workers’ compensation system is largely regulated by state regulation.  However in recent years, certain federal agencies and regulatory bodies have increased interest in more federal workers’ compensation oversight.  Increased federal involvement has the potential to change the workers’ compensation structure impacting workers’ benefits and the method of administration.  As a result, potential changes in the level of oversight to the workers’ compensation industry could adversely affect our operations.

Legal or other administrative proceedings could have a material adverse effect on our operations or results of operations.

In the ordinary course of our business, we are involved in various legal and other administrative proceedings involving claims arising from our insurance operations. These claims involve issues such as eligibility for workers' compensation insurance coverage or benefits, the extent of injuries, wage determinations, disability ratings, and bad faith and extra-contractual liability. We defend these claims. A significant adverse result, or multiple adverse results involving similar issues, could require us to pay significant amounts or to change the manner in which we administer claims, which could have a material adverse effect on our operations or results of operations.

As an insurance holding company, AMERISAFE is dependent on the results of operations of its insurance subsidiaries, and our Company’s ability to pay dividends depends on the regulatory and financial capacity of its subsidiaries to pay dividends to AMERISAFE.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including AIIC. AMERISAFE’s primary assets are the capital stock of these operating subsidiaries. The ability of AMERISAFE to pay dividends to our shareholders depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. As a result, AMERISAFE may not be able to receive dividends from its insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock.

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

We purchase reinsurance to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company.  Our 2017 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million, subject to applicable deductibles, retentions and aggregate limits.  Our retention is $2.0 million for each loss occurrence.  Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty with an aggregate annual deductible of approximately $5.6 million and an aggregate limit of coverage of approximately $29.6 million for 2017.

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

As of December 31, 2016, we had $83.7 million of recoverables from reinsurers. Of this amount, $45.1 million was unsecured. As of December 31, 2016, our largest recoverable from reinsurers included $29.7 million from Hannover Reinsurance Limited (Ireland), $12.6 million from Odyssey America Reinsurance Corporation and and $9.6 million from Minnesota Workers’ Compensation Reinsurance Association.  No reinsurance recoverable due at December 31, 2016 was over 90 days old.   If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely impacted.

If more states approve non-subscriber progams, the demand for workers’ compensation insurance could be significantly impacted.

Workers’ compensation insurance is required by law with few exceptions.  States such as Texas offer employers the option to non-subscribe to the workers’ compensation system.  By non-subscribing, employers lose the exclusive remedy protection afforded those that do subscribe.  Texas’s program has been in existence since 1913.  Oklahoma began a program in 2013; however that program has been ruled unconstitutional.  A number of states have proposed legislation for similar programs which could threaten the demand for the workers’ compensation product we offer.

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

At December 31, 2016, we participated in mandatory pooling arrangements in 21 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

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

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2017 reinsurance treaty program affords limited coverage for up to $70.0 million for losses arising from terrorism, subject to applicable deductibles, retentions, definitions and aggregate limits.

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

In addition, two of our three insurance company subsidiaries, AIIC and SOCI, are incorporated in Nebraska and the other, AIICTX, is incorporated in Texas. Under Nebraska and Texas insurance law, advance approval by the state insurance department is required for any change of control of an insurer. “Control” is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. Obtaining these approvals may result in the material delay of, or deter, any transaction that would result in a change of control.

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

Future sales of our common stock may affect the trading price of our common stock.

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of February 15, 2017, there were 19,230,135 shares of our common stock outstanding.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF.” As of February 15, 2017, there were 26 holders of record of our common stock.

The table below sets forth the reported high and low sales prices of our common stock as quoted on NASDAQ during each quarter for the last two fiscal years.

	High	Low
2015
First Quarter	$46.82	$39.59
Second Quarter	$48.45	$41.50
Third Quarter	$52.50	$44.54
Fourth Quarter	$57.20	$48.08
2016
First Quarter	$54.48	$46.88
Second Quarter	$64.98	$50.02
Third Quarter	$63.09	$55.27
Fourth Quarter	$66.30	$53.35

Dividend Policy

In 2016, 2015 and 2014, the Company paid regular quarterly cash dividends of $0.18, $0.15 and $0.12 per share, respectively.  In addition, the Company paid extraordinary cash dividends of $3.25 in 2016, $3.00 in 2015 and $0.50 and $1.00 per share in 2014.

On February 21, 2017 the Company declared a regular quarterly cash dividend of $0.20 per share payable on March 24, 2017 to shareholders of record on March 10, 2017.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter.  On an annualized basis, the cash dividend is expected to be $0.80 per share in 2017.

AMERISAFE is a holding company and has no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries to pay dividends to us. Our insurance company subsidiaries are regulated insurance companies and therefore are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Business—Regulation—Dividend Limitations” in Item 1 of this report.

Our existing revolving credit agreement contains covenants that restrict our ability to pay dividends on our common stock. See “Liquidity and Capital Resources” in Item 7 of this report.

Description of Capital Stock

AMERISAFE is authorized to issue 60,000,000 shares of capital stock, consisting of:

•	10,000,000 shares of preferred stock, par value $0.01 per share; and
•	50,000,000 shares of common stock, par value $0.01 per share.

As of February 15, 2017, 19,230,135 shares of common stock were outstanding. As of that date, there were no other shares of our capital stock outstanding.

Share Repurchases

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in 2016, 2015 or 2014.  As of December 31, 2016, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions under the program. The purchases may be affected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that any future purchases will be funded from available capital.

Item 6.	Selected Financial Data.

The following tables summarize certain selected financial data that should be read in conjunction with our audited financial statements and accompanying notes thereto for the year ended December 31, 2016 included in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Income Statement Data
Gross premiums written	$373,055	$386,529	$393,819	$372,177	$328,823
Ceded premiums written	(10,307)	(11,228)	(13,793)	(18,425)	(16,305)
Net premiums written	$362,748	$375,301	$380,026	$353,752	$312,518
Net premiums earned	$368,704	$375,894	$375,747	$329,983	$290,689
Net investment income	28,106	27,902	27,214	27,029	27,018
Net realized gains (losses) on investments	(494)	(2,494)	697	(1,211)	2,979
Loss on disposal of assets	(1)	(664)	—	(2)	(1)
Fee and other income	347	316	361	536	563
Total revenues	396,662	400,954	404,019	356,335	321,248
Loss and loss adjustment expenses incurred	199,031	214,573	244,916	228,973	219,903
Underwriting and certain other operating costs (1)	29,470	32,162	32,573	18,951	18,450
Commissions	26,243	27,509	27,872	25,303	22,144
Salaries and benefits	24,881	24,442	24,518	22,862	20,839
Interest expense	—	—	—	—	566
Policyholder dividends	4,216	1,301	391	1,042	2,203
Total expenses	283,841	299,987	330,270	297,131	284,105
Income before taxes	112,821	100,967	73,749	59,204	37,143
Income tax expense	34,956	30,505	20,083	15,567	7,790
Net income	77,865	70,462	53,666	43,637	29,353
Less allocated income to participating securities	—	—	—	142	22
Net income available to common shareholders	$77,865	$70,462	$53,666	$43,495	$29,331
Diluted earnings per common share equivalent	$4.05	$3.69	$2.84	$2.32	$1.58
Weighted average common shares	19,105,806	18,941,077	18,646,128	18,373,033	18,166,261
Stock options and performance shares	97,844	178,109	282,376	375,776	408,930
Diluted weighted average of common share equivalents outstanding	19,203,650	19,119,186	18,928,504	18,748,809	18,575,191
Selected Insurance Ratios
Current accident year loss ratio (2)	67.9%	69.8%	71.5%	73.2%	76.5%
Prior accident year loss ratio (3)	(13.9)%	(12.7)%	(6.3)%	(3.8)%	(0.9)%
Net loss ratio	54.0%	57.1%	65.2%	69.4%	75.6%
Net underwriting expense ratio (4)	21.9%	22.4%	22.6%	20.3%	21.1%
Net dividend ratio (5)	1.1%	0.3%	0.1%	0.3%	0.8%
Net combined ratio (6)	77.0%	79.8%	87.9%	90.0%	97.5%

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$58,936	$69,481	$90,956	$123,077	$92,676
Investments	1,084,474	1,045,152	1,016,333	878,775	808,116
Amounts recoverable from reinsurers	83,666	91,077	85,888	75,326	101,352
Premiums receivable, net	183,005	185,364	178,917	171,579	141,950
Deferred income taxes	33,811	29,905	31,231	33,645	29,521
Deferred policy acquisition costs	19,300	20,412	19,649	19,171	18,419
Total assets	1,518,856	1,502,045	1,457,220	1,329,001	1,220,946
Reserves for loss and loss adjustment expenses	742,776	718,033	687,602	614,557	570,450
Unearned premiums	162,028	167,983	168,576	164,296	140,528
Insurance-related assessments	31,742	32,329	29,315	25,428	22,244
Shareholders’ equity	456,150	453,981	446,968	416,814	381,222

(1)	Includes policy acquisition expenses and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
(2)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.
(3)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.
(4)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.
(5)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.
(6)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2017 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

Overview

AMERISAFE is a holding company that markets and underwrites workers’ compensation insurance through its insurance subsidiaries. Workers’ compensation insurance covers statutorily prescribed benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our business strategy is focused on providing this coverage to small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, manufacturing, and agriculture. Employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. Hazardous industry employers also tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. We provide proactive safety reviews of employers’ workplaces. These safety reviews are a vital component of our underwriting process and also promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety or fraud concerns. We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting and safety, claims and audit services, provide us with the opportunity to earn attractive returns for our shareholders.

We actively market our insurance in 27 states through independent agencies, as well as through our wholly owned insurance agency subsidiary. We are also licensed in an additional 20 states, the District of Columbia and the U.S. Virgin Islands.

Two of the key financial measures that we use to evaluate our performance are return on average equity and growth in book value per share adjusted for dividends paid to shareholders. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity. Our return on average equity was 17.1% in 2016, 15.6% in 2015 and 12.4% in 2014. We calculate book value per share by dividing ending shareholders’ equity by the number of common shares outstanding. Our book value per share was $23.72 at December 31, 2016, $23.73 at December 31, 2015 and $23.65 at December 31, 2014.   We paid cash dividends of $3.97 per share in 2016, $3.60 per share in 2015 and $1.98 per share in 2014.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in other lines of business that pay claims more quickly. From December 31, 2011 to December 31, 2016, our investment portfolio, including cash and cash equivalents, increased from $851.5 million to $1.1 billion and produced net investment income of $28.1 million in 2016, $27.9 million in 2015 and $27.2 million in 2014.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to protect us from the impact of large losses. Our reinsurance program for 2017 includes 19 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Our 2017 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant, subject to applicable deductibles, retentions and aggregate limits.  Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty  with an aggregate annual deductible of approximately $5.6 million and an aggregate limit of coverage of approximately $29.6 million for 2017. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

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

For example, for the five-year period ended December 31, 2016 we had recorded 62 severe claims, or an average of 12 severe claims per year for accident years 2012 through 2016. The number of severe claims reported in any one accident year in this five-year period ranged from a low of eight in 2012 to a high of 17 in 2016. The average reported case severity for these claims ranged from $1.6 million for the 2012 accident year to $3.5 million for the 2014 accident year. For the five accident years, the case incurred for these severe claims accounted for an average of 8.0 percentage points of our overall loss and loss adjustment expense, or LAE, ratio, measured at December 31, 2016.

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

Our gross reserves for loss and loss adjustment expenses at December 31, 2016, 2015 and 2014 were $742.8 million, $718.0 million and $687.6 million, respectively. As a percentage of gross reserves at year end, IBNR represented 22.2% in 2016, 22.2% in 2015 and 22.4% in 2014.

In 2016, we decreased our estimates for prior year loss reserves by $51.3 million. In 2015, we decreased our estimates for prior year loss reserves by $47.8 million. In 2014, we decreased our estimates for prior year loss reserves by $23.7 million.

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

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2016 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2016 and the other half in 2017. On a monthly basis, we also recognize net premiums earned from mandatory pooling arrangements.

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

We review the estimate of EBUB premiums on a quarterly basis using historical data and applying various assumptions based on the current market and economic conditions, and we record an adjustment to premium, related losses, and expenses as warranted.

Net Investment Income and Net Realized Gains and Losses on Investments. We invest our statutory surplus funds and the funds supporting our insurance liabilities in fixed maturity, equity securities and alternative investments. In addition, a portion of these funds are held in cash and cash equivalents to pay current claims. Our net investment income includes interest and dividends earned on our invested assets, amortization of premiums and discounts on our fixed-maturity securities and returns on our other investments. We assess the performance of our investment portfolio using a standard tax equivalent yield metric. Investment income that is tax-exempt is increased by our marginal federal tax rate to express yield on tax-exempt securities on the same basis as taxable securities. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their cost or amortized cost, as applicable. Net realized losses occur when our investment securities are sold for less than their cost or amortized cost, as applicable, or are written down as a result of other-than-temporary impairment. We classify the majority of our fixed maturity securities as held-to-maturity. The remainder of our fixed-maturity securities are classified as available-for-sale, as are our equity securities and other investments. Net unrealized gains or losses on our securities classified as available-for-sale are reported separately within accumulated other comprehensive income on our balance sheet.

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

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 31 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

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

Deferred Policy Acquisition Costs. We defer commission expenses, premium taxes and certain marketing, sales, underwriting and safety costs that vary with and primarily relate to the successful acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. In calculating deferred policy acquisition costs, these costs are limited to their estimated realizable value, which gives effect to the premiums to be earned, anticipated losses and settlement expenses and certain other costs we expect to incur as the premiums are earned, less related net investment income. Judgments as to the ultimate recoverability of these deferred policy acquisition costs are highly dependent upon estimated future profitability of unearned premiums. If the unearned premiums were less than our expected claims and expenses after considering investment income, we would reduce the deferred costs.

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

Share-Based Compensation. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation-Stock Compensation, we recognize compensation costs for restricted stock, performance-based stock and stock option awards over the applicable vesting periods.

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Income Statement Data
Gross premiums written	$373,055	$386,529	$393,819
Ceded premiums written	(10,307)	(11,228)	(13,793)
Net premiums written	$362,748	$375,301	$380,026
Net premiums earned	$368,704	$375,894	$375,747
Net investment income	28,106	27,902	27,214
Net realized gains (losses) on investments	(494)	(2,494)	697
Loss on disposal of assets	(1)	(664)	—
Fee and other income	347	316	361
Total revenues	396,662	400,954	404,019
Loss and loss adjustment expenses incurred	199,031	214,573	244,916
Underwriting and certain other operating costs (1)	29,470	32,162	32,573
Commissions	26,243	27,509	27,872
Salaries and benefits	24,881	24,442	24,518
Policyholder dividends	4,216	1,301	391
Total expenses	283,841	299,987	330,270
Income before taxes	112,821	100,967	73,749
Income tax expense	34,956	30,505	20,083
Net income	$77,865	$70,462	$53,666
Selected Insurance Ratios
Current accident year loss ratio (2)	67.9%	69.8%	71.5%
Prior accident year loss ratio (3)	(13.9)%	(12.7)%	(6.3)%
Net loss ratio	54.0%	57.1%	65.2%
Net underwriting expense ratio (4)	21.9%	22.4%	22.6%
Net dividend ratio (5)	1.1%	0.3%	0.1%
Net combined ratio (6)	77.0%	79.8%	87.9%

	As of December 31,
	2016	2015	2014
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$58,936	$69,481	$90,956
Investments	1,084,474	1,045,152	1,016,333
Amounts recoverable from reinsurers	83,666	91,077	85,888
Premiums receivable, net	183,005	185,364	178,917
Deferred income taxes	33,811	29,905	31,231
Deferred policy acquisition costs	19,300	20,412	19,649
Total assets	1,518,856	1,502,045	1,457,220
Reserves for loss and loss adjustment expenses	742,776	718,033	687,602
Unearned premiums	162,028	167,983	168,576
Insurance-related assessments	31,742	32,329	29,315
Shareholders’ equity	456,150	453,981	446,968

(1)	Includes policy acquisition expenses, and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
(2)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses incurred for the current accident year by the current year’s net premiums earned.
(3)	The prior accident year loss ratio is calculated by dividing the change in loss and loss adjustment expenses incurred for prior accident years by the current year’s net premiums earned.
(4)	The net underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries, and benefits by the current year’s net premiums earned.
(5)	The net dividend ratio is calculated by dividing policyholder dividends by the current year’s net premiums earned.
(6)	The net combined ratio is the sum of the net loss ratio, the net underwriting expense ratio and the net dividend ratio.

Overview of Operating Results

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Gross Premiums Written. Gross premiums written for 2016 were $373.1 million, compared to $386.5 million for 2015, a decrease of 3.5%. The decrease was attributable to a $8.4 million decrease in annual premiums on voluntary policies written during the period, a $4.2 million decrease in premiums resulting from payroll audits and related premium adjustments and a $0.9 million decrease in premiums from mandatory pooling arrangements.

Net Premiums Written. Net premiums written for 2016 were $362.7 million, compared to $375.3 million for 2015, a decrease of 3.3%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.7% for 2016 compared to 2.9% for 2015.

Net Premiums Earned. Net premiums earned for 2016 were $368.7 million, compared to $375.9 million for 2015, a decrease of $1.9%.

Net Investment Income. Net investment income in 2016 was $28.1 million, an increase of 0.7% from the $27.9 million reported in 2015. The pre-tax investment yield on our investment portfolio was 2.5% per annum for 2016 and 2015. The tax-equivalent yield on our investment portfolio was 3.2% per annum for 2016, compared to 3.3% per annum for 2015. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate. Average invested assets, including cash and cash equivalents, increased 2.2%, from an average of $1,140.7 million for 2015 to an average of $1,165.4 million for 2016.

Net Realized Gains (Losses) on Investments. Net realized losses on investments in 2016 totaled $0.5 million, compared to losses of $2.5 million in 2015.  In 2016, net realized losses of $0.9 million resulted from the sale of fixed maturity securities classified as available-for-sale.  These losses were partially offset by realized gains of $0.3 million on called fixed maturity securities. In 2015, net realized losses of $2.7 million resulted from an other-than-temporary impairment of four fixed maturity securities.  These losses were partially offset by realized gains of $0.2 million on called fixed maturity securities and other sales of securities.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $199.0 million for 2016, compared to $214.6 million for 2015, a decrease of $15.5 million, or 7.2%. The current accident year losses and LAE incurred were $250.3 million, or 67.9% of net premiums earned, compared to $262.4 million, or 69.8% of net premiums earned for 2015. We recorded favorable prior accident year development of $51.3 million in 2016, compared to $47.8 million in 2015. This is discussed in more detail below in “Prior Year Development.” Our net loss ratio was 54.0% for 2016 and 57.1% for 2015.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2016 were $80.6 million, compared to $84.1 million for 2015, a decrease of 4.2%. This decrease was primarily due to a $1.9 million decrease in insurance related assessments, a $1.4 million decrease in premium taxes and a $1.3 million decrease in commission expense.  These decreases were partially offset by an increase of $1.2 million in bad debt expense due to a change in estimate of $1.1 million recorded in 2015. Our underwriting expense ratio decreased to 21.9% in 2016 from 22.4% in 2015.

Income tax expense. Income tax expense for 2016 was $35.0 million, compared to $30.5 million for 2015. The increase was primarily attributable to an increase in pre-tax income, from $101.0 million for 2015 to $112.8 million for 2016. The effective tax rate also increased to 31.0% for 2016, compared to 30.2% for 2015. This increase is due to improvement in underwriting margins which resulted in a higher proportion of underwriting income to tax-exempt investment income relative to 2015.

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

Net Investment Income. Net investment income in 2015 was $27.9 million, an increase of 2.5% from  the $27.2 million reported in 2014. The pre-tax investment yield on our investment portfolio was 2.5% per annum for 2015 and 2.6% for 2014. The tax-equivalent yield on our investment portfolio was 3.3% per annum for 2015, compared to 3.4% per annum for 2014. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate. Average invested assets, including cash and cash equivalents, increased 7.2%, from an average of $1,064.4 million for 2014 to an average of $1,140.7 million for 2015.

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

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $214.6 million for 2015, compared to $244.9 million for 2014, a decrease of $30.3 million, or 12.4%. The current accident year losses and LAE incurred were $262.4 million, or 69.8% of net premiums earned, compared to $268.6 million, or 71.5% of net premiums earned for 2014. We recorded favorable prior accident year development of $47.8 million in 2015, compared to $23.7 million in 2014. This is discussed in more detail below in “Prior Year Development.” Our net loss ratio was 57.1% for 2015 and 65.2% for 2014.

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

Income tax expense. Income tax expense for 2015 was $30.5 million, compared to $20.1 million for 2014. The increase was primarily attributable to an increase in pre-tax income, from $73.7 million for 2014 to $101.0 million for 2015. The effective tax rate also increased to 30.2% for 2015, compared to 27.2% for 2014. This increase is due to the changing mix of taxable income versus non-taxable investment income.

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $51.3 million in calendar year 2016, $47.8 million in calendar year 2015 and $23.7 million in calendar year 2014. The table below sets forth the favorable development for accident years 2011 through 2015 and, collectively, all accident years prior to 2011.

	Favorable/(Unfavorable) Development for Year Ended December 31,
	2016	2015	2014
	(in millions)
2015	$—	$—	$—
2014	19.7	—	—
2013	13.2	8.2	—
2012	9.1	19.2	9.3
2011	2.3	3.0	1.0
Prior to 2011	7.0	17.4	13.4
Total net development	$51.3	$47.8	$23.7

The table below sets forth the number of open claims as of December 31, 2016, 2015 and 2014, and the numbers of claims reported and closed during the years then ended.

	Twelve Months Ended December 31,
	2016	2015	2014
Open claims at beginning of period	5,300	5,515	5,297
Claims reported	5,338	5,465	5,785
Claims closed	(5,443)	(5,680)	(5,567)
Open claims at end of period	5,195	5,300	5,515

At December 31, 2016, our incurred amounts for certain accident years, particularly 2013 and 2014, developed more favorably than management previously expected. Multiple factors can cause loss development both unfavorable and favorable.  The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement. We believe the favorable loss development in 2013 and 2014 resulted primarily from an intensive claims management focus with the Company actively seeking to settle claims, leading to favorable development.

The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of December 31, 2016, actual results for these accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $187.7 million in 2016, $189.7 million in 2015 and $182.5 million in 2014. We fund claim payments out of cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio increased from $851.5 million at December 31, 2011 to $1.1 billion at December 31, 2016.

As discussed above under “Overview,” we purchase reinsurance to protect us against severe claims and catastrophic events. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2017 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

In December 2016, the Company commuted reinsurance agreements with Hannover Reinsurance Limited (Ireland) (“Hannover”) and Tokio Millennium Re Limited (“Tokio”) covering portions of accident years 2011 through 2013.  The Company received cash of $0.2 million and an additional $25.4 million payment effectuated solely through offset against the balance of the funds withheld account under the reinsurance agreements in exchange for releasing Hannover and Tokio from their reinsurance obligations under the commuted agreements.  Both Hannover and Tokio remain obligated to the subsidiaries of the Company under other reinsurance agreements.  As a result of the commutation, the effect on the Company’s net income in the year ended December 31, 2016 was immaterial.

Net cash provided by operating activities was $114.2 million in 2016, as compared to $92.9 million in 2015, and 140.7 million in 2014. Major components of cash provided by operating activities in 2016 were net premiums collected of $364.6 million and investment income collected of $44.7 million, offset in-part by claim payments of $189.9 million, $72.9 million of operating expenditures, federal taxes paid of $32.5 million and dividends to policyholders paid of $0.5 million.

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

Net cash used in investing activities was $50.5 million in 2016, as compared to $49.8 million in 2015 and $141.3 million in 2014. In 2016, major components of net cash used in investing activities included investment purchases of $354.6 million and net purchases of furniture, fixtures and equipment of $1.6 million, offset by proceeds from sales and maturities of investment of investments of $305.8 million. In 2015, major components of net cash used in investing activities included investment purchases of $326.2 million and net purchases of furniture, fixtures and equipment of $1.0 million, offset by proceeds from sales and maturities of investment of investments of $277.3 million. In 2014, major components of net cash used in investing activities included investment purchases of $455.2 million and net purchases of furniture, fixtures and equipment of $1.0 million, offset by proceeds from sales and maturities of investments of $315.2 million.

Net cash used in financing activities was $74.3 million in 2016, as compared to net cash used in financing activities of $64.5 million in 2015 and net cash used in financing activities of $31.6 million in 2014. Major components of cash used in financing activities in 2016 included cash used for dividends paid to shareholders of $76.1 million, offset by $1.0 million of tax benefit from share-based compensation and $0.8 million of proceeds from the exercise of stock options.  Major components of cash used in financing activities in 2015 included $1.8 million of proceeds from the exercise of stock options and $2.2 million of tax benefit from share-based compensation, offset by cash used for dividends paid to shareholders of $68.6 million. Major components of cash provided in financing activities in 2014 included $2.7 million of proceeds from the exercise of stock options and $2.8 million of tax benefit from share-based compensation, offset by cash used for dividends paid to shareholders of $37.1 million.

The Company has a line of credit agreement with Frost Bank for borrowings up to a maximum of $20.0 million. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR and are unsecured.  Under the agreement, the Company pays a fee of 0.25% on the unused portion of the loan in arrears quarterly, for a fee of $50,000 annually.  At December 31, 2016, there were no outstanding borrowings.  Unless renewed, the agreement will expire in December 2019.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of December 31, 2016, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $25.0 million available for future purchases at December 31, 2016 under this program. There were no share repurchases in 2016, 2015 or 2014. The purchases may continue to be effected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including AIIC, SOCI and AIICTX. AMERISAFE’s primary assets are the capital stock of these insurance subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Based upon the prescribed calculation, the insurance subsidiaries could pay to AMERISAFE dividends of up to $78.9 million in 2017 without seeking regulatory approval. See “Business—Regulation—Dividend Limitations” in Item 1 of this report.

In 2016, 2015 and 2014, the Company paid regular quarterly cash dividends of $0.18, $0.15 and $0.12 per share, respectively.  In addition, the Company paid extraordinary cash dividends of $3.25 in 2016, $3.00 in 2015 and $0.50 and $1.00 per share in 2014.

On February 21, 2017 the Company declared a regular quarterly cash dividend of $0.20 per share payable on March 24, 2017 to shareholders of record on March 10, 2017.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter.  On an annualized basis, the cash dividend is expected to be $0.80 per share in 2017.

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

Under Nebraska and Texas law, as applicable, each of AIIC, SOCI and AIICTX is required to invest only in securities that are either interest-bearing, interest-accruing or eligible for dividends, and must limit its investment in the securities of any single issuer, other than direct obligations of the United States, to five percent of the insurance company’s assets. As of December 31, 2016, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security.

As of December 31, 2016, our investment portfolio, including cash and cash equivalents, totaled $1.1 billion, an increase of 2.6% from December 31, 2015. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities. As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. The remainder of our fixed maturity securities and all of our equity securities are classified as available-for-sale and reported at fair value.

On January 1, 2008, we adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 18 of the financial statements, our securities available-for-sale are classified using Level 1, 2 and 3 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825, Financial Instruments, for any financial assets or financial liabilities in 2015 or 2016.

The composition of our investment portfolio, including cash and cash equivalents, as of December 31, 2016 is shown in the following table.

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$394,875	34.6%	2.9%
Corporate bonds	143,858	12.6%	2.0%
Commercial mortgage-backed securities	70	0.0%	4.9%
U.S. agency-based mortgage-backed securities	9,967	0.8%	5.1%
U.S. Treasury securities and obligations of U.S. Government agencies	11,737	1.0%	3.0%
Asset-backed securities	1,927	0.2%	3.6%
Total fixed maturity securities—held-to-maturity	562,434	49.2%	2.7%
Fixed maturity securities—available-for-sale:
State and political subdivisions	232,293	20.3%	3.2%
Corporate bonds	182,515	16.0%	2.0%
U.S. agency-based mortgage-backed securities	9,342	0.8%	2.4%
U.S. Treasury securities and obligations of U.S. Government agencies	54,947	4.8%	1.5%
Total fixed maturity securities—available-for-sale	479,097	41.9%	2.6%
Equity securities	33	0.0%	0.1%
Other investments	13,330	1.2%	0.0%
Cash and cash equivalents	58,936	5.1%	0.3%
Short-term investments	29,580	2.6%	0.9%
Total Investments, including cash and cash equivalents	$1,143,410	100.0%	2.4%

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

The following table summarizes the fair value of, and the amount of, unrealized losses on our investment securities, segregated by the time period each security has been in a continuous unrealized loss position as of December 31, 2016 and 2015:

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2016:
Fixed maturity securities	$379,702	$(7,396)	$23,517	$(1,576)
Equity securities	—	—	—	—
December 31, 2015:
Fixed maturity securities	$314,137	$(2,272)	$35,005	$(1,965)
Equity securities	—	—	—	—

We reviewed all securities with unrealized losses in accordance with the impairment policy described above. We determined that the unrealized losses in the fixed maturity securities portfolio related primarily to changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market liquidity and prices. We expect to recover the carrying value of these securities as it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. In addition, none of the unrealized losses on debt securities are considered credit losses.

During 2016, the Company had no impairments losses recognized for other-than-temporary declines in the fair value of our investments.

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

The pre-tax investment yield on our investment portfolio was 2.5% per annum during the twelve months ended December 31, 2016, compared to 2.5% per annum during the same period in 2015.

Contractual Obligations and Commitments

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2016, the present value of these annuities was $96.1 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 16 to our consolidated financial statements in Item 8 of this report.

We lease equipment and office space under noncancelable operating leases. Future minimum lease payments at December 31, 2016, were as follows:

Year	Future Minimum Lease Payments
(in thousands)
2017	$131
2018	74
2019	6
$211

Rental expense was $0.2 million in 2016, 2015 and 2014.

The table below provides information with respect to our contractual obligations as of December 31, 2016.

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Loss and loss adjustment expenses (1)	$742,776	$241,501	$302,037	$85,706	$113,532
Loss-based insurance assessments (2)	15,209	4,945	6,184	1,755	2,325
Capital lease obligations	177	53	124	—	—
Operating lease obligations	211	131	80	—	—
Purchase obligations	1,055	987	68	—	—
Total	$759,428	$247,617	$308,493	$87,461	$115,857

(1)

The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2016 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense process, see “Business—Loss Reserves” in Item 1 of this report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the amounts shown in the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors— Risks Related to Our Business—Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Item 1A of this report for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. As of December 31, 2016, we had fixed maturity securities with a fair value of $1,048.0 million and a carrying value of $1,041.5 million. These securities are all subject to interest rate risk, but because we classify the majority of our fixed maturity securities as held-to-maturity, changes in fair values have a small effect on the carrying value of our portfolio. We manage our exposure to interest rate risk with respect to these securities by investing in a portfolio of securities with moderate effective duration. At December 31, 2016, the effective duration of the total investment portfolio, including cash and short term investments, was 3.4 years. Given the current low interest rate environment, the risk to the portfolio from higher rates exceeds the potential benefit to the portfolio from lower rates. Should we experience a large rise in interest rates, the effect on the carrying value of our portfolio could be substantial.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2016 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.  The change in carrying value is less than the change in fair value due to our held-to-maturity portfolio.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$963,109	$(84,919)	$993,755	$(47,776)	(10.5)%
100 basis point increase	1,005,648	(42,380)	1,017,744	(23,787)	(5.2)%
No change	1,048,028	—	1,041,531	—	—
100 basis point decrease	1,087,531	39,503	1,063,082	21,551	4.7%
200 basis point decrease	1,125,632	77,604	1,083,175	41,644	9.1%

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and shareholders’ equity. In order to minimize our exposure to equity price risk, we independently monitor the financial condition of our equity securities, and diversify our investments. In addition, we limit the percentage of equity securities held in our investment portfolio to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity. As of December 31, 2016, the equity securities in our investment portfolio had a fair value of $0.03 million, representing less than 0.1% of shareholders’ equity on that date. As of December 31, 2016, the Company held an investment in a limited partnership hedge fund with a fair value of $13.3 million, representing 2.9% of shareholders’ equity on that date.  See “Business—Investments” in Item 1 of this report.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and shareholders of AMERISAFE, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERISAFE, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMERISAFE, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 24, 2017

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2016	2015
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $568,931 and $662,276 in 2016 and 2015, respectively)	$562,434	$645,164
Fixed maturity securities—available-for-sale, at fair value (cost $479,871 and $376,109 in 2016 and 2015, respectively)	479,097	380,022
Equity securities—available-for-sale, at fair value (cost $0, in 2016 and 2015)	33	31
Short-term investments	29,580	7,718
Other investments	13,330	12,217
Total investments	1,084,474	1,045,152
Cash and cash equivalents	58,936	69,481
Amounts recoverable from reinsurers	83,666	91,077
Premiums receivable, net of allowance	183,005	185,364
Deferred income taxes	33,811	29,905
Accrued interest receivable	11,360	11,685
Property and equipment, net	6,636	6,181
Deferred policy acquisition costs	19,300	20,412
Other assets	37,668	42,788
Total assets	$1,518,856	$1,502,045
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$742,776	$718,033
Unearned premiums	162,028	167,983
Reinsurance premiums payable	28	154
Amounts held for others	31,974	49,790
Policyholder deposits	49,130	48,380
Insurance-related assessments	31,742	32,329
Federal income tax payable	4,017	911
Accounts payable and other liabilities	31,510	30,484
Payable for investments purchased	9,501	—
Total liabilities	1,062,706	1,048,064
Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2016 and 2015; 20,488,385 and 20,388,396 shares issued and 19,230,135 and 19,130,146 shares outstanding in 2016 and 2015, respectively	204	203
Additional paid-in capital	208,390	204,688
Treasury stock at cost (1,258,250 shares in 2016 and 2015)	(22,370)	(22,370)
Accumulated earnings	270,418	268,873
Accumulated other comprehensive income (loss), net	(492)	2,587
Total shareholders’ equity	456,150	453,981
Total liabilities and shareholders’ equity	$1,518,856	$1,502,045

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Net premiums earned	$368,704	$375,894	$375,747
Net investment income	28,106	27,902	27,214
Net realized gains (losses) on investments	(494)	(2,494)	697
Loss on disposal of assets	(1)	(664)	—
Fee and other income	347	316	361
Total revenues	396,662	400,954	404,019
Expenses
Loss and loss adjustment expenses incurred	199,031	214,573	244,916
Underwriting and certain other operating costs	29,470	32,162	32,573
Commissions	26,243	27,509	27,872
Salaries and benefits	24,881	24,442	24,518
Policyholder dividends	4,216	1,301	391
Total expenses	283,841	299,987	330,270
Income before income taxes	112,821	100,967	73,749
Income tax expense	34,956	30,505	20,083
Net income	77,865	70,462	53,666
Net income available to common shareholders	$77,865	$70,462	$53,666
Earnings per share
Basic	$4.08	$3.72	$2.88
Diluted	$4.05	$3.69	$2.84
Shares used in computing earnings per share
Basic	19,105,806	18,941,077	18,646,128
Diluted	19,203,650	19,119,186	18,928,504
Extraordinary cash dividends declared per common share	$3.25	$3.00	$1.50
Cash dividends declared per common share	$0.72	$0.60	$0.48

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$77,865	$70,462	$53,666
Other comprehensive income:
Unrealized gain (loss) on securities, net of tax	(3,079)	(223)	7,105
Comprehensive income	$74,786	$70,239	$60,771

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amounts	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2013	19,855,430	$198	(1,258,250)	$(22,370)	$192,537	$250,744	$(4,295)	$416,814
Comprehensive income:
Net income	—	—	—	—	—	53,666	—	53,666
Other comprehensive income:
Change in unrealized losses, net of tax	—	—	—	—	—	—	7,105	7,105
Comprehensive income	—	—	—	—	—	—	—	60,771
Common stock issued upon exercise of options	294,165	3	—	—	2,671	—	—	2,674
Restricted common stock issued	6,341	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,089	—	—	1,089
Tax benefit from share-based payments	—	—	—	—	2,841	—	—	2,841
Dividends to shareholders	—	—	—	—	—	(37,221)	—	(37,221)
Balance at December 31, 2014	20,155,936	$201	(1,258,250)	$(22,370)	$199,138	$267,189	$2,810	$446,968
Comprehensive income:
Net income	—	—	—	—	—	70,462	—	70,462
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(223)	(223)
Comprehensive income	—	—	—	—	—	—	—	70,239
Common stock issued upon exercise of options	193,204	2	—	—	1,842	—	—	1,844
Restricted common stock issued	39,256	—	—	—	502	—	—	502
Share-based compensation	—	—	—	—	1,003	—	—	1,003
Tax benefit from share-based payments	—	—	—	—	2,203	—	—	2,203
Dividends to shareholders	—	—	—	—	—	(68,778)	—	(68,778)
Balance at December 31, 2015	20,388,396	$203	(1,258,250)	$(22,370)	$204,688	$268,873	$2,587	$453,981
Comprehensive income:
Net income	—	—	—	—	—	77,865	—	77,865
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(3,079)	(3,079)
Comprehensive income	—	—	—	—	—	—	—	74,786
Common stock issued upon exercise of options	68,879	1	—	—	836	—	—	837
Restricted common stock issued	31,110	—	—	—	603	—	—	603
Share-based compensation	—	—	—	—	1,268	—	—	1,268
Tax benefit from share-based payments	—	—	—	—	995	—	—	995
Dividends to shareholders	—	—	—	—	—	(76,320)	—	(76,320)
Balance at December 31, 2016	20,488,385	$204	(1,258,250)	$(22,370)	$208,390	$270,418	$(492)	$456,150

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$77,865	$70,462	$53,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,181	1,348	1,298
Net amortization of investments	16,247	16,424	15,243
Deferred income taxes	(2,249)	1,446	(1,412)
Net realized (gains) losses on investments	509	2,494	(697)
Net realized losses on disposal of assets	1	664	—
Share-based compensation	1,603	1,223	1,519
Changes in operating assets and liabilities:
Premiums receivable, net	2,359	(6,447)	(7,338)
Accrued interest receivable	325	(48)	(395)
Deferred policy acquisition costs	1,112	(763)	(478)
Amounts held by others	1,016	(27,847)	(1,082)
Other assets	1,631	(1,042)	(4,306)
Reserves for loss and loss adjustment expenses	24,743	30,431	73,045
Unearned premiums	(5,955)	(593)	4,280
Reinsurance balances	7,285	(5,878)	(10,326)
Amounts held for others and policyholder deposits	(17,066)	6,621	11,190
Accounts payable and other liabilities	3,605	4,364	6,477
Net cash provided by operating activities	114,212	92,859	140,684
Investing activities
Purchases of investments held-to-maturity	(102,830)	(178,010)	(223,028)
Purchases of investments available-for-sale	(216,466)	(135,915)	(149,956)
Purchases of short-term investments	(35,295)	(12,246)	(79,957)
Proceeds from maturities of investments held-to-maturity	177,159	160,834	112,100
Proceeds from sales and maturities of investments available-for-sale	115,552	78,637	72,535
Proceeds from sales and maturities of short-term investments	13,040	37,833	128,043
Purchases of property and equipment	(1,638)	(953)	(989)
Net cash used in investing activities	(50,478)	(49,820)	(141,252)
Financing activities
Proceeds from stock option exercises	837	1,844	2,674
Tax benefit from share-based payments	995	2,203	2,841
Dividends to shareholders	(76,111)	(68,561)	(37,068)
Net cash used in financing activities	(74,279)	(64,514)	(31,553)
Change in cash and cash equivalents	(10,545)	(21,475)	(32,121)
Cash and cash equivalents at beginning of year	69,481	90,956	123,077
Cash and cash equivalents at end of year	$58,936	$69,481	$90,956
Supplemental disclosure of cash flow information
Income taxes paid	$31,500	$23,851	$19,926

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, manufacturing, agriculture, and oil and gas. Assets and revenues of AIIC represent at least 95% of comparable consolidated amounts of the Company for each of 2016, 2015 and 2014.

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

Adopted Accounting Guidance

In May 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-07, Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments in this update change the disclosure requirements for investments in certain entities that calculate net asset value (NAV) per share. Under current accounting standards entities are permitted to estimate the fair value of certain investments using the investment’s NAV as a practical expedient. The disclosure guidance also permits entities to disclose the investment at NAV in the fair value hierarchy table as either Level 2 or Level 3, based upon certain criteria. The measurement basis utilizing NAV is different than the measurement criteria of all other investments which utilize inputs to calculate fair value. Due to this inconsistency, the FASB issued this ASU which requires entities to remove investments measured at NAV from the fair value hierarchy table. Other than the change in presentation, the adoption of this new guidance in interim periods beginning in 2016 did not have an impact on our consolidated financial statements.

In May 2015, FASB issued Accounting Standards Update (ASU) 2015-09, Financial Services – Insurance (Topic 944): Disclosures about Short-Duration Contracts.  The guidance requires additional disclosures for short-duration insurance contracts.  New disclosures are to include more information about initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims.  This standard is effective for us beginning with this 2016 annual financial statement.  The guidance requires a change in disclosure only (see Note 9 to our financial statements), and thus has no impact on our financial condition or results of operations.

Prospective Accounting Guidance

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  The new guidance requires that all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to recognizing excess tax benefits in additional paid-in capital.  It also requires the cash flows resulting from share-based payments to be included as an operating activity.  In addition to the changes, the

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

guidance permits reporting entities to elect to estimate forfeitures related to share-based payments or recognize them as they occur.  The threshold to qualify for equity classification has also been revised to permit withholding up to the maximum statutory tax rates in the applicable jurisdictions.  The standard is effective for us in the first quarter of 2017.  Adoption of this guidance is not expected to have a material impact on our financial condition and results of operations.

In May 2014, the FASB Issued ASU 2014-09 (Topic 606): Revenue from Contracts with Customers.  The guidance revises the criteria for revenue recognition and requires that the revenue recognized reflect the transfer of promised goods or services to customers in an amount that represents the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard is effective for us in the first quarter of 2018.  Revenue from insurance contracts is excluded from the scope of the new guidance and as a result, adoption of this guidance is not expected to have a material impact on our financial condition and results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This guidance requires fair value measurement for equity investments (not including those that result in consolidation of the investee or use the equity method of accounting) and the recognition of changes in fair value to be presented as a component of net income.  The guidance also revises the disclosure requirements related to fair value changes of liabilities presented in comprehensive income, eliminates disclosure related to the methods and assumptions underlying fair value for financial instruments measured at amortized cost, and simplifies impairment assessments for equity investments without readily determinable fair values.  This standard is effective for us in the first quarter of 2018.  The Company will continue to monitor the impact as the implementation date approaches.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the contract as a capital lease, are met.  The new guidance requires a lessee to recognize a lease liability and a right of use asset for all leases extending beyond twelve months.  The new guidance is effective for us in the first quarter of 2019.  Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach.  Adoption of the guidance is not expected to have a material effect on the Company’s consolidated financial statements as the Company does not have any significant leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses.  The new guidance replaces the methodology of credit loss impairment, which currently, delays the recognition of credit losses until a probable loss has been incurred.  The new guidance requires credit losses for securities measured at amortized cost, to be determined using current expected credit losses estimates.  These estimates are to be derived from historical, current and reasonable supporting forecasts, including prepayments and estimates, and will be recorded through a valuation allowance account that will run through the income statement.  The same method will be used for available-for-sale securities, but the valuation allowance will be limited to the amount by which the fair value is below amortized cost.  The standard is effective for us in the first quarter of 2020.  The Company will continue to monitor the impact as the implementation date approaches.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Short-Term Investments

Short-term investments include municipal securities, corporate bonds and certificates of deposit with an original maturity greater than 90 days but less than one year.

Other Investments

Other investments consist of a limited partnership interest that is accounted for under the equity method, valued using the net asset value provided by the general partner of the limited partnership, which approximates the fair value of the interest.  The limited partnership’s objective is to generate absolute returns by investing long and short in publicly-traded global securities.  Redemptions are allowed monthly following a 60-day notice with no lock up periods.  The Company has no unfunded commitments to the limited partnership.

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

Deferred Policy Acquisition Costs

The direct costs of successfully acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2016, 2015 or 2014.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

The Company estimates EBUB premiums on a quarterly basis using historical data and applying various assumptions based on the current market and economic conditions, and records an adjustment to premium, related losses, and expenses as warranted.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Experience-rated commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. These commission revenues on reinsurance contracts are recognized during the related reinsurance treaty period and are based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and certain other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations. Experience-rated commissions had no impact on underwriting and certain other operating costs in 2016 compared to $0.3 in 2015 and no impact in 2014.

In December 2016, the Company commuted reinsurance agreements with Hannover Reinsurance Limited (Ireland) (“Hannover”) and Tokio Millennium Re Limited (“Tokio”) covering portions of accident years 2011 through 2013.  The Company received cash of $0.2 million and an additional $25.4 million payment effectuated solely through offset against the balance of the funds withheld account under the reinsurance agreements in exchange for releasing Hannover and Tokio from their reinsurance obligations under the commuted agreements.  Both Hannover and Tokio remain obligated to the subsidiaries of the Company under other reinsurance agreements. As a result of the commutation, the effect on the Company’s net income in the year ended December 31, 2016 was immaterial.

Fee and Other Income

The Company recognizes income related to commissions earned by AGAI as the related services are performed.

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and certain other operating costs in the consolidated statements of income. Total advertising expenses incurred were $0.7 million in 2016 and 2015 and $0.5 million in 2014.

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

December 31, 2016

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

Basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. The diluted EPS calculation includes potential common shares assumed issued under the treasury stock method, which reflects the potential dilution that would occur if any outstanding options or warrants were exercised or restricted stock becomes vested, and includes the “if converted” method for participating securities if the effect is dilutive. Prior to 2014, we determined diluted EPS as the more dilutive result of either the treasury method or the two-class method.

Share-Based Compensation

The Company recognizes the impact of its share-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. All share-based grants are recognized as compensation expense over the vesting period.  The target value of long-term incentive awards are recognized as compensation over the performance period.

2.	Investments

Short-term investments held at December 31, 2016 include $ 21.9 million of U.S. Treasury securities and obligation of U.S. government agencies, $4.9 million of states and political subdivisions and $2.8 million of corporate bonds. Short-term investments held at December 31, 2015 include $7.7 million of corporate bonds.

AMERISAFE holds an investment in a limited partnership hedge fund accounted for under the equity method.  The carrying value of this investment is $13.3 million at December 31, 2016.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at December 31, 2016 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$394,875	$7,622	$(3,014)	$399,483
Corporate bonds	143,858	423	(265)	144,016
Commercial mortgage-backed securities	70	—	—	70
U.S. agency-based mortgage-backed securities	9,967	948	—	10,915
U.S. Treasury securities and obligations of U.S. government agencies	11,737	746	(67)	12,416
Asset-backed securities	1,927	163	(59)	2,031
Totals	$562,434	$9,902	$(3,405)	$568,931

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at December 31, 2016 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$231,168	$4,340	$(3,215)	$232,293
Corporate bonds	182,350	436	(271)	182,515
U.S. agency-based mortgage-backed securities	10,428	17	(1,103)	9,342
U.S. Treasury securities and obligations of U.S. government agencies	55,925	—	(978)	54,947
Total fixed maturity	479,871	4,793	(5,567)	479,097
Other investments	10,000	3,330	—	13,330
Equity securities	—	33	—	33
Totals	$489,871	$8,156	$(5,567)	$492,460

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

December 31, 2016

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

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at December 31, 2016, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$109,707	$110,469
After one year through five years	259,942	263,620
After five years through ten years	105,396	106,341
After ten years	75,425	75,485
Commercial mortgage-backed securities	70	70
U.S. agency-based mortgage-backed securities	9,967	10,915
Asset-backed securities	1,927	2,031
Totals	$562,434	$568,931

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at December 31, 2016, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$64,852	$65,174
After one year through five years	215,486	215,624
After five years through ten years	30,846	30,488
After ten years	158,259	158,469
U.S. agency-based mortgage-backed securities	10,428	9,342
Totals	$479,871	$479,097

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

At December 31, 2016, there were $21.2 million of held-to-maturity investments, $0.4 million of available-for-sale investments and $0.1 million of cash on deposit with regulatory agencies of states in which the Company does business.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2016, 2015 and 2014 is as follows:

	Fixed Maturity Securities Available for Sale	Equity Securities	Other	Total
	(in thousands)
Year ended December 31, 2016
Proceeds from sales	$54,730	$—	$4,609	$59,339
Gross realized investment gains	$823	$—	$68	$891
Gross realized investment losses	(1,728)	—	—	(1,728)
Net realized investment gains (losses)	(905)	—	68	(837)
Other, including gains on calls and redemptions	274	—	69	343
Net realized gains (losses) on investments	$(631)	$—	$137	$(494)
Year ended December 31, 2015
Proceeds from sales	$4,432	$—	$—	$4,432
Gross realized investment gains	$177	$—	$—	$177
Gross realized investment (losses)	(162)	—	—	(162)
Net realized investment gains	15	—	—	15
Impairments	(2,653)	—	—	(2,653)
Other, including gains on calls and redemptions	102	—	42	144
Net realized gains (losses) on investments	$(2,536)	$—	$42	$(2,494)
Year ended December 31, 2014
Proceeds from sales	$768	$9,780	$—	$10,548
Gross realized investment gains	$1	$749	$—	$750
Gross realized investment (losses)	—	(451)	—	(451)
Net realized investment gains	1	298	—	299
Impairments	(222)	—	—	(222)
Other, including gains on calls and redemptions	244	—	376	620
Net realized gains on investments	$23	$298	$376	$697

In 2016, the Company sold bonds that were classified as held-to-maturity.  In February, Moody’s downgraded the bonds to B2 from B1 citing increasing liquidity concerns and also placed the bonds on negative outlook indicating the rating could be downgraded further.  Given the evidence of significant deterioration, the Company elected to sell the bonds for $3.0 million, recognizing a $0.1 million realized gain.

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Gross investment income:
Fixed maturity securities	$27,837	$28,498	$26,622
Short-term investments and cash and cash equivalents	348	149	426
Equity securities	—	—	232
Other investments	1,568	763	1,611
Total gross investment income	29,753	29,410	28,891
Investment expenses	(1,647)	(1,508)	(1,677)
Net investment income	$28,106	$27,902	$27,214

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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
	(in thousands)
December 31, 2016
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$157,507	$3,014	$—	$—	$157,507	$3,014
Corporate bonds	44,654	202	6,292	63	50,946	265
U.S. Treasury securities and obligations of U.S. government agencies	3,968	67	—	—	3,968	67
Asset-backed securities	—	—	1,173	59	1,173	59
Total held-to-maturity securities	206,129	3,283	7,465	122	213,594	3,405
Available-for Sale
Fixed maturity securities:
States and political subdivisions	$73,505	$2,976	$4,523	$239	$78,028	$3,215
Corporate bonds	41,419	111	7,922	160	49,341	271
U.S. agency-based mortgage-backed securities	3,702	48	3,607	1,055	7,309	1,103
U.S. Treasury securities and obligations of U.S. government agencies	54,947	978	—	—	54,947	978
Total available-for-sale securities	173,573	4,113	16,052	1,454	189,625	5,567
Total	$379,702	$7,396	$23,517	$1,576	$403,219	$8,972
December 31, 2015
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$24,068	$45	$—	$—	$24,068	$45
Corporate bonds	128,436	687	18,139	123	146,575	810
Commercial mortgage-backed securities	9,784	15	—	—	9,784	15
U.S. agency-based mortgage-backed securities	18	—	28	1	46	1
U.S. Treasury securities and obligations of U.S. government agencies	2,980	4	—	—	2,980	4
Asset-backed securities	—	—	1,389	76	1,389	76
Total held-to-maturity securities	165,286	751	19,556	200	184,842	951
Available-for Sale
Fixed maturity securities:
States and political subdivisions	$6,560	$9	$4,439	$198	$10,999	$207
Corporate bonds	141,857	1,475	4,216	11	146,073	1,486
U.S. agency-based mortgage-backed securities	434	37	6,794	1,556	7,228	1,593
Total available-for-sale securities	148,851	1,521	15,449	1,765	164,300	3,286
Total	$314,137	$2,272	$35,005	$1,965	$349,142	$4,237

At December 31, 2016, the Company held 260 individual fixed maturity securities that were in an unrealized loss position, of which 17 were in a continuous unrealized loss position for longer than 12 months.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

We reviewed all securities with unrealized losses in accordance with the impairment policy described above. The Company determined that the unrealized losses in the fixed maturity securities portfolio related primarily to changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market liquidity and prices generally. We expect to recover the carrying value of these securities as it is not more likely than not that we will be required to sell the securities before the recovery of its amortized cost basis.

In 2016, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

3.	Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for doubtful accounts. The components of premiums receivable are shown below:

	December 31,
	2016	2015
	(in thousands)
Premiums receivable	$188,217	$190,216
Allowance for doubtful accounts	(5,212)	(4,852)
Premiums receivable, net	$183,005	$185,364

The following summarizes the activity in the allowance for doubtful accounts:

	December 31,
	2016	2015	2014
	(in thousands)
Balance, beginning of year	$4,852	$5,211	$5,458
Provision for bad debts	1,646	806	673
Write-offs	(1,286)	(1,165)	(920)
Balance, end of year	$5,212	$4,852	$5,211

Included in premiums receivable at December 31, 2016, 2015 and 2014 is the Company’s estimate for EBUB premium of $7.7 million, $7.6 million and $5.2 million, respectively.

4.	Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs that are incremental and directly related to the successful acquisition of new or the renewal of existing insurance contracts.  We defer incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

We also defer a portion of employee total compensation costs directly related to time spent performing specific acquisition or renewal activities.

These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2016	2015
	(in thousands)
Agents’ commissions	$15,286	$15,997
Premium taxes	2,578	3,121
Deferred underwriting expenses	1,436	1,294
Total deferred policy acquisition costs	$19,300	$20,412

The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Balance, beginning of year	$20,412	$19,649	$19,171
Policy acquisition costs deferred	43,209	45,604	44,295
Amortization expense during the year	(44,321)	(44,841)	(43,817)
Balance, end of year	$19,300	$20,412	$19,649

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2016	2015
	(in thousands)
Land and office building	$7,515	$7,069
Furniture and equipment	6,509	6,227
Software	6,739	6,277
Automobiles	74	74
	20,837	19,647
Accumulated depreciation	(14,201)	(13,466)
Property and equipment, net	$6,636	$6,181

Furniture and equipment included property held under capital leases of $0.2 million at December 31, 2016.  Accumulated depreciation includes $80,000 that is related to these properties at December 31, 2016.  Furniture and equipment included property held under capital leases of $0.1 million at December 31, 2015.  Accumulated depreciation includes $97,000 that is related to these properties at December 31, 2015.  Furniture and equipment included property held under capital leases of $0.1 million at December 31, 2014.  Accumulated depreciation includes $49,000 that is related to these properties at December 31, 2014.  The capital lease obligations related to these properties are included in accounts payable and other liabilities.

Future minimum lease payments related to the capital lease obligations are detailed below (in thousands):

2017	$56
2018	42
2019	42
2020	42
Present value of net minimum lease payments	$182

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

The Company made a partial disposition election under tax regulations to write-off capitalized amounts for book and tax purposes of certain fixed assets and deductible repairs in the amount of $0.6 million in 2015 and this amount is included in “Loss on disposal of assets.”

6.	Reinsurance

The Company cedes certain premiums and losses to various reinsurers under quota share and excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2016, 2015 and 2014 was as follows:

	2016 Premiums		2015 Premiums		2014 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Gross	$373,055	$379,011	$386,529	$387,122	$393,819	$389,540
Ceded	(10,307)	(10,307)	(11,228)	(11,228)	(13,793)	(13,793)
Net premiums	$362,748	$368,704	$375,301	$375,894	$380,026	$375,747

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2016	2015
	(in thousands)
Unpaid losses recoverable:
Case basis	$49,361	$37,207
Incurred but not reported	28,895	27,651
Paid losses recoverable	485	414
Experience-rated commissions recoverable	4,925	25,805
Total	$83,666	$91,077

Amounts recoverable from reinsurers consists of ceded case reserves, ceded incurred but not reported (“IBNR”) reserves, paid losses recoverable and experience-rated commissions recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2016, there were no paid losses recoverable past due. Experience-rated commissions recoverable represents earned commission from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers, and these amounts declined during 2016 as a result of the December 2016 commutation of the 2011 through 2013 reinsurance agreements with Hannover and Tokio.

The Company received reinsurance recoveries of $0.5 million in 2016, $1.0 million in 2015 and $ 1.5 million in 2014.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts.  At December 31, 2016, reinsurance recoverables from reinsurers that exceeded 1.5% of statutory surplus of the Company’s insurance subsidiaries are shown below (in thousands). The A.M. Best Company rating for the reinsurer is shown parenthetically.

Hannover Reinsurance Limited (Ireland) (A+)	$29,670
Odyssey America Reinsurance Corporation (A)	12,600
Minnesota Workers’ Compensation Reinsurance Association (NR)	9,623
Other reinsurers	31,773
Total amounts recoverable from reinsurers	83,666
Funds withheld and letters of credit related to the above recoverables	(38,453)
Total unsecured amounts recoverable from reinsurers	$45,213

7.	Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$16,035	$15,415
Unearned premiums	14,483	14,839
Accrued expenses and other	3,640	3,904
State income tax	617	488
Accrued policyholder dividends	2,024	719
Impaired securities	70	238
Capital loss carryforward	15	715
Accrued insurance-related assessments	5,323	4,953
Net unrealized loss on securities	265	—
Total deferred tax assets	42,472	41,271
Deferred income tax liabilities:
Deferred policy acquisition costs	(8,492)	(9,012)
Callable bond amortization	(10)	—
Unrealized gain on securities available-for-sale	—	(1,393)
Property and equipment and other	204	(696)
Salvage and subrogation	(363)	(265)
Guaranty fund related items	—	—
Total deferred income tax liabilities	(8,661)	(11,366)
Net deferred income taxes	$33,811	$29,905

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$35,602	$28,047	$20,811
State	1,603	1,012	684
	37,205	29,059	21,495
Deferred:
Federal	(2,120)	1,343	(821)
State	(129)	103	(591)
	(2,249)	1,446	(1,412)
Total	$34,956	$30,505	$20,083

During 2016, 2015 and 2014, there was no valuation allowance on the Company’s deferred income tax assets and liabilities.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Income tax computed at federal statutory tax rate	$39,487	$35,338	$25,812
Tax-exempt interest, net	(5,370)	(5,630)	(5,620)
State income tax	913	762	(146)
Dividends received deduction	(125)	(19)	(60)
Other	51	54	97
	$34,956	$30,505	$20,083

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2016, 2015 and 2014.

Tax years 2013 through 2016 are subject to examination by the federal and state taxing authorities. In 2016, the Company was notified by the Illinois Department of Revenue that the examination of tax years 2011 and 2012 had been completed with no findings.

8.	Line of Credit

In 2013, the Company entered into an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank.  In December 2016, the agreement was renewed.  The agreement expires in December 2019.  Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR.  Under the agreement, the Company will pay a fee of 0.25% on the unused portion of the loan in arrears quarterly for a fee of $50,000 annually, assuming the line of credit is not used during the calendar year.  The line of credit is unsecured. No borrowings or letters of credit were outstanding under the line of credit arrangement at December 31, 2016 or 2015.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

9.	Loss and Loss Adjustment Expenses

The following development tables provide the incurred and paid claims and allocated claim adjustment expenses, net of reinsurance, for workers’ compensation and general liability for accident years 2007 through 2016.  The incurred but not reported (“IBNR”) claims and claims frequency is included for each accident year presented.

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of
	For the Years Ended December 31,										December 31,2016
	(Dollars in thousands)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total IBNR plus Expected Development on Reported Claims	Cumulative Number of Claims Reported
2007	$208,480	$218,448	$206,044	$196,773	$185,225	$181,633	$180,229	$179,373	$178,608	$178,582	$1,620	7,122
2008	-	196,923	200,371	195,619	190,905	187,695	184,547	182,846	183,608	182,901	2,751	6,486
2009	-	-	185,359	188,746	188,462	187,943	184,006	182,274	177,795	176,586	3,199	5,371
2010	-	-	-	179,156	202,479	208,035	205,769	198,861	193,029	191,000	5,786	5,970
2011	-	-	-	-	196,384	199,522	199,163	198,213	195,262	192,988	7,461	6,040
2012	-	-	-	-	-	222,549	222,075	212,738	193,515	184,460	7,798	5,743
2013	-	-	-	-	-	-	241,810	241,811	233,656	220,457	11,868	5,761
2014	-	-	-	-	-	-	-	268,846	268,846	249,097	21,004	5,815
2015	-	-	-	-	-	-	-	-	262,573	262,573	28,658	5,477
2016	-	-	-	-	-	-	-	-	-	250,491	34,737	5,104
									Total	$2,089,136	$124,882

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Dollars in thousands)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Claim Frequency	*
2007	$43,470	$97,657	$128,254	$141,595	$152,136	$158,056	$162,903	$164,970	$166,734	$167,996	21.77
2008	-	47,685	103,057	132,515	147,377	157,388	163,933	166,814	170,347	171,496	20.98
2009	-	-	42,332	96,173	123,946	142,667	150,925	155,365	158,214	159,345	19.82
2010	-	-	-	47,520	108,714	141,029	156,974	165,834	169,565	172,426	24.93
2011	-	-	-	-	53,329	111,029	140,831	153,968	161,639	165,967	22.80
2012	-	-	-	-	-	50,579	107,467	133,658	149,161	154,553	18.71
2013	-	-	-	-	-	-	51,396	119,507	150,304	165,994	16.54
2014	-	-	-	-	-	-	-	53,060	119,820	153,320	14.93
2015	-	-	-	-	-	-	-	-	54,141	121,599	14.15
2016	-	-	-	-	-	-	-	-	-	52,238	13.47
									Total	1,484,933
All outstanding claim liabilities before 2007, net of reinsurance										60,317
Liabilities for claims and claim adjustment expenses, net of reinsurance										664,520

*Frequency, as calculated above, refers to reported claims divided by gross premium earned

The average annual percentage payout of incurred claims by age, net of reinsurance, for workers’ compensation and general liability as of December 31, 2016 is summarized below. Since workers’ compensation has long payout periods, the table below shows less than 100% in the years disclosed.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
24.0%	29.7%	15.4%	8.1%	4.6%	2.7%	1.9%	1.2%	0.8%	0.7%

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Balance, beginning of period	$718,033	$687,602	$614,557
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	64,858	59,334	48,699
Net balance, beginning of period	653,175	628,268	565,858
Add incurred related to:
Current accident year	250,337	262,387	268,633
Prior accident years	(51,306)	(47,814)	(23,717)
Total incurred	199,031	214,573	244,916
Less paid related to:
Current accident year	52,085	53,955	52,848
Prior accident years	135,601	135,711	129,658
Total paid	187,686	189,666	182,506
Net balance, end of period	664,520	653,175	628,268
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	78,256	64,858	59,334
Balance, end of period	$742,776	$718,033	$687,602

The foregoing reconciliation reflects favorable development of the net reserves at December 31, 2016, 2015 and 2014. The favorable development reduced loss and loss adjustment expense incurred by $51.3 million in 2016 driven primarily by accident years 2012, 2013 and 2014 of $9.1 million, $13.2 million and $19.7 million, respectively. In 2015 and 2014, the Company recorded favorable development of $47.8 million and $23.7 million, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

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

The following table details our exposures to various asbestos related claims:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Reserves for loss and LAE at beginning of year	$958	$819	$219
Incurred losses and LAE during the current year	816	444	882
Loss and LAE payments	(287)	(305)	(282)
Reserves for loss and LAE at end of year	$1,487	$958	$819

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

10.	Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholders’ capital and surplus at December 31, 2016, 2015 and 2014 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2016, were as follows (in thousands):

	2016	2015	2014
Capital and surplus	$394,016	$371,365	$377,742
Net income	79,858	71,937	50,205
Net realized gains (losses) on investments	(504)	(3,131)	693

Property and casualty insurance companies are subject to certain risk-based capital (“RBC”) requirements specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2016, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirement.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the greater of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Nebraska Director of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. AIIC paid $67.0 million in dividends to the Company in 2016, $50.0 million in 2015 and $25.0 million in 2014. Based upon the dividend limitation described above, AIIC could pay to the Company dividends of up to $68.7 million in 2017 without seeking regulatory approval.

11.	Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. At December 31, 2016, there were 20,488,385 shares of common stock issued and 19,230,135 shares outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 2016, there were no shares of preferred stock outstanding.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

12.	Stock Options and Restricted Stock

2005 Incentive Plan

The AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”) is administered by the Compensation Committee of the Board and was designed to provide incentive compensation to executive officers and other key management personnel. The 2005 Incentive Plan permitted awards in the form of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, non-qualified stock options, restricted shares of common stock and restricted stock units. In connection with the approval of the 2012 Equity and Incentive Compensation Plan by the Company’s shareholders, no further grants will be made under the 2005 Incentive Plan.  All grants made under the 2005 Incentive plan will continue in effect, subject to the terms and conditions of the 2005 Incentive Plan.

Stock options granted under the 2005 Incentive Plan have an exercise price of not less than 100% of the fair value of the common stock on the date of grant. Stock option grants are exercisable, subject to vesting requirements determined by the Compensation Committee, for periods of up to ten years from the date of grant. Stock options generally expire 90 days after the cessation of an optionee’s service as an employee. However, in the case of an optionee’s death or disability, the unexercised portion of a stock option remains exercisable for up to one year after the optionee’s death or disability. Stock options granted under the 2005 Incentive Plan are not transferable, except by will or the laws of descent and distribution.

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

The following table summarizes information about the stock options outstanding under the 2005 Incentive Plan at December 31, 2014, 2015 and 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2014	576,248	11.12	3.8
Granted	—	—	—
Exercised	(294,165)	9.09	—
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2014	282,083	11.30	3.6
Exercisable at December 31, 2014	282,083	11.30	3.6
Outstanding at January 1, 2015	282,083	11.30	3.6
Granted	—	—	—
Exercised	(193,204)	9.55	—
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2015	88,879	12.10	4.3
Exercisable at December 31, 2015	88,879	12.10	4.3
Outstanding at January 1, 2016	88,879	12.10	4.3
Granted	—	—	—
Exercised	(68,879)	12.14	3.3
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2016	20,000	8.71	3.1
Exercisable at December 31, 2016	20,000	8.71	3.1

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

	2016	2015	2014
	(in thousands)
Cash received from option exercises	$837	$1,844	$2,674
Total tax benefits realized for tax deductions from options exercised	833	2,109	2,797
Total intrinsic value of options exercised	2,967	6,969	9,145
Grant date fair value of options vested	—	—	144
Aggregate intrinsic value of vested options outstanding	1,073	3,448	8,763

The following table summarizes information about the restricted stock outstanding under the 2005 Incentive Plan at December 31, 2016:

	Shares	Weighted- Average Grant- Date Fair Value per Share
Nonvested balance at January 1, 2014	6,400	27.47
Granted	—	—
Vested	(800)	27.35
Forfeited	(3,200)	27.59
Nonvested balance at December 31, 2014	2,400	27.35
Granted	—	—
Vested	(800)	27.35
Forfeited	—	—
Nonvested balance at December 31, 2015	1,600	27.35
Granted	—	—
Vested	(800)	27.35
Forfeited	—	—
Nonvested balance at December 31, 2016	800	27.35

The Company recognized compensation expense of $58,000 in 2016 and $138,000 in 2015 and $325,000 in 2014, related to awards made under the 2005 Incentive Plan. Total tax benefits realized for tax deductions from vesting of restricted stock in 2016,  2015 and 2014 were $110,000, $81,000 and $38,000, respectively.

Non-Employee Director Restricted Stock Plan

The AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the Restricted Stock Plan is 100,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2016, there were 20,122 shares of common stock available for future awards under the Restricted Stock Plan.

Under the Restricted Stock Plan, each non-employee director is automatically granted a restricted stock award for a number of shares equal to $45,000 divided by the closing price of the Company’s common stock on the date of the annual meeting of shareholders at which the non-employee director is elected or is continuing as a member of the Board. Each restricted stock award vests on the date of the next annual meeting of shareholders following the date of grant, subject to the continued service of the non-employee director.  Under the terms of the Restricted Stock Plan, the Company’s Board of Directors may increase the dollar amount of the annual award to an amount up to $75,000 without shareholder approval.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

As of December 31, 2016, there were 5,576 shares of restricted stock outstanding under the Non-Employee Director Restricted Stock Plan, all of which will vest on the date of the annual meeting of shareholders in 2017.

The following table summarizes information about the restricted stock outstanding under the Non-Employee Director Restricted Stock Plan at December 31, 2016:

	Shares	Weighted- Average Grant- Date Fair Value per Share
Nonvested balance at January 1, 2014	5,376	33.47
Granted	5,229	37.27
Vested	(5,376)	33.47
Forfeited	—	—
Nonvested balance at December 31, 2014	5,229	37.27
Granted	7,112	44.26
Vested	(5,229)	37.27
Forfeited	—	—
Nonvested balance at December 31, 2015	7,112	44.26
Granted	5,952	63.57
Vested	(7,488)	44.54
Forfeited	—	—
Nonvested balance at December 31, 2016	5,576	64.50

The Company recognized compensation expense of $361,000 in 2016, $266,000 in 2015 and $184,000  in 2014 related to the Non-Employee Director Restricted Stock Plan. Total tax benefits realized for tax deductions from vesting of restricted stock in 2016, 2015 and 2014 were $52,000, $13,000 and $7,000, respectively.

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

A maximum of 500,000 shares of common stock may be issued or transferred upon the exercise of option rights or appreciation rights, as restricted shares and released from substantial risk of forfeiture, in payment of restricted stock units, in payment of performance shares or performance units that have been earned, as awards of shares of common stock, as other awards granted under the 2012 Incentive Plan, or in payment of dividend equivalents paid with respect to awards made under the plan subject to adjustment in the event of a merger, stock dividend, stock split or similar event, which may be original issue shares or treasury shares or a combination of the two.

In 2016, 27,077 shares of restricted stock were granted under the 2012 Incentive Plan, which will vest through 2021.  In 2015, 50,461 shares of restricted stock were granted under the 2012 Incentive Plan, which will vest through 2020.  At December 31, 2016, there were 355,777 shares of common stock available for future awards under the 2012 Incentive Plan.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

The following table summarizes information about the restricted stock outstanding under the 2012 Incentive Plan at December 31, 2016:

	Shares	Weighted- AverageGrant- Date Fair Value per Share
Nonvested balance at January 1, 2014	82,609	33.93
Granted	4,312	43.83
Vested	(14,000)	33.58
Forfeited	—	—
Nonvested balance at December 31, 2014	72,921	34.59
Granted	50,461	45.80
Vested	(27,537)	37.27
Forfeited	(18,317)	35.48
Nonvested balance at December 31, 2015	77,528	40.57
Granted	27,077	54.44
Vested	(26,294)	45.18
Forfeited	(1,919)	—
Nonvested balance at December 31, 2016	76,392	43.91

The Company recognized compensation expense of $849,000, $599,000 and $580,000 in 2016, 2015 and 2014, respectively, related to share-based grants.  The Company recognized compensation expense of $334,000, $220,000 and $429,000 million in 2016 2015 and 2014, respectively, related to long-term incentive awards under the 2012 Incentive Plan.   The long-term incentive award is a liability award.

13.	Earnings Per Share

Diluted earnings per share includes common shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if any outstanding options are exercised. Diluted earnings per share also includes the “if converted” method for participating securities if the result is dilutive.

The calculation of basic and diluted EPS for the years ended December 31, 2016, 2015 and 2014 are presented below.

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands, except earnings per share amounts)
Basic EPS:
Net income available to common shareholders – basic	$77,865	$70,462	$53,666
Basic weighted-average common shares	19,106	18,941	18,646
Basic earnings per share	$4.08	$3.72	$2.88
Diluted EPS:
Net income available to common shareholders - diluted	$77,865	$70,462	$53,666
Diluted weighted average common shares:
Weighted average common shares	19,106	18,941	18,646
Stock options and performance shares	98	178	282
Diluted weighted average common shares	19,204	19,119	18,928
Diluted earnings per common share	$4.05	$3.69	$2.84

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

The table below sets forth the reconciliation of the weighted average shares used for the basic and diluted EPS calculation.

	Years Ended
	2016	2015	2014
Basic weighted average common shares	19,105,806	18,941,077	18,646,128
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	97,844	178,109	282,376
Diluted weighted average common shares	19,203,650	19,119,186	18,928,504

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Beginning balance	$2,587	$2,810	$(4,295)
Other comprehensive income (loss) before reclassification	(3,231)	(1,584)	6,558
Amounts reclassified from accumulated other comprehensive income	152	1,361	547
Net current period other comprehensive income (loss)	(3,079)	(223)	7,105
Ending balance	$(492)	$2,587	$2,810

The sale or other-than-temporary impairment (OTTI) of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income.  The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Year Ended December 31,			Affected line item in the statement of income
	2016	2015	2014
	(in thousands)
Unrealized losses on available-for-sale securities	$(234)	$(494)	$(825)	Net realized gains (losses) on investments
Other-than-temporary impairment	—	(1,600)	(16)	Net realized gains (losses) on investments
	(234)	(2,094)	(841)	Income before income taxes
	82	733	294	Income tax expense
	$(152)	$(1,361)	$(547)	Net income

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

	Pre-Tax Amount	Tax Expense	Net-of-Tax Amount
	(in thousands)
December 31, 2016
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(4,908)	$(1,718)	$(3,190)
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(63)	(22)	(41)
Reclassification adjustment for gains realized in net income	234	82	152
Net unrealized loss	(4,737)	(1,658)	(3,079)
Other comprehensive income	$(4,737)	$(1,658)	$(3,079)
December 31, 2015
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(2,572)	$(900)	$(1,672)
Change in unrealized losses on available-for-sale securities with OTTI	176	62	114
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(40)	(14)	(26)
Reclassification adjustment for gains realized in net income	2,093	732	1,361
Net unrealized loss	(343)	(120)	(223)
Other comprehensive income	$(343)	$(120)	$(223)
December 31, 2014
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$10,133	$3,546	$6,587
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(44)	(15)	(29)
Reclassification adjustment for gains realized in net income	842	295	547
Net unrealized gain	10,931	3,826	7,105
Other comprehensive income	$10,931	$3,826	$7,105

15.	Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches up to 2% of employee compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Company contributions to this plan were $0.4 million in 2016, 2015 and 2014.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes (in thousands) the fair value of the annuities at December 31, 2016, that the Company has purchased to satisfy its obligations. The A.M. Best Company rating is shown parenthetically.

Life Insurance Company	Statement Value of Annuities Exceeding 1% of Statutory Surplus
Metropolitan Life Insurance Company (A+)	$17,098
Pacific Life and Annuity Company (A+)	16,688
American General Life Insurance (A)	15,049
New York Life Insurance Company (A++)	11,408
John Hancock Life Insurance Company USA (A+)	6,724
Athene Annuity and Life Assurance Company (A-)	5,164
Other	23,925
$96,056

Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best Company rating of “A” (Excellent) or better.

In February 2015, the Company was notified of an adverse verdict against its subsidiary, AIIC, related to a 2009 workers’ compensation claim in the State of Iowa. The verdict was for $25.3 million, of which $0.3 million was for actual damages and $25.0 million was awarded for punitive damages. AIIC is appealing both the verdict and the damage awards. The Company has posted an appeal bond in the amount of $27.8 million, as required by law. The Company maintains reinsurance against catastrophic losses, including court ordered judgments. As of December 31, 2016, the Company’s total reserve for the claim was $2.4 million. The $2.4 million reserve does not include payments that the Company has previously paid in this case. The payments, plus the $2.4 million reserve, total $5.4 million. The Company’s retention is $5.0 million before its reinsurance providers are obligated to reimburse the Company for additional costs. The Company presently believes that the reserve amount, together with its reinsurance coverage, is adequate to satisfy this claim.

The Company leases equipment and office space under noncancelable operating leases. At December 31, 2016, future minimum lease payments are as follows (in thousands):

2017	$131
2018	74
2019	6
$211

Rental expense was $0.2 million in 2016, 2015 and 2014.

17.	Concentration of Operations

The Company derives its revenues almost entirely from its operations in the workers’ compensation insurance line of business. Total net premiums earned for the different lines of business are shown below:

	2016		2015		2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Workers’ compensation	$368,704	100.0%	$375,894	100.0%	$375,746	100.0%
General liability	—	0.0%	—	0.0%	1	0.0%
Total net premiums earned	$368,704	100.0%	$375,894	100.0%	$375,747	100.0%

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Net premiums earned during 2016, 2015 and 2014 for the top ten states in 2016 and all others are shown below:

	2016		2015		2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Pennsylvania	$39,460	10.7%	$36,294	9.7%	$35,488	9.4%
Georgia	38,168	10.4%	40,497	10.8%	36,761	9.8%
Louisiana	30,426	8.3%	38,874	10.3%	47,643	12.7%
Florida	29,051	7.9%	24,792	6.6%	20,691	5.5%
Illinois	25,796	7.0%	23,285	6.2%	20,606	5.5%
North Carolina	20,784	5.6%	20,062	5.3%	20,872	5.6%
Virginia	16,599	4.5%	15,656	4.2%	16,764	4.5%
Minnesota	15,130	4.1%	14,618	3.9%	13,159	3.5%
South Carolina	13,897	3.8%	12,955	3.4%	12,414	3.3%
Wisconsin	13,544	3.7%	11,203	3.0%	9,408	2.5%
All others	125,849	34.0%	137,658	36.6%	141,941	37.7%
Total net premiums earned	$368,704	100.0%	$375,894	100.0%	$375,747	100.0%

18.	Fair Values of Financial Instruments

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

Other Investments— Other investments consist of a limited partnership interest that is accounted for under the equity method valued using the net asset value provided by the general partner of the limited partnership, which approximates the fair value of the interest. The limited partnership’s objective is to generate absolute returns by investing long and short in publicly-traded global securities. Redemptions are allowed monthly following a 60-day notice with no lock up periods. The Company has no unfunded commitments to the limited partnership.

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held to maturity	$562,434	$568,931	$645,164	$662,276
Fixed maturity securities—available for sale	479,097	479,097	380,022	380,022
Equity securities	33	33	31	31
Cash and cash equivalents	58,936	58,936	69,481	69,481
Short-term investments	29,580	29,580	7,718	7,718
Other investments	13,330	13,330	12,217	12,217

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics.  There were no transfers between Level 1 and Level 2 during the year ended December 31, 2016.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 are as follows:

	December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available for sale—equity:
Domestic common stock	$33	$—	$—	$33
Securities available for sale—fixed maturity:
States and political subdivisions	—	232,293	—	232,293
Corporate bonds	—	182,515	—	182,515
U.S. agency-based mortgage-backed securities	—	9,342	—	9,342
U.S. Treasury securities and obligations of U.S. government agencies	54,947	—	—	54,947
Total available for sale—fixed maturity	54,947	424,150	—	479,097
Total available for sale	$54,980	$424,150	$—	$479,130

	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available for sale—equity:
Domestic common stock	$31	$—	$—	$31
Securities available for sale—fixed maturity:
States and political subdivisions	—	171,419	—	171,419
Corporate bonds	—	201,304	—	201,304
U.S. agency-based mortgage-backed securities	—	7,299	—	7,299
Total available for sale—fixed maturity	—	380,022	—	380,022
Total available for sale	$31	$380,022	$—	$380,053

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Assets and liabilities measured at amortized cost as of December 31, 2016 and 2015 are as follows:

	December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$399,483	$—	$399,483
Corporate bonds	—	144,016	—	144,016
Commercial mortgage-backed securities	—	70	—	70
U.S. agency-based mortgage-backed securities	—	10,915	—	10,915
U.S. Treasury securities	6,779	—	—	6,779
Obligations of U.S. government agencies	—	5,637	—	5,637
Asset-backed securities	—	2,031	—	2,031
Total held-to-maturity	$6,779	$562,152	$—	$568,931

	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$423,754	$—	$423,754
Corporate bonds	—	170,573	—	170,573
Commercial mortgage-backed securities	—	37,683	—	37,683
U.S. agency-based mortgage-backed securities	—	14,471	—	14,471
U.S. Treasury securities	7,599	—	—	7,599
Obligations of U.S. government agencies	—	5,781	—	5,781
Asset-backed securities	—	2,415	—	2,415
Total held-to-maturity	$7,599	$654,677	$—	$662,276

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

At December 31, 2016, the Company held two securities measured at fair value on a nonrecurring basis due to a recognized impairment of $0.3 million. The securities are valued using Level 2 inputs and had a value of $0.3 million at December 31, 2016.  The securities were valued at fair value at the time of impairment and are currently being carried at the adjusted amortized cost.  The fair value of the securities was $0.5 million at December 31, 2016.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

19.	Quarterly Financial Data (Unaudited)

The following table represents unaudited quarterly financial data for the years ended December 31, 2016 and 2015.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2016
Net premiums earned	$95,961	$90,728	$89,918	$92,097
Net investment income	6,044	6,201	8,006	7,855
Net realized gains (losses) on investments	248	545	181	(1,468)
Total revenues	102,335	97,563	98,206	98,558
Income before income taxes	34,395	24,615	26,027	27,784
Net income	24,257	16,639	17,896	19,073
Net income available to common shareholders	24,257	16,639	17,896	19,073
Earnings per share:
Basic	$1.27	$0.87	$0.94	$1.00
Diluted	$1.27	$0.87	$0.93	$0.99
Comprehensive income	27,051	19,568	16,183	11,985
Extraordinary cash dividends declared per common share	$—	$—	$—	$3.25
Cash dividends declared per common share	$0.18	$0.18	$0.18	$0.18

2015
Net premiums earned	$94,787	$95,569	$90,504	$95,034
Net investment income	6,833	6,890	6,923	7,256
Net realized gains (losses) on investments	59	(2,617)	40	24
Total revenues	101,788	99,936	97,470	101,760
Income before income taxes	21,197	20,112	25,890	33,768
Net income	15,130	14,319	17,940	23,073
Net income available to common shareholders	15,130	14,319	17,940	23,073
Earnings per share:
Basic	$0.80	$0.76	$0.95	$1.21
Diluted	$0.79	$0.75	$0.94	$1.21
Comprehensive income	15,948	12,744	19,248	22,299
Extraordinary cash dividends declared per common share	$—	$—	$—	$3.00
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15

20.	Capital Management

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. There were no shares repurchased under this program in 2016. Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

In 2013, the Company’s Board of Directors initiated a regular quarterly dividend.  During 2016, the Company’s Board of Directors declared a quarterly dividend of $0.18 per share compared to $0.15 per share in 2015, $0.12 per share in 2014 and $0.08 per share in 2013.  The Company declared extraordinary dividends totaling $3.25 per share in 2016, $3.00 per share in 2015 and $1.50 per share in 2014.  There were no extraordinary dividends declared in 2013.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

21.	Subsequent Events

On February 21, 2017 the Company declared a regular quarterly cash dividend of $0.xx per share payable on March 24, 2017 to shareholders of record on March 10, 2017.  In 2016, the Company paid a quarterly cash dividend of $0.18 per share.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter.  On an annualized basis, the cash dividend is expected to be $x.xx per share.

Schedule II. Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
	(in thousands)
Assets
Investments:
Short-term investments	$11,939	$—
Other investments	13,330	12,217
Investment in subsidiaries	415,767	408,135
Total investments	441,036	420,352
Cash and cash equivalents	9,596	26,968
Deferred income taxes	675	292
Notes receivable from subsidiaries	1,587	1,505
Property and equipment, net	1,942	1,817
Other assets	1,314	3,047
	$456,150	$453,981
Liabilities, redeemable preferred stock and shareholders’ equity
Total liabilities	—	—
Shareholders' equity (net of Treasury stock of $22,370 at December 31, 2016 and 2015	456,150	453,981
	$456,150	$453,981

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenues
Net investment income	$1,509	$854	$1,541
Fee and other income	5,843	5,893	5,368
Total revenues	7,352	6,747	6,909
Expenses
Other operating costs	7,352	6,747	6,909
Total expenses	7,352	6,747	6,909
Income (loss) before income taxes and equity in earnings of subsidiaries	—	—	—
Income tax expense (benefit)	(156)	(57)	(13)
Gain (loss) before equity in earnings of subsidiaries	156	57	13
Equity in net income of subsidiaries	77,709	70,405	53,653
Net income	$77,865	$70,462	$53,666

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Operating activities
Net cash (used in) provided by operating activities	$2,771	$(1,727)	$2,161
Investing activities
Purchases of investments	(11,940)	—	(1,462)
Proceeds from sales of investments	—	250	2,404
Purchases of property and equipment	(924)	(627)	(691)
Dividends from subsidiary	67,000	50,000	25,000
Net cash provided by investing activities	54,136	49,623	25,251
Financing activities
Proceeds from stock option exercises	837	1,844	2,674
Tax benefit from share-based payments	995	2,204	2,841
Dividends to shareholders	(76,111)	(68,561)	(37,068)
Net cash used in financing activities	(74,279)	(64,513)	(31,553)
Change in cash and cash equivalents	(17,372)	(16,617)	(4,141)
Cash and cash equivalents at beginning of year	26,968	43,585	47,726
Cash and cash equivalents at end of year	$9,596	$26,968	$43,585

Schedule VI. Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Costs	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Earned Premium	Net Investment Income	Loss and LAE Related to Current Period	Loss and LAE Related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
	(in thousands)
2016	$19,300	$742,776	$162,028	$368,704	$28,106	$250,337	$(51,306)	$(44,321)	$187,686	$362,748
2015	20,412	718,033	167,983	375,894	27,902	262,387	(47,814)	(44,841)	189,666	375,301
2014	19,649	687,602	168,576	375,747	27,214	268,633	(23,717)	(43,817)	182,506	380,026

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and shareholders of AMERISAFE, Inc. and subsidiaries

We have audited AMERISAFE, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AMERISAFE, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AMERISAFE, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMERISAFE, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of AMERISAFE, Inc. and subsidiaries and our report dated February 24, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 24, 2017

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers and key employees is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2017 Annual Meeting of Shareholders. We plan to file our Proxy Statement within 120 days after December 31, 2016, the end of our fiscal year.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2017 Annual Meeting of Shareholders.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2017 Annual Meeting of Shareholders.

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

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees, and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2017 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2017 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

Exhibits:
3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed August 6, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 6, 2010)

10.1*

Amended and Restated Employment Agreement, dated March 4, 2015 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 5, 2015)

10.2*

Employment Agreement, dated January 15, 2013 by and between the Company and Vincent J. Gagliano (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed March 6, 2013)

10.3*

Employment Agreement effective as of September 15, 2015 by and between the Company and Neal Fuller (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 31, 2015)

10.4*

Employment Agreement effective as of March 1, 2016 by and between the Company and Kathryn H. Shirley (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed April 29, 2016)

10.5*

AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.6*

Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.7*	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed April 27, 2012)

10.8*	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed February 27, 2015)

10.9*	AMERISAFE, Inc. Non-Employee Director Restricted Stock Plan

10.10*	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed February 28, 2014)

10.11*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 6, 2010)

10.12*	Form of Annual Incentive Compensation Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed February 26, 2016)

10.13

Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed February 15, 2008)

10.14

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed February 15, 2008)

10.15

Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland), Limited (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, filed March 9, 2009)

10.16

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2009 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K, filed March 9, 2009)

10.17

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2010 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed March 7, 2011)

Exhibits:
10.18

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K, filed March 7, 2011)

10.19

Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2012 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed March 9, 2012)

10.20

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2012, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed March 9, 2012)

10.21

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2013, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed March 6, 2013)

10.22

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2014, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q filed May 2, 2014)

10.23

Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2014, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed February 27, 2015)

10.24

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2015, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed February 27, 2015)

10.25

Endorsement No. 1 to the Casualty Excess of Loss Reinsurance Contract, effective as of June 1, 2015, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed July 31, 2015)

10.26

Endorsement No. 1 to the Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of June 1, 2015, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed July 31, 2015)

10.27

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2016, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed February 26, 2016)

10.28	Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2017, issued to the Company by the reinsurers named therein

10.29	Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2017, issued to the Company by the reinsurers named therein

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed February 26, 2016)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neal A. Fuller filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Neal A. Fuller filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits:
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2017.

AMERISAFE, INC.

By:	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2017.

/s/ G. Janelle Frost	President, Chief Executive Officer and Director (Principal Executive Officer)
G. Janelle Frost

/s/ Neal A. Fuller	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Neal A. Fuller

*	Chairman and Director
Jared A. Morris

*	Director
Michael J. Brown

*	Director
Teri G. Fontenot

*	Director
Philip A. Garcia

*	Director
Millard E. Morris

*	Director
Daniel Phillips

*	Director
Randall Roach

*	Director
Austin P. Young, III

Kathryn H. Shirley, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 24th day of February 2017, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ Kathryn H. Shirley
Kathryn H. Shirley, Attorney-in-Fact

EXHIBIT INDEX

Exhibits:
3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed August 6, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 6, 2010)

10.1*

Amended and Restated Employment Agreement, dated March 4, 2015 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 5, 2015)

10.2*

Employment Agreement, dated January 15, 2013 by and between the Company and Vincent J. Gagliano (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed March 6, 2013)

10.3*

Employment Agreement effective as of September 15, 2015 by and between the Company and Neal Fuller (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 31, 2015)

10.4*

Employment Agreement effective as of March 1, 2016 by and between the Company and Kathryn H. Shirley (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed April 29, 2016)

10.5*

AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.6*

Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.7*	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed April 27, 2012)

10.8*	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed February 27, 2015)

10.9*	AMERISAFE, Inc. Non-Employee Director Restricted Stock Plan

10.10*	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed February 28, 2014)

10.11*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 6, 2010)

10.12*	Form of Annual Incentive Compensation Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed February 26, 2016)

10.13

Second Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers and named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed February 15, 2008)

10.14

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2008, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed February 15, 2008)

10.15

Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland), Limited (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, filed March 9, 2009)

10.16

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2009 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K, filed March 9, 2009)

Exhibits:
10.17

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2010 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed March 7, 2011)

10.18

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2011, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K, filed March 7, 2011)

10.19

Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2012 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed March 9, 2012)

10.20

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2012, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed March 9, 2012)

10.21

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2013, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed March 6, 2013)

10.22

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2014, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q filed May 2, 2014)

10.23

Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2014, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed February 27, 2015)

10.24

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2015, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed February 27, 2015)

10.25

Endorsement No. 1 to the Casualty Excess of Loss Reinsurance Contract, effective as of June 1, 2015, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed July 31, 2015)

10.26

Endorsement No. 1 to the Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of June 1, 2015, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed July 31, 2015)

10.27

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2016, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed February 26, 2016)

10.28	Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2017, issued to the Company by the reinsurers named therein

10.29	Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2017, issued to the Company by the reinsurers named therein

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed February 26, 2016)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neal A. Fuller filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits:
32.1	Certification of G. Janelle Frost and Neal A. Fuller filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract, compensatory plan or arrangement