Form 10-Q
period 2017-03-31
AMERISAFE INC
filed 2017-04-28
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Commission file number:

001-12251

AMERISAFE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Texas	75-2069407
(State of Incorporation)	(I.R.S. Employer Identification Number)

2301 Highway 190 West, DeRidder, Louisiana	70634
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 463-9052

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.              ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of April 25, 2017, there were 19,230,135 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, and under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $603,295 and $568,931 in 2017 and 2016, respectively)	$594,776	$562,434
Fixed maturity securities—available-for-sale, at fair value (cost $467,989 and $479,871 in 2017 and 2016, respectively)	468,690	479,097
Equity securities—available-for-sale, at fair value (cost $2,009 and $0, in 2017 and 2016, respectively)	2,044	33
Short-term investments	32,804	29,580
Other investments	8,956	13,330
Total investments	1,107,270	1,084,474
Cash and cash equivalents	39,353	58,936
Amounts recoverable from reinsurers	82,897	83,666
Premiums receivable, net of allowance	191,276	183,005
Deferred income taxes	33,311	33,811
Accrued interest receivable	11,907	11,360
Property and equipment, net	6,441	6,636
Deferred policy acquisition costs	19,866	19,300
Other assets	44,215	37,668
Total assets	$1,536,536	$1,518,856
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$749,496	$742,776
Unearned premiums	163,803	162,028
Reinsurance premiums payable	—	28
Amounts held for others	32,923	31,974
Policyholder deposits	48,595	49,130
Insurance-related assessments	33,312	31,742
Federal income tax payable	9,378	4,017
Accounts payable and other liabilities	31,142	31,510
Payable for investments purchased	786	9,501
Total liabilities	1,069,435	1,062,706
Shareholders’ equity:
Common stock:
Voting—$0.01 par value authorized shares—50,000,000 in 2017 and 2016; 20,488,385 shares issued and 19,230,135 shares outstanding in 2017 and 2016	204	204
Additional paid-in capital	208,711	208,390
Treasury stock at cost (1,258,250 shares in 2017 and 2016)	(22,370)	(22,370)
Accumulated earnings	280,096	270,418
Accumulated other comprehensive income (loss), net	460	(492)
Total shareholders’ equity	467,101	456,150
Total liabilities and shareholders’ equity	$1,536,536	$1,518,856

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Gross premiums written	$95,078	$100,382
Ceded premiums written	(2,391)	(2,551)
Net premiums written	$92,687	$97,831
Net premiums earned	$90,912	$95,961
Net investment income	6,710	6,044
Net realized gains (losses) on investments	(181)	248
Fee and other income	101	82
Total revenues	97,542	102,335
Expenses
Loss and loss adjustment expenses incurred	56,216	46,716
Underwriting and certain other operating costs	8,500	7,472
Commissions	6,410	6,878
Salaries and benefits	6,312	5,784
Policyholder dividends	1,371	1,090
Total expenses	78,809	67,940
Income before income taxes	18,733	34,395
Income tax expense	5,209	10,138
Net income	$13,524	$24,257
Earnings per share
Basic	$0.71	$1.27
Diluted	$0.70	$1.27
Shares used in computing earnings per share
Basic	19,150,400	19,057,941
Diluted	19,230,125	19,163,789
Cash dividends declared per common share	$0.20	$0.18

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$13,524	$24,257
Other comprehensive income:
Unrealized gain on securities, net of tax	952	2,793
Comprehensive income	$14,476	$27,050

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amounts		Shares	Amounts
Balance at December 31, 2016	20,488,385	$204	$208,390	(1,258,250)	$(22,370)	$270,418	$(492)	$456,150
Comprehensive income	—	—	—	—	—	13,524	952	14,476
Share-based compensation	—	—	321	—	—	—	—	321
Dividends to shareholders	—	—	—	—	—	(3,846)	—	(3,846)
Balance at March 31, 2017	20,488,385	$204	$208,711	(1,258,250)	$(22,370)	$280,096	$460	$467,101

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$13,524	$24,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	266	290
Net amortization of investments	3,769	4,095
Deferred income taxes	(13)	349
Net realized (gains) losses on investments	181	(248)
Net realized losses on disposal of assets	2	1
Share-based compensation	416	231
Changes in operating assets and liabilities:
Premiums receivable, net	(8,271)	(11,821)
Accrued interest receivable	(547)	(804)
Deferred policy acquisition costs	(566)	190
Amounts held by others	—	1,017
Other assets	(1,148)	(274)
Reserves for loss and loss adjustment expenses	6,720	4,145
Unearned premiums	1,775	1,870
Reinsurance balances	741	(1,306)
Amounts held for others and policyholder deposits	414	1,727
Accounts payable and other liabilities	6,531	6,615
Net cash provided by operating activities	23,794	30,334
Investing activities
Purchases of investments held-to-maturity	(53,640)	(39,852)
Purchases of investments available-for-sale	(34,081)	(65,963)
Purchases of short-term investments	(4,907)	(5,576)
Proceeds from maturities of investments held-to-maturity	19,752	57,603
Proceeds from sales and maturities of investments available-for-sale	29,851	34,448
Proceeds from sales and maturities of short-term investments	1,630	1,508
Proceeds from redemption of other invested assets	2,000	—
Purchases of property and equipment	(73)	(98)
Net cash used in investing activities	(39,468)	(17,930)
Financing activities
Proceeds from stock option exercises	—	454
Tax benefit from share-based payments	—	435
Dividends to shareholders	(3,909)	(3,484)
Net cash used in financing activities	(3,909)	(2,595)
Change in cash and cash equivalents	(19,583)	9,809
Cash and cash equivalents at beginning of period	58,936	69,481
Cash and cash equivalents at end of period	$39,353	$79,290

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, manufacturing, and agriculture. Assets and revenues of AIIC represent at least 95% of comparable consolidated amounts of the Company for each of 2017 and 2016.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Adopted Accounting Guidance

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  The new guidance requires that all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to recognizing excess tax benefits in additional paid-in capital.  It also requires the cash flows resulting from share-based payments to be included as an operating activity.  In addition to the changes, the guidance permits reporting entities to elect to estimate forfeitures related to share-based payments or recognize them as they occur.  The threshold to qualify for equity classification has also been revised to permit withholding up to the maximum statutory tax rates in the applicable jurisdictions.  The adoption of this new guidance in the first quarter of 2017 did not have a material impact on our financial condition and results of operations.

Prospective Accounting Guidance

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This guidance requires fair value measurement for equity investments (not including those that result in consolidation of the investee or use the equity method of accounting) and the recognition of changes in fair value to be presented as a component of net income.  The guidance also revises the disclosure requirements related to fair value changes of liabilities presented in comprehensive income, eliminates disclosure related to the methods and assumptions underlying fair value for financial instruments measured at amortized cost, and simplifies impairment assessments for equity investments without readily determinable fair values.  This standard is effective for us in the first quarter of 2018.  Based on the equity investments currently held by the Company, there would not be a material impact on the Company's financial condition and results of operations if the new guidance were to be adopted in the current accounting period. The impact on the Company's results of operations and financial position at the date of adoption of the updated guidance will be determined by the equity investments held by the Company and the economic conditions at that time.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses.  The new guidance replaces the methodology of credit loss impairment which currently delays the recognition of credit losses until a probable loss has been incurred.  The new guidance requires credit losses for securities measured at amortized cost to be determined using current expected credit losses estimates.  These estimates are to be derived from historical, current and reasonable supporting forecasts, including prepayments and estimates, and will be recorded through a valuation allowance account that will run through the income statement.  The same method will be used for available-for-sale securities, but the valuation allowance will be limited to the amount by which the fair value is below amortized cost.  The standard is effective for us in the first quarter of 2020.  The Company will continue to monitor the impact as the implementation date approaches.

Note 2. Stock Options and Restricted Stock

As of March 31, 2017, the Company has three equity incentive plans: the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”), the AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). The 2005 Incentive Plan expired on October 27, 2015. In connection with the approval of the 2012 Incentive Plan by the Company’s shareholders, no further grants will be made under the 2005 Incentive Plan.  All grants made under the 2005 Incentive plan will continue in effect, subject to the terms and conditions of the 2005 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information regarding the Company’s incentive plans.

During the three months ended March 31, 2017, no grants were made under our incentive plans. During the three months ended March 31, 2016, the Company granted 16,687 and 376 shares of restricted common stock to executive officers and non-employee directors, respectively. The market value of the restricted shares granted in the first quarter of 2016 totaled $0.9 million.

During the three months ended March 31, 2017, no options to purchase shares of common stock were exercised. During the three months ended March 31, 2016, options to purchase 35,679 shares of common stock were exercised. In connection with these exercises, the Company received $0.5 million of stock option proceeds.

The Company recognized share-based compensation expense of $0.4 million in the three months ended March 31, 2017 and $0.2 million for the same period of 2016.

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

	Three Months Ended March 31,
	2017	2016
	(in thousands, except share and per share amounts)
Basic EPS:
Net income available to common shareholders - basic	$13,524	$24,257
Basic weighted average common shares	19,150,400	19,057,941
Basic earnings per common share	$0.71	$1.27
Diluted EPS:
Net income available to common shareholders - diluted	$13,524	$24,257
Diluted weighted average common shares:
Weighted average common shares	19,150,400	19,057,941
Stock options and performance shares	79,725	105,848
Diluted weighted average common shares	19,230,125	19,163,789
Diluted earnings per common share	$0.70	$1.27

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at March 31, 2017 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$429,088	$8,599	$(1,895)	$435,792
Corporate bonds	140,553	440	(256)	140,737
U.S. agency-based mortgage-backed securities	9,163	861	—	10,024
U.S. Treasury securities and obligations of U.S. government agencies	14,135	723	(62)	14,796
Asset-backed securities	1,837	159	(50)	1,946
Totals	$594,776	$10,782	$(2,263)	$603,295

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at March 31, 2017 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$235,741	$4,770	$(2,794)	$237,717
Corporate bonds	160,612	584	(165)	161,031
U.S. agency-based mortgage-backed securities	10,082	12	(911)	9,183
U.S. Treasury securities and obligations of U.S. government agencies	61,554	39	(834)	60,759
Total fixed maturity	467,989	5,405	(4,704)	468,690
Other investments	6,000	2,956	—	8,956
Equity securities	2,009	35	—	2,044
Totals	$475,998	$8,396	$(4,704)	$479,690

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

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at March 31, 2017, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$114,829	$115,334
After one year through five years	252,703	257,432
After five years through ten years	99,123	100,770
After ten years	117,121	117,789
U.S. agency-based mortgage-backed securities	9,163	10,024
Asset-backed securities	1,837	1,946
Totals	$594,776	$603,295

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at March 31, 2017, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$77,440	$77,792
After one year through five years	181,269	181,818
After five years through ten years	36,875	36,735
After ten years	162,323	163,162
U.S. agency-based mortgage-backed securities	10,082	9,183
Totals	$467,989	$468,690

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
	(in thousands)
March 31, 2017
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$106,993	$1,895	$—	$—	$106,993	$1,895
Corporate bonds	46,021	199	6,258	57	52,279	256
U.S. Treasury securities and obligations of U.S. government agencies	6,370	62	—	—	6,370	62
Asset-backed securities	—	—	1,119	50	1,119	50
Total held-to-maturity securities	159,384	2,156	7,377	107	166,761	2,263
Available-for Sale
Fixed maturity securities:
States and political subdivisions	$60,871	$2,595	$4,374	$199	$65,245	$2,794
Corporate bonds	28,915	58	7,952	107	36,867	165
U.S. agency-based mortgage-backed securities	3,583	35	3,637	876	7,220	911
U.S. Treasury securities and obligations of U.S. government agencies	55,044	834	—	—	55,044	834
Total available-for-sale securities	148,413	3,522	15,963	1,182	164,376	4,704
Total	$307,797	$5,678	$23,340	$1,289	$331,137	$6,967

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
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

At March 31, 2017, the Company held 201 individual fixed maturity securities that were in an unrealized loss position, of which 16 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

The Company holds investments in a limited partnership hedge fund accounted for under the equity method. The carrying value of this investment is $9.0 million at March 31, 2017.

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

During the three months ended March 31, 2017 and 2016, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments

Net realized losses in the three months ended March 31, 2017 were $0.2 million resulting from called fixed maturity securities. Net realized gains in the three months ended March 31, 2016 were $0.2 million resulting from the sale of fixed maturity securities classified as available-for-sale.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of March 31, 2017, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended March 31, 2017 and 2016.

Tax years 2013 through 2016 are subject to examination by the federal and state taxing authorities.

Note 6. Loss Reserves

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid as of a given point in time.  The reserves for loss and loss adjustment expenses are estimated using individual case-basis valuations, statistical analyses and estimates based upon experience for unreported claims and their associated loss and loss adjustment expenses. Such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Any adjustments are included in current operations.  See Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information regarding the Company’s loss and loss adjustment expense development.

The following table provides a rollforward of the liability for unpaid claims and claim adjustment expenses, net of related amounts recoverable from reinsurers, for three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Balance, beginning of period	$742,776	$718,033
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	78,256	64,858
Net balance, beginning of period	664,520	653,175
Add incurred related to:
Current accident year	62,729	65,154
Prior accident years	(6,513)	(18,438)
Total incurred	56,216	46,716
Less paid related to:
Current accident year	3,206	2,803
Prior accident years	45,498	41,766
Total paid	48,704	44,569
Net balance, end of period	672,032	655,322
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	77,464	66,856
Balance, end of period	$749,496	$722,178

The foregoing reconciliation reflects favorable development of the net reserves at March 31, 2017 and March 31, 2016.. The favorable development reduced loss and loss adjustment expense incurred by $6.5 million and $18.4 million in 2017 and 2016, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

Note 7. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $14.5 million for the three months ended March 31, 2017, compared to $27.1 million for the three months ended March 31, 2016.  The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale securities.

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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Beginning balance	$(492)	$2,587
Other comprehensive income before reclassification	978	3,033
Amounts reclassified from accumulated other comprehensive income	(26)	(240)
Net current period other comprehensive income	952	2,793
Ending balance	$460	$5,380

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Three Months Ended March 31,		Affected line item in the statement of income
	2017	2016
	(in thousands)
Unrealized gains on available-for-sale securities	$40	$369	Net realized gains (losses) on investments
	40	369	Income before income taxes
	(14)	(129)	Income tax expense
	$26	$240	Net income

Note 8. Fair Value Measurements

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017.

At March 31, 2017, assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available for sale—equity:
Domestic common stock	$2,044	$—	$—	$2,044
Securities available for sale—fixed maturity:
States and political subdivisions	—	237,717	—	237,717
Corporate bonds	—	161,031	—	161,031
U.S. agency-based mortgage-backed securities	—	9,183	—	9,183
U.S. Treasury securities	60,759	—	—	60,759
Total securities available for sale—fixed maturity	60,759	407,931	—	468,690
Total available for sale	$62,803	$407,931	$—	$470,734

At March 31, 2017, assets and liabilities measured at amortized cost are summarized below:

	March 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$435,792	$—	$435,792
Corporate bonds	—	140,737	—	140,737
U.S. agency-based mortgage-backed securities	—	10,024	—	10,024
U.S. Treasury securities	6,780	—	—	6,780
Obligations of U.S. government agencies	—	8,016	—	8,016
Asset-backed securities	—	1,946	—	1,946
Total held-to-maturity	$6,780	$596,515	$—	$603,295

At December 31, 2016, assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available for sale—equity:
Domestic common stock	$33	$—	$—	$33
Securities available for sale—fixed maturity:
States and political subdivisions	—	232,293	—	232,293
Corporate bonds	—	182,515	—	182,515
U.S. agency-based mortgage-backed securities	—	9,342	—	9,342
U.S. Treasury securities and obligations of U.S. government agencies	54,947	—	—	54,947
Total available for sale—fixed maturity	$54,947	$424,150	$—	$479,097
Total available for sale	$54,980	$424,150	$—	$479,130

At December 31, 2016, assets and liabilities measured at amortized cost are summarized below:

	December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$399,483	$—	$399,483
Corporate bonds	—	144,016	—	144,016
Commercial mortgage-backed securities	—	70	—	70
U.S. agency-based mortgage-backed securities	—	10,915	—	10,915
U.S. Treasury securities	6,779	—	—	6,779
Obligations of U.S. government agencies	—	5,637	—	5,637
Asset-backed securities	—	2,031	—	2,031
Total held-to-maturity	$6,779	$562,152	$—	$568,931

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

At March 31, 2017, the Company held two securities measured at fair value on a nonrecurring basis due to a recognized impairment of $0.3 million. The securities are valued using Level 2 inputs and had a value of $0.3 million at March 31, 2017.  The securities were valued at fair value at the time of impairment and are currently being carried at the adjusted amortized cost.  The fair value of the securities was $0.5 million at March 31, 2017.

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

Other Investments —Other investments consist of a limited partnership interest that is accounted for under the equity method valued using the net asset value provided by the general partner of the limited partnership, which approximates the fair value of the interest. The limited partnership’s objective is to generate absolute returns by investing long and short in publicly-traded global securities. Redemptions are allowed monthly following a 60-day notice with no lock up periods. The Company has no unfunded commitments related to the limited partnership hedge fund.

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$594,776	$603,295	$562,434	$568,931
Fixed maturity securities—available-for-sale	468,690	468,690	479,097	479,097
Equity securities	2,044	2,044	33	33
Cash and cash equivalents	39,353	39,353	58,936	58,936
Short-term investments	32,804	32,804	29,580	29,580
Other investments	8,956	8,956	13,330	13,330

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in the three months ended March 31, 2017. Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

Note 10. Commitments and Contingencies

In February 2015, the Company was notified of an adverse verdict against its subsidiary, AIIC, related to a 2009 workers’ compensation claim in the State of Iowa. The verdict was for $25.3 million, of which $0.3 million was for actual damages and $25.0 million was awarded for punitive damages. AIIC is appealing both the verdict and the damage awards. The Company has posted an appeal bond in the amount of $27.8 million, as required by law. The Company maintains reinsurance against catastrophic losses, including court ordered judgments. As of March 31, 2017, the Company’s total reserve for the claim was $2.4 million. The $2.4 million reserve does not include payments that the Company has previously paid in this case. The payments, plus the $2.4 million reserve, total $5.4 million. The Company’s retention is $5.0 million before its reinsurance providers are obligated to reimburse the Company for additional costs. The Company presently believes that the reserve amount, together with its reinsurance coverage, is adequate to satisfy this claim.

Note 11. Subsequent Events

On April 25, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share payable on June 23, 2017 to shareholders of record as of June 9, 2017. The Board considers the payment of a regular cash dividend each calendar quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three months ended March 31, 2017 and 2016. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$95,078	$100,382
Net premiums earned	90,912	95,961
Net investment income	6,710	6,044
Total revenues	97,542	102,335
Total expenses	78,809	67,940
Net income	13,524	24,257
Diluted earnings per common share	$0.70	$1.27
Other Key Measures
Net combined ratio (1)	86.6%	70.8%
Return on average equity (2)	11.7%	20.8%
Book value per share (3)	$24.29	$24.96

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

Consolidated Results of Operations for Three Months Ended March 31, 2017 Compared to March 31, 2016

Gross Premiums Written. Gross premiums written for the quarter ended March 31, 2017 were $95.1 million, compared to $100.4 million for the same period in 2016, a decrease of 5.3%. The decrease was attributable to a $4.4 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.6 million decrease in annual premiums on voluntary policies written during the period.  The effective loss cost multiplier, or LCM, for our voluntary business was 1.65 for the first quarter ended March 31, 2017 compared to 1.76 for the same period in 2016.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2017 were $92.7 million, compared to $97.8 million for the same period in 2016, a decrease of 5.3%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.6% for the first quarter of 2017 and 2016.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Net Premiums Earned. Net premiums earned for the first quarter of 2017 were $90.9 million, compared to $96.0 million for the same period in 2016, a decrease of 5.3%. The decrease was attributable to a decrease in net premiums written in the quarter.

Net Investment Income. Net investment income for the quarter ended March 31, 2017 was $6.7 million, compared to $6.0 million for the same period in 2016. The increase of $0.7 million was largely due to the decrease in value of a hedge fund investment in last year’s first quarter.  The change in value of this investment is recorded in investment income each quarter. Average invested assets, including cash and cash equivalents, were $1.2 billion in the quarter ended March 31, 2017, compared to an average of $1.1 billion for the same period in 2016, an increase of 1.6%. The pre-tax investment yield on our investment portfolio was 2.3% and 2.1% per annum during the quarters ended March 31, 2017 and 2016, respectively. The tax-equivalent yield on our investment portfolio was 3.4% per annum for the quarter ended March 31, 2017, compared to 3.3% per annum for the same period in 2016. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended March 31, 2017 totaled $0.2 million compared to net realized gains of $0.2 million for the same period in 2016. Net realized losses in the first quarter of 2017 were attributable to called fixed maturity securities.  Net realized gains in the first quarter of 2016 were attributable to the sale of fixed maturity securities classified as available-for-sale.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $56.2 million for the three months ended March 31, 2017, compared to $46.7 million for the same period in 2016, an increase of $9.5 million, or 20.3%. The current accident year losses and LAE incurred were $62.7 million, or 69.0% of net premiums earned, compared to $65.2 million, or 67.9% of net premiums earned for the same period in 2016. We recorded favorable prior accident year development of $6.5 million in the first quarter of 2017, compared to favorable prior accident year development of $18.4 million in the same period of 2016, as further discussed below in “Prior Year Development.” Our net loss ratio was 61.8% in the first quarter of 2017, compared to 48.7% for the same period of 2016.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended March 31, 2017 were $21.2 million, compared to $20.1 million for the same period in 2016, an increase of 5.4%. This increase was primarily due to a $0.5 million increase in compensation expense, a $0.3 million increase in insurance related assessments and a $0.3 million increase in premium taxes. Offsetting these increases was a $0.5 million decrease in commission expense.  Our expense ratio was 23.3% in the first quarter of 2017 compared to 21.0% in the first quarter of 2016.

Income Tax Expense. Income tax expense for the three months ended March 31, 2017 was $5.2 million, compared to $10.1 million for the same period in 2016. The decrease was attributable to a decrease in the pre-tax income to $18.7 million in the quarter ended March 31, 2017 from $34.4 million in the same period in 2016. Also, the effective tax rate decreased to 27.8% in the quarter ended March 31, 2017 from 29.5% in the same period in 2016. The decrease in the tax rate resulted from a higher proportion of tax-exempt income to underwriting income in the quarter relative to the first quarter of 2016.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $23.8 million for the three months ended March 31, 2017, which represented a $6.5 million decrease from $30.3 million in net cash provided by operating activities for the three months ended March 31, 2016. This decrease in operating cash flow was attributable to a $4.8 million increase in losses paid, a $2.5 million decrease in premium collections and a $2.2 million increase in underwriting expenses paid. Offsetting these decreases were a $2.5 million decrease in federal taxes paid and a $0.6 million increase in investment income.

Net cash used in investing activities was $39.5 million for the three months ended March 31, 2017, compared to net cash used in investment activities of $17.9 million for the same period in 2016. Cash provided by sales and maturities of investments totaled $51.2 million for the three months ended March 31, 2017, compared to $93.6 million for the same period in 2016. A total of $92.6 million in cash was used to purchase investments in the three months ended March 31, 2017, compared to $111.4 million in purchases for the same period in 2016.

Net cash used in financing activities in the three months ended March 31, 2017 was $3.9 million compared to net cash used in financing activities of $2.6 million for the same period in 2016. In the three months ended March 31, 2017, $3.9 million of cash was used for dividends paid to shareholders compared to $3.5 million in the same period of 2016. There were no proceeds from stock option exercises during the quarter compared to $0.5 million in the same period in 2016.  During the three months ended March 31, 2017, there was no tax benefit from share based compensation compared to $0.4 million for the same period in 2016.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.1 billion on March 31, 2017 and December 31, 2016. Effective April 1, 2010, purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity based on the individual security. Such classification is made at the time of purchase. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2017, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$429,088	37.4%
Corporate bonds	140,553	12.3%
U.S. agency-based mortgage-backed securities	9,163	0.8%
U.S. Treasury securities and obligations of U.S. government agencies	14,135	1.2%
Asset-backed securities	1,837	0.2%
Total fixed maturity securities—held-to-maturity	594,776	51.9%
Fixed maturity securities—available-for-sale:
States and political subdivisions	237,717	20.7%
Corporate bonds	161,031	14.0%
U.S. agency-based mortgage-backed securities	9,183	0.8%
U.S. Treasury securities and obligations of U.S. government agencies	60,759	5.3%
Total fixed maturity securities—available-for-sale	468,690	40.8%
Equity securities	2,044	0.2%
Short-term investments	32,804	2.9%
Cash and cash equivalents	39,353	3.4%
Other investments	8,956	0.8%
Total investments, including cash and cash equivalents	$1,146,623	100.0%

Our securities classified as available-for-sale are “marked to market” as of the end of each calendar quarter. As of that date, unrealized gains and losses are recorded to Accumulated Other Comprehensive Income (Loss), except when such securities are deemed to be other-than-temporarily impaired. For our securities classified as held-to-maturity, unrealized gains and losses are not recorded in the financial statements until realized or until a decline in fair value, below amortized cost, is deemed to be other-than-temporary.

During the three months ended March 31, 2017 and 2016, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Prior Year Development

The Company recorded favorable prior accident year development of $6.5 million in the three months ended March 31, 2017. The table below sets forth the favorable development for the three months ended March 31, 2017 and 2016 for accident years 2012 through 2016 and, collectively, for all accident years prior to 2012.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(in millions)
Accident Year
2016	$—	$—
2015	—	—
2014	4.0	3.9
2013	2.4	5.2
2012	—	5.7
Prior to 2012	0.1	3.6
Total net development	$6.5	$18.4

The table below sets forth the number of open claims as of March 31, 2017 and 2016, and the number of claims reported and closed during the three months then ended.

	Three Months Ended March 31,
	2017	2016
Open claims at beginning of period	5,195	5,300
Claims reported	1,224	1,271
Claims closed	(1,477)	(1,420)
Open claims at end of period	4,942	5,151

The number of open claims at March 31, 2017 decreased by 209 claims as compared to the number of open claims at March 31, 2016. At March 31, 2017, our incurred amounts for certain accident years, particularly 2014 and 2013, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of March 31, 2017, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see Item 1, “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2016, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of March 31, 2017, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $25.0 million available for future purchases at March 31, 2017 under this program.  There were no shares repurchased during the three months ended March 31, 2017 and 2016. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations.  It is anticipated that future purchases will be funded from available capital.

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

AMERISAFE, INC.

April 28, 2017	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

April 28, 2017	/s/ Neal A. Fuller
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