Form 10-Q
period 2017-06-30
AMERISAFE INC
filed 2017-07-28
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of July 25, 2017, there were 19,244,023 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $610,551 and $568,931 in 2017 and 2016, respectively)	$599,096	$562,434
Fixed maturity securities—available-for-sale, at fair value (cost $459,116 and $479,871 in 2017 and 2016, respectively)	462,793	479,097
Equity securities—available-for-sale, at fair value (cost $5,006 and $0 in 2017 and 2016, respectively)	5,068	33
Short-term investments	46,635	29,580
Other investments	7,038	13,330
Total investments	1,120,630	1,084,474
Cash and cash equivalents	53,967	58,936
Amounts recoverable from reinsurers	84,147	83,666
Premiums receivable, net of allowance	190,646	183,005
Deferred income taxes	31,943	33,811
Accrued interest receivable	11,207	11,360
Property and equipment, net	6,345	6,636
Deferred policy acquisition costs	20,882	19,300
Federal income tax recoverable	177	—
Other assets	39,543	37,668
Total assets	$1,559,487	$1,518,856
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$749,759	$742,776
Unearned premiums	165,895	162,028
Reinsurance premiums payable	—	28
Amounts held for others	34,668	31,974
Policyholder deposits	48,318	49,130
Insurance-related assessments	31,801	31,742
Federal income tax payable	—	4,017
Accounts payable and other liabilities	36,099	31,510
Payable for investments purchased	11,555	9,501
Total liabilities	1,078,095	1,062,706
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2017 and 2016; 20,502,273 and 20,488,385 shares issued and 19,244,023 and 19,230,135 shares outstanding in 2017 and 2016, respectively	204	204
Additional paid-in capital	209,414	208,390
Treasury stock at cost (1,258,250 shares in 2017 and 2016)	(22,370)	(22,370)
Accumulated earnings	291,728	270,418
Accumulated other comprehensive income (loss), net	2,416	(492)
Total shareholders’ equity	481,392	456,150
Total liabilities and shareholders’ equity	$1,559,487	$1,518,856

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Gross premiums written	$87,039	$103,224	$182,117	$203,606
Ceded premiums written	(2,198)	(2,550)	(4,589)	(5,101)
Net premiums written	$84,841	$100,674	$177,528	$198,505
Net premiums earned	$82,749	$90,728	$173,661	$186,689
Net investment income	7,471	6,201	14,181	12,245
Net realized gains (losses) on investments	(388)	545	(569)	793
Fee and other income	93	89	194	171
Total revenues	89,925	97,563	187,467	199,898
Expenses
Loss and loss adjustment expenses incurred	46,428	49,171	102,644	95,887
Underwriting and certain other operating costs	7,645	9,749	16,145	17,221
Commissions	5,984	6,491	12,394	13,369
Salaries and benefits	6,554	6,321	12,866	12,105
Policyholder dividends	1,163	1,216	2,534	2,306
Total expenses	67,774	72,948	146,583	140,888
Income before income taxes	22,151	24,615	40,884	59,010
Income tax expense	6,670	7,976	11,879	18,114
Net income	$15,481	$16,639	$29,005	$40,896
Net income available to common shareholders	$15,481	$16,639	$29,005	$40,896
Earnings per share
Basic	$0.81	$0.87	$1.51	$2.14
Diluted	$0.81	$0.87	$1.51	$2.13
Shares used in computing earnings per share
Basic	19,162,049	19,096,718	19,156,250	19,077,328
Diluted	19,227,960	19,184,984	19,227,997	19,178,893
Cash dividends declared per common share	$0.20	$0.18	$0.40	$0.36

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$15,481	$16,639	$29,005	$40,896
Other comprehensive income:
Unrealized gain on securities, net of tax	1,956	2,929	2,908	5,722
Comprehensive income	$17,437	$19,568	$31,913	$46,618

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amounts		Shares	Amounts
Balance at December 31, 2016	20,488,385	$204	$208,390	(1,258,250)	$(22,370)	$270,418	$(492)	$456,150
Comprehensive income	—	—	—	—	—	29,005	2,908	31,913
Restricted common stock issued	13,888	—	396	—	—	—	—	396
Share-based compensation	—	—	628	—	—	—	—	628
Dividends to shareholders	—	—	—	—	—	(7,695)	—	(7,695)
Balance at June 30, 2017	20,502,273	$204	$209,414	(1,258,250)	$(22,370)	$291,728	$2,416	$481,392

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$29,005	$40,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	529	594
Net amortization of investments	7,394	8,163
Deferred income taxes	302	291
Net realized (gains) losses on investments	569	(793)
Net realized losses on disposal of assets	2	1
Share-based compensation	937	744
Changes in operating assets and liabilities:
Premiums receivable, net	(7,641)	(22,871)
Accrued interest receivable	153	37
Deferred policy acquisition costs	(1,582)	(263)
Amounts held by others	—	1,016
Other assets	(1,900)	(756)
Reserves for loss and loss adjustment expenses	6,983	7,516
Unearned premiums	3,867	11,817
Reinsurance balances	(509)	(3,270)
Amounts held for others and policyholder deposits	1,882	4,700
Accounts payable and other liabilities	807	8,539
Net cash provided by operating activities	40,798	56,361
Investing activities
Purchases of investments held-to-maturity	(96,697)	(76,920)
Purchases of investments available-for-sale	(50,193)	(132,699)
Purchases of short-term investments	(30,800)	(12,132)
Proceeds from maturities of investments held-to-maturity	66,276	103,565
Proceeds from sales and maturities of investments available-for-sale	54,062	66,755
Proceeds from sales and maturities of short-term investments	13,610	2,507
Proceeds from redemption of other invested assets	6,000	—
Purchases of property and equipment	(240)	(850)
Net cash used in investing activities	(37,982)	(49,774)
Financing activities
Proceeds from stock option exercises	—	501
Tax benefit from share-based payments	—	546
Dividends to shareholders	(7,785)	(6,960)
Net cash used in financing activities	(7,785)	(5,913)
Change in cash and cash equivalents	(4,969)	674
Cash and cash equivalents at beginning of period	58,936	69,481
Cash and cash equivalents at end of period	$53,967	$70,155

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses.  The new guidance replaces the methodology of credit loss impairment which currently delays the recognition of credit losses until a probable loss has been incurred.  The new guidance requires credit losses for securities measured at amortized cost to be determined using current expected credit loss estimates.  These estimates are to be derived from historical, current and reasonable supporting forecasts, including prepayments and estimates, and will be recorded through a valuation allowance account that will run through the income statement.  The same method will be used for available-for-sale securities, but the valuation allowance will be limited to the amount by which the fair value is below amortized cost.  The standard is effective for us in the first quarter of 2020.  The Company will continue to monitor the impact as the implementation date approaches.

All other issued but not yet effective accounting and reporting standards as of June 30, 2017 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Stock Options and Restricted Stock

As of June 30, 2017, the Company has three equity incentive plans: the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”), the AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). In connection with the approval of the 2012 Incentive Plan by the Company’s shareholders, no further grants will be made under the 2005 Incentive Plan.  All grants made under the 2005 Incentive plan continue in effect, subject to the terms and conditions of the 2005 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information regarding the Company’s incentive plans.

During the six months ended June 30, 2017, the Company granted 7,434 and 6,454 shares of restricted common stock to executive officers and non-employee directors, respectively.  The market value of the restricted shares granted totaled $0.7 million.  During the six months ended June 30, 2016, the Company granted 27,077 and 5,952 shares of restricted common stock to executive officers and non-employee directors, respectively. The market value of the restricted shares granted totaled $1.9 million.

During the six months ended June 30, 2017, no options to purchase shares of common stock were exercised. During the six months ended June 30, 2016, options to purchase 38,879 shares of common stock were exercised. In connection with these exercises, the Company received $0.5 million of stock option proceeds.

The Company recognized share-based compensation expense of $0.5 million in the quarters ended June 30, 2017 and 2016.  The Company recognized share-based compensation expense of $0.9 million in the six months ended June 30, 2017 and $0.7 million for the same period of 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Basic EPS:
Net income available to common shareholders - basic	$15,481	$16,639	$29,005	$40,896
Basic weighted average common shares	19,162,049	19,096,718	19,156,250	19,077,328
Basic earnings per common share	$0.81	$0.87	$1.51	$2.14
Diluted EPS:
Net income available to common shareholders - diluted	$15,481	$16,639	$29,005	$40,896
Diluted weighted average common shares:
Weighted average common shares	19,162,049	19,096,718	19,156,250	19,077,328
Stock options and restricted stock	65,911	88,266	71,747	101,565
Diluted weighted average common shares	19,227,960	19,184,984	19,227,997	19,178,893
Diluted earnings per common share	$0.81	$0.87	$1.51	$2.13

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at June 30, 2017 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$430,921	$10,435	$(777)	$440,579
Corporate bonds	129,143	438	(176)	129,405
U.S. agency-based mortgage-backed securities	9,171	797	(2)	9,966
U.S. Treasury securities and obligations of U.S. government agencies	28,113	689	(72)	28,730
Asset-backed securities	1,748	139	(16)	1,871
Totals	$599,096	$12,498	$(1,043)	$610,551

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at June 30, 2017 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$228,863	$6,131	$(1,456)	$233,538
Corporate bonds	156,842	633	(197)	157,278
U.S. agency-based mortgage-backed securities	11,895	8	(913)	10,990
U.S. Treasury securities and obligations of U.S. government agencies	61,516	78	(607)	60,987
Total fixed maturity	459,116	6,850	(3,173)	462,793
Equity securities	5,006	62	—	5,068
Other investments	4,000	3,038	—	7,038
Totals	$468,122	$9,950	$(3,173)	$474,899

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

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at December 31, 2016 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$231,168	$4,340	$(3,215)	$232,293
Corporate bonds	182,350	436	(271)	182,515
U.S. agency-based mortgage-backed securities	10,428	17	(1,103)	9,342
U.S. Treasury securities and obligations of U.S. government agencies	55,925	—	(978)	54,947
Total fixed maturity	479,871	4,793	(5,567)	479,097
Equity securities	—	33	—	33
Other investments	10,000	3,330	—	13,330
Totals	$489,871	$8,156	$(5,567)	$492,460

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at June 30, 2017, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$120,697	$121,160
After one year through five years	235,710	240,121
After five years through ten years	112,733	115,665
After ten years	119,037	121,768
U.S. agency-based mortgage-backed securities	9,171	9,966
Asset-backed securities	1,748	1,871
Totals	$599,096	$610,551

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at June 30, 2017, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$92,665	$92,899
After one year through five years	164,477	165,259
After five years through ten years	35,020	35,254
After ten years	155,059	158,391
U.S. agency-based mortgage-backed securities	11,895	10,990
Totals	$459,116	$462,793

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
	(in thousands)
June 30, 2017
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$79,641	$622	$3,296	$155	$82,937	$777
Corporate bonds	46,659	142	6,242	34	52,901	176
U.S. agency-based mortgage-backed securities	658	2	—	—	658	2
U.S. Treasury securities and obligations of U.S. government agencies	22,680	72	—	—	22,680	72
Asset-backed securities	—	—	1,099	16	1,099	16
Total held-to-maturity securities	149,638	838	10,637	205	160,275	1,043
Available-for Sale
Fixed maturity securities:
States and political subdivisions	$33,677	$1,036	$8,798	$420	$42,475	$1,456
Corporate bonds	22,167	79	7,919	118	30,086	197
U.S. agency-based mortgage-backed securities	5,510	46	3,590	867	9,100	913
U.S. Treasury securities and obligations of U.S. government agencies	55,223	607	—	—	55,223	607
Total available-for-sale securities	116,577	1,768	20,307	1,405	136,884	3,173
Total	$266,215	$2,606	$30,944	$1,610	$297,159	$4,216

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
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

At June 30, 2017, the Company held 187 individual fixed maturity securities that were in an unrealized loss position, of which 21 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

The Company holds investments in a limited partnership hedge fund accounted for under the equity method. The carrying value of this investment is $7.0 million at June 30, 2017.

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

During the six months ended June 30, 2017 and 2016, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments

Net realized losses in the six months ended June 30, 2017 were $0.6 million resulting from called fixed maturity securities. Net realized gains in the six months ended June 30, 2016 were $0.8 million resulting from the sale of fixed maturity securities classified as available-for-sale.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of June 30, 2017, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended June 30, 2017 and 2016.

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

The following table provides a rollforward of the liability for unpaid claims and claim adjustment expenses, net of related amounts recoverable from reinsurers, for six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Balance, beginning of period	$742,776	$718,033
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	78,256	64,858
Net balance, beginning of period	664,520	653,175
Add incurred related to:
Current accident year	119,828	126,764
Prior accident years	(17,184)	(30,877)
Total incurred	102,644	95,887
Less paid related to:
Current accident year	15,298	12,479
Prior accident years	80,571	79,437
Total paid	95,869	91,916
Net balance, end of period	671,295	657,146
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	78,464	68,403
Balance, end of period	$749,759	$725,549

The foregoing reconciliation reflects favorable development of the net reserves at June 30, 2017 and June 30, 2016. The favorable development reduced loss and loss adjustment expense incurred by $17.2 million and $30.9 million in 2017 and 2016, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

Note 7. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $17.4 million for the three months ended June 30, 2017, compared to $19.6 million for the three months ended June 30, 2016.  Comprehensive income was $31.9 million for the six months ended June 30, 2017, compared to $46.6 million for the same period in 2016.  The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale securities.

Comprehensive income includes net income plus unrealized gains (losses) on our available-for-sale investment securities, net of tax. In reporting comprehensive income on a net basis in the statements of income, we used a 35 percent tax rate. The following table illustrates the changes in the balance of each component of accumulated other comprehensive income for each period presented in the interim financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$460	$5,380	$(492)	$2,587
Other comprehensive income before reclassification	2,038	3,286	3,094	5,986
Amounts reclassified from accumulated other comprehensive income	(82)	(357)	(186)	(264)
Net current period other comprehensive income	1,956	2,929	2,908	5,722
Ending balance	$2,416	$8,309	$2,416	$8,309

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in the statement of income
	2017	2016	2017	2016
	(in thousands)
Unrealized gains on available-for- sale securities	$126	$549	$286	$406	Net realized gains (losses) on investments
	126	549	286	406	Income before income taxes
	(44)	(192)	(100)	(142)	Income tax expense
	$82	$357	$186	$264	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2017.

At June 30, 2017, assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available for sale—fixed maturity:
States and political subdivisions	$—	$233,538	$—	$233,538
Corporate bonds	—	157,278	—	157,278
U.S. agency-based mortgage-backed securities	—	10,990	—	10,990
U.S. Treasury securities	60,987	—	—	60,987
Total securities available for sale—fixed maturity	60,987	401,806	—	462,793
Securities available for sale—equity:
Domestic common stock	5,068	—	—	5,068
Total available for sale	$66,055	$401,806	$—	$467,861

At June 30, 2017, assets and liabilities measured at amortized cost are summarized below:

	June 30, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$440,579	$—	$440,579
Corporate bonds	—	129,405	—	129,405
U.S. agency-based mortgage-backed securities	—	9,966	—	9,966
U.S. Treasury securities	6,787	—	—	6,787
Obligations of U.S. government agencies	—	21,943	—	21,943
Asset-backed securities	—	1,871	—	1,871
Total held-to-maturity	$6,787	$603,764	$—	$610,551

At December 31, 2016, assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available for sale—fixed maturity:
States and political subdivisions	$—	$232,293	$—	$232,293
Corporate bonds	—	182,515	—	182,515
U.S. agency-based mortgage-backed securities	—	9,342	—	9,342
U.S. Treasury securities and obligations of U.S. government agencies	54,947	—	—	54,947
Total available for sale—fixed maturity	$54,947	$424,150	$—	$479,097
Securities available for sale—equity:
Domestic common stock	33	—	—	33
Total available for sale	$54,980	$424,150	$—	$479,130

At December 31, 2016, assets and liabilities measured at amortized cost are summarized below:

	December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$399,483	$—	$399,483
Corporate bonds	—	144,016	—	144,016
Commercial mortgage-backed securities	—	70	—	70
U.S. agency-based mortgage-backed securities	—	10,915	—	10,915
U.S. Treasury securities	6,779	—	—	6,779
Obligations of U.S. government agencies	—	5,637	—	5,637
Asset-backed securities	—	2,031	—	2,031
Total held-to-maturity	$6,779	$562,152	$—	$568,931

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

At June 30, 2017, the Company held two securities measured at fair value on a nonrecurring basis due to a recognized impairment of $0.3 million. The securities are valued using Level 2 inputs and had a value of $0.3 million at June 30, 2017.  The securities were valued at fair value at the time of impairment and are currently being carried at the adjusted amortized cost.  The fair value of the securities was $0.4 million at June 30, 2017.

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

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$599,096	$610,551	$562,434	$568,931
Fixed maturity securities—available-for-sale	462,793	462,793	479,097	479,097
Equity securities	5,068	5,068	33	33
Short-term investments	46,635	46,635	29,580	29,580
Other investments	7,038	7,038	13,330	13,330
Cash and cash equivalents	53,967	53,967	58,936	58,936

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in the six months ended June 30, 2017. Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

Note 10. Commitments and Contingencies

In February 2015, the Company was notified of an adverse verdict against its subsidiary, AIIC, related to a 2009 workers’ compensation claim in the State of Iowa. The verdict was for $25.3 million, of which $0.3 million was for actual damages and $25.0 million was awarded for punitive damages. The Company posted an appeal bond in the amount of $27.8 million, as required by law. AIIC appealed both the verdict and the damage awards. On May 19, 2017, the Supreme Court of Iowa reversed the judgments for actual and punitive damages and remanded the case for a new trial.  On July 21, 2017, the district court entered an order directing that the $27.8 million appeal bond posted by AIIC be returned.

The Company maintains reinsurance against catastrophic losses, including court ordered judgments. As of June 30, 2017, the Company’s total reserve for the claim was $2.4 million. The $2.4 million reserve does not include payments that the Company has previously paid in this case. The payments, plus the $2.4 million reserve, total $5.4 million. The Company’s retention is $5.0 million before its reinsurance providers are obligated to reimburse the Company for additional costs. The Company presently believes that the reserve amount, together with its reinsurance coverage, is adequate to satisfy this claim.

Note 11. Subsequent Events

On July 25, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share payable on September 22, 2017 to shareholders of record as of September 8, 2017. The Board considers the payment of a regular cash dividend each calendar quarter.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2017 and 2016. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$87,039	$103,224	$182,117	$203,606
Net premiums earned	82,749	90,728	173,661	186,689
Net investment income	7,471	6,201	14,181	12,245
Total revenues	89,925	97,563	187,467	199,898
Total expenses	67,774	72,948	146,583	140,888
Net income	15,481	16,639	29,005	40,896
Diluted earnings per common share	$0.81	$0.87	$1.51	$2.13
Other Key Measures
Net combined ratio (1)	81.9%	80.4%	84.4%	75.5%
Return on average equity (2)	13.1%	13.7%	12.4%	17.2%
Book value per share (3)	$25.02	$25.83	$25.02	$25.83

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

Consolidated Results of Operations for Three Months Ended June 30, 2017 Compared to June 30, 2016

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2017 were $87.0 million, compared to $103.2 million for the same period in 2016, a decrease of 15.7%. The decrease was attributable to an $11.4 million decrease in annual premiums on voluntary policies written during the period, a $4.1 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.4 million decrease in assumed premium from mandatory pooling arrangements.  The effective loss cost multiplier, or LCM, for our voluntary business was 1.68 for the second quarter ended June 30, 2017 compared to 1.73 for the same period in 2016.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2017 were $84.8 million, compared to $100.7 million for the same period in 2016, a decrease of 15.7%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.6% for the second quarters of 2017 and 2016.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Net Premiums Earned. Net premiums earned for the second quarter of 2017 were $82.7 million, compared to $90.7 million for the same period in 2016, a decrease of 8.8%. The decrease was attributable to a decrease in net premiums written in the quarter.

Net Investment Income. Net investment income for the quarter ended June 30, 2017 was $7.5 million, compared to $6.2 million for the same period in 2016. The increase of $1.3 million was largely due to the decrease in value of a hedge fund investment in last year’s second quarter.  The change in value of this investment is recorded in investment income each quarter. Average invested assets, including cash and cash equivalents, were $1.2 billion in the quarter ended June 30, 2017, compared to an average of $1.2 billion for the same period in 2016. The pre-tax investment yield on our investment portfolio was 2.6% and 2.1% per annum during the quarters ended June 30, 2017 and 2016, respectively. The tax-equivalent yield on our investment portfolio was 3.3% per annum for the quarter ended June 30, 2017, compared to 3.2% per annum for the same period in 2016. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended June 30, 2017 totaled $0.4 million compared to net realized gains of $0.5 million for the same period in 2016. Net realized losses in the second quarter of 2017 were attributable to called fixed maturity securities.  Net realized gains in the second quarter of 2016 were attributable to the sale of fixed maturity securities classified as available-for-sale.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $46.4 million for the three months ended June 30, 2017, compared to $49.2 million for the same period in 2016, a decrease of $2.7 million, or 5.6%. The current accident year losses and LAE incurred were $57.1 million, or 69.0% of net premiums earned, compared to $61.6 million, or 67.9% of net premiums earned for the same period in 2016. We recorded favorable prior accident year development of $10.7 million in the second quarter of 2017, compared to favorable prior accident year development of $12.4 million in the same period of 2016, as further discussed below in “Prior Year Development.” Our net loss ratio was 56.1% in the second quarter of 2017, compared to 54.2% for the same period of 2016.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2017 were $20.2 million, compared to $22.6 million for the same period in 2016, a decrease of 10.5%. This decrease was primarily due to a $1.1 million decrease in insurance related assessments, a $0.5 million decrease in commission expense and a $0.4 million decrease in accounts receivable write-offs. Offsetting these decreases was a $0.2 million increase in compensation expense.  Our expense ratio was 24.4% in the second quarter of 2017 compared to 24.9% in the second quarter of 2016.

Income Tax Expense. Income tax expense for the three months ended June 30, 2017 was $6.7 million, compared to $8.0 million for the same period in 2016. The decrease was attributable to a decrease in the pre-tax income to $22.2 million in the quarter ended June 30, 2017 from $24.6 million in the same period in 2016. Also, the effective tax rate decreased to 30.1% in the quarter ended June 30, 2017 from 32.4% in the same period in 2016. The decrease in the tax rate resulted from a higher proportion of tax-exempt income to underwriting income in the quarter relative to the second quarter of 2016.

Consolidated Results of Operations for Six Months Ended June 30, 2017 Compared to June 30, 2016

Gross Premiums Written. Gross premiums written for the first six months of 2017 were $182.1 million, compared to $203.6 million for the same period in 2016, a decrease of 10.6%. The decrease was attributable to a $12.0 million decrease in annual premiums on voluntary policies written during the period, a $8.5 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.5 million decrease in assumed premium from mandatory pooling arrangements.  The effective LCM for our voluntary business was 1.67 for the six months ended June 30, 2017 compared to 1.74 for the same period in 2016.

Net Premiums Written. Net premiums written for the six months ended June 30, 2017 were $177.5 million, compared to $198.5 million for the same period in 2016, a decrease of 10.6%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.6% and 2.7% for the first six months of 2017 and 2016, respectively. The decrease in ceded premiums as a percentage of gross premiums earned reflects an increase of $0.1 million of additional ceded premium as a result of ceded losses during the prior year.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Net Premiums Earned. Net premiums earned for the first six months of 2017 were $173.7 million, compared to $186.7 million for the same period in 2016, a decrease of 7.0%. The decrease was attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the first six months of 2017 was $14.2 million, compared to $12.2 million for the same period in 2016, an increase of 15.8%. The increase was largely due to the decrease in value of a hedge fund investment in the prior year.  The change in value of this investment is recorded in investment income each quarter.  Average invested assets, including cash and cash equivalents increased to $1.2 billion in the six months ended June 30, 2017. The pre-tax investment yield on our investment portfolio was 2.4% per annum during the six months ended June 30, 2017, compared to 2.1% per annum during the same period in 2016. The tax-equivalent yield on our investment portfolio was 3.3% per annum for the first six months of 2017 compared to 3.2% for the same period in 2016. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the six months ended June 30, 2017 totaled $0.6 million, compared to net realized gains of $0.8 million for the same period in 2016.  Net realized losses in the first six months of 2017 were attributable to called fixed maturity securities.   Net realized gains in the first six months of 2016 were attributable to the sale of fixed maturity securities classified as available-for-sale.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $102.6 million for the six months ended June 30, 2017, compared to $95.9 million for the same period in 2016, an increase of $6.8 million, or 7.0%. The current accident year losses and LAE incurred were $119.8 million, or 69.0% of net premiums earned, compared to $126.8 million, or 67.9% of net premiums earned, for the same period in 2016. We recorded favorable prior accident year development of $17.2 million in the first six months of

2017, compared to favorable prior accident year development of $30.9 million in the same period of 2016, as further discussed below in “Prior Year Development.” Our net loss ratio was 59.1% in the first six months of 2017, compared to 51.4% for the same period of 2016.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the six months ended June 30, 2017 were $41.4 million, compared to $42.7 million for the same period in 2016, a decrease of 3.0%. This decrease was primarily due to a $1.0 million decrease in commission expense and a $0.8 million decrease in insurance related assessments.  Offsetting these decreases was a $0.8 million increase in compensation expense. Our expense ratio was 23.8% in the first six months of 2017 compared to 22.9% in the same period of 2016.

Income Tax Expense. Income tax expense for the six months ended June 30, 2017 was $11.9 million, compared to $18.1 million for the same period in 2016. The decrease was attributable to a decrease in pre-tax income to $40.9 million in the first six months of 2017 from $59.0 million in the first six months of 2016. The effective tax rate decreased to 29.1% for the six months ended June 30, 2017 from 30.7% for the six months ended June 30, 2016.  The decrease in the tax rate resulted from a higher proportion of tax-exempt income to underwriting income for the six months ended June 30, 2017 compared with the six months ended June 30, 2016.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $40.8 million for the six months ended June 30, 2017, which represented a $15.6 million decrease from $56.4 million in net cash provided by operating activities for the six months ended June 30, 2016. This decrease in operating cash flow was attributable to a $6.4 million decrease in premium collections, a $4.8 million increase in losses paid and a $3.7 million increase in underwriting expenses paid. Offsetting these decreases was a $1.3 million increase in investment income.

Net cash used in investing activities was $38.0 million for the six months ended June 30, 2017, compared to net cash used in investment activities of $49.8 million for the same period in 2016. Cash provided by sales and maturities of investments totaled $133.9 million for the six months ended June 30, 2017, compared to $172.8 million for the same period in 2016. A total of $177.7 million in cash was used to purchase investments in the six months ended June 30, 2017, compared to $221.8 million in purchases for the same period in 2016.

Net cash used in financing activities in the six months ended June 30, 2017 was $7.8 million compared to net cash used in financing activities of $5.9 million for the same period in 2016. In the six months ended June 30, 2017, $7.8 million of cash was used for dividends paid to shareholders compared to $7.0 million in the same period of 2016. There were no proceeds from stock option exercises during the quarter compared to $0.5 million in the same period in 2016.  During the six months ended June 30, 2017, there was no tax benefit from share-based compensation compared to $0.5 million for the same period in 2016.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.2 billion at June 30, 2017 compared to $1.1 billion at December 31, 2016. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2017, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$430,921	36.7%
Corporate bonds	129,143	11.0%
U.S. agency-based mortgage-backed securities	9,171	0.8%
U.S. Treasury securities and obligations of U.S. government agencies	28,113	2.4%
Asset-backed securities	1,748	0.1%
Total fixed maturity securities—held-to-maturity	599,096	51.0%
Fixed maturity securities—available-for-sale:
States and political subdivisions	233,538	19.9%
Corporate bonds	157,278	13.4%
U.S. agency-based mortgage-backed securities	10,990	0.9%
U.S. Treasury securities and obligations of U.S. government agencies	60,987	5.2%
Total fixed maturity securities—available-for-sale	462,793	39.4%
Equity securities	5,068	0.4%
Short-term investments	46,635	4.0%
Other investments	7,038	0.6%
Cash and cash equivalents	53,967	4.6%
Total investments, including cash and cash equivalents	$1,174,597	100.0%

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

During the three and six months ended June 30, 2017 and 2016, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Prior Year Development

The Company recorded favorable prior accident year development of $10.7 million in the three months ended June 30, 2017. The table below sets forth the favorable development for the three and six months ended June 30, 2017 and 2016 for accident years 2012 through 2016 and, collectively, for all accident years prior to 2012.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(in millions)
Accident Year
2016	$—	$—	$—	$—
2015	4.3	—	4.3	—
2014	3.5	3.8	7.5	7.7
2013	1.5	4.2	3.9	9.4
2012	0.5	1.7	0.6	7.5
Prior to 2012	0.9	2.7	0.9	6.3
Total net development	$10.7	$12.4	$17.2	$30.9

The table below sets forth the number of open claims as of June 30, 2017 and 2016, and the number of claims reported and closed during the three and six months then ended.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Open claims at beginning of period	4,942	5,151	5,195	5,300
Claims reported	1,252	1,339	2,476	2,610
Claims closed	(1,353)	(1,349)	(2,830)	(2,769)
Open claims at end of period	4,841	5,141	4,841	5,141

The number of open claims at June 30, 2017 decreased by 300 claims as compared to the number of open claims at June 30, 2016. At June 30, 2017, our incurred amounts for certain accident years, particularly 2015, 2014 and 2013, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of June 30, 2017, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of June 30, 2017, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million.  The Company had $25.0 million available for future purchases at June 30, 2017 under this program.  There were no shares repurchased during the six months ended June 30, 2017 and 2016. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations.  It is anticipated that future purchases will be funded from available capital.

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

AMERISAFE, INC.

July 28, 2017	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

July 28, 2017	/s/ Neal A. Fuller
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