Form 10-Q
period 2017-09-30
AMERISAFE INC
filed 2017-10-27
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of October 24, 2017, there were 19,244,023 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $610,151 and $568,931 in 2017 and 2016, respectively)	$598,658	$562,434
Fixed maturity securities—available-for-sale, at fair value (cost $462,892 and $479,871 in 2017 and 2016, respectively)	467,256	479,097
Equity securities—available-for-sale, at fair value (cost $7,499 and $0 in 2017 and 2016, respectively)	7,801	33
Short-term investments	69,526	29,580
Other investments	1,280	13,330
Total investments	1,144,521	1,084,474
Cash and cash equivalents	80,378	58,936
Amounts recoverable from reinsurers	84,958	83,666
Premiums receivable, net of allowance	185,497	183,005
Deferred income taxes	31,572	33,811
Accrued interest receivable	11,235	11,360
Property and equipment, net	6,320	6,636
Deferred policy acquisition costs	20,906	19,300
Other assets	17,861	37,668
Total assets	$1,583,248	$1,518,856
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$755,026	$742,776
Unearned premiums	165,820	162,028
Reinsurance premiums payable	—	28
Amounts held for others	35,604	31,974
Policyholder deposits	48,003	49,130
Insurance-related assessments	30,293	31,742
Federal income tax payable	1,909	4,017
Accounts payable and other liabilities	41,827	31,510
Payable for investments purchased	9,821	9,501
Total liabilities	1,088,303	1,062,706
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2017 and 2016; 20,502,273 and 20,488,385 shares issued and 19,244,023 and 19,230,135 shares outstanding in 2017 and 2016, respectively	204	204
Additional paid-in capital	209,622	208,390
Treasury stock at cost (1,258,250 shares in 2017 and 2016)	(22,370)	(22,370)
Accumulated earnings	304,456	270,418
Accumulated other comprehensive income (loss), net	3,033	(492)
Total shareholders’ equity	494,945	456,150
Total liabilities and shareholders’ equity	$1,583,248	$1,518,856

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Gross premiums written	$87,035	$88,837	$269,152	$292,443
Ceded premiums written	(1,992)	(2,945)	(6,581)	(8,046)
Net premiums written	$85,043	$85,892	$262,571	$284,397
Net premiums earned	$85,118	$89,918	$258,779	$276,607
Net investment income	7,788	8,006	21,969	20,251
Net realized gains (losses) on investments	(192)	181	(761)	974
Fee and other income	90	101	284	272
Total revenues	92,804	98,206	280,271	298,104
Expenses
Loss and loss adjustment expenses incurred	48,394	50,526	151,038	146,413
Underwriting and certain other operating costs	7,218	8,104	23,363	25,325
Commissions	6,030	6,362	18,424	19,731
Salaries and benefits	6,033	6,298	18,899	18,403
Policyholder dividends	1,573	889	4,107	3,195
Total expenses	69,248	72,179	215,831	213,067
Income before income taxes	23,556	26,027	64,440	85,037
Income tax expense	6,979	8,131	18,858	26,245
Net income	$16,577	$17,896	$45,582	$58,792
Net income available to common shareholders	$16,577	$17,896	$45,582	$58,792
Earnings per share
Basic	$0.86	$0.94	$2.38	$3.08
Diluted	$0.86	$0.93	$2.37	$3.06
Shares used in computing earnings per share
Basic	19,171,912	19,121,947	19,161,529	19,092,298
Diluted	19,236,114	19,190,191	19,235,955	19,186,398
Cash dividends declared per common share	$0.20	$0.18	$0.60	$0.54

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$16,577	$17,896	$45,582	$58,792
Other comprehensive income:
Unrealized gain (loss) on securities, net of tax	617	(1,713)	3,525	4,009
Comprehensive income	$17,194	$16,183	$49,107	$62,801

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amounts		Shares	Amounts
Balance at December 31, 2016	20,488,385	$204	$208,390	(1,258,250)	$(22,370)	$270,418	$(492)	$456,150
Comprehensive income	—	—	—	—	—	45,582	3,525	49,107
Restricted common stock issued	13,888	—	396	—	—	—	—	396
Share-based compensation	—	—	836	—	—	—	—	836
Dividends to shareholders	—	—	—	—	—	(11,544)	—	(11,544)
Balance at September 30, 2017	20,502,273	$204	$209,622	(1,258,250)	$(22,370)	$304,456	$3,033	$494,945

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$45,582	$58,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	760	884
Net amortization of investments	10,815	12,306
Deferred income taxes	342	(532)
Net realized (gains) losses on investments	761	(959)
Net realized losses on disposal of assets	2	1
Share-based compensation	1,283	1,143
Changes in operating assets and liabilities:
Premiums receivable, net	(2,492)	(15,623)
Accrued interest receivable	125	(263)
Deferred policy acquisition costs	(1,606)	49
Amounts held by others	27,848	1,016
Other assets	(5,131)	(2,929)
Reserves for loss and loss adjustment expenses	12,250	18,243
Unearned premiums	3,792	7,790
Reinsurance balances	(1,320)	(11,892)
Amounts held for others and policyholder deposits	2,503	6,557
Accounts payable and other liabilities	6,813	8,285
Net cash provided by operating activities	102,327	82,868
Investing activities
Purchases of investments held-to-maturity	(149,981)	(102,830)
Purchases of investments available-for-sale	(86,615)	(161,482)
Purchases of short-term investments	(53,789)	(12,132)
Proceeds from maturities of investments held-to-maturity	112,715	136,896
Proceeds from sales and maturities of investments available-for-sale	82,270	75,470
Proceeds from sales and maturities of short-term investments	17,610	8,033
Proceeds from redemptions of other investments	9,000	—
Purchases of property and equipment	(446)	(1,091)
Net cash used in investing activities	(69,236)	(57,136)
Financing activities
Proceeds from stock option exercises	—	837
Tax benefit from share-based payments	—	976
Dividends to shareholders	(11,649)	(10,414)
Net cash used in financing activities	(11,649)	(8,601)
Change in cash and cash equivalents	21,442	17,131
Cash and cash equivalents at beginning of period	58,936	69,481
Cash and cash equivalents at end of period	$80,378	$86,612

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

Adopted Accounting Guidance

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  The new guidance requires that all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to recognizing excess tax benefits in additional paid-in capital.  It also requires the cash flows resulting from share-based payments to be included as an operating activity.  In addition to the changes, the guidance permits reporting entities to elect to estimate forfeitures related to share-based payments or recognize them as they occur.  The threshold to qualify for equity classification has also been revised to permit withholding up to the maximum statutory tax rates in the applicable jurisdictions.  The adoption of this new guidance in the first quarter of 2017 did not have a material impact on our financial condition and results of operations.

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

All other issued but not yet effective accounting and reporting standards as of September 30, 2017 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Stock Options and Restricted Stock

As of September 30, 2017, the Company has three equity incentive plans: the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”), the AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). In connection with the approval of the 2012 Incentive Plan by the Company’s shareholders, no further grants will be made under the 2005 Incentive Plan.  All grants made under the 2005 Incentive plan continue in effect, subject to the terms and conditions of the 2005 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information regarding the Company’s incentive plans.

During the nine months ended September 30, 2017, the Company granted 7,434 and 6,454 shares of restricted common stock to executive officers and non-employee directors, respectively.  The market value of the restricted shares granted totaled $0.7 million.  During the nine months ended September 30, 2016, the Company granted 27,077 and 5,952 shares of restricted common stock to executive officers and non-employee directors, respectively. The market value of the restricted shares granted totaled $1.9 million.

During the nine months ended September 30, 2017, no options to purchase shares of common stock were exercised. During the nine months ended September 30, 2016, options to purchase 68,879 shares of common stock were exercised. In connection with these exercises, the Company received $0.8 million of stock option proceeds.

The Company recognized share-based compensation expense of $0.3 million in the quarters ended September 30, 2017 and 2016.  The Company recognized share-based compensation expense of $1.3 million in the nine months ended September 30, 2017 and $1.1 million for the same period of 2016.

Note 3. Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with FASB Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. The Company has no participating unvested common shares which contain nonforfeitable rights to dividends and applies the treasury stock method in computing basic and diluted earnings per share.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Basic EPS:
Net income available to common shareholders - basic	$16,577	$17,896	$45,582	$58,792
Basic weighted average common shares	19,171,912	19,121,947	19,161,529	19,092,298
Basic earnings per common share	$0.86	$0.94	$2.38	$3.08
Diluted EPS:
Net income available to common shareholders - diluted	$16,577	$17,896	$45,582	$58,792
Diluted weighted average common shares:
Weighted average common shares	19,171,912	19,121,947	19,161,529	19,092,298
Stock options and restricted stock	64,202	68,244	74,426	94,100
Diluted weighted average common shares	19,236,114	19,190,191	19,235,955	19,186,398
Diluted earnings per common share	$0.86	$0.93	$2.37	$3.06

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at September 30, 2017 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$430,470	$10,348	$(573)	$440,245
Corporate bonds	121,942	498	(192)	122,248
U.S. agency-based mortgage-backed securities	10,928	750	(2)	11,676
U.S. Treasury securities and obligations of U.S. government agencies	33,672	642	(94)	34,220
Asset-backed securities	1,646	132	(16)	1,762
Totals	$598,658	$12,370	$(877)	$610,151

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at September 30, 2017 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$236,666	$6,229	$(1,243)	$241,652
Corporate bonds	151,339	699	(54)	151,984
U.S. agency-based mortgage-backed securities	13,408	8	(748)	12,668
U.S. Treasury securities and obligations of U.S. government agencies	61,479	71	(598)	60,952
Total fixed maturity	462,892	7,007	(2,643)	467,256
Equity securities	7,499	302	—	7,801
Other investments	1,000	280	—	1,280
Totals	$471,391	$7,589	$(2,643)	$476,337

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

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at September 30, 2017, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$113,488	$113,988
After one year through five years	239,333	243,851
After five years through ten years	98,935	101,450
After ten years	134,328	137,424
U.S. agency-based mortgage-backed securities	10,928	11,676
Asset-backed securities	1,646	1,762
Totals	$598,658	$610,151

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at September 30, 2017, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$85,898	$86,051
After one year through five years	160,278	161,077
After five years through ten years	32,117	32,427
After ten years	171,191	175,033
U.S. agency-based mortgage-backed securities	13,408	12,668
Totals	$462,892	$467,256

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
	(in thousands)
September 30, 2017
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$61,279	$205	$22,658	$368	$83,937	$573
Corporate bonds	46,074	183	3,041	9	49,115	192
U.S. agency-based mortgage-backed securities	2,993	2	—	—	2,993	2
U.S. Treasury securities and obligations of U.S. government agencies	24,242	45	3,977	49	28,219	94
Asset-backed securities	—	—	1,023	16	1,023	16
Total held-to-maturity securities	134,588	435	30,699	442	165,287	877
Available-for Sale
Fixed maturity securities:
States and political subdivisions	$16,373	$101	$26,213	$1,142	$42,586	$1,243
Corporate bonds	15,357	35	4,845	19	20,202	54
U.S. agency-based mortgage-backed securities	5,359	19	3,497	729	8,856	748
U.S. Treasury securities and obligations of U.S. government agencies	51,182	550	4,002	48	55,184	598
Total available-for-sale securities	88,271	705	38,557	1,938	126,828	2,643
Total	$222,859	$1,140	$69,256	$2,380	$292,115	$3,520

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
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

At September 30, 2017, the Company held 169 individual fixed maturity securities that were in an unrealized loss position, of which 48 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

The Company holds investments in a limited partnership hedge fund accounted for under the equity method. The carrying value of this investment is $1.3 million at September 30, 2017.

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

During the nine months ended September 30, 2017 and 2016, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments

Net realized losses in the nine months ended September 30, 2017 were $0.8 million resulting from called fixed maturity securities. Net realized gains in the nine months ended September 30, 2016 were $1.0 million resulting from the sale of fixed maturity securities classified as available-for-sale.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of September 30, 2017, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended September 30, 2017 and 2016.

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

The following table provides the Company’s liability for unpaid claims and claim adjustment expenses, net of related amounts recoverable from reinsurers, for nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Balance, beginning of period	$742,776	$718,033
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	78,256	64,858
Net balance, beginning of period	664,520	653,175
Add incurred related to:
Current accident year	178,562	187,819
Prior accident years	(27,524)	(41,406)
Total incurred	151,038	146,413
Less paid related to:
Current accident year	31,749	31,209
Prior accident years	108,284	108,485
Total paid	140,033	139,694
Net balance, end of period	675,525	659,894
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	79,501	76,382
Balance, end of period	$755,026	$736,276

The foregoing reconciliation reflects favorable development of the net reserves at September 30, 2017 and September 30, 2016. The favorable development reduced loss and loss adjustment expense incurred by $27.5 million and $41.4 million in 2017 and 2016, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

Note 7. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $17.2 million for the three months ended September 30, 2017, compared to $16.2 million for the three months ended September 30, 2016.  Comprehensive income was $49.1 million for the nine months ended September 30, 2017, compared to $62.8 million for the same period in 2016.  The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale securities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$2,416	$8,309	$(492)	$2,587
Other comprehensive income (loss) before reclassification	820	(1,589)	4,032	4,286
Amounts reclassified from accumulated other comprehensive income	(203)	(124)	(507)	(277)
Net current period other comprehensive income (loss)	617	(1,713)	3,525	4,009
Ending balance	$3,033	$6,596	$3,033	$6,596

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Nine Months Ended		Affected line item in the
Comprehensive Income	September 30,		September 30,		statement of income
	2017	2016	2017	2016
	(in thousands)
Unrealized gains on available-for- sale securities	$312	$191	$780	$426	Net realized gains (losses) on investments
	312	191	780	426	Income before income taxes
	(109)	(67)	(273)	(149)	Income tax expense
	$203	$124	$507	$277	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2017.

At September 30, 2017, assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available for sale—fixed maturity:
States and political subdivisions	$—	$241,652	$—	$241,652
Corporate bonds	—	151,984	—	151,984
U.S. agency-based mortgage-backed securities	—	12,668	—	12,668
U.S. Treasury securities	60,952	—	—	60,952
Total securities available for sale—fixed maturity	60,952	406,304	—	467,256
Securities available for sale—equity:
Domestic common stock	7,801	—	—	7,801
Total available for sale	$68,753	$406,304	$—	$475,057

At September 30, 2017, assets and liabilities measured at amortized cost are summarized below:

	September 30, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$440,245	$—	$440,245
Corporate bonds	—	122,248	—	122,248
U.S. agency-based mortgage-backed securities	—	11,676	—	11,676
U.S. Treasury securities	6,785	—	—	6,785
Obligations of U.S. government agencies	—	27,435	—	27,435
Asset-backed securities	—	1,762	—	1,762
Total held-to-maturity	$6,785	$603,366	$—	$610,151

At December 31, 2016, assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available for sale—fixed maturity:
States and political subdivisions	$—	$232,293	$—	$232,293
Corporate bonds	—	182,515	—	182,515
U.S. agency-based mortgage-backed securities	—	9,342	—	9,342
U.S. Treasury securities and obligations of U.S. government agencies	54,947	—	—	54,947
Total available for sale—fixed maturity	$54,947	$424,150	$—	$479,097
Securities available for sale—equity:
Domestic common stock	33	—	—	33
Total available for sale	$54,980	$424,150	$—	$479,130

At December 31, 2016, assets and liabilities measured at amortized cost are summarized below:

	December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$399,483	$—	$399,483
Corporate bonds	—	144,016	—	144,016
Commercial mortgage-backed securities	—	70	—	70
U.S. agency-based mortgage-backed securities	—	10,915	—	10,915
U.S. Treasury securities	6,779	—	—	6,779
Obligations of U.S. government agencies	—	5,637	—	5,637
Asset-backed securities	—	2,031	—	2,031
Total held-to-maturity	$6,779	$562,152	$—	$568,931

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

At September 30, 2017, the Company held two securities measured at fair value on a nonrecurring basis due to a recognized impairment of $0.3 million. The securities are valued using Level 2 inputs and had a value of $0.3 million at September 30, 2017.  The securities were valued at fair value at the time of impairment and are currently being carried at the adjusted amortized cost.  The fair value of the securities was $0.4 million at September 30, 2017.

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

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of September 30, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$598,658	$610,151	$562,434	$568,931
Fixed maturity securities—available-for-sale	467,256	467,256	479,097	479,097
Equity securities	7,801	7,801	33	33
Short-term investments	69,526	69,526	29,580	29,580
Other investments	1,280	1,280	13,330	13,330
Cash and cash equivalents	80,378	80,378	58,936	58,936

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in the nine months ended September 30, 2017. Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

Note 10. Commitments and Contingencies

In February 2015, the Company was notified of an adverse verdict against its subsidiary, AIIC, related to a 2009 workers’ compensation claim in the State of Iowa. The verdict was for $25.3 million, of which $0.3 million was for actual damages and $25.0 million was awarded for punitive damages. The Company posted an appeal bond in the amount of $27.8 million, as required by law. AIIC appealed both the verdict and the damage awards. On May 19, 2017, the Supreme Court of Iowa reversed the judgments for actual and punitive damages and remanded the case for a new trial, presently scheduled for first quarter 2018.  On July 24, 2017, the $27.8 million appeal bond was returned to AIIC.

The Company maintains reinsurance against catastrophic losses, including court ordered judgments. As of September 30, 2017, the Company’s total reserve for the claim was $2.3 million. The $2.3 million reserve does not include payments that the Company has previously paid in this case. The payments, plus the $2.3 million reserve, total $5.4 million. The Company’s retention is $5.0 million before its reinsurance providers are obligated to reimburse the Company for additional costs. The Company presently believes that the reserve amount, together with its reinsurance coverage, is adequate to satisfy this claim.

Note 11. Subsequent Events

On October 23, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share payable on December 28, 2017 to shareholders of record as of December 14, 2017. The Board considers the payment of a regular cash dividend each calendar quarter.

On October 23, 2017, the Company’s Board of Directors declared an extraordinary cash dividend of $3.50 per share payable on December 28, 2017 to shareholders of record on December 14, 2017.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2017 and 2016. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$87,035	$88,837	$269,152	$292,443
Net premiums earned	85,118	89,918	258,779	276,607
Net investment income	7,788	8,006	21,969	20,251
Total revenues	92,804	98,206	280,271	298,104
Total expenses	69,248	72,179	215,831	213,067
Net income	16,577	17,896	45,582	58,792
Diluted earnings per common share	$0.86	$0.93	$2.37	$3.06
Other Key Measures
Net combined ratio (1)	81.4%	80.3%	83.5%	77.0%
Return on average equity (2)	13.6%	14.2%	12.8%	16.3%
Book value per share (3)	$25.72	$26.51	$25.72	$26.51

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

Consolidated Results of Operations for Three Months Ended September 30, 2017 Compared to September 30, 2016

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2017 were $87.0 million, compared to $88.8 million for the same period in 2016, a decrease of 2.0%. The decrease was attributable to a $1.6 million decrease in annual premiums on voluntary policies written during the period.  The effective loss cost multiplier, or ELCM, for our voluntary business was 1.69 for the third quarter ended September 30, 2017 compared to 1.71 for the same period in 2016.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2017 were $85.0 million, compared to $85.9 million for the same period in 2016, a decrease of 1.0%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.3% for the third quarter of 2017 compared to 3.2% for the third quarter of 2016.  The decrease in ceded premiums as a percentage of gross premiums earned reflects a $0.3 million decrease in the third quarter of 2017 resulting from a decrease in reinsurance rates.  The prior year third quarter ceded premiums included an increase of $0.5 million due to unfavorable ceded loss development during the period.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Net Premiums Earned. Net premiums earned for the third quarter of 2017 were $85.1 million, compared to $89.9 million for the same period in 2016, a decrease of 5.3%. The decrease was attributable to a decrease in net premiums written.

Net Investment Income. Net investment income for the quarter ended September 30, 2017 was $7.8 million, compared to $8.0 million for the same period in 2016. The decrease of $0.2 million was largely due to the change in value of a limited partnership hedge fund investment.  In last year’s third quarter, there was a significant gain in value of the hedge fund.  The change in value of this investment is recorded in investment income each quarter.  Average invested assets, including cash and cash equivalents, were $1.2 billion in the quarter ended September 30, 2017 and 2016. The pre-tax investment yield on our investment portfolio was 2.6% and 2.7% per annum during the quarters ended September 30, 2017 and 2016, respectively. The tax-equivalent yield on our investment portfolio was 3.2% per annum for the quarter ended September 30, 2017 and 2016. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended September 30, 2017 totaled $0.2 million compared to net realized gains of $0.2 million for the same period in 2016. Net realized losses in the third quarter of 2017 were attributable to called fixed maturity securities.  Net realized gains in the third quarter of 2016 were attributable to the sale of fixed maturity securities classified as available-for-sale.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $48.4 million for the three months ended September 30, 2017, compared to $50.5 million for the same period in 2016, a decrease of $2.1 million, or 4.2%. The current accident year loss and LAE incurred were $58.7 million, or 69.0% of net premiums earned, compared to $61.1 million, or 67.9% of net premiums earned for the same period in 2016. We recorded favorable prior accident year development of $10.3 million in the third quarter of 2017, compared to favorable prior accident year development of $10.5 million in the same period of 2016, as further discussed below in “Prior Year Development.” Our net loss ratio was 56.9% in the third quarter of 2017, compared to 56.2% for the same period of 2016.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2017 were $19.3 million, compared to $20.8 million for the same period in 2016, a decrease of 7.1%. This decrease was primarily due to a $1.3 million decrease in insurance related assessments, a $0.3 million decrease in commission expense and a $0.3 million decrease in compensation expense. Offsetting these decreases was a $0.4 million increase in premium taxes.  Our expense ratio was 22.7% in the third quarter of 2017 compared to 23.1% in the third quarter of 2016.

Income Tax Expense. Income tax expense for the three months ended September 30, 2017 was $7.0 million, compared to $8.1 million for the same period in 2016. The decrease was attributable to a decrease in the pre-tax income to $23.6 million in the quarter ended September 30, 2017 from $26.0 million in the same period in 2016. Also, the effective tax rate decreased to 29.6% in the quarter ended September 30, 2017 from 31.2% in the same period in 2016. The decrease in the tax rate resulted from a higher proportion of tax-exempt income to underwriting income in the quarter relative to the third quarter of 2016.

Consolidated Results of Operations for Nine Months Ended September 30, 2017 Compared to September 30, 2016

Gross Premiums Written. Gross premiums written for the first nine months of 2017 were $269.2 million, compared to $292.4 million for the same period in 2016, a decrease of 8.0%. The decrease was attributable to a $13.6 million decrease in annual premiums on voluntary policies written during the period, an $8.4 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.6 million decrease in assumed premium from mandatory pooling arrangements.  The ELCM for our voluntary business was 1.67 for the nine months ended September 30, 2017 compared to 1.73 for the same period in 2016.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2017 were $262.6 million, compared to $284.4 million for the same period in 2016, a decrease of 7.7%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.5% and 2.8% for the first nine months of 2017 and 2016, respectively. The decrease in ceded premiums as a percentage of gross premiums earned reflects a decrease of $0.3 million of ceded premiums in 2017 resulting from a prior period accrual adjustment compared to an increase of $0.7 million in the prior year due to ceded losses during the period.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Net Premiums Earned. Net premiums earned for the first nine months of 2017 were $258.8 million, compared to $276.6 million for the same period in 2016, a decrease of 6.4%. The decrease was attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the first nine months of 2017 was $22.0 million, compared to $20.3 million for the same period in 2016, an increase of 8.5%. The increase was largely due to an increase in interest income resulting from redemption premiums on corporate bonds called prior to maturity.  Average invested assets, including cash and cash equivalents were $1.2 billion in the nine months ended September 30, 2017 and 2016. The pre-tax investment yield on our investment portfolio was 2.5% per annum during the nine months ended September 30, 2017, compared to 2.4% per annum during the same period in 2016. The tax-equivalent yield on our investment portfolio was 3.2% per annum for the first nine months of 2017 and 2016. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the nine months ended September 30, 2017 totaled $0.8 million, compared to net realized gains of $1.0 million for the same period in 2016.  Net realized losses in the first nine months of 2017 were attributable to called fixed maturity securities.   Net realized gains in the first nine months of 2016 were attributable to the sale of fixed maturity securities classified as available-for-sale.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $151.0 million for the nine months ended September 30, 2017, compared to $146.4 million for the same period in 2016, an increase of $4.6 million, or 3.2%. The current accident year loss and LAE incurred were $178.6 million, or 69.0% of net premiums earned, compared to $187.8 million, or 67.9% of net premiums earned, for the same period in 2016. We recorded favorable prior accident year development of $27.5 million in the first nine months of 2017, compared to favorable prior accident year development of $41.4 million in the same period of 2016, as further discussed below in “Prior Year Development.” Our net loss ratio was 58.4% in the first nine months of 2017, compared to 52.9% for the same period of 2016.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2017 were $60.7 million, compared to $63.5 million for the same period in 2016, a decrease of 4.4%. This decrease was primarily due to a $2.1 million decrease in insurance related assessments and a $1.3 million decrease in commission expense.  Offsetting these decreases were a $0.6 million increase in premium taxes and a $0.5 million increase in compensation expense. Our expense ratio was 23.5% in the first nine months of 2017 compared to 22.9% in the same period of 2016.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2017 was $18.9 million, compared to $26.2 million for the same period in 2016. The decrease was attributable to a decrease in pre-tax income to $64.4 million in the first nine months of 2017 from $85.0 million in the first nine months of 2016. The effective tax rate decreased to 29.3% for the nine months ended September 30, 2017 from 30.9% for the nine months ended September 30, 2016.  The decrease in the tax rate resulted from a higher proportion of tax-exempt income to underwriting income for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $102.3 million for the nine months ended September 30, 2017, which represented a $19.5 million increase from $82.9 million in net cash provided by operating activities for the nine months ended September 30, 2016. This increase in operating cash flow was attributable to a $26.8 million decrease in amounts held by others resulting from the return of an appeal bond as further discussed above in Note 10, a $4.0 million decrease in federal taxes paid and a $1.1 million increase in reinsurance recoveries.  Offsetting these amounts were an $8.6 million decrease in premium collections, a $2.5 million increase in underwriting expenses paid and a $1.3 million increase in losses paid.

Net cash used in investing activities was $69.2 million for the nine months ended September 30, 2017, compared to net cash used in investment activities of $57.1 million for the same period in 2016. Cash provided by sales and maturities of investments totaled $212.6 million for the nine months ended September 30, 2017, compared to $220.4 million for the same period in 2016. A total of $290.4 million in cash was used to purchase investments in the nine months ended September 30, 2017, compared to $276.4 million in purchases for the same period in 2016.

Net cash used in financing activities in the nine months ended September 30, 2017 was $11.6 million compared to net cash used in financing activities of $8.6 million for the same period in 2016. In the nine months ended September 30, 2017, $11.6 million of cash was used for dividends paid to shareholders compared to $10.4 million in the same period of 2016. During the nine months ended September 30, 2017, there was no tax benefit from share-based compensation compared to $1.0 million for the same period in 2016. There were no proceeds from stock option exercises during the year compared to $0.8 million in the same period in 2016.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.2 billion at September 30, 2017 compared to $1.1 billion at December 31, 2016. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2017, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$430,470	35.2%
Corporate bonds	121,942	10.0%
U.S. agency-based mortgage-backed securities	10,928	0.9%
U.S. Treasury securities and obligations of U.S. government agencies	33,672	2.7%
Asset-backed securities	1,646	0.1%
Total fixed maturity securities—held-to-maturity	598,658	48.9%
Fixed maturity securities—available-for-sale:
States and political subdivisions	241,652	19.7%
Corporate bonds	151,984	12.4%
U.S. agency-based mortgage-backed securities	12,668	1.0%
U.S. Treasury securities and obligations of U.S. government agencies	60,952	5.0%
Total fixed maturity securities—available-for-sale	467,256	38.1%
Equity securities	7,801	0.6%
Short-term investments	69,526	5.7%
Other investments	1,280	0.1%
Cash and cash equivalents	80,378	6.6%
Total investments, including cash and cash equivalents	$1,224,899	100.0%

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

During the three and nine months ended September 30, 2017 and 2016, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Prior Year Development

The Company recorded favorable prior accident year development of $10.3 million in the three months ended September 30, 2017. The table below sets forth the favorable development for the three and nine months ended September 30, 2017 and 2016 for accident years 2012 through 2016 and, collectively, for all accident years prior to 2012.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(in millions)
Accident Year
2016	$—	$—	$—	$—
2015	3.4	—	7.8	—
2014	3.0	5.1	10.5	12.8
2013	1.3	1.9	5.2	11.4
2012	1.1	0.9	1.6	8.3
Prior to 2012	1.5	2.6	2.4	8.9
Total net development	$10.3	$10.5	$27.5	$41.4

The table below sets forth the number of open claims as of September 30, 2017 and 2016, and the number of claims reported and closed during the three and nine months then ended.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Open claims at beginning of period	4,841	5,141	5,195	5,300
Claims reported	1,428	1,535	3,904	4,145
Claims closed	(1,190)	(1,456)	(4,020)	(4,225)
Open claims at end of period	5,079	5,220	5,079	5,220

The number of open claims at September 30, 2017 decreased by 141 claims as compared to the number of open claims at September 30, 2016. At September 30, 2017, our incurred amounts for certain accident years, particularly 2015, 2014 and 2013, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of September 30, 2017, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of September 30, 2017, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million.  The Company had $25.0 million available for future purchases at September 30, 2017 under this program.  There were no shares repurchased during the nine months ended September 30, 2017 and 2016. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations.  It is anticipated that future purchases will be funded from available capital.

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

AMERISAFE, INC.

October 27, 2017	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

October 27, 2017	/s/ Neal A. Fuller
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