Form 10-K
period 2017-12-31
AMERISAFE INC
filed 2018-02-28
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2017 the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,085.7 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of February 15, 2018, there were 19,245,915 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2018 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

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

•	adverse developments in economic, competitive, judicial or regulatory conditions within the workers’ compensation insurance industry;
•	loss of the services of any of our senior management or other key employees;
•	changes in regulations, laws, rates, rating factors, or taxes applicable to the Company, its policyholders or the agencies that sell its insurance;
•	changes in accounting standards or new accounting standards;
•	changes in legal theories of liability under our insurance policies;
•	changes in rating agency policies, practices or ratings;
•	changes in the availability, cost or quality of reinsurance and the failure of our reinsurers to pay claims in a timely manner or at all;
•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and
•	other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

Hazardous industry employers tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target policyholders. For example, our construction employers on average paid premium rates equal to $6.72 per $100 of payroll to obtain workers’ compensation coverage for all of their employees in 2017.

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

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries. We have extensive experience insuring employers engaged in hazardous industries and have a history of profitably underwriting these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 93.0% in 2017.

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

Specialized Underwriting Expertise. Based on our 32-year history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools that support our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new and renewal business. We do not delegate underwriting authority to agencies, marketers or to any other third parties that sell our insurance.

Comprehensive Safety Services. We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention, and encourage safer workplaces by deploying experienced field safety professionals, or FSPs, to our policyholders’ worksites. In 2017, 93.6% of our new voluntary business policyholders were subject to pre-quotation safety inspections. Additionally, we perform periodic on-site safety surveys of all of our voluntary business policyholders.

Proactive Claims Management. Our employees manage substantially all of our open claims in-house, utilizing intensive claims management practices that emphasize a personalized approach, as well as quality, cost-effective medical treatment. As of December 31, 2017, open indemnity claims per field case manager, or FCM, averaged 49 claims, which we believe is significantly less than the industry average. We also believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation and more rapidly close claims, all of which ultimately lead to lower overall claim costs.

Efficient Operating Platform. Through extensive cost management initiatives, we maintain one of the most efficient operations in the workers’ compensation industry. In 2017, our expense ratio was 22.8%. We believe that our expense ratio is substantially lower than that of our competitors, which gives us a greater opportunity to generate an underwriting profit.

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

Increase Market Penetration. Based on data received from the National Association of Insurance Commissioners, the NAIC, we do not have more than 3.9% of the market share in any state we serve. As a result, we believe we have the opportunity to increase market penetration in each of the states in which we currently operate. Competition in our target markets is fragmented by state, employer size and industry. We believe that our specialized underwriting expertise and safety, claims and audit services position us to profitably increase our market share in our existing principal markets, with minimal increase in field service employees.

Prudent and Opportunistic Geographic Expansion. While we actively market our insurance in 27 states, 51.4% of our voluntary in-force premiums were generated in the six states where we derived 5.0% or more of our gross premiums written in 2017. We are licensed in an additional 20 states, the District of Columbia and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so.

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

Workers’ compensation was the fourth-largest property and casualty insurance line in the United States in 2016, according to the National Council on Compensation Insurance, Inc., the NCCI. Direct premiums written in 2016 for the workers’ compensation insurance industry were $59 billion, and direct premiums written for the property and casualty industry as a whole were $613 billion. According to the most recent market data reported by the NCCI, which is the official rating bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business were $17.1 billion.

Policyholders

As of December 31, 2017, we had more than 8,000 voluntary business policyholders with an average annual workers’ compensation policy written premium of $37,968.  As of December 31, 2017, our ten largest voluntary business policyholders accounted for 1.8% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 93.0% in 2017, 92.7% in 2016, and 92.3% in 2015.

In addition to our voluntary workers’ compensation business, we underwrite workers’ compensation policies for employers assigned to us and assume reinsurance premiums from mandatory pooling arrangements, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. Our assigned risk business fulfills our statutory obligation to participate in residual market plans in four states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2017, our assigned risk business accounted for 1.0% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 2.2% of our gross premiums written.

Targeted Industries

We provide workers’ compensation insurance primarily to employers in the following targeted hazardous industries:

Construction.  Includes a broad range of operations such as highway and bridge construction, building and maintenance of pipeline and powerline networks, excavation, commercial construction, roofing, iron and steel erection, tower erection and numerous other specialized construction operations. In 2017, our average policy premium for voluntary workers’ compensation within the construction industry was $39,799, or $6.72 per $100 of payroll.

Trucking.  Includes a broad spectrum of diverse operations including contract haulers, regional and local freight carriers, special equipment transporters and other trucking companies that conduct a variety of short- and long-haul operations. In 2017, our average policy premium for voluntary workers’ compensation within the trucking industry was $40,838, or $8.38 per $100 of payroll.

Logging and Lumber.  Includes tree harvesting, tree trimming, sawmills, and other operations associated with lumber and wood products. In 2017, our average policy premium for voluntary workers’ compensation within logging and lumber was $26,113, or $12.54 per $100 of payroll.

Manufacturing.  Includes a diverse group of businesses such as the production of goods for use or sale using labor and machines, tools, chemical and biological processing or formulation. In 2017, our average policy premium for voluntary workers’ compensation within the manufacturing industry was $33,645, or $4.22 per $100 of payroll.

Agriculture.  Includes crop maintenance and harvesting, grain and produce operations, nursery operations, meat processing, and livestock feed and transportation. In 2017, our average policy premium for voluntary workers’ compensation within the agriculture industry was $27,921, or $5.94 per $100 of payroll.

Maritime.  Includes ship building and repair, pier and marine construction, inter-coastal construction, and stevedoring. In 2017, our average policy premium for voluntary workers’ compensation within the maritime industry was $43,633, or $6.16 per $100 of payroll.

Oil and Gas. Includes various oil and gas activities including gathering, transportation, processing, production, and field service operations. In 2017, our average policy premium for voluntary workers’ compensation within the oil and gas industry was $35,321, or $2.80 per $100 of payroll.

Other.  Includes a wide variety of high-hazard businesses such as cell phone tower service and repair, window washers, metal and scrap iron dealers, and other businesses.

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

Gross premiums written during the years ended December 31, 2017, 2016 and 2015, and the allocation of those premiums among the hazardous industries we target are presented in the table below.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2017	2016	2015	2017	2016	2015
	(in thousands)
Voluntary business:
Construction	$154,629	$165,582	$164,717	44.1%	44.4%	42.6%
Trucking	65,731	71,314	71,872	18.8%	19.1%	18.6%
Logging and Lumber	30,488	29,311	25,845	8.7%	7.9%	6.7%
Manufacturing	20,005	24,536	31,778	5.7%	6.5%	8.2%
Agriculture	16,309	15,652	16,133	4.7%	4.2%	4.2%
Maritime	7,606	10,080	7,839	2.2%	2.7%	2.0%
Oil and Gas	5,892	5,555	10,128	1.7%	1.5%	2.6%
Other	38,272	37,771	44,255	10.9%	10.1%	11.5%
Total voluntary business	338,932	359,801	372,567	96.8%	96.4%	96.4%
Assigned risk business	3,452	4,738	4,515	1.0%	1.3%	1.2%
Assumed premiums	7,883	8,516	9,447	2.2%	2.3%	2.4%
Total	$350,267	$373,055	$386,529	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 47 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with 12.2% or less of our gross premiums written in 2017 derived from any one state. The table below identifies, for the years ended December 31, 2017, 2016 and 2015, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the three years presented.

	Percentage of Gross Premiums Written Year Ended December 31,
State	2017	2016	2015
Georgia	12.2%	10.7%	10.7%
Florida	11.2%	8.7%	6.8%
Pennsylvania	9.2%	10.6%	9.8%
Louisiana	7.1%	7.4%	10.1%
Illinois	5.9%	7.0%	6.6%
North Carolina	5.5%	5.8%	5.3%
Virginia	4.6%	4.6%	4.1%
Wisconsin	4.1%	3.8%	3.4%
South Carolina	4.1%	3.6%	3.6%
Minnesota	4.0%	4.2%	4.0%
Oklahoma	2.5%	3.0%	3.5%
Texas	2.1%	3.0%	3.8%
Total	72.5%	72.4%	71.7%

Sales and Marketing

We sell our workers’ compensation insurance through agencies. As of December 31, 2017, our insurance was sold through more than 2,400 independent agencies and our wholly-owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 29 states. We are selective in establishing and maintaining relationships with independent agencies.  We seek to do business with those agencies that provide quality application flow from companies operating in our target industries and classes that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Our average commission rate for our independent agencies was 7.3% for the year ended December 31, 2017. We pay our insurance agency subsidiary an average commission rate of 8.1%. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2017, independent agencies accounted for 97.4% of our voluntary in-force premiums. No single independent agency accounted for more than 1.1% of our voluntary in-force premiums at that date.

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

Our underwriting department reviews the application to determine if the application meets our underwriting criteria and whether all required information has been provided. If additional information is required, the underwriting department requests additional information from the agency submitting the application. This initial review process is generally completed within three days after the application is received by us.  Once this initial review process is complete, our underwriting department requests that a pre-quotation safety inspection be performed in most cases. In 2017, 93.6% of our new voluntary business policyholders were inspected prior to our offering a premium quote.

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

We obtain approval of our rates, including our LCMs, from state regulatory authorities. To maintain rates at profitable levels, we regularly monitor and adjust our LCMs. The effective LCM for our voluntary business was 1.67 for policy year 2017, 1.72 for policy year 2016, and 1.79 for policy year 2015. If we are unable to charge rates in a particular state or industry to produce satisfactory results, we seek to control and reduce our premium volume in that state or industry and redeploy our capital in other states or industries that offer greater opportunity to earn an underwriting profit.

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our FSPs travel to employers’ worksites to perform these safety inspections. These initial inspections allow our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2017, 93.6% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policies were not pre-quote inspected for a variety of reasons, including instances where the prospective policyholder was previously insured by us or previously inspected by us.

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

Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided. The FCM will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2017, we averaged 49 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our more than 32 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business, but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

In establishing reserves, we rely on the analysis of the more than 212,000 claims in our 32-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.

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

As of December 31, 2017, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $687.0 million, which includes $15.9 million in reserves for mandatory pooling arrangements as reported by the pool administrators. The estimate of our ultimate liability was derived from the process and methodology described above, which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates. We view our estimate of loss and DCC expenses as the most significant component of our reserve for loss and loss adjustment expenses.

Additional information regarding our reserve for unpaid loss and loss adjustment expenses (“LAE”) as of December 31, 2017, 2016, and 2015 is set forth below:

	2017	2016	2015
	(in thousands)
Gross case loss and DCC reserves	$620,309	$555,926	$537,883
AO reserves	21,979	21,995	20,734
Gross IBNR reserves	129,557	164,855	159,416
Gross unpaid loss, DCC and AO reserves	771,845	742,776	718,033
Reinsurance recoverables on unpaid loss and LAE	(84,889)	(78,256)	(64,858)
Net unpaid loss, DCC and AO reserves	$686,956	$664,520	$653,175

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by an increase and decrease of 30%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2017 data, are summarized below.

		Resultant Change in Net Loss and DCC Reserve
Change in Paid LDFs	Change in Incurred LDFs	Amount ($)	Percentage
		(in thousands)
30% increase	30% increase	55,186	8.5%
30% increase	No change	14,247	2.2%
30% increase	30% decrease	(26,439)	(4.1)%
No change	30% increase	41,031	6.3%
No change	30% decrease	(40,734)	(6.3)%
30% decrease	30% increase	24,143	3.7%
30% decrease	No change	(16,820)	(2.6)%
30% decrease	30% decrease	(57,737)	(8.9)%

For our paid and incurred weighted severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by an increase and decrease of 300 basis points. The results of this sensitivity analysis, using December 31, 2017 data, are summarized below.

	Resultant Change in Net Loss and DCC Reserve
Change in Severity Trend	Amount ($)	Percentage
	(in thousands)
300 basis point increase	11,575	1.8%
300 basis point decrease	(9,303)	(1.4)%

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2017, 2016 and 2015, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Balance, beginning of period	$742,776	$718,033	$687,602
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	78,256	64,858	59,334
Net balance, beginning of period	664,520	653,175	628,268
Add incurred related to:
Current accident year	244,094	250,337	262,387
Prior accident years	(34,770)	(51,306)	(47,814)
Total incurred	209,324	199,031	214,573
Less paid related to:
Current accident year	56,951	52,085	53,955
Prior accident years	129,937	135,601	135,711
Total paid	186,888	187,686	189,666
Net balance, end of period	686,956	664,520	653,175
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	84,889	78,256	64,858
Balance, end of period	$771,845	$742,776	$718,033

Our gross reserves for loss and loss adjustment expenses of $771.8 million as of December 31, 2017 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2017, we had 4,982 open claims, with an average of $154,927 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2017, 5,155 new claims were reported, and 5,368 claims were closed.

In 2017, our gross reserves increased to $771.8 million from $742.8 million at December 31, 2016. The increase in reserves was attributable primarily to the 2017 accident year. In 2017, we also recognized $34.8 million of favorable development for prior accident years. As of December 31, 2016, we had 5,195 open claims, with an average of $142,979 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2016, 5,338 new claims were reported, and 5,443 claims were closed.

In 2016, our gross reserves increased to $742.8 million from $718.0 million at December 31, 2015. The increase in reserves was primarily attributable to the 2016 accident year. In 2016, there was also $51.3 million of favorable development for prior accident years. As of December 31, 2015, we had 5,298 open claims, with an average of $135,529 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2015, 5,465 new claims were reported, and 5,678 claims were closed.

Loss Development

The table below shows the net loss development for business written each year from 2007 through 2017. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a generally accepted accounting principles basis, or GAAP basis.

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 2007, it was estimated that $462.5 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 2007, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $462.5 million as of December 31, 2007, by December 31, 2017 (ten years later) $280.1 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2007.

The “gross cumulative redundancy (deficiency)” represents, as of December 31, 2017, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(in thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$462,478	$474,697	$474,220	$466,668	$477,277	$515,260	$565,858	$628,268	$653,175	$664,520	$686,956
Net reserve estimated as of:
One year later	442,091	452,812	452,587	460,105	474,787	502,648	542,141	580,454	601,868	629,750
Two years later	416,758	427,794	422,697	454,479	462,650	478,931	494,327	529,149	567,098
Three years later	396,492	398,187	411,516	442,700	448,269	439,272	462,770	504,437
Four years later	371,599	387,525	402,003	429,269	427,835	420,913	452,097
Five years later	364,147	381,950	395,479	411,785	418,528	415,996
Six years later	361,720	377,158	383,827	404,753	415,213
Seven years later	358,630	369,985	378,825	403,299
Eight years later	350,693	366,192	378,968
Nine years later	347,607	365,907
Ten years later	347,578
Net cumulative redundancy (deficiency)	$114,900	$108,790	$95,252	$63,369	$62,064	$99,264	$113,761	$123,831	$86,077	$34,770
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	116,631	121,619	117,555	125,884	131,497	127,205	129,658	135,711	135,601	129,937
Two years later	182,879	185,334	182,242	199,682	201,814	188,752	198,610	203,855	202,063
Three years later	217,137	222,249	223,726	240,196	237,170	226,907	233,254	240,098
Four years later	239,189	245,012	248,294	262,415	259,823	245,860	253,081
Five years later	251,941	261,323	261,653	277,396	273,383	259,202
Six years later	261,707	270,241	272,903	286,629	284,071
Seven years later	267,745	278,641	279,275	295,527
Eight years later	272,610	283,883	285,580
Nine years later	276,704	288,953
Ten years later	280,132
Net reserve— December 31	$462,478	$474,697	$474,220	$466,668	$477,277	$515,260	$565,858	$628,268	$653,175	$664,520	$686,956
Reinsurance recoverables	74,925	56,596	60,435	65,536	60,937	55,190	48,699	59,334	64,858	78,256	84,889
Gross reserve—December 31	$537,403	$531,293	$534,655	$532,204	$538,214	$570,450	$614,557	$687,602	$718,033	$742,776	$771,845
Net re-estimated reserve	$347,578	$365,907	$378,968	$403,299	$415,213	$415,996	$452,097	$504,437	$567,098	$629,750
Re-estimated reinsurance recoverables	87,105	71,323	54,748	52,382	49,934	45,463	48,377	59,003	60,824	72,284
Gross re-estimated reserve	$434,683	$437,230	$433,716	$455,681	$465,147	$461,459	$500,474	$563,440	$627,922	$702,034
Gross cumulative redundancy (deficiency)	$102,720	$94,063	$100,939	$76,523	$73,067	$108,991	$114,083	$124,162	$90,111	$40,742

Investments

We derive net investment income from our invested assets. As of December 31, 2017, the carrying value of our investment portfolio, including cash and cash equivalents, was $1.2 billion and the fair value of the portfolio was $1.2 billion.

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

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the effective interest rate for the year ended December 31, 2017 based on the carrying value of each category as of December 31, 2017:

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$460,428	38.8%	2.8%
Corporate bonds	100,024	8.4%	2.3%
U.S. agency-based mortgage-backed securities	10,260	0.9%	4.4%
U.S. Treasury securities and obligations of U.S. Government agencies	57,657	4.9%	4.3%
Asset-backed securities	1,299	0.1%	3.7%
Total fixed maturity securities—held-to-maturity	629,668	53.1%	2.7%
Fixed maturity securities—available-for-sale:
State and political subdivisions	251,140	21.2%	3.0%
Corporate bonds	130,222	11.0%	2.2%
U.S. agency-based mortgage-backed securities	18,014	1.5%	2.6%
U.S. Treasury securities and obligations of U.S. Government agencies	66,218	5.6%	1.6%
Total fixed maturity securities—available-for-sale	465,594	39.3%	2.6%
Equity securities	9,282	0.8%	2.8%
Short-term investments	25,770	2.1%	1.3%
Cash and cash equivalents	55,559	4.7%	1.0%
Total investments, including cash and cash equivalents	$1,185,873	100.0%	2.5%

As of December 31, 2017, our fixed maturity securities had a carrying value of $1,095.3 million, which represented 92.4% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2017, the pre-tax investment yield of our investment portfolio was 2.5% per annum.

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, our investment portfolio as of December 31, 2017 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities, held-to-maturity	$629,668	$11,016	$(1,375)	$639,309
Fixed maturity securities, available-for-sale	461,236	7,072	(2,714)	465,594
Equity securities, available-for-sale	8,503	779	—	9,282
Totals	$1,099,407	$18,867	$(4,089)	$1,114,185

As of December 31, 2017, municipal bonds with maturities greater than one year made up 60.0% of our investment portfolio, including cash and cash equivalents. The investments in Louisiana result from companies being allowed an investment credit against Louisiana premium taxes for varying levels of Louisiana assets.  The table below summarizes the top five geographic exposures as of December 31, 2017.

	Carrying Value	Percentage of Municipal Portfolio	Percentage of Total Portfolio
	(in thousands)
Texas	$119,709	16.8%	10.1%
Louisiana	86,863	12.2%	7.3%
Florida	50,829	7.1%	4.3%
Washington	47,313	6.7%	4.0%
Arkansas	35,075	4.9%	3.0%
Other	371,779	52.3%	31.3%
	$711,568	100.0%	60.0%

The table below summarizes the credit quality of our investment portfolio, excluding our equity holdings, as of December 31, 2017, as determined by the middle rating of Moody’s, Standard and Poor’s, and Fitch.

Credit Rating	Percentage of Total Carrying Value
“AAA”	39.4%
“AA”	37.1%
“A”	13.6%
“BBB”	9.4%
“BB and below”	0.5%
“Unrated securities”	0.0%
Total	100.0%

As of December 31, 2017, the average composite rating of our investment portfolio, excluding our equity holdings, was “AA.”

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2017.

	As of December 31, 2017
Maturity:	Carrying Value	Percentage
	(in thousands)
Within one year	$164,426	15.0%
After one year through five years	424,672	38.8%
After five years through ten years	142,354	13.0%
After ten years	334,237	30.5%
U.S. agency-based mortgage-backed securities	28,274	2.6%
Asset-backed securities	1,299	0.1%
Total	$1,095,262	100.0%

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

2018 Excess of Loss Reinsurance Treaty Program

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

We have 19 reinsurers participating in our reinsurance treaty program in 2018. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or letters of credit. If security is required because of a ratings downgrade, the form of security must be mutually agreed to between the reinsurer and us.

In 2018, our first layer of reinsurance provides coverage for losses up to $10.0 million for each loss occurrence in excess of $2.0 million.  This layer provides coverage in two parts.  Before our reinsurers are obligated to reimburse us under this layer, we are subject to an annual aggregate deductible of 1.5% of subject earned premium under the first part of this coverage and 6.5% of subject earned premium under the second part of this coverage.  The limit under the first part of this coverage is 5.0% of subject earned premium in any one year and 3.33% of subject earned premium in the aggregate for all three years covered by this layer.  The limit under the second part of this coverage is 3.0% of subject earned premium for any one year and 1.0% of subject earned premium in the aggregate for all three years covered by this layer.

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

Our second layer of reinsurance (catastrophe reinsurance) provides $60.0 million in coverage for each loss occurrence in excess of $10.0 million.  This layer includes coverage for terrorism including the use and/or dispersal of nuclear, biological, chemical and radiological agents with an annual aggregate limit of $60.0 million.  The aggregate limit for all other claims under this layer is $120.0 million.  This layer expires on January 1, 2019.

The table below sets forth the reinsurers participating in our 2018 reinsurance program:

Reinsurer	A.M. Best Rating
Allianz Risk Transfer AG (Bermuda)	A+
Arch Reinsurance Company	A+
Hannover Reinsurance (Ireland) Limited	A+
Houston Casualty Company	A++
Lloyd’s Syndicate 0623 AFB	A
Lloyd’s Syndicate 0780 ADV	A
Lloyd’s Syndicate 1084 CSL	A
Lloyd’s Syndicate 1414 ACS	A
Lloyd’s Syndicate 1955 BAR	A
Lloyd’s Syndicate 2623 AFB	A
Lloyd’s Syndicate 2987 BRT	A
Lloyd’s Syndicate 3000 MKL	A
Lloyd’s Syndicate 4444 CNP	A
Lloyd’s Syndicate 4472 LIB	A
Markel Global Reinsurance Company	A
Minnesota Workers' Compensation Reinsurance Association	NR
Munich Reinsurance America, Inc.	A+
The Cincinnati Insurance Company	A+
XL Reinsurance America Inc.	A

Due to the nature of reinsurance, we have recoverables from reinsurers that apply to prior accident years.  The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts.  The table below summarizes our amounts recoverable from reinsurers as of December 31, 2017.

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2017
		(in thousands)
Hannover Reinsurance Limited (Ireland) (1)	A+	$36,905
Odyssey America Reinsurance Corporation	A	12,464
Minnesota Workers' Compensation Reinsurance Association (1)	NR	7,761
Allianz Risk Transfer AG (Bermuda) (1)	A+	7,551
Clearwater Insurance (2)	NR	5,755
Finial Reinsurance	A-	5,027
SCOR Reinsurance	A+	4,385
Tokio Millennium Re Limited	A++	3,002
St. Paul Fire and Marine Insurance Company	A++	2,841
Other	—	4,442
Total amounts recoverable from reinsurers		90,133
Funds withheld and letters of credit related to the above recoverables		(47,719)
Total unsecured amounts recoverable from reinsurers		$42,414

(1)	Current participant in our 2018 reinsurance program.
(2)	Subsidiary of Fairfax Financial is no longer rated by A.M. Best.

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

Terrorism Reinsurance

The Terrorism Risk Insurance Act of 2002 (the “2002 Act”) was enacted in response to the events of September 11, 2001.  The 2002 Act has been extended periodically, most recently by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (the “2015 Act”). This legislation was designed to ensure the availability of insurance coverage for losses resulting from certain acts of terrorism in the United States. The 2015 Act reauthorized a federal program that provides federal reimbursement to insurance companies for a portion of their losses arising from certain acts of terrorism and requires insurance companies to offer coverage for these acts. The program applies to insured losses arising out of acts that are certified as “acts of terrorism” by the Secretary of the Treasury in concurrence with the Secretary of Homeland Security and the Attorney General of the United States. In addition, the program does not provide any reimbursement for any portion of aggregate industry-wide insured losses from certified acts of terrorism that exceed $100.0 billion in any one year and is subject to certain other limitations and restrictions.

For insured losses in 2018, each insurance group is responsible for a statutory deductible under the 2015 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2018, the U.S. federal government will reimburse 82% of an insurance group’s covered losses over the statutory deductible.  The U.S. federal government reimbursement will decrease by one percent each year until it reaches 80% in 2020.  In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceeds $160.0 million for any act of terrorism occurring in 2018.  This aggregate will increase by $20.0 million each year until it reaches $200.0 million in 2020.   However, there is no relief from the requirement under the 2015 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.

Under the 2015 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in their workers’ compensation policies. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological, radioactive or chemical agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our current reinsurance treaty program that provides coverage of up to $70 million for losses arising from conventional terrorism. This coverage expires January 1, 2019.   The Company’s 2018 catastrophe excess of loss layer for loss occurrences greater than $10 million includes coverage for losses caused by nuclear, biological, chemical and radiological attacks, subject to the deductibles, retentions, definitions and aggregate limits.

Technology

We view our information systems as an integral part of our operations. We make substantial investments in improving our systems on an ongoing basis. We provide our field premium auditors, field safety professionals and field case managers with computer and communication equipment to efficiently complete services. We also deploy online solutions for our policyholders to enable timely and efficient premium payments and for our agents to improve collaboration and exchange of data in the underwriting process.  Our information technology employees perform end-user support, systems development, and infrastructure operation and maintenance with limited assistance from outside vendors.

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

Employees

As of December 31, 2017, we had 436 full-time employees and two part-time employees.  None of our employees are subject to collective bargaining agreements. We believe that our employee relations are good.

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

Insurance agencies are also subject to regulation and supervision by the state insurance departments in the states in which they are licensed. Our wholly owned subsidiary, Amerisafe General Agency, Inc., is licensed as an insurance agent in 29 states. Amerisafe General Agency is domiciled in Louisiana and is primarily subject to regulation and supervision by the Louisiana Department of Insurance, which regulates the solicitation of insurance and the qualification and licensing of agents and agencies that may desire to conduct business in Louisiana.

State Insurance Department Examinations

We are subject to periodic examinations by the Nebraska and Texas insurance departments.

AIIC and SOCI underwent an examination by the Nebraska Department of Insurance in 2014 that covered calendar years 2009 through 2013. AIICTX underwent an examination by the Texas Department of Insurance in 2014 that covered calendar years 2010 through 2013.

AIIC and SOCI have been notified by the Nebraska Department of Insurance there will be an examination in 2018 covering years 2014 through 2017.  AIICTX has been notified by the Texas Department of Insurance there will be an examination in 2018 covering the same period.

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

Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. We utilize both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. In 2017, we had assigned risks in four states: Alabama, Alaska, North Carolina and Virginia.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in the applicable state. Our recoveries from state-managed trust funds for the years ended December 31, 2017, 2016 and 2015 were $4.3 million, $5.3 million and $5.8 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2017, 2016 and 2015 was $2.5 million, $2.3 million and $2.1 million, respectively.  We accrue for second injury funds relative to historical paid amounts.

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

Federal Law and Regulations

For the year ended December 31, 2017, we derived 2.3% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act, or the USL&H Act, and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.

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

Privacy Regulations

In 1999, Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance companies, and require us to maintain appropriate policies and procedures for managing and protecting certain personal information of our policyholders and to fully disclose our privacy practices to our policyholders. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. In 2000, the NAIC adopted the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of policyholder information. We have established policies and procedures intended to ensure that we are in compliance with the privacy requirement of the Gramm-Leach-Bliley Act.

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

Under Nebraska law, AIIC and SOCI are each required to maintain minimum capital and surplus of $2.0 million. Under Texas law, AIICTX is required to maintain minimum capital and surplus of $5.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on the various risk factors related to it. As of December 31, 2017, AIIC, SOCI and AIICTX exceeded the minimum risk-based capital requirements.

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

The 2017 IRIS results for AIIC were within expected values.  The 2017 IRIS results for SOCI and AIICTX were within expected values for 12 of the 13 ratios. The investment yield ratios were outside the expected range by three tenths of one percent and seven tenths of one percent, respectively. This occurred because low interest rates have affected the reinvestment rate for our investment portfolios.

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

Executive Officers of the Registrant

The table below sets forth information about our executive officers and key employees as of February 28, 2018.

Name	Age	Position
Executive Officers
G. Janelle Frost	47	President and Chief Executive Officer
Neal A. Fuller	55	Executive Vice President and Chief Financial Officer
Vincent J. Gagliano	45	Executive Vice President and Chief Risk Officer
Kathryn H. Shirley	52	Executive Vice President, General Counsel and Secretary

Key Employees
Kelly R. Goins	52	Senior Vice President, Underwriting Operations
Leon J. Lagneaux	66	Senior Vice President, Safety Operations
Henry O. Lestage, IV	57	Senior Vice President, Claims Operations
Barbra McCrary	43	Senior Vice President, Policyholder Services
David R. Morton	47	Senior Vice President, Sales and Marketing

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

Neal A. Fuller has served as our Executive Vice President and Chief Financial Officer since September 2015.  Mr. Fuller served in multiple leadership positions with Safeco Corporation from 1988 to 2009, ending as Senior Vice President – Finance and Treasurer.  Prior to joining our company, Mr. Fuller served as Senior Vice President and Chief Financial Officer of ICW Group from 2010 to 2011 and Senior Vice President and Chief Financial Officer of SeaBright Holdings, Inc. from 2011 to 2013.

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

Kathryn H. Shirley has served as our Executive Vice President, General Counsel and Secretary since March 2016.  She previously served as Senior Vice President, General Counsel and Secretary from May 2012 until February 2016.  She has been employed with our company since 2012.  Prior to joining our company, she practiced law from 2009 through May 2012 at Christian & Small LLP. From 2000 until 2008 she was employed as an Insurance Regulatory Compliance Manager with United Investors Life Insurance Company and Liberty National Life Insurance Company, subsidiaries of Torchmark Corporation.

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

Barbra McCrary, has served as our Senior Vice President, Policyholder Services since November 2017.  She has been employed with our company since 1997 and served as Vice President, Premium Audit from 2010 until 2017.

David R. Morton has served as our Senior Vice President, Sales and Marketing since April 2015.  Prior to joining our company, Mr. Morton served in various sales leadership roles with EMPLOYERS Services, Inc., a mono-line workers’ compensation insurance carrier, including Director of Client Relations from 2007 to 2010, Vice President of Sales, Strategic Partnerships and Alliances from 2010 to 2014 and most recently as Vice President of Sales Excellence from September 2014 to April 2015.

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

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2017, independent agencies produced 97.4% of our voluntary in-force premiums. No independent agency accounted for more than 1.1% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

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

Investment income is an important component of our net income. As of December 31, 2017, our investment portfolio, including cash and cash equivalents, had a carrying value of $1.2 billion. For the year ended December 31, 2017 we had $29.3 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our Board of Directors, and is made up predominately of fixed maturity securities and cash and cash equivalents. Although our investment guidelines emphasize capital preservation and liquidity, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Increased interest rates could have an adverse effect on the value of our investment portfolio.  Low interest rates could continue to have an adverse effect on our investment income. Additionally, changes in interest rates can expose us to prepayment risks on mortgage-backed securities included in our investment portfolio.

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

Although we have experienced no known cases involving unauthorized access to our information technology systems and data or unauthorized appropriation of such data to date, we have no assurance that such technology breaches will not occur in the future.

A decline in the level of business activity of our policyholders, particularly those engaged in the construction, trucking, logging and lumber, manufacturing, agriculture, maritime, and oil and gas industries, could negatively affect our earnings and profitability.

In 2017, 85.9% of our gross premiums written were derived from policyholders in the construction, trucking, logging and lumber, manufacturing, agriculture, maritime, and oil and gas industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in these industries and upon economic conditions generally.

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

Changes in accounting standards or new standards, as well as assumptions, estimates and judgments by management related to complex accounting issues could have a material adverse effect on our capital levels and our results of operations.

Changes in GAAP accounting standards, guidelines and interpretations have the ability to impact our financial results especially as it relates to our significant accounting policies which are described in Note 1 of our Consolidated Financial Statements.  Changes in these standards, issued and promulgated by the Financial Accounting Standards Board, or FASB, could impact the recognition of revenues, expenses, taxes, investments, loss reserves and other aspects of the Company’s assets and liabilities.  Such changes could significantly impact our reported earnings or financial condition.

AMERISAFE is a holding company whose insurance subsidiaries are governed by SAP determined and promulgated by the NAIC and state departments of insurance.  New standards or changes in SAP accounting standards or interpretations, especially as it relates to our significant revenues, assets, liabilities, statutory surplus, risk-based capital, or  RBC, ratios and dividend paying ability could have a material impact on our statutory earnings, dividend paying ability or financial condition.

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

We purchase reinsurance to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company.  Our 2018 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million, subject to applicable deductibles, retentions and aggregate limits.  Our retention is $2.0 million for each loss occurrence.  Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty with an aggregate annual deductible of approximately $5.1 million and an aggregate limit of coverage of approximately $27.3 million for 2018.

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

As of December 31, 2017, we had $90.1 million of recoverables from reinsurers. Of this amount, $42.4 million was unsecured. As of December 31, 2017, our largest recoverable from reinsurers included $36.9 million from Hannover Reinsurance Limited (Ireland), $12.5 million from Odyssey America Reinsurance Corporation and and $7.8 million from Minnesota Workers’ Compensation Reinsurance Association.  No reinsurance recoverable due at December 31, 2017 was over 90 days old.   If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely impacted.

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

At December 31, 2017, we participated in mandatory pooling arrangements in 21 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

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

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2018 reinsurance treaty program affords limited coverage for up to $70.0 million for losses arising from terrorism, subject to applicable deductibles, retentions, definitions and aggregate limits.

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

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of February 15, 2018, there were 19,245,915 shares of our common stock outstanding.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF.” As of February 15, 2018, there were 22 holders of record of our common stock.

The table below sets forth the reported high and low sales prices of our common stock as quoted on NASDAQ during each quarter for the last two fiscal years.

	High	Low
2016
First Quarter	$54.48	$46.88
Second Quarter	$64.98	$50.02
Third Quarter	$63.09	$55.27
Fourth Quarter	$66.30	$53.35
2017
First Quarter	$69.40	$61.44
Second Quarter	$67.25	$51.20
Third Quarter	$61.50	$51.30
Fourth Quarter	$67.82	$57.75

Dividend Policy

In 2017, 2016 and 2015, the Company paid regular quarterly cash dividends of $0.20, $0.18, and $0.15 per share, respectively.  In addition, the Company paid extraordinary cash dividends of $3.50 in 2017, $3.25 in 2016 and $3.00 per share in 2015.

On February 22, 2018 the Company declared a regular quarterly cash dividend of $0.22 per share payable on March 23, 2018 to shareholders of record as of March 9, 2018.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter.  On an annualized basis, the cash dividend is expected to be $0.88 per share in 2018.

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

Our existing revolving credit agreement contains covenants that restrict our ability to pay dividends on our common stock. For more information on our credit agreement, see “Liquidity and Capital Resources” in Item 7 of this report.

Description of Capital Stock

AMERISAFE is authorized to issue 60,000,000 shares of capital stock, consisting of:

•	10,000,000 shares of preferred stock, par value $0.01 per share; and
•	50,000,000 shares of common stock, par value $0.01 per share.

As of February 15, 2018, 19,245,915 shares of common stock were outstanding. As of that date, there were no other shares of our capital stock outstanding.

Share Repurchases

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in 2017.  Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions. The purchases may be affected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that any future purchases will be funded from available capital.

Item 6.	Selected Financial Data.

The following tables summarize certain selected financial data that should be read in conjunction with our audited financial statements and accompanying notes thereto for the year ended December 31, 2017 included in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Income Statement Data
Gross premiums written	$350,267	$373,055	$386,529	$393,819	$372,177
Ceded premiums written	(8,869)	(10,307)	(11,228)	(13,793)	(18,425)
Net premiums written	$341,398	$362,748	$375,301	$380,026	$353,752
Net premiums earned	$346,156	$368,704	$375,894	$375,747	$329,983
Net investment income	29,281	28,106	27,902	27,214	27,029
Net realized gains (losses) on investments	(647)	(494)	(2,494)	697	(1,211)
Loss on disposal of assets	(2)	(1)	(664)	—	(2)
Fee and other income	420	347	316	361	536
Total revenues	375,208	396,662	400,954	404,019	356,335
Loss and loss adjustment expenses incurred	209,324	199,031	214,573	244,916	228,973
Underwriting and certain other operating costs (1)	28,333	29,470	32,162	32,573	18,951
Commissions	24,812	26,243	27,509	27,872	25,303
Salaries and benefits	25,631	24,881	24,442	24,518	22,862
Policyholder dividends	4,868	4,216	1,301	391	1,042
Total expenses	292,968	283,841	299,987	330,270	297,131
Income before taxes	82,240	112,821	100,967	73,749	59,204
Income tax expense (2)	36,009	34,956	30,505	20,083	15,567
Net income	46,231	77,865	70,462	53,666	43,637
Less allocated income to participating securities	—	—	—	—	142
Net income available to common shareholders	$46,231	$77,865	$70,462	$53,666	$43,495
Diluted earnings per common share equivalent	$2.40	$4.05	$3.69	$2.84	$2.32
Weighted average common shares	19,165,489	19,105,806	18,941,077	18,646,128	18,373,033
Stock options and restricted stock	80,377	97,844	178,109	282,376	375,776
Diluted weighted average of common share equivalents outstanding	19,245,866	19,203,650	19,119,186	18,928,504	18,748,809
Selected Insurance Ratios
Current accident year loss ratio (3)	70.5%	67.9%	69.8%	71.5%	73.2%
Prior accident year loss ratio (4)	(10.0)%	(13.9)%	(12.7)%	(6.3)%	(3.8)%
Net loss ratio	60.5%	54.0%	57.1%	65.2%	69.4%
Net underwriting expense ratio (5)	22.8%	21.9%	22.4%	22.6%	20.3%
Net dividend ratio (6)	1.4%	1.1%	0.3%	0.1%	0.3%
Net combined ratio (7)	84.7%	77.0%	79.8%	87.9%	90.0%

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$55,559	$58,936	$69,481	$90,956	$123,077
Investments	1,130,314	1,084,474	1,045,152	1,016,333	878,775
Amounts recoverable from reinsurers	90,133	83,666	91,077	85,888	75,326
Premiums receivable, net	174,234	183,005	185,364	178,917	171,579
Deferred income taxes	19,262	33,811	29,905	31,231	33,645
Deferred policy acquisition costs	20,251	19,300	20,412	19,649	19,171
Total assets	1,518,236	1,518,856	1,502,045	1,457,220	1,329,001
Reserves for loss and loss adjustment expenses	771,845	742,776	718,033	687,602	614,557
Unearned premiums	157,270	162,028	167,983	168,576	164,296
Insurance-related assessments	28,246	31,742	32,329	29,315	25,428
Shareholders’ equity	425,423	456,150	453,981	446,968	416,814

(1)	Includes policy acquisition expenses and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
(2)

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.  As a result, we have recorded $12.6 million as additional income tax expense related to our net deferred tax assets revalued at the new lower rate of 21% in the fourth quarter of 2017, the period in which the legislation was enacted.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2018 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

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

Two of the key financial measures that we use to evaluate our performance are return on average equity and growth in book value per share adjusted for dividends paid to shareholders. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity. Our return on average equity was 10.5% in 2017, 17.1% in 2016 and 15.6% in 2015. We calculate book value per share by dividing ending shareholders’ equity by the number of common shares outstanding. Our book value per share was $22.10 at December 31, 2017, $23.72 at December 31, 2016 and $23.73 at December 31, 2015.   We paid cash dividends of $4.30 per share in 2017, $3.97 per share in 2016 and $3.60 per share in 2015.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in other lines of business that pay claims more quickly. From December 31, 2012 to December 31, 2017, our investment portfolio, including cash and cash equivalents, increased from $900.8 million to $1.2 billion and produced net investment income of $29.3 million in 2017, $28.1 million in 2016 and $27.9 million in 2015.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to protect us from the impact of large losses.  Our reinsurance program for 2018 includes 19 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Our 2018 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant, subject to applicable deductibles, retentions and aggregate limits.  Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty with an aggregate annual deductible of approximately $5.1 million and an aggregate limit of coverage of approximately $27.3 million for 2018. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

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

For example, for the five-year period ended December 31, 2017 we had recorded 78 severe claims, or an average of 16 severe claims per year for accident years 2013 through 2017. The number of severe claims reported in any one accident year in this five-year period ranged from a low of 12 in 2014 to a high of 21 in 2016. The average reported case severity for these claims ranged from $1.8 million for the 2015 accident year to $3.1 million for the 2014 accident year. For the five accident years, the case incurred for these severe claims accounted for an average of 7.8 percentage points of our overall loss and loss adjustment expense, or LAE, ratio, measured at December 31, 2017.

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

Our gross reserves for loss and loss adjustment expenses at December 31, 2017, 2016 and 2015 were $771.8 million, $742.8 million and $718.0 million, respectively. As a percentage of gross reserves at year end, IBNR represented 16.8% in 2017 and 22.2% in 2016 and 2015.

In 2017, we decreased our estimates for prior year loss reserves by $34.8 million. In 2016, we decreased our estimates for prior year loss reserves by $51.3 million. In 2015, we decreased our estimates for prior year loss reserves by $47.8 million.

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

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2017 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2017 and the other half in 2018. On a monthly basis, we also recognize net premiums earned from mandatory pooling arrangements.

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

Income Tax Expense. We incur federal, state, and local income tax expense.  On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code.  The reduction of the U.S. corporate tax rate from 35% to 21% resulted in a non-cash charge related to a revaluation of our net deferred tax assets.  This charge amounted to $12.6 million of additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.

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

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 32 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

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

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code.  The reduction of the U.S. corporate tax rate from 35% to 21% has caused us to adjust our deferred tax assets and liabilities to the lower federal base rate of 21%.  The impact resulted in a net deferred tax expense of $12.6 million in the fourth quarter of 2017, the period in which the legislation was enacted.

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

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Income Statement Data
Gross premiums written	$350,267	$373,055	$386,529
Ceded premiums written	(8,869)	(10,307)	(11,228)
Net premiums written	$341,398	$362,748	$375,301
Net premiums earned	$346,156	$368,704	$375,894
Net investment income	29,281	28,106	27,902
Net realized losses on investments	(647)	(494)	(2,494)
Loss on disposal of assets	(2)	(1)	(664)
Fee and other income	420	347	316
Total revenues	375,208	396,662	400,954
Loss and loss adjustment expenses incurred	209,324	199,031	214,573
Underwriting and certain other operating costs (1)	28,333	29,470	32,162
Commissions	24,812	26,243	27,509
Salaries and benefits	25,631	24,881	24,442
Policyholder dividends	4,868	4,216	1,301
Total expenses	292,968	283,841	299,987
Income before taxes	82,240	112,821	100,967
Income tax expense (2)	36,009	34,956	30,505
Net income	$46,231	$77,865	$70,462
Selected Insurance Ratios
Current accident year loss ratio (3)	70.5%	67.9%	69.8%
Prior accident year loss ratio (4)	(10.0)%	(13.9)%	(12.7)%
Net loss ratio	60.5%	54.0%	57.1%
Net underwriting expense ratio (5)	22.8%	21.9%	22.4%
Net dividend ratio (6)	1.4%	1.1%	0.3%
Net combined ratio (7)	84.7%	77.0%	79.8%

	As of December 31,
	2017	2016	2015
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$55,559	$58,936	$69,481
Investments	1,130,314	1,084,474	1,045,152
Amounts recoverable from reinsurers	90,133	83,666	91,077
Premiums receivable, net	174,234	183,005	185,364
Deferred income taxes	19,262	33,811	29,905
Deferred policy acquisition costs	20,251	19,300	20,412
Total assets	1,518,236	1,518,856	1,502,045
Reserves for loss and loss adjustment expenses	771,845	742,776	718,033
Unearned premiums	157,270	162,028	167,983
Insurance-related assessments	28,246	31,742	32,329
Shareholders’ equity	425,423	456,150	453,981

(1)	Includes policy acquisition expenses, and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
(2)

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.  As a result, we have recorded $12.6 million as additional income tax expense related to our net deferred tax assets revalued at the new lower rate of 21% in the fourth quarter of 2017, the period in which the legislation was enacted.

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

Overview of Operating Results

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Gross Premiums Written. Gross premiums written for 2017 were $350.3 million, compared to $373.1 million for 2016, a decrease of 6.1%. The decrease was attributable to a $14.1 million decrease in annual premiums on voluntary policies written during the period, a $7.5 million decrease in premiums resulting from payroll audits and related premium adjustments, a $0.6 million decrease in premiums from mandatory pooling arrangements and a $0.6 million decrease in direct assigned risk premiums.   Related premium adjustments in 2017 include a $1.4 million decrease in “earned but unbilled”, or EBUB, premium.

Net Premiums Written. Net premiums written for 2017 were $341.4 million, compared to $362.7 million for 2016, a decrease of 5.9%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.5% for 2017 compared to 2.7% for 2016.

Net Premiums Earned. Net premiums earned for 2017 were $346.2 million, compared to $368.7 million for 2016, a decrease of 6.1%.  The decrease was attributable to the decrease in net premiums written in the period.

Net Investment Income. Net investment income in 2017 was $29.3 million, an increase of 4.2% from the $28.1 million reported in 2016. The pre-tax investment yield on our investment portfolio was 2.5% per annum for 2017 and 2016. The tax-equivalent yield on our investment portfolio was 2.9% per annum for 2017, compared to 3.2% per annum for 2016. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate as of January 1, 2018.  Average invested assets, including cash and cash equivalents, increased 2.0%, from an average of $1,165.4 million for 2016 to an average of $1,188.7 million for 2017.

Net Realized Gains (Losses) on Investments. Net realized losses on investments in 2017 totaled $0.6 million, compared to losses of $0.5 million in 2016.  In 2017, net realized losses of $1.1 million resulted from the redemption of fixed maturity securities.  These losses were partially offset by realized gains of $0.5 million on the sale of equity and fixed maturity securities classified as available-for-sale. In 2016, net realized losses of $0.9 million resulted from the sale of fixed maturity securities classified as available-for-sale.  These losses were partially offset by realized gains of $0.3 million on the redemption of fixed maturity securities.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $209.3 million for 2017, compared to $199.0 million for 2016, an increase of $10.3 million, or 5.2%. The current accident year losses and LAE incurred were $244.1 million, or 70.5% of net premiums earned, compared to $250.3 million, or 67.9% of net premiums earned for 2016. We recorded favorable prior accident year development of $34.8 million in 2017, compared to $51.3 million in 2016. This is discussed in more detail below in “Prior Year Development.” Our net loss ratio was 60.5% for 2017 and 54.0% for 2016.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2017 were $78.8 million, compared to $80.6 million for 2016, a decrease of $1.8 million, or  2.3%. This decrease was primarily due to a $1.4 million decrease in commission expense and a $1.4 million decrease in premium taxes.  These decreases were partially offset by an increase of $0.7 million in compensation expense and an increase of $0.5 million in insurance related assessments.  Our underwriting expense ratio increased to 22.8% in 2017 from 21.9% in 2016.

Income tax expense. Income tax expense for 2017 was $36.0 million, compared to $35.0 million for 2016. The effective tax rate also increased to 43.8% for 2017, compared to 31.0% for 2016. This increase is due to the impact of tax reform legislation requiring a revaluation of our net deferred tax assets.  Excluding the impact of tax reform, our effective rate for 2018 was 28.8% compared to 31.0% for 2016.  This decrease is due to a higher proportion of tax-exempt investment income to underwriting income relative to 2016.

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

Net Realized Gains (Losses) on Investments. Net realized losses on investments in 2016 totaled $0.5 million, compared to losses of $2.5 million in 2015.  In 2016, net realized losses of $0.9 million resulted from the sale of fixed maturity securities classified as available-for-sale.  These losses were partially offset by realized gains of $0.3 million on the redemption of fixed maturity securities. In 2015, net realized losses of $2.7 million resulted from an other-than-temporary impairment of four fixed maturity securities.  These losses were partially offset by realized gains of $0.2 million on the redemption of fixed maturity securities and other sales of securities.

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

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $34.8 million in calendar year 2017, $51.3 million in calendar year 2016 and $47.8 million in calendar year 2015. The table below sets forth the favorable development for accident years 2012 through 2016 and, collectively, all accident years prior to 2012.

	Favorable/(Unfavorable) Development for Year Ended December 31,
	2017	2016	2015
	(in millions)
2016	$—	$—	$—
2015	10.1	—	—
2014	14.0	19.7	—
2013	5.8	13.2	8.2
2012	1.6	9.1	19.2
Prior to 2012	3.3	9.3	20.4
Total net development	$34.8	$51.3	$47.8

The table below sets forth the number of open claims as of December 31, 2017, 2016 and 2015, and the numbers of claims reported and closed during the years then ended.

	Twelve Months Ended December 31,
	2017	2016	2015
Open claims at beginning of period	5,195	5,300	5,515
Claims reported	5,155	5,338	5,465
Claims closed	(5,368)	(5,443)	(5,680)
Open claims at end of period	4,982	5,195	5,300

At December 31, 2017, our incurred amounts for certain accident years, particularly 2013, 2014 and 2015, developed more favorably than management previously expected. Multiple factors can cause loss development both unfavorable and favorable.  The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement. We believe the favorable loss development in 2013 and 2014 resulted primarily from an intensive claims management focus with the Company actively seeking to settle claims, leading to favorable development.

The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of December 31, 2017, actual results for these accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $186.9 million in 2017, $187.7 million in 2016 and $189.7 million in 2015. We fund claim payments out of cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio increased from $900.8 million at December 31, 2012 to $1.2 billion at December 31, 2017.

As discussed above under “Overview,” we purchase reinsurance to protect us against severe claims and catastrophic events. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2018 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

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

Net cash provided by operating activities was $130.8 million in 2017, as compared to $114.2 million in 2016, and $92.9 million in 2015. Major components of cash provided by operating activities in 2017 were net premiums collected of $349.6 million investment income collected of $44.0 million and a decrease of $27.8 million in amounts held by others.  These increases were offset in-part by claim payments of $188.1 million, $74.0 million of operating expenditures, federal taxes paid of $28.3 million and dividends to policyholders paid of $1.5 million.

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

Net cash used in investing activities was $51.5 million in 2017, as compared to $50.5 million in 2016 and $49.8 million in 2015. In 2017, major components of net cash used in investing activities included investment purchases of $401.8 million and net purchases of furniture, fixtures and equipment of $0.5 million, offset by proceeds from sales and maturities of investment of investments of $350.7 million.

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

Net cash used in financing activities was $82.6 million in 2017, as compared to net cash used in financing activities of $74.3 million in 2016 and net cash used in financing activities of $64.5 million in 2015.  Cash used in financing activities in 2017 included cash used for dividends paid to shareholders of $82.6 million.

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

The Company has a line of credit agreement with Frost Bank for borrowings up to a maximum of $20.0 million. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR and are unsecured.  Under the agreement, the Company pays a fee of 0.25% on the unused portion of the loan in arrears quarterly, for a fee of $50,000 annually.  At December 31, 2017, there were no outstanding borrowings.  Unless renewed, the agreement will expire in December 2019.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of December 31, 2017, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $25.0 million available for future purchases at December 31, 2017 under this program. There were no share repurchases in 2017, 2016 or 2015. The purchases may continue to be effected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including AIIC, SOCI and AIICTX. AMERISAFE’s primary assets are the capital stock of these insurance subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Based upon the prescribed calculation, the insurance subsidiaries could pay to AMERISAFE dividends of up to $65.5 million in 2018 without seeking regulatory approval. See “Business—Regulation—Dividend Limitations” in Item 1 of this report.

In 2017, 2016, 2015, 2014 and 2013, the Company paid regular quarterly cash dividends of $0.20, $0.18, $0.15, $0.12 and $0.08 per share, respectively.  In addition, the Company paid extraordinary cash dividends of $3.50 in 2017, $3.25 in 2016, $3.00 in 2015 and $0.50 and $1.00 per share in 2014.  The Company did not pay any extraordinary cash dividends in 2013.

On February 22, 2018 the Company declared a regular quarterly cash dividend of $0.22 per share payable on March 23, 2018 to shareholders of record as of March 9, 2018.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter.  On an annualized basis, the cash dividend is expected to be $0.88 per share in 2018.

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

Under Nebraska and Texas law, as applicable, each of AIIC, SOCI and AIICTX is required to invest only in securities that are either interest-bearing, interest-accruing or eligible for dividends, and must limit its investment in the securities of any single issuer, other than direct obligations of the United States, to five percent of the insurance company’s assets. As of December 31, 2017, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security.

As of December 31, 2017, our investment portfolio, including cash and cash equivalents, totaled $1.2 billion, an increase of 3.7% from December 31, 2016. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities. As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. The remainder of our fixed maturity securities and all of our equity securities are classified as available-for-sale and reported at fair value.

We follow FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 18 of the financial statements, our securities available-for-sale are classified using Level 1, 2 and 3 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825, Financial Instruments, for any financial assets or financial liabilities in 2016 or 2017.

The composition of our investment portfolio, including cash and cash equivalents, as of December 31, 2017 is shown in the following table.

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$460,428	38.8%	2.8%
Corporate bonds	100,024	8.4%	2.3%
U.S. agency-based mortgage-backed securities	10,260	0.9%	4.4%
U.S. Treasury securities and obligations of U.S. Government agencies	57,657	4.9%	4.3%
Asset-backed securities	1,299	0.1%	3.7%
Total fixed maturity securities—held-to-maturity	629,668	53.1%	2.7%
Fixed maturity securities—available-for-sale:
State and political subdivisions	251,140	21.2%	3.0%
Corporate bonds	130,222	11.0%	2.2%
U.S. agency-based mortgage-backed securities	18,014	1.5%	2.6%
U.S. Treasury securities and obligations of U.S. Government agencies	66,218	5.6%	1.6%
Total fixed maturity securities—available-for-sale	465,594	39.3%	2.6%
Equity securities	9,282	0.8%	2.8%
Short-term investments	25,770	2.1%	1.3%
Cash and cash equivalents	55,559	4.7%	1.0%
Total Investments, including cash and cash equivalents	$1,185,873	100.0%	2.5%

For our securities classified as available-for-sale, the securities are “marked to market” as of the end of each calendar quarter. As of that date, unrealized gains and losses are recorded in Other Comprehensive Income (Loss), except when such securities are deemed to be other-than-temporarily impaired. For our securities classified as held-to-maturity, unrealized gains and losses are not recorded in the financial statements until realized or until a decline in fair value, below amortized cost, is deemed to be other-than-temporary.

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

The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2017:
Fixed maturity securities	$353,650	$(1,492)	$105,016	$(2,597)
Equity securities	—	—	—	—
December 31, 2016:
Fixed maturity securities	$379,702	$(7,396)	$23,517	$(1,576)
Equity securities	—	—	—	—

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

During 2017 and 2016, the Company had no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

The pre-tax investment yield on our investment portfolio was 2.5% per annum during the twelve months ended December 31, 2017 and 2016.

Contractual Obligations and Commitments

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2017, the present value of these annuities was $95.9 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 16 to our consolidated financial statements in Item 8 of this report.

We lease equipment and office space under noncancelable operating leases. Future minimum lease payments at December 31, 2017, were as follows:

Year	Future Minimum Lease Payments
(in thousands)
2018	$135
2019	47
2020	37
2021	37
2022	37
$293

Rental expense was $0.1 million in 2017, and $0.2 million in 2016 and 2015, respectively.

The table below provides information with respect to our contractual obligations as of December 31, 2017.

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Loss and loss adjustment expenses (1)	$771,845	$245,632	$311,169	$89,557	$125,487
Loss-based insurance assessments (2)	15,507	4,935	6,252	1,799	2,521
Capital lease obligations	143	46	97	—	—
Operating lease obligations	293	135	121	37	—
Purchase obligations	1,046	608	438	—	—
Total	$788,834	$251,356	$318,077	$91,393	$128,008

(1)

The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2017 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense process, see “Business—Loss Reserves” in Item 1 of this report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the amounts shown in the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors— Risks Related to Our Business—Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Item 1A of this report for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. As of December 31, 2017, we had fixed maturity securities with a fair value of $1,104.9 million and a carrying value of $1,095.3 million. These securities are all subject to interest rate risk, but because we classify the majority of our fixed maturity securities as held-to-maturity, changes in fair values have a small effect on the carrying value of our portfolio. We manage our exposure to interest rate risk with respect to these securities by investing in a portfolio of securities with moderate effective duration. At December 31, 2017, the effective duration of the total investment portfolio, including cash and short term investments, was 4.0 years. Given the current low interest rate environment, the risk to the portfolio from higher rates exceeds the potential benefit to the portfolio from lower rates. Should we experience a large rise in interest rates, the effect on the carrying value of our portfolio could be substantial.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2017 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.  The change in carrying value is less than the change in fair value due to our held-to-maturity portfolio.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$1,001,410	$(103,493)	$1,048,169	$(47,094)	(11.1)%
100 basis point increase	1,054,137	(50,766)	1,072,337	(22,926)	(5.4)%
No change	1,104,903	—	1,095,262	—	—
100 basis point decrease	1,150,575	45,672	1,115,965	20,703	4.9%
200 basis point decrease	1,195,049	90,146	1,135,754	40,492	9.5%

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and shareholders’ equity. In order to minimize our exposure to equity price risk, we independently monitor the financial condition of our equity securities, and diversify our investments. In addition, we limit the percentage of equity securities held in our investment portfolio to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity. As of December 31, 2017, the equity securities in our investment portfolio had a fair value of $9.3 million, representing less than 2.2% of shareholders’ equity on that date.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of AMERISAFE, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

New Orleans, Louisiana

February 28, 2018

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2017	2016
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $639,309 and $568,931 in 2017 and 2016, respectively)	$629,668	$562,434
Fixed maturity securities—available-for-sale, at fair value (cost $461,236 and $479,871 in 2017 and 2016, respectively)	465,594	479,097
Equity securities—available-for-sale, at fair value (cost $8,503 and $0 in 2017 and 2016, respectively)	9,282	33
Short-term investments	25,770	29,580
Other investments	—	13,330
Total investments	1,130,314	1,084,474
Cash and cash equivalents	55,559	58,936
Amounts recoverable from reinsurers	90,133	83,666
Premiums receivable, net of allowance	174,234	183,005
Deferred income taxes	19,262	33,811
Accrued interest receivable	10,635	11,360
Property and equipment, net	6,128	6,636
Deferred policy acquisition costs	20,251	19,300
Federal income tax recoverable	1,761	—
Other assets	9,959	37,668
Total assets	$1,518,236	$1,518,856
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$771,845	$742,776
Unearned premiums	157,270	162,028
Reinsurance premiums payable	—	28
Amounts held for others	36,908	31,974
Policyholder deposits	48,364	49,130
Insurance-related assessments	28,246	31,742
Federal income tax payable	—	4,017
Accounts payable and other liabilities	37,076	31,510
Payable for investments purchased	13,104	9,501
Total liabilities	1,092,813	1,062,706
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2017 and 2016; 20,504,165 and 20,488,385 shares issued and 19,245,915 and 19,230,135 shares outstanding in 2017 and 2016, respectively	204	204
Additional paid-in capital	210,081	208,390
Treasury stock at cost (1,258,250 shares in 2017 and 2016)	(22,370)	(22,370)
Accumulated earnings	233,896	270,418
Accumulated other comprehensive income (loss), net	3,612	(492)
Total shareholders’ equity	425,423	456,150
Total liabilities and shareholders’ equity	$1,518,236	$1,518,856

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Net premiums earned	$346,156	$368,704	$375,894
Net investment income	29,281	28,106	27,902
Net realized losses on investments	(647)	(494)	(2,494)
Loss on disposal of assets	(2)	(1)	(664)
Fee and other income	420	347	316
Total revenues	375,208	396,662	400,954
Expenses
Loss and loss adjustment expenses incurred	209,324	199,031	214,573
Underwriting and certain other operating costs	28,333	29,470	32,162
Commissions	24,812	26,243	27,509
Salaries and benefits	25,631	24,881	24,442
Policyholder dividends	4,868	4,216	1,301
Total expenses	292,968	283,841	299,987
Income before income taxes	82,240	112,821	100,967
Income tax expense	36,009	34,956	30,505
Net income	46,231	77,865	70,462
Net income available to common shareholders	$46,231	$77,865	$70,462
Earnings per share
Basic	$2.41	$4.08	$3.72
Diluted	$2.40	$4.05	$3.69
Shares used in computing earnings per share
Basic	19,165,489	19,105,806	18,941,077
Diluted	19,245,866	19,203,650	19,119,186
Extraordinary cash dividends declared per common share	$3.50	$3.25	$3.00
Cash dividends declared per common share	$0.80	$0.72	$0.60

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$46,231	$77,865	$70,462
Other comprehensive income:
Unrealized gain (loss) on securities, net of tax	4,104	(3,079)	(223)
Comprehensive income	$50,335	$74,786	$70,239

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amounts	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	20,155,936	$201	$199,138	(1,258,250)	$(22,370)	$267,189	$2,810	446,968
Comprehensive income:
Net income	—	—	—	—	—	70,462	—	70,462
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(223)	(223)
Comprehensive income	—	—	—	—	—	—	—	70,239
Common stock issued upon exercise of options	193,204	2	1,842	—	—	—	—	1,844
Restricted common stock issued	39,256	—	502	—	—	—	—	502
Share-based compensation	—	—	1,003	—	—	—	—	1,003
Tax benefit from share-based payments	—	—	2,203	—	—	—	—	2,203
Dividends to shareholders	—	—	—	—	—	(68,778)	—	(68,778)
Balance at December 31, 2015	20,388,396	$203	$204,688	(1,258,250)	$(22,370)	$268,873	$2,587	$453,981
Comprehensive income:
Net income	—	—	—	—	—	77,865	—	77,865
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(3,079)	(3,079)
Comprehensive income	—	—	—	—	—	—	—	74,786
Common stock issued upon exercise of options	68,879	1	836	—	—	—	—	837
Restricted common stock issued	31,110	—	603	—	—	—	—	603
Share-based compensation	—	—	1,268	—	—	—	—	1,268
Tax benefit from share-based payments	—	—	995	—	—	—	—	995
Dividends to shareholders	—	—	—	—	—	(76,320)	—	(76,320)
Balance at December 31, 2016	20,488,385	$204	$208,390	(1,258,250)	$(22,370)	$270,418	$(492)	$456,150
Comprehensive income:
Net income	—	—	—	—	—	46,231	—	46,231
Other comprehensive income:
Change in unrealized losses, net of tax	—	—	—	—	—	—	4,104	4,104
Comprehensive income	—	—	—	—	—	—	—	50,335
Restricted common stock issued	15,780	—	396	—	—	—	—	396
Share-based compensation	—	—	1,295	—	—	—	—	1,295
Dividends to shareholders	—	—	—	—	—	(82,753)	—	(82,753)
Balance at December 31, 2017	20,504,165	$204	$210,081	(1,258,250)	$(22,370)	$233,896	$3,612	$425,423

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$46,231	$77,865	$70,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	984	1,181	1,348
Net amortization of investments	14,015	16,247	16,424
Deferred income taxes	12,800	(2,249)	1,446
Net realized losses on investments	647	509	2,494
Net realized losses on disposal of assets	2	1	664
Share-based compensation	2,018	1,603	1,223
Changes in operating assets and liabilities:
Premiums receivable, net	8,771	2,359	(6,447)
Accrued interest receivable	725	325	(48)
Deferred policy acquisition costs	(951)	1,112	(763)
Amounts held by others	27,848	1,016	(27,847)
Other assets	(1,882)	1,631	(1,042)
Reserves for loss and loss adjustment expenses	29,069	24,743	30,431
Unearned premiums	(4,758)	(5,955)	(593)
Reinsurance balances	(6,495)	7,285	(5,878)
Amounts held for others and policyholder deposits	4,168	(17,066)	6,621
Accounts payable and other liabilities	(2,382)	3,605	4,364
Net cash provided by operating activities	130,810	114,212	92,859
Investing activities
Purchases of investments held-to-maturity	(222,104)	(102,830)	(178,010)
Purchases of investments available-for-sale	(117,020)	(216,466)	(135,915)
Purchases of short-term investments	(62,687)	(35,295)	(12,246)
Proceeds from maturities of investments held-to-maturity	152,995	177,159	160,834
Proceeds from sales and maturities of investments available-for-sale	112,180	115,552	78,637
Proceeds from sales and maturities of short-term investments	72,400	13,040	37,833
Proceeds from redemptions of other investments	13,172	—	—
Purchases of property and equipment	(478)	(1,638)	(953)
Net cash used in investing activities	(51,542)	(50,478)	(49,820)
Financing activities
Proceeds from stock option exercises	—	837	1,844
Tax benefit from share-based payments	—	995	2,203
Dividends to shareholders	(82,645)	(76,111)	(68,561)
Net cash used in financing activities	(82,645)	(74,279)	(64,514)
Change in cash and cash equivalents	(3,377)	(10,545)	(21,475)
Cash and cash equivalents at beginning of year	58,936	69,481	90,956
Cash and cash equivalents at end of year	$55,559	$58,936	$69,481
Supplemental disclosure of cash flow information
Income taxes paid	$28,255	$31,500	$23,851

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, manufacturing, agriculture, maritime, and oil and gas. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of 2017, 2016 and 2015.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Adopted Accounting Guidance

In May 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-07, Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments in this update change the disclosure requirements for investments in certain entities that calculate net asset value, or NAV, per share. Under current accounting standards entities are permitted to estimate the fair value of certain investments using the investment’s NAV as a practical expedient. The disclosure guidance also permits entities to disclose the investment at NAV in the fair value hierarchy table as either Level 2 or Level 3, based upon certain criteria. The measurement basis utilizing NAV is different than the measurement criteria of all other investments which utilize inputs to calculate fair value. Due to this inconsistency, the FASB issued this ASU which requires entities to remove investments measured at NAV from the fair value hierarchy table. Other than the change in presentation, the adoption of this new guidance in interim periods beginning in 2016 did not have an impact on our consolidated financial statements.

In May 2015, FASB issued Accounting Standards Update, or ASU, 2015-09, Financial Services – Insurance (Topic 944): Disclosures about Short-Duration Contracts.  The guidance requires additional disclosures for short-duration insurance contracts.  New disclosures are to include more information about initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims.  This standard was effective for us beginning with our 2016 annual financial statement.  The guidance requires a change in disclosure only (see Note 9 to our financial statements), and thus has no impact on our financial condition or results of operations.

In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  The new guidance requires that all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to recognizing excess tax benefits in additional paid-in capital.  It also requires the cash flows resulting from share-based payments to be included as an operating activity.  In addition to the changes, the guidance permits reporting entities to elect to estimate forfeitures related to share-based payments or recognize them as they occur.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The threshold to qualify for equity classification has also been revised to permit withholding up to the maximum statutory tax rates in the applicable jurisdictions.  The adoption of this new guidance in the first quarter of 2017 did not have a material impact on our financial condition and results of operations.

Prospective Accounting Guidance

On February 15, 2018 the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220).  This ASU provides new guidance on reclassification from Other Comprehensive Income (OCI) of tax effects related to recently passed tax reform legislation.  The guidance gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income (OCI) deemed to be stranded as a result of tax reform.  The guidance is effective for us in the first quarter of 2018 and will be applied retrospectively.  The Company’s policy for releasing income tax effects from accumulated OCI will be the individual securities approach for available-for-sale securities.  Based on our understanding of the guidance available as of the filing date, we do not expect the adoption of this guidance to have a material impact on our financial condition and results of operations.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (SAB) 118 which provides guidance on accounting for tax effects of the Tax Act.  The Tax Act required Property and Casualty taxpayers to discount loss reserves based solely on IRS factors and no longer by reference to historical payment patterns.  As the IRS has yet to release the 2018 discount factors, we have been unable to reasonably estimate the impact of the change in loss reserve discounting factors and therefore have not adjusted our deferred tax balances at December 31, 2017 for the impact of these changes.  As prescribed by SAB 118, we continue to utilize the discount factors based on existing accounting guidance and the provisions of the tax laws that were in effect immediately prior to enactment of the Tax Act.  Once the IRS has released the 2018 loss reserve discount factors, we will complete our analysis and include the effect of the difference in the reserve discount factors in the period the analysis is complete or the impact is reasonably estimable.

In May 2014, the FASB issued ASU 2014-09 (Topic 606): Revenue from Contracts with Customers.  The guidance revises the criteria for revenue recognition and requires that the revenue recognized reflect the transfer of promised goods or services to customers in an amount that represents the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard is effective for us in the first quarter of 2018.  The Company has completed its review of revenue under this new guidance and concluded that the adoption of the new guidance will have no impact on the Company's reporting and disclosure of net premiums earned, net investment income or net realized gains and losses, as these items are not within the scope of this new guidance. The remaining revenue sources are immaterial and not impacted by the new standard.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This guidance requires fair value measurement for equity investments (not including those that result in consolidation of the investee or use the equity method of accounting) and the recognition of changes in fair value to be presented as a component of net income.  The guidance also revises the disclosure requirements related to fair value changes of liabilities presented in comprehensive income, eliminates disclosure related to the methods and assumptions underlying fair value for financial instruments measured at amortized cost, and simplifies impairment assessments for equity investments without readily determinable fair values.  This standard is effective for us in the first quarter of 2018.  Based on the equity investments currently held by the Company, there would not be a material impact on the Company's financial condition and results of operations if the new guidance were to be adopted in the current accounting period. The impact on the Company's results of operations and financial position at the date of adoption will be determined by the equity investments held by the Company and the economic conditions at that time.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses.  The new guidance replaces the methodology of credit loss impairment, which currently, delays the recognition of credit losses until a probable loss has been incurred.  The new guidance requires credit losses for securities measured at amortized cost, to be determined using current expected credit losses estimates.  These estimates are to be derived from historical, current and reasonable supporting forecasts, including prepayments and estimates, and will be recorded through a valuation allowance account that will run

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

through the income statement.  The same method will be used for available-for-sale securities, but the valuation allowance will be limited to the amount by which the fair value is below amortized cost.  The standard is effective for us in the first quarter of 2020.  The Company will continue to monitor and evaluate the impact as the implementation date approaches.

All other issued but not yet effective accounting and reporting standards as of December 31, 2017 are either not applicable to the Company or are not expected to have a material impact on the Company.

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

Other Investments

Other investments consisted of a limited partnership interest that was accounted for under the equity method, valued using the net asset value provided by the general partner of the limited partnership, which approximates the fair value of the interest.  The limited partnership’s objective was to generate absolute returns by investing long and short in publicly-traded global securities.  The investment in the limited partnership was fully redeemed during 2017.  The Company has no unfunded commitments to the limited partnership.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Deferred Policy Acquisition Costs

The direct costs of successfully acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2017, 2016 or 2015.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Experience-rated commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. These commission revenues on reinsurance contracts are recognized during the related reinsurance treaty period and are based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and certain other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations. Experience-rated commissions increased underwriting and certain other operating costs by $0.2 million in 2017 compared to no impact in 2016 and an increase of $0.3 million in 2015.

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

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and certain other operating costs in the consolidated statements of income. Total advertising expenses incurred were $0.5 million in 2017 and $0.7 million in 2016 and 2015.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Earnings Per Share

The Company computes earnings per share (EPS) in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260, Earnings Per Share. The Company applies the treasury stock method in computing basic and diluted earnings per share.

Basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. The diluted EPS calculation includes potential common shares assumed issued under the treasury stock method, which reflects the potential dilution that would occur if any outstanding options or warrants were exercised or restricted stock becomes vested.

Share-Based Compensation

The Company recognizes the impact of its share-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. All share-based grants are recognized as compensation expense over the vesting period.  The target value of long-term incentive awards are recognized as compensation over the performance period.

2.	Investments

Short-term investments held at December 31, 2017 include $ 25.8 million of U.S. Treasury securities and obligation of U.S. government agencies.  Short-term investments held at December 31, 2016 include $21.9 million of U.S. Treasury securities and obligations of U.S. government agencies, $4.9 million of states and political subdivisions and $2.8 million of corporate bonds..

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

AMERISAFE redeemed an investment in a limited partnership hedge fund accounted for under the equity method in 2017.

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at December 31, 2017 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$460,428	$9,628	$(955)	$469,101
Corporate bonds	100,024	190	(167)	100,047
Commercial mortgage-backed securities	—	—	—	—
U.S. agency-based mortgage-backed securities	10,260	625	(40)	10,845
U.S. Treasury securities and obligations of U.S. government agencies	57,657	548	(198)	58,007
Asset-backed securities	1,299	25	(15)	1,309
Totals	$629,668	$11,016	$(1,375)	$639,309

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at December 31, 2017 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$244,898	$6,819	$(577)	$251,140
Corporate bonds	130,210	224	(212)	130,222
U.S. agency-based mortgage-backed securities	18,813	—	(799)	18,014
U.S. Treasury securities and obligations of U.S. government agencies	67,315	29	(1,126)	66,218
Total fixed maturity	461,236	7,072	(2,714)	465,594
Equity securities	8,503	779	—	9,282
Other investments	—	—	—	—
Totals	$469,739	$7,851	$(2,714)	$474,876

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at December 31, 2017, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$88,215	$88,556
After one year through five years	271,580	273,810
After five years through ten years	98,748	100,745
After ten years	159,566	164,044
U.S. agency-based mortgage-backed securities	10,260	10,845
Asset-backed securities	1,299	1,309
Totals	$629,668	$639,309

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at December 31, 2017, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$76,194	$76,211
After one year through five years	153,483	153,092
After five years through ten years	43,442	43,606
After ten years	169,304	174,671
U.S. agency-based mortgage-backed securities	18,813	18,014
Totals	$461,236	$465,594

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

At December 31, 2017, there were $18.7 million of held-to-maturity investments and $2.4 million of available-for-sale investments on deposit with regulatory agencies of states in which the Company does business.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2017, 2016 and 2015 is as follows:

	Fixed Maturity Securities Available for Sale	Equity Securities	Other	Total
	(in thousands)
Year ended December 31, 2017
Proceeds from sales	$14,591	$1	$13,172	$27,764
Gross realized investment gains	$485	$1	$—	$486
Gross realized investment (losses)	(5)	—	—	(5)
Net realized investment gains	480	1	—	481
Other, including losses on calls and redemptions	(520)	—	(608)	(1,128)
Net realized gains (losses) on investments	$(40)	$1	$(608)	$(647)
Year ended December 31, 2016
Proceeds from sales	$54,730	$—	$4,609	$59,339
Gross realized investment gains	$823	$—	$68	$891
Gross realized investment (losses)	(1,728)	—	—	(1,728)
Net realized investment gains (losses)	(905)	—	68	(837)
Other, including gains on calls and redemptions	274	—	69	343
Net realized gains (losses) on investments	$(631)	$—	$137	$(494)
Year ended December 31, 2015
Proceeds from sales	$4,432	$—	$—	$4,432
Gross realized investment gains	$177	$—	$—	$177
Gross realized investment (losses)	(162)	—	—	(162)
Net realized investment gains	15	—	—	15
Impairments	(2,653)	—	—	(2,653)
Other, including gains on calls and redemptions	102	—	42	144
Net realized gains (losses) on investments	$(2,536)	$—	$42	$(2,494)

In 2016, the Company sold $3.0 million in bonds that were classified as held-to-maturity.  In February, Moody’s downgraded the bonds to B2 from B1 citing increasing liquidity concerns and also placed the bonds on negative outlook indicating the rating could be downgraded further.  Given the evidence of significant credit deterioration, the Company elected to sell the bonds for $3.0 million, recognizing a $0.1 million realized gain.

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Gross investment income:
Fixed maturity securities	$28,961	$27,837	$28,498
Equity securities	201	—	—
Short-term investments and cash and cash equivalents	1,117	348	149
Other investments	104	1,568	763
Total gross investment income	30,383	29,753	29,410
Investment expenses	(1,102)	(1,647)	(1,508)
Net investment income	$29,281	$28,106	$27,902

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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
	(in thousands)
December 31, 2017
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$110,698	$654	$19,895	$301	$130,593	$955
Corporate bonds	56,425	156	4,121	11	60,546	167
U.S. agency-based mortgage-backed securities	2,798	40	—	—	2,798	40
U.S. Treasury securities and obligations of U.S. government agencies	48,153	122	3,948	76	52,101	198
Asset-backed securities	—	—	967	15	967	15
Total held-to-maturity securities	218,074	972	28,931	403	247,005	1,375
Available-for Sale
Fixed maturity securities:
States and political subdivisions	$23,365	$86	$19,153	$491	$42,518	$577
Corporate bonds	82,795	171	5,888	41	88,683	212
U.S. agency-based mortgage-backed securities	14,686	59	3,328	740	18,014	799
U.S. Treasury securities and obligations of U.S. government agencies	14,730	204	47,716	922	62,446	1,126
Total available-for-sale securities	135,576	520	76,085	2,194	211,661	2,714
Total	$353,650	$1,492	$105,016	$2,597	$458,666	$4,089
December 31, 2016
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$157,507	$3,014	$—	$—	$157,507	$3,014
Corporate bonds	44,654	202	6,292	63	50,946	265
U.S. Treasury securities and obligations of U.S. government agencies	3,968	67	—	—	3,968	67
Asset-backed securities	—	—	1,173	59	1,173	59
Total held-to-maturity securities	206,129	3,283	7,465	122	213,594	3,405
Available-for Sale
Fixed maturity securities:
States and political subdivisions	$73,505	$2,976	$4,523	$239	$78,028	$3,215
Corporate bonds	41,419	111	7,922	160	49,341	271
U.S. agency-based mortgage-backed securities	3,702	48	3,607	1,055	7,309	1,103
U.S. Treasury securities and obligations of U.S. government agencies	54,947	978	—	—	54,947	978
Total available-for-sale securities	173,573	4,113	16,052	1,454	189,625	5,567
Total	$379,702	$7,396	$23,517	$1,576	$403,219	$8,972

At December 31, 2017, the Company held 299 individual fixed maturity securities that were in an unrealized loss position, of which 61 were in a continuous unrealized loss position for longer than 12 months.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

In 2017, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

3.	Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for doubtful accounts. The components of premiums receivable are shown below:

	December 31,
	2017	2016
	(in thousands)
Premiums receivable	$179,460	$188,217
Allowance for doubtful accounts	(5,226)	(5,212)
Premiums receivable, net	$174,234	$183,005

The following summarizes the activity in the allowance for doubtful accounts:

	December 31,
	2017	2016	2015
	(in thousands)
Balance, beginning of year	$5,212	$4,852	$5,211
Provision for bad debts	1,394	1,646	806
Write-offs	(1,380)	(1,286)	(1,165)
Balance, end of year	$5,226	$5,212	$4,852

Included in premiums receivable at December 31, 2017, 2016 and 2015 is the Company’s estimate for EBUB premium of $6.3 million, $7.7 million and $7.6 million, respectively.

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

December 31, 2017

We also defer a portion of employee total compensation costs directly related to time spent performing specific acquisition or renewal activities.

These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2017	2016
	(in thousands)
Agents’ commissions	$15,238	$15,286
Premium taxes	3,395	2,578
Deferred underwriting expenses	1,618	1,436
Total deferred policy acquisition costs	$20,251	$19,300

The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Balance, beginning of year	$19,300	$20,412	$19,649
Policy acquisition costs deferred	43,960	43,209	45,604
Amortization expense during the year	(43,009)	(44,321)	(44,841)
Balance, end of year	$20,251	$19,300	$20,412

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2017	2016
	(in thousands)
Land and office building	$7,713	$7,515
Furniture and equipment	6,578	6,509
Software	6,856	6,739
Automobiles	74	74
	21,221	20,837
Accumulated depreciation	(15,093)	(14,201)
Property and equipment, net	$6,128	$6,636

Furniture and equipment included property held under capital leases of $0.2 million at December 31, 2017.  Accumulated depreciation includes $58,000 that is related to these properties at December 31, 2017.  Furniture and equipment included property held under capital leases of $0.2 million at December 31, 2016.  Accumulated depreciation includes $80,000 that is related to these properties at December 31, 2016.  Furniture and equipment included property held under capital leases of $0.1 million at December 31, 2015.  Accumulated depreciation includes $97,000 that is related to these properties at December 31, 2015.  The capital lease obligations related to these properties are included in accounts payable and other liabilities.

Future minimum lease payments related to the capital lease obligations are detailed below (in thousands):

2018	$47
2019	47
2020	48
2021	4
Present value of net minimum lease payments	$146

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The Company made a partial disposition election under tax regulations to write-off capitalized amounts for book and tax purposes of certain fixed assets and deductible repairs in the amount of $0.6 million in 2015.  This amount is included in “Loss on disposal of assets.”

6.	Reinsurance

The Company cedes certain premiums and losses to various reinsurers under quota share and excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2017, 2016 and 2015 was as follows:

	2017 Premiums		2016 Premiums		2015 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Gross	$350,267	$355,025	$373,055	$379,011	$386,529	$387,122
Ceded	(8,869)	(8,869)	(10,307)	(10,307)	(11,228)	(11,228)
Net premiums	$341,398	$346,156	$362,748	$368,704	$375,301	$375,894

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2017	2016
	(in thousands)
Unpaid losses recoverable:
Case basis	$66,061	$49,361
Incurred but not reported	18,828	28,895
Paid losses recoverable	554	485
Experience-rated commissions recoverable	4,690	4,925
Total	$90,133	$83,666

Amounts recoverable from reinsurers consists of ceded case reserves, ceded incurred but not reported (“IBNR”) reserves, paid losses recoverable and experience-rated commissions recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2017, there were no paid losses recoverable past due. Experience-rated commissions recoverable represents earned commission from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers, and these amounts declined during 2016 as a result of the December 2016 commutation of the 2011 through 2013 reinsurance agreements with Hannover and Tokio.

The Company received reinsurance recoveries of $1.6 million in 2017, $0.5 million in 2016 and $ 1.0 million in 2015.

The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts.  At December 31, 2017, reinsurance recoverables from reinsurers that exceeded 1.5% of statutory surplus of the Company’s insurance subsidiaries are shown below (in thousands).

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2017
		(in thousands)
Hannover Reinsurance Limited (Ireland) (1)	A+	$36,905
Odyssey America Reinsurance Corporation	A	12,464
Minnesota Workers’ Compensation Reinsurance Association (1)	NR	7,761
Allianz Risk Transfer AG (Bermuda) (1)	A+	7,551
Clearwater Insurance (2)	NR	5,755
Other reinsurers		19,697
Total amounts recoverable from reinsurers		90,133
Funds withheld and letters of credit related to the above recoverables		(47,719)
Total unsecured amounts recoverable from reinsurers		$42,414

(1)	Current participant in our 2018 reinsurance program.
(2)	Subsidiary of Fairfax Financial is no longer rated by A.M. Best.

7.	Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$8,830	$16,035
Unearned premiums	8,466	14,483
Accrued expenses and other	2,359	3,640
State income tax	782	617
Accrued policyholder dividends	1,918	2,024
Impaired securities	42	70
Capital loss carryforward	190	15
Accrued insurance-related assessments	3,256	5,323
Net unrealized loss on securities	—	265
Total deferred tax assets	25,843	42,472
Deferred income tax liabilities:
Deferred policy acquisition costs	(5,317)	(8,492)
Callable bond amortization	(8)	(10)
Unrealized gain on securities available-for-sale	(1,070)	—
Property and equipment and other	(3)	204
Salvage and subrogation	(183)	(363)
Total deferred income tax liabilities	(6,581)	(8,661)
Net deferred income taxes	$19,262	$33,811

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$22,477	$35,602	$28,047
State	732	1,603	1,012
	23,209	37,205	29,059
Deferred:
Federal	12,965	(2,120)	1,343
State	(165)	(129)	103
	12,800	(2,249)	1,446
Total	$36,009	$34,956	$30,505

During 2017, 2016 and 2015, there was no valuation allowance on the Company’s deferred income tax assets and liabilities.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Income tax computed at federal statutory tax rate	$28,784	$39,487	$35,338
Tax-exempt interest, net	(5,707)	(5,370)	(5,630)
State income tax	311	913	762
Dividends received deduction	(48)	(125)	(19)
Revaluation of net deferred income tax assets	12,620	—	—
Other	49	51	54
	$36,009	$34,956	$30,505

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.  As a result, we have recorded $12.6 million as additional income tax expense related to our net deferred tax assets revalued at the new lower rate of 21% in the fourth quarter of 2017, the period in which the legislation was enacted.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2017, 2016 and 2015.

Tax years 2014 through 2017 are subject to examination by the federal and state taxing authorities.

8.	Line of Credit

The Company has an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank.  The agreement expires in December 2019.  Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR.  Under the agreement, the Company pays a fee of 0.25% on the unused portion of the loan in arrears quarterly, or a fee of $50,000 annually, assuming the line of credit is not used during the calendar year.  The line of credit is unsecured. No borrowings or letters of credit were outstanding under the line of credit arrangement at December 31, 2017 or 2016.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

9.	Loss and Loss Adjustment Expenses

The following development tables provide the incurred and paid claims and allocated claim adjustment expenses, net of reinsurance, for workers’ compensation and general liability for accident years 2008 through 2017.  The incurred but not reported (“IBNR”) claims and claims frequency is included for each accident year presented.

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of
	For the Years Ended December 31,										December 31, 2017
	(Dollars in thousands)										Total IBNR
											Plus
											Expected	Cumulative
											Development	Number of
Accident	Unaudited (1)										on Reported	Claims
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Claims	Reported
2008	$196,923	$200,371	$195,619	$190,905	$187,695	$184,547	$182,846	$183,608	$182,901	$182,646	$2,649	6,487
2009	-	185,359	188,746	188,462	187,943	184,006	182,274	177,795	176,586	177,015	3,345	5,371
2010	-	-	179,156	202,479	208,035	205,769	198,861	193,029	191,000	189,403	5,805	5,971
2011	-	-	-	196,384	199,522	199,163	198,213	195,262	192,988	191,126	6,968	6,041
2012	-	-	-	-	222,549	222,075	212,738	193,515	184,460	182,859	7,840	5,746
2013	-	-	-	-	-	241,810	241,811	233,656	220,457	214,701	10,501	5,762
2014	-	-	-	-	-	-	268,846	268,846	249,097	235,058	13,503	5,827
2015	-	-	-	-	-	-	-	262,573	262,573	252,514	22,863	5,506
2016	-	-	-	-	-	-	-	-	250,491	250,491	17,066	5,346
2017	-	-	-	-	-	-	-	-	-	244,094	7,964	4,919
									Total	$2,119,907	$98,504

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Dollars in thousands)

Accident	Unaudited (1)										Claim
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Frequency (2)
2008	$47,685	$103,057	$132,515	$147,377	$157,388	$163,933	$166,814	$170,347	$171,496	$173,138	20.98
2009	-	42,332	96,173	123,946	142,667	150,925	155,365	158,214	159,345	160,580	19.82
2010	-	-	47,520	108,714	141,029	156,974	165,834	169,565	172,426	175,019	24.94
2011	-	-	-	53,329	111,029	140,831	153,968	161,639	165,967	167,757	22.81
2012	-	-	-	-	50,579	107,467	133,658	149,161	154,553	157,206	18.72
2013	-	-	-	-	-	51,396	119,507	150,304	165,994	172,479	16.54
2014	-	-	-	-	-	-	53,060	119,820	153,320	169,736	14.96
2015	-	-	-	-	-	-	-	54,141	121,599	151,818	14.22
2016	-	-	-	-	-	-	-	-	52,238	115,713	14.11
2017	-	-	-	-	-	-	-	-	-	56,951	13.86
									Total	1,500,397
All outstanding claim liabilities before 2008, net of reinsurance										67,446
Liabilities for claims and claim adjustment expenses, net of reinsurance										686,956

(1) Data presented for these calendar years is required supplementary information, which is unaudited.
(2) Frequency, as calculated above, refers to reported claims divided by gross premium earned.

The average annual percentage payout of incurred claims by age, net of reinsurance, for workers’ compensation and general liability as of December 31, 2017 is summarized below. Since workers’ compensation has long payout periods, the table below shows less than 100% in the years disclosed.  This is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
24.3%	29.6%	14.9%	8.1%	4.1%	2.4%	1.4%	1.3%	0.7%	0.9%

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Balance, beginning of period	$742,776	$718,033	$687,602
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	78,256	64,858	59,334
Net balance, beginning of period	664,520	653,175	628,268
Add incurred related to:
Current accident year	244,094	250,337	262,387
Prior accident years	(34,770)	(51,306)	(47,814)
Total incurred	209,324	199,031	214,573
Less paid related to:
Current accident year	56,951	52,085	53,955
Prior accident years	129,937	135,601	135,711
Total paid	186,888	187,686	189,666
Net balance, end of period	686,956	664,520	653,175
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	84,889	78,256	64,858
Balance, end of period	$771,845	$742,776	$718,033

The foregoing reconciliation reflects favorable development of the net reserves at December 31, 2017, 2016 and 2015. The favorable development reduced loss and loss adjustment expenses incurred by $34.8 million in 2017, driven primarily by accident years 2013, 2014 and 2015 of $5.8 million, $14.0 million and $10.1 million, respectively. In 2016 and 2015, the Company recorded favorable development of $51.3 million and $47.8 million, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

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

The following table details our exposures to various asbestos related claims:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Reserves for loss and LAE at beginning of year	$1,487	$958	$819
Incurred losses and LAE during the current year	556	816	444
Loss and LAE payments	(295)	(287)	(305)
Reserves for loss and LAE at end of year	$1,748	$1,487	$958

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

10.	Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholders’ capital and surplus at December 31, 2017, 2016 and 2015 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2017, were as follows (in thousands):

	2017	2016	2015
Capital and surplus	$382,062	$394,016	$371,365
Net income	61,628	79,858	71,937
Net realized losses on investments	(647)	(504)	(3,131)

Property and casualty insurance companies are subject to certain risk-based capital requirements, or RBC requirements, specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2017, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirement.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the greater of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Nebraska Director of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. AIIC paid $78.9 million in dividends to the Company in 2017, $67.0 million in 2016 and $50.0 million in 2015. Based upon the dividend limitation described above, AIIC could pay to the Company dividends of up to $65.5 million in 2018 without seeking regulatory approval.

11.	Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. At December 31, 2017, there were 20,504,165 shares of common stock issued and 19,245,915 shares outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 2017, there were no shares of preferred stock outstanding.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

The following table summarizes information about the stock options outstanding under the 2005 Incentive Plan at December 31, 2015, 2016 and 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2015	282,083	11.30	3.6
Granted	—	—	—
Exercised	(193,204)	9.55	—
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2015	88,879	12.10	4.3
Exercisable at December 31, 2015	88,879	12.10	4.3
Outstanding at January 1, 2016	88,879	12.10	4.3
Granted	—	—	—
Exercised	(68,879)	12.14	3.3
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2016	20,000	8.71	3.1
Exercisable at December 31, 2016	20,000	8.71	3.1
Outstanding at January 1, 2017	20,000	8.71	3.1
Granted	—	—	—
Exercised	—	—	—
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2017	20,000	5.21	2.1
Exercisable at December 31, 2017	20,000	5.21	2.1

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

	2017	2016	2015
	(in thousands)
Cash received from option exercises	$—	$837	$1,844
Total tax benefits realized for tax deductions from options exercised	—	833	2,109
Total intrinsic value of options exercised	—	2,967	6,969
Grant date fair value of options vested	—	—	—
Aggregate intrinsic value of vested options outstanding	1,128	1,073	3,448

The following table summarizes information about the restricted stock outstanding under the 2005 Incentive Plan at December 31, 2017:

	Shares	Weighted- Average Grant- Date Fair Value per Share
Nonvested balance at January 1, 2015	2,400	27.35
Granted	—	—
Vested	(800)	27.35
Forfeited	—	—
Nonvested balance at December 31, 2015	1,600	27.35
Granted	—	—
Vested	(800)	27.35
Forfeited	—	—
Nonvested balance at December 31, 2016	800	27.35
Granted	—	—
Vested	(800)	27.35
Forfeited	—	—
Nonvested balance at December 31, 2017	—	—

The Company recognized compensation expense of $56,000 in 2017 and $58,000 in 2016 and $138,000 in 2015, related to awards made under the 2005 Incentive Plan. There were no tax benefits realized for tax deductions from vesting of restricted stock in 2017.  Tax benefits realized for tax deductions from vesting of restricted stock in  2016 and 2015 were $110,000 and $81,000, respectively.

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

In 2017, 9,326 shares of restricted stock were granted under the 2012 Incentive Plan, which will vest through 2022.  In 2016, 27,077 shares of restricted stock were granted under the 2012 Incentive Plan, which will vest through 2021.  At December 31, 2017, there were 346,451 shares of common stock available for future awards under the 2012 Incentive Plan.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The following table summarizes information about the restricted stock outstanding under the 2012 Incentive Plan at December 31, 2017:

	Shares	Weighted- AverageGrant- Date Fair Value per Share
Nonvested balance at January 1, 2015	72,921	34.59
Granted	50,461	45.80
Vested	(27,537)	37.27
Forfeited	(18,317)	35.48
Nonvested balance at December 31, 2015	77,528	40.57
Granted	27,077	54.44
Vested	(26,294)	45.18
Forfeited	(1,919)	—
Nonvested balance at December 31, 2016	76,392	43.91
Granted	9,326	55.58
Vested	(24,839)	43.89
Forfeited	—	—
Nonvested balance at December 31, 2017	60,879	45.71

The Company recognized compensation expense of $884,000, $849,000 and $599,000 in 2017, 2016 and 2015, respectively, related to share-based grants.  The Company recognized compensation expense of $724,000, $334,000 and $220,000 in 2017 2016 and 2015, respectively, related to long-term incentive awards under the 2012 Incentive Plan.   The long-term incentive award is a liability award.

Non-Employee Director Restricted Stock Plan

The AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the Restricted Stock Plan is 100,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2017, there were 13,668 shares of common stock available for future awards under the Restricted Stock Plan.

Under the Restricted Stock Plan, each non-employee director is automatically granted a restricted stock award for a number of shares equal to $50,000 divided by the closing price of the Company’s common stock on the date of the annual meeting of shareholders at which the non-employee director is elected or is continuing as a member of the Board. Each restricted stock award vests on the date of the next annual meeting of shareholders following the date of grant, subject to the continued service of the non-employee director.  Under the terms of the Restricted Stock Plan, the Company’s Board of Directors may increase the dollar amount of the annual award to an amount up to $75,000 without shareholder approval.

As of December 31, 2017, there were 6,454 shares of restricted stock outstanding under the Non-Employee Director Restricted Stock Plan, all of which will vest on the date of the annual meeting of shareholders in 2018.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The following table summarizes information about the restricted stock outstanding under the Non-Employee Director Restricted Stock Plan at December 31, 2017:

	Shares	Weighted- Average Grant- Date Fair Value per Share
Nonvested balance at January 1, 2015	5,229	37.27
Granted	7,112	44.26
Vested	(5,229)	37.27
Forfeited	—	—
Nonvested balance at December 31, 2015	7,112	44.26
Granted	5,952	63.57
Vested	(7,488)	44.54
Forfeited	—	—
Nonvested balance at December 31, 2016	5,576	64.50
Granted	6,454	54.20
Vested	(5,576)	64.50
Forfeited	—	—
Nonvested balance at December 31, 2017	6,454	54.20

The Company recognized compensation expense of $355,000 in 2017, $361,000 in 2016 and $266,000  in 2015 related to the Non-Employee Director Restricted Stock Plan. There were no tax benefits realized for tax deductions from vesting of restricted stock in 2017.  Total tax benefits realized for tax deductions from vesting of restricted stock in 2016 and 2015 were $52,000 and $13,000, respectively.

13.	Earnings Per Share

Diluted earnings per share includes common shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if any outstanding options are exercised. Diluted earnings per share also includes the “if converted” method for participating securities if the result is dilutive.

The calculation of basic and diluted EPS for the years ended December 31, 2017, 2016 and 2015 are presented below.

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands, except earnings per share amounts)
Basic EPS:
Net income available to common shareholders – basic	$46,231	$77,865	$70,462
Basic weighted-average common shares	19,165	19,106	18,941
Basic earnings per share	$2.41	$4.08	$3.72
Diluted EPS:
Net income available to common shareholders - diluted	$46,231	$77,865	$70,462
Diluted weighted average common shares:
Weighted average common shares	19,165	19,106	18,941
Stock options and restricted stock	81	98	178
Diluted weighted average common shares	19,246	19,204	19,119
Diluted earnings per common share	$2.40	$4.05	$3.69

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The table below sets forth the reconciliation of the weighted average shares used for the basic and diluted EPS calculation.

	Years Ended
	2017	2016	2015
Basic weighted average common shares	19,165,489	19,105,806	18,941,077
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	80,377	97,844	178,109
Diluted weighted average common shares	19,245,866	19,203,650	19,119,186

14.	Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income includes net income plus unrealized gains/losses on our available-for-sale investment securities, net of tax.  The following table illustrates the changes in the balance of each component of accumulated other comprehensive income (loss) for each period presented in the financial statements.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$(492)	$2,587	$2,810
Other comprehensive income (loss) before reclassification	4,823	(3,231)	(1,584)
Amounts reclassified from accumulated other comprehensive income (loss)	(719)	152	1,361
Net current period other comprehensive income (loss)	4,104	(3,079)	(223)
Ending balance	$3,612	$(492)	$2,587

The sale or other-than-temporary impairment (OTTI) of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income.  The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income (Loss)	Year Ended December 31,			Affected line item in the statement of income
	2017	2016	2015
	(in thousands)
Unrealized gains (losses) on available-for- sale securities	$1,106	$(234)	$(494)	Net realized losses on investments
Other-than-temporary impairment	—	—	(1,600)	Net realized losses on investments
	1,106	(234)	(2,094)	Income before income taxes
	(387)	82	733	Income tax expense
	$719	$(152)	$(1,361)	Net income

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

	Pre-Tax Amount	Tax Expense	Net-of-Tax Amount
	(in thousands)
December 31, 2017
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$6,960	$2,137	$4,823
Reclassification adjustment for losses realized in net income	(1,106)	(387)	(719)
Net unrealized gain	5,854	1,750	4,104
Other comprehensive income	$5,854	$1,750	$4,104
December 31, 2016
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(4,908)	$(1,718)	$(3,190)
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(63)	(22)	(41)
Reclassification adjustment for gains realized in net income	234	82	152
Net unrealized loss	(4,737)	(1,658)	(3,079)
Other comprehensive loss	$(4,737)	$(1,658)	$(3,079)
December 31, 2015
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(2,572)	$(900)	$(1,672)
Change in unrealized losses on available-for-sale securities with OTTI	176	62	114
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(40)	(14)	(26)
Reclassification adjustment for gains realized in net income	2,093	732	1,361
Net unrealized loss	(343)	(120)	(223)
Other comprehensive loss	$(343)	$(120)	$(223)

15.	Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches up to 3% of employee compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Company contributions to this plan were $0.6 million in 2017 and $0.4 million in 2016 and 2015.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes (in thousands) the fair value of the annuities at December 31, 2017, that the Company has purchased to satisfy its obligations.

Life Insurance Company	A.M. Best Rating	Statement Value of Annuities Exceeding 1% of Statutory Surplus
Pacific Life and Annuity Company	A+	$17,068
American General Life Insurance Company	A	14,952
New York Life Insurance Company	A++	11,312
Travelers Life and Annuity	A	10,471
Metropolitan Life Insurance Company	A+	6,993
John Hancock Life Insurance Company	A+	6,284
Athene Annuity and Life Company	A	4,760
United of Omaha	A+	4,375
Other		19,721
		$95,936

Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best Company rating of “A” (Excellent) or better.

The Company leases equipment and office space under noncancelable operating leases. At December 31, 2017, future minimum lease payments are as follows (in thousands):

2018	$135
2019	47
2020	37
2021	37
2022	37
$293

Rental expense was $0.1 million in 2017 and $0.2 million in 2016 and 2015.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

17.	Concentration of Operations

The Company derives its premium revenues from its operations in the workers’ compensation insurance line of business.

Net premiums earned during 2017, 2016 and 2015 for the top ten states in 2017 and all others are shown below:

	2017		2016		2015
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Georgia	$40,801	11.8%	$38,168	10.4%	$40,497	10.8%
Florida	34,615	10.0%	29,051	7.9%	24,792	6.6%
Pennsylvania	32,931	9.5%	39,460	10.7%	36,294	9.7%
Louisiana	25,422	7.3%	30,426	8.3%	38,874	10.3%
Illinois	22,169	6.4%	25,796	7.0%	23,285	6.2%
North Carolina	18,388	5.3%	20,784	5.6%	20,062	5.3%
Virginia	16,298	4.7%	16,599	4.5%	15,656	4.2%
Minnesota	13,968	4.0%	15,130	4.1%	14,618	3.9%
Wisconsin	13,790	4.0%	13,544	3.7%	11,203	3.0%
South Carolina	13,327	3.9%	13,897	3.8%	12,955	3.4%
All others	114,447	33.1%	125,849	34.0%	137,658	36.6%
Total net premiums earned	$346,156	100.0%	$368,704	100.0%	$375,894	100.0%

18.	Fair Values of Financial Instruments

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

Other Investments— Other investments consisted of a limited partnership interest that was accounted for under the equity method valued using the net asset value provided by the general partner of the limited partnership, which approximates the fair value of the interest. The limited partnership’s objective was to generate absolute returns by investing long and short in publicly-traded global securities. The investment in the limited partnership was fully redeemed during 2017. The Company has no unfunded commitments to the limited partnership.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held to maturity	$629,668	$639,309	$562,434	$568,931
Fixed maturity securities—available for sale	465,594	465,594	479,097	479,097
Equity securities	9,282	9,282	33	33
Short-term investments	25,770	25,770	29,580	29,580
Other investments	—	—	13,330	13,330
Cash and cash equivalents	55,559	55,559	58,936	58,936

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics.  There were no transfers between Level 1 and Level 2 during the year ended December 31, 2017.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 are as follows:

	December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available for sale—fixed maturity:
States and political subdivisions	$—	$251,140	$—	$251,140
Corporate bonds	—	130,222	—	130,222
U.S. agency-based mortgage-backed securities	—	18,014	—	18,014
U.S. Treasury securities and obligations of U.S. government agencies	66,218	—	—	66,218
Total available for sale—fixed maturity	66,218	399,376	—	465,594
Securities available for sale—equity:
Domestic common stock	9,248	—	34	9,282
Total available for sale	$75,466	$399,376	$34	$474,876

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

	December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available for sale—fixed maturity:
States and political subdivisions	$—	$232,293	$—	$232,293
Corporate bonds	—	182,515	—	182,515
U.S. agency-based mortgage-backed securities	—	9,342	—	9,342
U.S. Treasury securities and obligations of U.S. government agencies	54,947	—	—	54,947
Total available for sale—fixed maturity	54,947	424,150	—	479,097
Securities available for sale—equity:
Domestic common stock	33	—	—	33
Total available for sale	$54,980	$424,150	$—	$479,130

Assets and liabilities measured at amortized cost as of December 31, 2017 and 2016 are as follows:

	December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$469,101	$—	$469,101
Corporate bonds	—	100,047	—	100,047
Commercial mortgage-backed securities	—	—	—	—
U.S. agency-based mortgage-backed securities	—	10,845	—	10,845
U.S. Treasury securities	6,750	—	—	6,750
Obligations of U.S. government agencies	—	51,257	—	51,257
Asset-backed securities	—	1,309	—	1,309
Total held-to-maturity	$6,750	$632,559	$—	$639,309

	December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$399,483	$—	$399,483
Corporate bonds	—	144,016	—	144,016
Commercial mortgage-backed securities	—	70	—	70
U.S. agency-based mortgage-backed securities	—	10,915	—	10,915
U.S. Treasury securities	6,779	—	—	6,779
Obligations of U.S. government agencies	—	5,637	—	5,637
Asset-backed securities	—	2,031	—	2,031
Total held-to-maturity	$6,779	$562,152	$—	$568,931

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The following table presents summary information regarding changes in the fair value of assets measured at fair value using Level 3 input.

	December 31, 2017	December 31, 2016
	(in thousands)
Balance, beginning of period	$—	$—
Transfer into Level 3	34	—
Balance, end of period	$34	$—

There was an immaterial transfer between Level 1 and Level 3 due to the reclassification of a common stock security with unobservable fair value inputs.

At December 31, 2017, the Company held one security measured at fair value on a nonrecurring basis due to a recognized impairment of $100,000. The security is valued using Level 2 inputs and had a value of $13,000 at December 31, 2017.  The security was valued at fair value at the time of impairment and is currently being carried at the adjusted amortized cost.  The fair value of the security is $34,000 at December 31, 2017.

19.	Quarterly Financial Data (Unaudited)

The following table represents unaudited quarterly financial data for the years ended December 31, 2017 and 2016.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2017
Net premiums earned	$90,912	$82,749	$85,118	$87,377
Net investment income	6,710	7,471	7,788	7,312
Net realized gains (losses) on investments	(181)	(388)	(192)	114
Total revenues	97,542	89,925	92,804	94,937
Income before income taxes	18,733	22,151	23,556	17,800
Net income	13,524	15,481	16,577	649
Net income available to common shareholders	13,524	15,481	16,577	649
Earnings per share:
Basic	$0.71	$0.81	$0.86	$0.03
Diluted	$0.70	$0.81	$0.86	$0.03
Comprehensive income	14,476	17,437	17,194	1,228
Extraordinary cash dividends declared per common share	$—	$—	$—	$3.50
Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20

2016
Net premiums earned	$95,961	$90,728	$89,918	$92,097
Net investment income	6,044	6,201	8,006	7,855
Net realized gains (losses) on investments	248	545	181	(1,468)
Total revenues	102,335	97,563	98,206	98,558
Income before income taxes	34,395	24,615	26,027	27,784
Net income	24,257	16,639	17,896	19,073
Net income available to common shareholders	24,257	16,639	17,896	19,073
Earnings per share:
Basic	$1.27	$0.87	$0.94	$1.00
Diluted	$1.27	$0.87	$0.93	$0.99
Comprehensive income	27,051	19,568	16,183	11,985
Extraordinary cash dividends declared per common share	$—	$—	$—	$3.25
Cash dividends declared per common share	$0.18	$0.18	$0.18	$0.18

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

20.	Capital Management

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. There were no shares repurchased under this program in 2017. Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

In 2013, the Company’s Board of Directors initiated a regular quarterly dividend.  During 2017, the Company’s Board of Directors declared a quarterly dividend of $0.20 per share compared to $0.18 per share in 2016, $0.15 per share in 2015, $0.12 per share in 2014 and $0.08 per share in 2013.  The Company declared extraordinary dividends totaling $3.50 per share in 2017, $3.25 per share in 2016, $3.00 per share in 2015 and $1.50 per share in 2014.  The Company did not pay any extraordinary cash dividends in 2013.

21.	Subsequent Events

On February 22, 2018 the Company declared a regular quarterly cash dividend of $0.22 per share payable on March 23, 2018 to shareholders of record as of March 9, 2018.  In 2017, the Company paid a quarterly cash dividend of $0.20 per share.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter.  On an annualized basis, the cash dividend is expected to be $0.88 per share.

Schedule II. Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
	(in thousands)
Assets
Investments:
Equity securities—available-for-sale	$9,248	$—
Short-term investments	7,962	11,939
Other investments	—	13,330
Investment in subsidiaries	386,844	415,767
Total investments	404,054	441,036
Cash and cash equivalents	16,351	9,596
Deferred income taxes	302	675
Notes receivable from subsidiaries	1,711	1,587
Property and equipment, net	1,359	1,942
Federal income tax recoverable	3,525	3,091
Other assets	887	657
	$428,189	$458,584
Liabilities, redeemable preferred stock and shareholders’ equity
Total liabilities	2,766	2,434
Shareholders' equity (net of Treasury stock of $22,370 at December 31, 2017 and 2016)	425,423	456,150
	$428,189	$458,584

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenues
Net investment income	$679	$1,509	$854
Fee and other income	6,890	5,843	5,893
Total revenues	7,569	7,352	6,747
Expenses
Other operating costs	7,569	7,352	6,747
Total expenses	7,569	7,352	6,747
Income (loss) before income taxes and equity in earnings of subsidiaries	—	—	—
Income tax expense (benefit)	125	(156)	(57)
Gain (loss) before equity in earnings of subsidiaries	(125)	156	57
Equity in net income of subsidiaries	46,356	77,709	70,405
Net income	$46,231	$77,865	$70,462

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Operating activities
Net cash (used in) provided by operating activities	$15,138	$2,771	$(1,727)
Investing activities
Purchases of investments	(37,361)	(11,940)	—
Proceeds from sales of investments	33,000	—	250
Purchases of property and equipment	(277)	(924)	(627)
Dividends from subsidiary	78,900	67,000	50,000
Net cash provided by investing activities	74,262	54,136	49,623
Financing activities
Proceeds from stock option exercises	—	837	1,844
Tax benefit from share-based payments	—	995	2,204
Dividends to shareholders	(82,645)	(76,111)	(68,561)
Net cash used in financing activities	(82,645)	(74,279)	(64,513)
Change in cash and cash equivalents	6,755	(17,372)	(16,617)
Cash and cash equivalents at beginning of year	9,596	26,968	43,585
Cash and cash equivalents at end of year	$16,351	$9,596	$26,968

Schedule VI. Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Costs	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Net Premiums Earned	Net Investment Income	Loss and LAE Related to Current Period	Loss and LAE Related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
	(in thousands)
2017	$20,251	$771,845	$157,270	$346,156	$29,281	$244,094	$(34,770)	$(43,009)	$186,888	$341,398
2016	19,300	742,776	162,028	368,704	28,106	250,337	(51,306)	(44,321)	187,686	362,748
2015	20,412	718,033	167,983	375,894	27,902	262,387	(47,814)	(44,841)	189,666	375,301

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of AMERISAFE, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited AMERISAFE, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMERISAFE, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 28, 2018

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2018 Annual Meeting of Shareholders. We plan to file our Proxy Statement within 120 days after December 31, 2017, the end of our fiscal year.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2018 Annual Meeting of Shareholders.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2018 Annual Meeting of Shareholders.

The information required by Item 10 with respect to our code of business conduct and ethics for executive and financial officers and directors is posted on our website at www.amerisafe.com in the Investor Relations section under “Corporate Governance—Governance Documents—Code of Business Conduct and Ethics.” We will post information regarding any amendment to, or waiver from, our code of business conduct and ethics on our website in the Investor Relations section under Corporate Governance.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees, and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2018 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2018 Annual Meeting of Shareholders.

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

10.7*	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Annex A to the Company's Proxy Statement on Schedule 14A filed April 28, 2017)

10.8*	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed February 27, 2015)

10.9*	AMERISAFE, Inc. 2016 Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 29, 2016)

10.10*	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed February 28, 2014)

10.11*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 6, 2010)

10.12*	Form of Annual Incentive Compensation Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed February 26, 2016)

10.13

Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2009 issued to the Company by Hannover Reinsurance (Ireland), Limited (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, filed March 9, 2009)

10.14

Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2012 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed March 9, 2012)

10.15

Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2014, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed February 27, 2015)

10.16

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2016, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed February 26, 2016)

10.17

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2017, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed February 24, 2017)

Exhibits:

10.18

Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2017, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed February 24, 2017)

10.19	Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2018, issued to the Company by the reinsurers named herein

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed February 26, 2016)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neal A. Fuller filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Neal A. Fuller filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2018.

AMERISAFE, INC.

By:	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2018.

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
Randall Roach

Kathryn H. Shirley, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 28th day of February 2018, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ Kathryn H. Shirley
Kathryn H. Shirley, Attorney-in-Fact