Form 10-Q
period 2018-03-31
AMERISAFE INC
filed 2018-04-27
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of April 25, 2018, there were 19,260,915 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, and under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $620,936 and $639,309 in 2018 and 2017, respectively)	$619,400	$629,668
Fixed maturity securities—available-for-sale, at fair value (cost $462,033 and $461,236 in 2018 and 2017, respectively)	459,264	465,594
Equity securities—available-for-sale, at fair value (cost $11,425 and $8,503 in 2018 and 2017, respectively)	11,425	9,282
Short-term investments	44,704	25,770
Total investments	1,134,793	1,130,314
Cash and cash equivalents	36,072	55,559
Amounts recoverable from reinsurers	94,173	90,133
Premiums receivable, net of allowance	186,798	174,234
Deferred income taxes	20,499	19,262
Accrued interest receivable	11,332	10,635
Property and equipment, net	6,774	6,128
Deferred policy acquisition costs	21,287	20,251
Federal income tax recoverable	—	1,761
Other assets	18,937	9,959
Total assets	$1,530,665	$1,518,236
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$777,298	$771,845
Unearned premiums	164,972	157,270
Amounts held for others	37,343	36,908
Policyholder deposits	48,331	48,364
Insurance-related assessments	28,389	28,246
Federal income tax payable	1,387	—
Accounts payable and other liabilities	37,767	37,076
Payable for investments purchased	3,110	13,104
Total liabilities	1,098,597	1,092,813
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2018 and 2017; 20,519,165 and 20,504,165 shares issued and 19,260,915 and 19,245,915 shares outstanding in 2018 and 2017, respectively	205	204
Additional paid-in capital	210,441	210,081
Treasury stock at cost (1,258,250 shares in 2018 and 2017)	(22,370)	(22,370)
Accumulated earnings	246,028	233,896
Accumulated other comprehensive income (loss), net	(2,236)	3,612
Total shareholders’ equity	432,068	425,423
Total liabilities and shareholders’ equity	$1,530,665	$1,518,236

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues
Gross premiums written	$97,342	$95,078
Ceded premiums written	(2,330)	(2,391)
Net premiums written	$95,012	$92,687
Net premiums earned	$87,310	$90,912
Net investment income	7,209	6,710
Net realized losses on investments	(31)	(181)
Net unrealized losses on equity securities	(390)	—
Fee and other income	77	101
Total revenues	94,175	97,542
Expenses
Loss and loss adjustment expenses incurred	53,162	56,216
Underwriting and certain other operating costs	7,846	8,500
Commissions	6,494	6,410
Salaries and benefits	5,926	6,312
Policyholder dividends	1,333	1,371
Total expenses	74,761	78,809
Income before income taxes	19,414	18,733
Income tax expense	3,245	5,209
Net income	$16,169	$13,524
Earnings per share
Basic	$0.84	$0.71
Diluted	$0.84	$0.70
Shares used in computing earnings per share
Basic	19,187,136	19,150,400
Diluted	19,262,237	19,230,125
Cash dividends declared per common share	$0.22	$0.20

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$16,169	$13,524
Other comprehensive income:
Unrealized gain (loss) on securities, net of tax (1)	(5,848)	952
Comprehensive income	$10,321	$14,476

______________

(1)	Data presented for 2018 includes debt securities only compared to 2017 which includes both debt and equity securities.

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amounts		Shares	Amounts
Balance at December 31, 2017	20,504,165	$204	$210,081	(1,258,250)	$(22,370)	$233,896	$3,612	$425,423
Comprehensive income	—	—	—	—	—	16,169	(5,848)	10,321
Impact of adoption of ASU 2016-01	—	—	—	—	—	615	—	615
Impact of adoption of ASU 2018-02	—	—	—	—	—	(414)	—	(414)
Common stock issued upon exercise of options	15,000	1	67	—	—	—	—	68
Share-based compensation	—	—	293	—	—	—	—	293
Dividends to shareholders	—	—	—	—	—	(4,238)	—	(4,238)
Balance at March 31, 2018	20,519,165	$205	$210,441	(1,258,250)	$(22,370)	$246,028	$(2,236)	$432,068

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$16,169	$13,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	222	266
Net amortization of investments	3,151	3,769
Deferred income taxes	264	(13)
Net realized losses on investments	31	181
Net unrealized losses on equity securities	390	—
Net realized losses on disposal of assets	—	2
Share-based compensation	18	416
Changes in operating assets and liabilities:
Premiums receivable, net	(12,564)	(8,271)
Accrued interest receivable	(697)	(547)
Deferred policy acquisition costs	(1,036)	(566)
Amounts held by others	(7,855)	—
Other assets	2,438	(1,148)
Reserves for loss and loss adjustment expenses	5,453	6,720
Unearned premiums	7,702	1,775
Reinsurance balances	(4,040)	741
Amounts held for others and policyholder deposits	402	414
Accounts payable and other liabilities	2,618	6,531
Net cash provided by operating activities	12,666	23,794
Investing activities
Purchases of investments held-to-maturity	(17,925)	(53,640)
Purchases of investments available-for-sale	(28,510)	(34,081)
Purchases of short-term investments	(28,688)	(4,907)
Proceeds from maturities of investments held-to-maturity	19,127	19,752
Proceeds from sales and maturities of investments available-for-sale	25,004	29,851
Proceeds from sales and maturities of short-term investments	4,000	1,630
Proceeds from redemptions of other investments	—	2,000
Purchases of property and equipment	(868)	(73)
Net cash used in investing activities	(27,860)	(39,468)
Financing activities
Proceeds from stock option exercises	68	—
Dividends to shareholders	(4,361)	(3,909)
Net cash used in financing activities	(4,293)	(3,909)
Change in cash and cash equivalents	(19,487)	(19,583)
Cash and cash equivalents at beginning of period	55,559	58,936
Cash and cash equivalents at end of period	$36,072	$39,353

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, manufacturing, and agriculture. Assets and revenues of AIIC represent at least 95% of comparable consolidated amounts of the Company for each of the three months ended March 31, 2018 and 2017.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Adopted Accounting Guidance

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This guidance requires fair value measurement for equity investments (not including those that result in consolidation of the investee or use the equity method of accounting) and the recognition of changes in fair value to be presented as a component of net income.  The guidance also revises the disclosure requirements related to fair value changes of liabilities presented in comprehensive income, eliminates disclosure related to the methods and assumptions underlying fair value for financial instruments measured at amortized cost, and simplifies impairment assessments for equity investments without readily determinable fair values.  The adoption of this new guidance in the first quarter of 2018 resulted in an immaterial decrease in net income of $390 thousand or a $0.02 decrease in our diluted earnings per common share.

In May 2014, the FASB issued ASU 2014-09 (Topic 606): Revenue from Contracts with Customers.  The guidance revises the criteria for revenue recognition and requires that the revenue recognized reflect the transfer of promised goods or services to customers in an amount that represents the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard was effective for us in the first quarter of 2018.  The adoption of the new guidance had no impact on the Company's reporting and disclosure of net premiums earned, net investment income or net realized gains and losses, as these items are not within the scope of this new guidance. The remaining revenue sources are immaterial and not impacted by the new standard.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220).  This ASU provided new guidance on reclassification from Other Comprehensive Income (“OCI”) of tax effects related to recently passed tax reform legislation.  The guidance gives entities the option to reclassify to retained earnings tax effects related to items in accumulated OCI deemed to be stranded as a result of tax reform.  The guidance was effective for us in the first quarter of 2018 and was applied retrospectively.  The Company’s policy for releasing income tax effects from accumulated OCI was the individual securities approach for available-for-sale securities.  The adoption of this guidance did not have a material impact on our financial condition and results of operations.

In December 2017, the SEC issued Staff Accounting Bulletin (SAB) 118 which provided guidance on accounting for tax effects of the Tax Act.  Among many changes of the Tax Act which affected Property and Casualty Insurers, the Tax Act required property and casualty taxpayers to discount loss reserves based solely on IRS factors and no longer by reference to historical payment patterns.  As the IRS has yet to release the 2018 discount factors, we have used the 2017 IRS discount factors to estimate the impact of the change in loss reserve discounting factors and have adjusted our deferred tax balances at March 31, 2018 for the impact of these changes.  As prescribed by SAB 118, we continue to utilize the discount factors based on existing accounting guidance and the provisions of the tax laws that were in effect immediately prior to enactment of the Tax Act.  Once the IRS has released the 2018 loss reserve discount factors, we will complete our analysis and include the effect of the difference in the reserve discount factors in the period the analysis is complete or the impact is reasonably estimable.

Prospective Accounting Guidance

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

All other issued but not yet effective accounting and reporting standards as of March 31, 2018 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Stock Options and Restricted Stock

As of March 31, 2018, the Company has three equity incentive plans: the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”), the AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). In connection with the approval of the 2012 Incentive Plan by the Company’s shareholders, no further grants will be made under the 2005 Incentive Plan.  All grants made under the 2005 Incentive plan continue in effect, subject to the terms and conditions of the 2005 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information regarding the Company’s incentive plans.

During the three months ended March 31, 2018, options to purchase 15,000 shares of common stock were exercised. In connection with these exercises, the Company received $ 0.1 million of stock option proceeds.  During the three months ended March 31, 2017, no options to purchase shares of common stock were exercised.

The Company recognized share-based compensation expense of $18,000 in the three months ended March 31, 2018 and $0.4 million for the same period of 2017.

Note 3. Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with FASB Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. The Company has no participating unvested common shares which contain nonforfeitable rights to dividends and applies the treasury stock method in computing basic and diluted earnings per share.

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the period.

The diluted EPS calculation includes potential common shares assumed issued under the treasury stock method, which reflects the potential dilution that would occur if any outstanding options were exercised or restricted stock becomes vested.

	Three Months Ended
	March 31,
	2018	2017
	(in thousands, except share and per share amounts)
Basic EPS:
Net income - basic	$16,169	$13,524
Basic weighted average common shares	19,187,136	19,150,400
Basic earnings per common share	$0.84	$0.71
Diluted EPS:
Net income - diluted	$16,169	$13,524
Diluted weighted average common shares:
Weighted average common shares	19,187,136	19,150,400
Stock options and restricted stock	75,101	79,725
Diluted weighted average common shares	19,262,237	19,230,125
Diluted earnings per common share	$0.84	$0.70

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at March 31, 2018 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$450,553	$5,041	$(3,248)	$452,346
Corporate bonds	99,368	29	(650)	98,747
U.S. agency-based mortgage-backed securities	9,400	503	(72)	9,831
U.S. Treasury securities and obligations of U.S. government agencies	58,857	456	(542)	58,771
Asset-backed securities	1,222	26	(7)	1,241
Totals	$619,400	$6,055	$(4,519)	$620,936

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at March 31, 2018 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$232,778	$3,730	$(2,410)	$234,098
Corporate bonds	143,712	5	(943)	142,774
U.S. agency-based mortgage-backed securities	18,260	—	(1,275)	16,985
U.S. Treasury securities and obligations of U.S. government agencies	67,283	—	(1,876)	65,407
Total fixed maturity	462,033	3,735	(6,504)	459,264
Equity securities	11,425	—	—	11,425
Totals	$473,458	$3,735	$(6,504)	$470,689

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

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at December 31, 2017 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$244,898	$6,819	$(577)	$251,140
Corporate bonds	130,210	224	(212)	130,222
U.S. agency-based mortgage-backed securities	18,813	—	(799)	18,014
U.S. Treasury securities and obligations of U.S. government agencies	67,315	29	(1,126)	66,218
Total fixed maturity	461,236	7,072	(2,714)	465,594
Equity securities	8,503	779	—	9,282
Totals	$469,739	$7,851	$(2,714)	$474,876

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at March 31, 2018, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$97,545	$97,835
After one year through five years	255,343	255,678
After five years through ten years	94,872	95,139
After ten years	161,018	161,212
U.S. agency-based mortgage-backed securities	9,400	9,831
Asset-backed securities	1,222	1,241
Totals	$619,400	$620,936

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at March 31, 2018, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$71,596	$71,476
After one year through five years	164,449	162,658
After five years through ten years	38,945	38,371
After ten years	168,783	169,774
U.S. agency-based mortgage-backed securities	18,260	16,985
Totals	$462,033	$459,264

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
	(in thousands)
March 31, 2018
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$212,693	$2,810	$14,513	$438	$227,206	$3,248
Corporate bonds	89,227	629	2,259	21	91,486	650
U.S. agency-based mortgage-backed securities	2,613	72	—	—	2,613	72
U.S. Treasury securities and obligations of U.S. government agencies	48,489	439	4,468	103	52,957	542
Asset-backed securities	535	5	47	2	582	7
Total held-to-maturity securities	353,557	3,955	21,287	564	374,844	4,519
Available-for Sale
Fixed maturity securities:
States and political subdivisions	$89,896	$1,620	$8,892	$790	$98,788	$2,410
Corporate bonds	138,600	943	—	—	138,600	943
U.S. agency-based mortgage-backed securities	14,477	451	2,508	824	16,985	1,275
U.S. Treasury securities and obligations of U.S. government agencies	25,022	713	40,385	1,163	65,407	1,876
Total available-for-sale securities	267,995	3,727	51,785	2,777	319,780	6,504
Total	$621,552	$7,682	$73,072	$3,341	$694,624	$11,023

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
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

At March 31, 2018, the Company held 448 individual fixed maturity securities that were in an unrealized loss position, of which 44 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

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

During the three months ended March 31, 2018 and 2017, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments

Net realized losses in the three months ended March 31, 2018 were immaterial. Net realized losses in the three months ended March 31, 2017 were $0.2 million resulting from called fixed maturity securities.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of March 31, 2018, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

In December 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.  As a result, we recorded a decrease to our net deferred tax assets revalued at the new lower rate of 21% in the fourth quarter of 2017, the period in which the legislation was enacted.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended March 31, 2018 and 2017.

Tax years 2014 through 2017 are subject to examination by the federal and state taxing authorities.

Note 6. Loss Reserves

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid as of a given point in time.  The reserves for loss and loss adjustment expenses are estimated using individual case-basis valuations, statistical analyses and estimates based upon experience for unreported claims and their associated loss and loss adjustment expenses. Such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Any adjustments are included in current operations.  See Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information regarding the Company’s loss and loss adjustment expense development.

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$771,845	$742,776
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	84,889	78,256
Net balance, beginning of period	686,956	664,520
Add incurred related to:
Current accident year	62,426	62,729
Prior accident years	(9,264)	(6,513)
Total incurred	53,162	56,216
Less paid related to:
Current accident year	4,686	3,206
Prior accident years	47,354	45,498
Total paid	52,040	48,704
Net balance, end of period	688,078	672,032
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	89,220	77,464
Balance, end of period	$777,298	$749,496

The foregoing reconciliation reflects favorable development of the net reserves at March 31, 2018 and March 31, 2017. The favorable development reduced loss and loss adjustment expenses incurred by $9.3 million and $6.5 million in 2018 and 2017, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

Note 7. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $10.3 million for the three months ended March 31, 2018, compared to $14.5 million for the three months ended March 31, 2017.  The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale debt securities.

Comprehensive income includes net income plus unrealized gains (losses) on our available-for-sale debt securities, net of tax. In reporting comprehensive income on a net basis in the statements of comprehensive income, we used a 21 percent tax rate in 2018 and a 35 percent tax rate in 2017. The following table illustrates the changes in the balance of each component of accumulated other comprehensive income for each period presented in the interim financial statements.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Beginning balance	$3,612	$(492)
Other comprehensive income (loss) before reclassification	(5,634)	978
Amounts reclassified from accumulated other comprehensive income	(214)	(26)
Net current period other comprehensive income (loss)	(5,848)	952
Ending balance	$(2,236)	$460

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Three Months Ended March 31,		Affected line item in the statement of income
	2018	2017
	(in thousands)
Unrealized gains on available-for- sale securities	$17	$40	Net realized losses on investments
	17	40	Income before income taxes
	(57)	(14)	Income tax expense
	$(40)	$26	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018.

At March 31, 2018, assets measured at fair value on a recurring basis are summarized below:

	March 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$234,098	$—	$234,098
Corporate bonds	—	142,774	—	142,774
U.S. agency-based mortgage-backed securities	—	16,985	—	16,985
U.S. Treasury securities	65,407	—	—	65,407
Total securities available-for-sale—fixed maturity	65,407	393,857	—	459,264
Securities available-for-sale—equity:
Domestic common stock	11,391	—	34	11,425
Total available-for-sale	$76,798	$393,857	$34	$470,689

At March 31, 2018, assets measured at amortized cost are summarized below:

	March 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$452,346	$—	$452,346
Corporate bonds	—	98,747	—	98,747
U.S. agency-based mortgage-backed securities	—	9,831	—	9,831
U.S. Treasury securities	4,912	—	—	4,912
Obligations of U.S. government agencies	—	53,859	—	53,859
Asset-backed securities	—	1,241	—	1,241
Total held-to-maturity	$4,912	$616,024	$—	$620,936

At December 31, 2017, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$251,140	$—	$251,140
Corporate bonds	—	130,222	—	130,222
U.S. agency-based mortgage-backed securities	—	18,014	—	18,014
U.S. Treasury securities and obligations of U.S. government agencies	66,218	—	—	66,218
Total available-for-sale—fixed maturity	$66,218	$399,376	$—	$465,594
Securities available-for-sale—equity:
Domestic common stock	9,248	—	34	9,282
Total available-for-sale	$75,466	$399,376	$34	$474,876

At December 31, 2017, assets measured at amortized cost are summarized below:

	December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$469,101	$—	$469,101
Corporate bonds	—	100,047	—	100,047
U.S. agency-based mortgage-backed securities	—	10,845	—	10,845
U.S. Treasury securities	6,750	—	—	6,750
Obligations of U.S. government agencies	—	51,257	—	51,257
Asset-backed securities	—	1,309	—	1,309
Total held-to-maturity	$6,750	$632,559	$—	$639,309

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

The following table presents summary information regarding changes in the fair value of assets measured at fair value using Level 3 input.

	Three Months Ended	Twelve Months Ended
	March 31, 2018	December 31, 2017
	(in thousands)
Balance, beginning of period	$34	$—
Transfer into Level 3	—	34
Balance, end of period	$34	$34

At March 31, 2018, the Company held one security measured at fair value on a nonrecurring basis due to a recognized impairment of $0.1 million. The security is valued using Level 2 inputs and had a value of $12,000 at March 31, 2018.  The security was valued at fair value at the time of impairment and is currently being carried at the adjusted amortized cost.  The fair value of the security was $33,000 at March 31, 2018.

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

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of March 31, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$619,400	$620,936	$629,668	$639,309
Fixed maturity securities—available-for-sale	459,264	459,264	465,594	465,594
Equity securities	11,425	11,425	9,282	9,282
Short-term investments	44,704	44,704	25,770	25,770
Cash and cash equivalents	36,072	36,072	55,559	55,559

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in the three months ended March 31, 2018 and 2017.

Note 10. Subsequent Events

On April 24, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share payable on June 22, 2018 to shareholders of record as of June 8, 2018. The Board considers the payment of a regular cash dividend each calendar quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three months ended March 31, 2018 and 2017. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$97,342	$95,078
Net premiums earned	87,310	90,912
Net investment income	7,209	6,710
Total revenues	94,175	97,542
Total expenses	74,761	78,809
Net income	16,169	13,524
Diluted earnings per common share	$0.84	$0.70
Other Key Measures
Net combined ratio (1)	85.6%	86.6%
Return on average equity (2)	15.1%	11.7%
Book value per share (3)	$22.43	$24.29

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

Consolidated Results of Operations for Three Months Ended March 31, 2018 Compared to March 31, 2017

Gross Premiums Written. Gross premiums written for the quarter ended March 31, 2018 were $97.3 million, compared to $95.1 million for the same period in 2017, an increase of 2.4%. The increase was attributable to a $1.4 million increase in annual premiums on voluntary policies written during the period and a $1.1 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.  The effective loss cost multiplier, or ELCM, for our voluntary business was 1.63 for the first quarter ended March 31, 2018 compared to 1.65 for the same period in 2017.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2018 were $95.0 million, compared to $92.7 million for the same period in 2017, an increase of 2.5%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.6% for the first quarter of 2018 and 2017.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Net Premiums Earned. Net premiums earned for the first quarter of 2018 were $87.3 million, compared to $90.9 million for the same period in 2017, a decrease of 4.0%. The decrease was attributable to a decrease in gross premiums written in previous quarters.

Net Investment Income. Net investment income for the quarter ended March 31, 2018 was $7.2 million, compared to $6.7 million for the same period in 2017. The increase of $0.5 million was largely due to the change in value of a limited partnership hedge fund investment recorded in last year’s first quarter.  The change in value of this investment was recorded in investment income.  Average invested assets, including cash and cash equivalents, were $1.2 billion in the quarter ended March 31, 2018 and 2017. The pre-tax investment yield on our investment portfolio was 2.4% and 2.3% per annum during the quarters ended March 31, 2018 and 2017, respectively. The tax-equivalent yield on our investment portfolio was 2.9% per annum for the quarter ended March 31, 2018 and 3.4% for the same period in 2017. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended March 31, 2018 were minimal compared to net realized losses of $0.2 million for the same period in 2017. Net realized losses in the first quarter of 2017 were attributable to called fixed maturity securities.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized losses on equity securities for the three months ended March 31, 2018 were $0.4 million and represent the change in fair value recognized in net income as a result of the adoption of ASU 2016-01 as further discussed in Note 1 above.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $53.2 million for the three months ended March 31, 2018, compared to $56.2 million for the same period in 2017, a decrease of $3.1 million, or 5.4%. The current accident year loss and LAE incurred were $62.4 million, or 71.5% of net premiums earned, compared to $62.7 million, or 69.0% of net premiums earned for the same period in 2017. We recorded favorable prior accident year development of $9.3 million in the first quarter of 2018, compared to favorable prior accident year development of $6.5 million in the same period of 2017, as further discussed below in “Prior Year Development.” Our net loss ratio was 60.9% in the first quarter of 2018, compared to 61.8% for the same period of 2017.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended March 31, 2018 were $20.3 million, compared to $21.2 million for the same period in 2017, a decrease of 4.5%. This decrease was primarily due to a $1.3 million decrease in insurance related assessments, a $0.4 million decrease in compensation expense, a $0.3 million decrease in commission expense and a $0.3 million decrease in accounts receivable write-offs. Offsetting these decreases was a $0.9 million increase in premium taxes.  Our expense ratio was 23.2% in the first quarter of 2018 compared to 23.3% in the first quarter of 2017.

Income Tax Expense. Income tax expense for the three months ended March 31, 2018 was $3.2 million, compared to $5.2 million for the same period in 2017. The decrease was attributable to the lower federal corporate income tax rate of 21% compared to 35% in the same period of 2017.  The effective tax rate for the Company decreased to 16.7% in the quarter ended March 31, 2018 from 27.8% in the same period in 2017. The decrease in the effective tax rate resulted from the lower federal income tax rate offset by a slightly lower proportion of tax-exempt income to underwriting income in the quarter relative to the first quarter of 2017.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $12.7 million for the three months ended March 31, 2018, which represented a $11.1 million decrease from $23.8 million in net cash provided by operating activities for the three months ended March 31, 2017. This decrease in operating cash flow was attributable to a $7.9 million increase in amounts held by others, a $3.2 million increase in losses paid and a $1.3 million decrease in premium collections.  Offsetting these amounts was a $1.1 million decrease in underwriting expenses paid.

Net cash used in investing activities was $27.9 million for the three months ended March 31, 2018, compared to net cash used in investment activities of $39.5 million for the same period in 2017. Cash provided by sales and maturities of investments totaled $48.1 million for the three months ended March 31, 2018, compared to $51.2 million for the same period in 2017. A total of $75.1 million in cash was used to purchase investments in the three months ended March 31, 2018, compared to $92.6 million in purchases for the same period in 2017.

Net cash used in financing activities in the three months ended March 31, 2018 was $4.3 million compared to net cash used in financing activities of $3.9 million for the same period in 2017. In the three months ended March 31, 2018, $4.4 million of cash was used for dividends paid to shareholders compared to $3.9 million in the same period of 2017.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.2 billion at March 31, 2018 and at December 31, 2017. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2018, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$450,553	38.5%
Corporate bonds	99,368	8.5%
U.S. agency-based mortgage-backed securities	9,400	0.8%
U.S. Treasury securities and obligations of U.S. government agencies	58,857	5.0%
Asset-backed securities	1,222	0.1%
Total fixed maturity securities—held-to-maturity	619,400	52.9%
Fixed maturity securities—available-for-sale:
States and political subdivisions	234,098	20.0%
Corporate bonds	142,774	12.2%
U.S. agency-based mortgage-backed securities	16,985	1.5%
U.S. Treasury securities and obligations of U.S. government agencies	65,407	5.6%
Total fixed maturity securities—available-for-sale	459,264	39.3%
Equity securities	11,425	1.0%
Short-term investments	44,704	3.7%
Cash and cash equivalents	36,072	3.1%
Total investments, including cash and cash equivalents	$1,170,865	100.0%

Our debt securities classified as available-for-sale are “marked to market” as of the end of each calendar quarter. As of that date, unrealized gains and losses are recorded to Accumulated Other Comprehensive Income (Loss), except when such securities are deemed to be other-than-temporarily impaired. For our securities classified as held-to-maturity, unrealized gains and losses are not recorded in the financial statements until realized or until a decline in fair value, below amortized cost, is deemed to be other-than-temporary.

During the three months ended March 31, 2018 and 2017, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Prior Year Development

The Company recorded favorable prior accident year development of $9.3 million in the three months ended March 31, 2018. The table below sets forth the favorable development for the three months ended March 31, 2018 and 2017 for accident years 2013 through 2017 and, collectively, for all accident years prior to 2013.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(in millions)
Accident Year
2017	$—	$—
2016	—	—
2015	6.0	—
2014	3.0	4.0
2013	—	2.4
Prior to 2013	0.3	0.1
Total net development	$9.3	$6.5

The table below sets forth the number of open claims as of March 31, 2018 and 2017, and the number of claims reported and closed during the three months then ended.

	Three Months Ended March 31,
	2018	2017
Open claims at beginning of period	4,982	5,195
Claims reported	1,259	1,224
Claims closed	(1,298)	(1,477)
Open claims at end of period	4,943	4,942

The number of open claims at March 31, 2018 increased by one claim as compared to the number of open claims at March 31, 2017. At March 31, 2018, our incurred amounts for certain accident years, particularly 2015, 2014 and 2012, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of March 31, 2018, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see Item 1, “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2017, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of March 31, 2018, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $25.0 million available for future purchases at March 31, 2018 under this program.  There were no shares repurchased during the three months ended March 31, 2018 and 2017. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations.  It is anticipated that future purchases will be funded from available capital.

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

AMERISAFE, INC.

April 27, 2018	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

April 27, 2018	/s/ Neal A. Fuller
Neal A. Fuller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)