Form 10-Q
period 2018-06-30
AMERISAFE INC
filed 2018-08-03
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 1, 2018, there were 19,269,980 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $607,072 and $639,309 in 2018 and 2017, respectively)	$605,877	$629,668
Fixed maturity securities—available-for-sale, at fair value (cost $443,358 and $461,236 in 2018 and 2017, respectively)	440,762	465,594
Equity securities—available-for-sale, at fair value (cost $13,590 and $8,503 in 2018 and 2017, respectively)	13,590	9,282
Short-term investments	106,811	25,770
Total investments	1,167,040	1,130,314
Cash and cash equivalents	21,176	55,559
Amounts recoverable from reinsurers	98,961	90,133
Premiums receivable, net of allowance	189,892	174,234
Deferred income taxes	19,891	19,262
Accrued interest receivable	10,458	10,635
Property and equipment, net	6,644	6,128
Deferred policy acquisition costs	21,601	20,251
Federal income tax recoverable	1,205	1,761
Other assets	17,413	9,959
Total assets	$1,554,281	$1,518,236
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$783,601	$771,845
Unearned premiums	167,310	157,270
Amounts held for others	39,103	36,908
Policyholder deposits	47,956	48,364
Insurance-related assessments	30,070	28,246
Accounts payable and other liabilities	38,441	37,076
Payable for investments purchased	2,409	13,104
Total liabilities	1,108,890	1,092,813
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2018 and 2017; 20,528,230 and 20,504,165 shares issued and 19,269,980 and 19,245,915 shares outstanding in 2018 and 2017, respectively	205	204
Additional paid-in capital	210,895	210,081
Treasury stock, at cost (1,258,250 shares in 2018 and 2017)	(22,370)	(22,370)
Accumulated earnings	258,744	233,896
Accumulated other comprehensive income (loss), net	(2,083)	3,612
Total shareholders’ equity	445,391	425,423
Total liabilities and shareholders’ equity	$1,554,281	$1,518,236

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Gross premiums written	$93,702	$87,039	$191,044	$182,117
Ceded premiums written	(2,369)	(2,198)	(4,699)	(4,589)
Net premiums written	$91,333	$84,841	$186,345	$177,528
Net premiums earned	$88,995	$82,749	$176,305	$173,661
Net investment income	7,303	7,471	14,512	14,181
Net realized losses on investments	(1,111)	(388)	(1,142)	(569)
Net unrealized gains (losses) on equity securities	76	—	(314)	—
Fee and other income	117	93	194	194
Total revenues	95,380	89,925	189,555	187,467
Expenses
Loss and loss adjustment expenses incurred	52,076	46,428	105,238	102,644
Underwriting and certain other operating costs	7,985	7,645	15,831	16,145
Commissions	6,616	5,984	13,110	12,394
Salaries and benefits	6,681	6,554	12,607	12,866
Policyholder dividends	1,092	1,163	2,425	2,534
Total expenses	74,450	67,774	149,211	146,583
Income before income taxes	20,930	22,151	40,344	40,884
Income tax expense	3,974	6,670	7,219	11,879
Net income	$16,956	$15,481	$33,125	$29,005
Earnings per share
Basic	$0.88	$0.81	$1.73	$1.51
Diluted	$0.88	$0.81	$1.72	$1.51
Shares used in computing earnings per share
Basic	19,208,601	19,162,049	19,197,925	19,156,250
Diluted	19,266,735	19,227,960	19,275,883	19,227,997
Cash dividends declared per common share	$0.22	$0.20	$0.44	$0.40

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$16,956	$15,481	$33,125	$29,005
Other comprehensive income:
Unrealized gain (loss) on securities, net of tax (1)	153	1,956	(5,695)	2,908
Comprehensive income	$17,109	$17,437	$27,430	$31,913

______________

(1)	Data presented for 2018 includes debt securities only compared to 2017 which includes both debt and equity securities.

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)	Total
Balance at December 31, 2017	20,504,165	$204	$210,081	(1,258,250)	$(22,370)	$233,896	$3,612	$425,423
Comprehensive income	—	—	—	—	—	33,125	(5,695)	27,430
Impact of adoption of ASU 2016-01	—	—	—	—	—	614	—	614
Impact of adoption of ASU 2018-02	—	—	—	—	—	(414)	—	(414)
Common stock issued upon exercise of options	15,000	—	67	—	—	—	—	67
Common stock issued	9,065	1	195	—	—	—	—	196
Share-based compensation	—	—	552	—	—	—	—	552
Dividends to shareholders	—	—	—	—	—	(8,477)	—	(8,477)
Balance at June 30, 2018	20,528,230	$205	$210,895	(1,258,250)	$(22,370)	$258,744	$(2,083)	$445,391

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$33,125	$29,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	488	529
Net amortization of investments	5,979	7,394
Deferred income taxes	831	302
Net realized losses on investments	1,142	569
Net unrealized losses on equity securities	314	—
Net realized losses on disposal of assets	—	2
Share-based compensation	782	937
Changes in operating assets and liabilities:
Premiums receivable, net	(15,658)	(7,641)
Accrued interest receivable	177	153
Deferred policy acquisition costs	(1,350)	(1,582)
Amounts held by others	(7,855)	—
Other assets	942	(1,900)
Reserves for loss and loss adjustment expenses	11,756	6,983
Unearned premiums	10,040	3,867
Reinsurance balances	(8,828)	(509)
Amounts held for others and policyholder deposits	1,787	1,882
Accounts payable and other liabilities	3,312	807
Net cash provided by operating activities	36,984	40,798
Investing activities
Purchases of investments held-to-maturity	(38,129)	(96,697)
Purchases of investments available-for-sale	(56,550)	(50,193)
Purchases of short-term investments	(100,059)	(30,800)
Proceeds from maturities of investments held-to-maturity	52,584	66,276
Proceeds from sales and maturities of investments available-for-sale	66,762	54,062
Proceeds from sales and maturities of short-term investments	13,465	13,610
Proceeds from redemptions of other investments	130	6,000
Purchases of property and equipment	(1,004)	(240)
Net cash used in investing activities	(62,801)	(37,982)
Financing activities
Proceeds from stock option exercises	67	—
Dividends to shareholders	(8,633)	(7,785)
Net cash used in financing activities	(8,566)	(7,785)
Change in cash and cash equivalents	(34,383)	(4,969)
Cash and cash equivalents at beginning of period	55,559	58,936
Cash and cash equivalents at end of period	$21,176	$53,967

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, manufacturing, and agriculture. Assets and revenues of AIIC represent at least 95% of comparable consolidated amounts of the Company for each of the six months ended June 30, 2018 and 2017.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220).  This ASU provided new guidance on reclassification from Other Comprehensive Income (“OCI”) of tax effects related to the recently passed tax reform legislation (the “Tax Act”).  The guidance gives entities the option to reclassify to retained earnings tax effects related to items in accumulated OCI deemed to be stranded as a result of tax reform.  The guidance was effective for us in the first quarter of 2018 and was applied retrospectively.  The Company’s policy for releasing income tax effects from accumulated OCI was the individual securities approach for available-for-sale securities.  The adoption of this guidance did not have a material impact on our financial condition and results of operations.

In December 2017, the SEC issued Staff Accounting Bulletin (SAB) 118 which provided guidance on accounting for tax effects of the Tax Act.  Among many changes of the Tax Act which affected Property and Casualty Insurers, the Tax Act required property and casualty taxpayers to discount loss reserves based solely on IRS factors and no longer by reference to historical payment patterns.  As the IRS has yet to release the 2018 discount factors, we have used the 2017 IRS discount factors to estimate the impact of the change in loss reserve discounting factors and adjusted our deferred tax balances for the impact of these changes.  Once the IRS has released the 2018 loss reserve discount factors, we will complete our analysis and include the effect of the difference in the reserve discount factors in the period the analysis is complete or the impact is reasonably estimable.

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

All other issued but not yet effective accounting and reporting standards as of June 30, 2018 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Stock Options and Restricted Stock

As of June 30, 2018, the Company has three equity incentive plans: the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”), the AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). In connection with the approval of the 2012 Incentive Plan by the Company’s shareholders, no further grants will be made under the 2005 Incentive Plan.  All grants made under the 2005 Incentive plan continue in effect, subject to the terms and conditions of the 2005 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information regarding the Company’s incentive plans.

During the six months ended June 30, 2018, the Company granted 3,304 shares of common stock to executive officers and 5,761 shares of restricted common stock to non-employee directors.  The market value of the shares granted totaled $0.5 million.  During the six months ended June 30, 2017, the Company granted 7,434 shares of common stock to executive officers and 6,454 shares of restricted common stock to non-employee directors. The market value of the shares granted totaled $0.7 million.

During the six months ended June 30, 2018, options to purchase 15,000 shares of common stock were exercised. In connection with these exercises, the Company received $0.1 million of stock option proceeds.  During the six months ended June 30, 2017, no options to purchase shares of common stock were exercised.

The Company recognized share-based compensation expense of $0.8 million in the quarter ended June 30, 2018 compared to $0.5 million for the same period in 2017.  The Company recognized share-based compensation expense of $0.8 million in the six months ended June 30, 2018 and $0.9 million for the same period in 2017.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Basic EPS:
Net income - basic	$16,956	$15,481	$33,125	$29,005
Basic weighted average common shares	19,208,601	19,162,049	19,197,925	19,156,250
Basic earnings per common share	$0.88	$0.81	$1.73	$1.51
Diluted EPS:
Net income - diluted	$16,956	$15,481	$33,125	$29,005
Diluted weighted average common shares:
Weighted average common shares	19,208,601	19,162,049	19,197,925	19,156,250
Stock options and restricted stock	58,134	65,911	77,958	71,747
Diluted weighted average common shares	19,266,735	19,227,960	19,275,883	19,227,997
Diluted earnings per common share	$0.88	$0.81	$1.72	$1.51

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at June 30, 2018 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$432,914	$4,714	$(2,891)	$434,737
Corporate bonds	98,702	38	(724)	98,016
U.S. agency-based mortgage-backed securities	9,038	420	(71)	9,387
U.S. Treasury securities and obligations of U.S. government agencies	64,063	385	(691)	63,757
Asset-backed securities	1,160	25	(10)	1,175
Totals	$605,877	$5,582	$(4,387)	$607,072

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at June 30, 2018 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity:
States and political subdivisions	$217,427	$3,368	$(2,495)	$218,300
Corporate bonds	144,950	60	(1,051)	143,959
U.S. agency-based mortgage-backed securities	13,730	—	(368)	13,362
U.S. Treasury securities and obligations of U.S. government agencies	67,251	—	(2,110)	65,141
Total fixed maturity	443,358	3,428	(6,024)	440,762
Equity securities	13,590	—	—	13,590
Totals	$456,948	$3,428	$(6,024)	$454,352

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

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at June 30, 2018, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$91,818	$92,103
After one year through five years	252,775	252,787
After five years through ten years	90,966	91,281
After ten years	160,120	160,339
U.S. agency-based mortgage-backed securities	9,038	9,387
Asset-backed securities	1,160	1,175
Totals	$605,877	$607,072

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at June 30, 2018, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$69,793	$69,608
After one year through five years	158,974	156,733
After five years through ten years	32,366	31,784
After ten years	168,495	169,275
U.S. agency-based mortgage-backed securities	13,730	13,362
Totals	$443,358	$440,762

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
	(in thousands)
June 30, 2018
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$204,459	$2,568	$12,424	$323	$216,883	$2,891
Corporate bonds	86,816	703	2,237	21	89,053	724
U.S. agency-based mortgage-backed securities	2,524	71	—	—	2,524	71
U.S. Treasury securities and obligations of U.S. government agencies	43,357	461	11,659	230	55,016	691
Asset-backed securities	565	10	—	—	565	10
Total held-to-maturity securities	337,721	3,813	26,320	574	364,041	4,387
Available-for-Sale
Fixed maturity securities:
States and political subdivisions	$77,359	$1,356	$15,476	$1,139	$92,835	$2,495
Corporate bonds	121,848	1,016	1,021	35	122,869	1,051
U.S. agency-based mortgage-backed securities	11,557	312	1,805	56	13,362	368
U.S. Treasury securities and obligations of U.S. government agencies	18,071	630	47,070	1,480	65,141	2,110
Total available-for-sale securities	228,835	3,314	65,372	2,710	294,207	6,024
Total	$566,556	$7,127	$91,692	$3,284	$658,248	$10,411

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
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
Available-for-Sale
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

At June 30, 2018, the Company held 419 individual fixed maturity securities that were in an unrealized loss position, of which 46 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

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

We reviewed all securities with unrealized losses in accordance with the impairment policy described above. The Company determined that the unrealized losses in the fixed maturity securities portfolio related primarily to changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market liquidity and prices generally. During the six months ended June 30, 2018, unrealized losses increased as rising interest rates decreased the fair value of securities held in the fixed maturity securities portfolio.  We expect to recover the carrying value of these securities as it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis.

During the six months ended June 30, 2018 and 2017, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Net realized losses in the six months ended June 30, 2018 were $1.1 million resulting from the sale of fixed maturity securities classified as available-for-sale. Net realized losses in the six months ended June 30, 2017 were $0.6 million resulting from called fixed maturity securities.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of June 30, 2018, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended June 30, 2018 and 2017.

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

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Balance, beginning of period	$771,845	$742,776
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	84,889	78,256
Net balance, beginning of period	686,956	664,520
Add incurred related to:
Current accident year	126,060	119,828
Prior accident years	(20,822)	(17,184)
Total incurred	105,238	102,644
Less paid related to:
Current accident year	18,386	15,298
Prior accident years	84,194	80,571
Total paid	102,580	95,869
Net balance, end of period	689,614	671,295
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	93,987	78,464
Balance, end of period	$783,601	$749,759

The foregoing reconciliation reflects favorable development of the net reserves at June 30, 2018 and June 30, 2017. The favorable development reduced loss and loss adjustment expenses incurred by $20.8 million and $17.2 million in 2018 and 2017, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

Note 7. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $17.1 million for the three months ended June 30, 2018, compared to $17.4 million for the three months ended June 30, 2017.  Comprehensive income was $27.4 million for the six months ended June 30, 2018, compared to $31.9 million for the same period in 2017.  The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale debt securities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$(2,236)	$460	$3,612	$(492)
Other comprehensive income (loss) before reclassification	(449)	2,038	(5,863)	3,094
Amounts reclassified from accumulated other comprehensive income	602	(82)	168	(186)
Net current period other comprehensive income (loss)	153	1,956	(5,695)	2,908
Ending balance	$(2,083)	$2,416	$(2,083)	$2,416

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Six Months Ended		Affected line item in the
Comprehensive Income	June 30,		June 30,		statement of income
	2018	2017	2018	2017
	(in thousands)
Unrealized gains (losses) on available-for-sale securities	$(762)	$126	$(466)	$286	Net realized losses on investments
	(762)	126	(466)	286	Income before income taxes
	160	(44)	44	(100)	Income tax expense
	$(602)	$82	$(422)	$186	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2018.

At June 30, 2018, assets measured at fair value on a recurring basis are summarized below:

	June 30, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$218,300	$—	$218,300
Corporate bonds	—	143,959	—	143,959
U.S. agency-based mortgage-backed securities	—	13,362	—	13,362
U.S. Treasury securities	65,141	—	—	65,141
Total securities available-for-sale—fixed maturity	65,141	375,621	—	440,762
Securities available-for-sale—equity:
Domestic common stock	13,588	—	2	13,590
Total available-for-sale	$78,729	$375,621	$2	$454,352

At June 30, 2018, assets measured at amortized cost are summarized below:

	June 30, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$434,737	$—	$434,737
Corporate bonds	—	98,016	—	98,016
U.S. agency-based mortgage-backed securities	—	9,387	—	9,387
U.S. Treasury securities	7,095	—	—	7,095
Obligations of U.S. government agencies	—	56,662	—	56,662
Asset-backed securities	—	1,175	—	1,175
Total held-to-maturity	$7,095	$599,977	$—	$607,072

At December 31, 2017, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$251,140	$—	$251,140
Corporate bonds	—	130,222	—	130,222
U.S. agency-based mortgage-backed securities	—	18,014	—	18,014
U.S. Treasury securities and obligations of U.S. government agencies	66,218	—	—	66,218
Total available-for-sale—fixed maturity	$66,218	$399,376	$—	$465,594
Securities available-for-sale—equity:
Domestic common stock	9,248	—	34	9,282
Total available-for-sale	$75,466	$399,376	$34	$474,876

At December 31, 2017, assets measured at amortized cost are summarized below:

	December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$469,101	$—	$469,101
Corporate bonds	—	100,047	—	100,047
U.S. agency-based mortgage-backed securities	—	10,845	—	10,845
U.S. Treasury securities	6,750	—	—	6,750
Obligations of U.S. government agencies	—	51,257	—	51,257
Asset-backed securities	—	1,309	—	1,309
Total held-to-maturity	$6,750	$632,559	$—	$639,309

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

The following table presents summary information regarding changes in the fair value of assets measured at fair value using Level 3 input.

	Six Months Ended	Twelve Months Ended
	June 30, 2018	December 31, 2017
	(in thousands)
Balance, beginning of period	$34	$—
Transfer into Level 3	—	34
Unrealized loss on equity security	(32)	—
Balance, end of period	$2	$34

At June 30, 2018, the Company held one security measured at fair value on a nonrecurring basis due to a recognized impairment of $100,000. The security was valued at fair value at the time of impairment and is currently being carried at the adjusted amortized cost value of $12,000 at June 30, 2018.  The security is valued using Level 2 inputs and had a fair value of $32,000 at June 30, 2018.

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

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$605,877	$607,072	$629,668	$639,309
Fixed maturity securities—available-for-sale	440,762	440,762	465,594	465,594
Equity securities	13,590	13,590	9,282	9,282
Short-term investments	106,811	106,811	25,770	25,770
Cash and cash equivalents	21,176	21,176	55,559	55,559

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in the six months ended June 30, 2018 and 2017.

Note 10. Subsequent Events

On July 31, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share payable on September 21, 2018 to shareholders of record as of September 7, 2018. The Board considers the payment of a regular cash dividend each calendar quarter.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2018 and 2017. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$93,702	$87,039	$191,044	$182,117
Net premiums earned	88,995	82,749	176,305	173,661
Net investment income	7,303	7,471	14,512	14,181
Total revenues	95,380	89,925	189,555	187,467
Total expenses	74,450	67,774	149,211	146,583
Net income	16,956	15,481	33,125	29,005
Diluted earnings per common share	$0.88	$0.81	$1.72	$1.51
Other Key Measures
Net combined ratio (1)	83.6%	81.9%	84.7%	84.4%
Return on average equity (2)	15.5%	13.1%	15.2%	12.4%
Book value per share (3)	$23.11	$25.02	$23.11	$25.02

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

Consolidated Results of Operations for Three Months Ended June 30, 2018 Compared to June 30, 2017

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2018 were $93.7 million, compared to $87.0 million for the same period in 2017, an increase of 7.7%. The increase was attributable to a $6.5 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.5 million increase in assumed premium from mandatory pooling arrangements.  Offsetting these increases was a $0.4 million decrease in annual premiums on voluntary policies written during the period.  The effective loss cost multiplier, or ELCM, for our voluntary business was 1.66 for the second quarter ended June 30, 2018 compared to 1.68 for the same period in 2017.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2018 were $91.3 million, compared to $84.8 million for the same period in 2017, an increase of 7.7%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.6% for the second quarter of 2018 and 2017.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Net Premiums Earned. Net premiums earned for the second quarter of 2018 were $89.0 million, compared to $82.7 million for the same period in 2017, an increase of 7.5%. The increase was attributable to the increase in net premiums written in the quarter.

Net Investment Income. Net investment income for the quarter ended June 30, 2018 was $7.3 million, compared to $7.5 million for the same period in 2017. The decrease of $0.2 million was largely due to the change in value of an investment in a limited partnership hedge fund recorded in last year’s second quarter.  In last year’s second quarter, there was an increase in the value of the hedge fund.  The change in value of this investment was recorded in investment income.  Average invested assets, including cash and cash equivalents, were $1.2 billion in the quarter ended June 30, 2018 and 2017. The pre-tax investment yield on our investment portfolio was 2.5% and 2.6% per annum during the quarters ended June 30, 2018 and 2017, respectively. The tax-equivalent yield on our investment portfolio was 2.9% per annum for the quarter ended June 30, 2018 and 3.3% for the same period in 2017. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended June 30, 2018 totaled $1.1 million compared to net realized losses of $0.4 million for the same period in 2017. Net realized losses in the second quarter of 2018 were attributable to the sale of fixed maturity securities classified as available-for-sale.  Net realized losses in the second quarter of 2017 were attributable to called fixed maturity securities.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized gains on equity securities for the three months ended June 30, 2018 were $0.1 million and represent the change in fair value recognized in net income as a result of the adoption of ASU 2016-01 as further discussed in Note 1 above.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $52.1 million for the three months ended June 30, 2018, compared to $46.4 million for the same period in 2017, an increase of $5.6 million, or 12.2%. The current accident year loss and LAE incurred were $63.6 million, or 71.5% of net premiums earned, compared to $57.1 million, or 69.0% of net premiums earned for the same period in 2017. We recorded favorable prior accident year development of $11.6 million in the second quarter of 2018, compared to favorable prior accident year development of $10.7 million in the same period of 2017, as further discussed below in “Prior Year Development.” Our net loss ratio was 58.5% in the second quarter of 2018, compared to 56.1% for the same period of 2017.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2018 were $21.3 million, compared to $20.2 million for the same period in 2017, an increase of 5.4%. This increase was primarily due to a $0.6 million increase in commission expense and a $0.5 million increase in premium taxes.  Offsetting these increases were a decrease of $0.4 million in insurance related assessments and a $0.2 million decrease in accounts receivable write-offs.  Our expense ratio was 23.9% in the second quarter of 2018 compared to 24.4% in the second quarter of 2017.

Income Tax Expense. Income tax expense for the three months ended June 30, 2018 was $4.0 million, compared to $6.7 million for the same period in 2017. The decrease was attributable to the lower federal corporate income tax rate of 21% compared to 35% in the same period of 2017 as well as a decrease in the pre-tax income to $20.9 million in the quarter ended June 30, 2018 from $22.2 million in the same period in 2017. The effective tax rate for the Company decreased to 19.0% in the quarter ended June 30, 2018 from 30.1% in the same period in 2017. The decrease in the effective tax rate resulted from the lower federal income tax rate and a slightly higher proportion of tax-exempt income to underwriting income in the quarter relative to the second quarter of 2017.

Consolidated Results of Operations for Six Months Ended June 30, 2018 Compared to June 30, 2017

Gross Premiums Written. Gross premiums written for the first six months of 2018 were $191.0 million, compared to $182.1 million for the same period in 2017, an increase of 4.9%. The increase was primarily attributable to a $7.5 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $1.0 million increase in annual premiums on voluntary policies written during the period.  These increases were partially offset by a $3.4 million decrease in assumed premium from mandatory pooling arrangements.  The ELCM for our voluntary business was 1.64 for the six months ended June 30, 2018 compared to 1.67 for the same period in 2017.

Net Premiums Written. Net premiums written for the six months ended June 30, 2018 were $186.3 million, compared to $177.5 million for the same period in 2017, an increase of 5.0%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.6% for the first six months of 2018 and 2017.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Net Premiums Earned. Net premiums earned for the first six months of 2018 were $176.3 million, compared to $173.7 million for the same period in 2017, an increase of 1.5%. The increase was attributable to the increase in net premiums written during the period.

Net Investment Income. Net investment income for the first six months of 2018 was $14.5 million, compared to $14.2 million for the same period in 2017, an increase of 2.3%. The increase was largely due to the change in value of an investment in a limited partnership hedge fund recorded in the prior year.  During the six months ended June 30, 2017, there was a decrease in value of the hedge fund.  The change in value of this investment was recorded in investment income.  Average invested assets, including cash and cash equivalents were $1.2 billion in the six months ended June 30, 2018 and 2017. The pre-tax investment yield on our investment portfolio was 2.4% per annum during the six months ended June 30, 2018 and 2017. The tax-equivalent yield on our investment portfolio was 2.9% per annum for the first six months of 2018 compared to 3.3% in the same period in 2017. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the six months ended June 30, 2018 totaled $1.1 million, compared to net realized losses of $0.6 million for the same period in 2017.  Net realized losses in the first six months of 2018 were attributable to the sale of fixed maturity securities classified as available-for-sale.   Net realized losses in the first six months of 2017 were attributable to called fixed maturity securities.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized losses on equity securities for the six months ended June 30, 2018 were $0.3 million and represent the change in fair value recognized in net income as a result of the adoption of ASU 2016-01 as further discussed in Note 1 above.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $105.2 million for the six months ended June 30, 2018, compared to $102.6 million for the same period in 2017, an increase of $2.6 million, or 2.5%. The current accident year loss and LAE incurred were $126.1 million, or 71.5% of net premiums earned, compared to $119.8 million, or 69.0% of net premiums earned, for the same period in 2017. We recorded favorable prior accident year development of $20.8 million in the first six months of 2018, compared to favorable prior accident year development of $17.2 million in the same period of 2017, as further discussed below in “Prior Year Development.” Our net loss ratio was 59.7% in the first six months of 2018, compared to 59.1% for the same period of 2017.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the six months ended June 30, 2018 were $41.5 million, compared to $41.4 million for the same period in 2017, an increase of 0.3%. This increase was primarily due to a $1.5 million increase in premium taxes, a $0.7 million increase in commission expense and a $0.3 million change in reinsurance experience-rated commission.  Offsetting these increases were a $1.7 million decrease in insurance related assessments and a $0.6 million decrease in accounts receivable write-offs. Our expense ratio was 23.6% in the first six months of 2018 compared to 23.8% in the same period of 2017.

Income Tax Expense. Income tax expense for the six months ended June 30, 2018 was $7.2 million, compared to $11.9 million for the same period in 2017. The decrease was attributable to the lower federal corporate income tax rate of 21% compared to 35% in the same period of 2017 in addition to a decrease in pre-tax income to $40.3 million in the first six months of 2018 from $40.9 million in the first six months of 2017. The effective tax rate for the Company decreased to 17.9% for the six months ended June 30, 2018 from 29.1% for the six months ended June 30, 2017.  The decrease in the effective tax rate resulted largely from the lower federal income tax rate for the six months ended June 30, 2018 compared with the six months ended June 30, 2017.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $37.0 million for the six months ended June 30, 2018, which represented a $3.8 million decrease from $40.8 million in net cash provided by operating activities for the six months ended June 30, 2017. This decrease in operating cash flow was attributable to a $7.9 million increase in amounts held by others, a $6.4 million increase in losses paid and a $1.1 million decrease in investment income.  Offsetting these amounts were a $9.5 million decrease in federal taxes paid and a $2.1 million increase in premium collections.

Net cash used in investing activities was $62.8 million for the six months ended June 30, 2018, compared to net cash used in investment activities of $38.0 million for the same period in 2017. Cash provided by sales and maturities of investments totaled $132.8 million for the six months ended June 30, 2018, compared to $133.9 million for the same period in 2017. A total of $194.7 million in cash was used to purchase investments in the six months ended June 30, 2018, compared to $177.7 million in purchases for the same period in 2017.

Net cash used in financing activities in the six months ended June 30, 2018 was $8.6 million compared to net cash used in financing activities of $7.8 million for the same period in 2017. In the six months ended June 30, 2018, $8.6 million of cash was used for dividends paid to shareholders compared to $7.8 million in the same period of 2017. Proceeds from stock option exercises totaled $0.1 million in first half of 2018 compared to none in the same period in 2017.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.2 billion at June 30, 2018 and December 31, 2017. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2018, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$432,914	36.4%
Corporate bonds	98,702	8.3%
U.S. agency-based mortgage-backed securities	9,038	0.8%
U.S. Treasury securities and obligations of U.S. government agencies	64,063	5.4%
Asset-backed securities	1,160	0.1%
Total fixed maturity securities—held-to-maturity	605,877	51.0%
Fixed maturity securities—available-for-sale:
States and political subdivisions	218,300	18.4%
Corporate bonds	143,959	12.1%
U.S. agency-based mortgage-backed securities	13,362	1.1%
U.S. Treasury securities and obligations of U.S. government agencies	65,141	5.5%
Total fixed maturity securities—available-for-sale	440,762	37.1%
Equity securities	13,590	1.1%
Short-term investments	106,811	9.0%
Cash and cash equivalents	21,176	1.8%
Total investments, including cash and cash equivalents	$1,188,216	100.0%

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

During the three and six months ended June 30, 2018 and 2017, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Prior Year Development

The Company recorded favorable prior accident year development of $11.6 million in the three months ended June 30, 2018. The table below sets forth the favorable development for the three and six months ended June 30, 2018 and 2017 for accident years 2013 through 2017 and, collectively, for all accident years prior to 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Accident Year
2017	$—	$—	$—	$—
2016	3.2	—	3.2	—
2015	3.4	4.3	9.4	4.3
2014	1.4	3.5	4.3	7.5
2013	1.7	1.5	1.7	3.9
Prior to 2013	1.9	1.4	2.2	1.5
Total net development	$11.6	$10.7	$20.8	$17.2

The table below sets forth the number of open claims as of June 30, 2018 and 2017, and the number of claims reported and closed during the three and six months then ended.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Open claims at beginning of period	4,943	4,942	4,982	5,195
Claims reported	1,386	1,252	2,645	2,476
Claims closed	(1,307)	(1,353)	(2,605)	(2,830)
Open claims at end of period	5,022	4,841	5,022	4,841

The number of open claims at June 30, 2018 increased by 181 claims as compared to the number of open claims at June 30, 2017. At June 30, 2018, our incurred amounts for certain accident years, particularly 2016, 2015 and 2014, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of June 30, 2018, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of June 30, 2018, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million.  The Company had $25.0 million available for future purchases at June 30, 2018 under this program.  There were no shares repurchased during the six months ended June 30, 2018 and 2017. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations.  It is anticipated that future purchases will be funded from available capital.

Item 6. Exhibits.

Exhibit No.	Description

10.1	2018 Restated Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 29, 2016)

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neal A. Fuller filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Neal A. Fuller filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

August 3, 2018	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

August 3, 2018	/s/ Neal A. Fuller
Neal A. Fuller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)