Form 10-Q
period 2018-09-30
AMERISAFE INC
filed 2018-10-26
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Commission file number:

001-12251

AMERISAFE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Texas	75-2069407
(State of Incorporation)	(I.R.S. Employer Identification Number)

2301 Highway 190 West, DeRidder, Louisiana	70634
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 463-9052

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of October 24, 2018, there were 19,269,980 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $599,885 and $639,309 in 2018 and 2017, respectively)	$602,830	$629,668
Fixed maturity securities—available-for-sale, at fair value (cost $473,315 and $461,236 in 2018 and 2017, respectively)	468,019	465,594
Equity securities, at fair value (cost $14,532 and $8,503 in 2018 and 2017, respectively)	14,791	9,282
Short-term investments	104,896	25,770
Total investments	1,190,536	1,130,314
Cash and cash equivalents	33,324	55,559
Amounts recoverable from reinsurers	109,269	90,133
Premiums receivable, net of allowance	178,625	174,234
Deferred income taxes	19,898	19,262
Accrued interest receivable	10,776	10,635
Property and equipment, net	6,462	6,128
Deferred policy acquisition costs	21,326	20,251
Federal income tax recoverable	—	1,761
Other assets	16,753	9,959
Total assets	$1,586,969	$1,518,236
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$791,129	$771,845
Unearned premiums	165,167	157,270
Amounts held for others	40,269	36,908
Policyholder deposits	47,624	48,364
Insurance-related assessments	29,814	28,246
Federal income tax payable	1,558	—
Accounts payable and other liabilities	38,996	37,076
Payable for investments purchased	13,416	13,104
Total liabilities	1,127,973	1,092,813
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2018 and 2017; 20,528,230 and 20,504,165 shares issued and 19,269,980 and 19,245,915 shares outstanding in 2018 and 2017, respectively	205	204
Additional paid-in capital	211,156	210,081
Treasury stock, at cost (1,258,250 shares in 2018 and 2017)	(22,370)	(22,370)
Accumulated earnings	274,206	233,896
Accumulated other comprehensive income (loss), net	(4,201)	3,612
Total shareholders’ equity	458,996	425,423
Total liabilities and shareholders’ equity	$1,586,969	$1,518,236

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Gross premiums written	$85,324	$87,035	$276,368	$269,152
Ceded premiums written	(2,283)	(1,992)	(6,982)	(6,581)
Net premiums written	$83,041	$85,043	$269,386	$262,571
Net premiums earned	$85,184	$85,118	$261,489	$258,779
Net investment income	7,884	7,788	22,396	21,969
Net realized losses on investments	(329)	(192)	(1,471)	(761)
Net unrealized gains on equity securities	573	—	259	—
Fee and other income	217	90	411	284
Total revenues	93,529	92,804	283,084	280,271
Expenses
Loss and loss adjustment expenses incurred	47,598	48,394	152,836	151,038
Underwriting and certain other operating costs	8,011	7,218	23,842	23,363
Commissions	6,416	6,030	19,526	18,424
Salaries and benefits	6,179	6,033	18,786	18,899
Policyholder dividends	865	1,573	3,290	4,107
Total expenses	69,069	69,248	218,280	215,831
Income before income taxes	24,460	23,556	64,804	64,440
Income tax expense	4,759	6,979	11,978	18,858
Net income	$19,701	$16,577	$52,826	$45,582
Earnings per share
Basic	$1.03	$0.86	$2.75	$2.38
Diluted	$1.02	$0.86	$2.74	$2.37
Shares used in computing earnings per share
Basic	19,216,545	19,171,912	19,204,196	19,161,529
Diluted	19,272,984	19,236,114	19,281,036	19,235,955
Cash dividends declared per common share	$0.22	$0.20	$0.66	$0.60

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$19,701	$16,577	$52,826	$45,582
Other comprehensive income:
Unrealized gain (loss) on securities, net of tax (1)	(2,118)	617	(7,813)	3,525
Comprehensive income	$17,583	$17,194	$45,013	$49,107

______________

(1)	Data presented for 2018 includes debt securities only compared to 2017 which includes both debt and equity securities.

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)	Total
Balance at December 31, 2017	20,504,165	$204	$210,081	(1,258,250)	$(22,370)	$233,896	$3,612	$425,423
Comprehensive income	—	—	—	—	—	52,826	(7,813)	45,013
Impact of adoption of ASU 2016-01	—	—	—	—	—	614	—	614
Impact of adoption of ASU 2018-02	—	—	—	—	—	(414)	—	(414)
Common stock issued upon exercise of options	15,000	—	67	—	—	—	—	67
Common stock issued	9,065	1	195	—	—	—	—	196
Share-based compensation	—	—	813	—	—	—	—	813
Dividends to shareholders	—	—	—	—	—	(12,716)	—	(12,716)
Balance at September 30, 2018	20,528,230	$205	$211,156	(1,258,250)	$(22,370)	$274,206	$(4,201)	$458,996

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$52,826	$45,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	748	760
Net amortization of investments	8,414	10,815
Deferred income taxes	1,388	342
Net realized losses on investments	1,471	761
Net unrealized gains on equity securities	(259)	—
Net realized losses on disposal of assets	—	2
Share-based compensation	1,074	1,283
Changes in operating assets and liabilities:
Premiums receivable, net	(4,391)	(2,492)
Accrued interest receivable	(141)	125
Deferred policy acquisition costs	(1,075)	(1,606)
Amounts held by others	(7,855)	27,848
Other assets	2,692	(5,131)
Reserves for loss and loss adjustment expenses	19,284	12,250
Unearned premiums	7,897	3,792
Reinsurance balances	(19,136)	(1,320)
Amounts held for others and policyholder deposits	2,621	2,503
Accounts payable and other liabilities	5,185	6,813
Net cash provided by operating activities	70,743	102,327
Investing activities
Purchases of investments held-to-maturity	(71,872)	(149,981)
Purchases of investments available-for-sale	(82,519)	(79,116)
Purchases of equity securities	(5,251)	(7,499)
Purchases of short-term investments	(133,355)	(53,789)
Proceeds from maturities of investments held-to-maturity	85,322	112,715
Proceeds from sales and maturities of investments available-for-sale	79,539	82,270
Proceeds from sales and maturities of short-term investments	48,965	17,610
Proceeds from redemptions of other investments	130	9,000
Purchases of property and equipment	(1,083)	(446)
Net cash used in investing activities	(80,124)	(69,236)
Financing activities
Proceeds from stock option exercises	67	—
Dividends to shareholders	(12,921)	(11,649)
Net cash used in financing activities	(12,854)	(11,649)
Change in cash and cash equivalents	(22,235)	21,442
Cash and cash equivalents at beginning of period	55,559	58,936
Cash and cash equivalents at end of period	$33,324	$80,378

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, manufacturing, and agriculture. Assets and revenues of AIIC represent at least 95% of comparable consolidated amounts of the Company for each of the nine months ended September 30, 2018 and 2017.

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

Adopted Accounting Guidance

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This guidance requires fair value measurement for equity investments (not including those that result in consolidation of the investee or use the equity method of accounting) and the recognition of changes in fair value to be presented as a component of net income.  The guidance also revises the disclosure requirements related to fair value changes of liabilities presented in comprehensive income, eliminates disclosure related to the methods and assumptions underlying fair value for financial instruments measured at amortized cost, and simplifies impairment assessments for equity investments without readily determinable fair values.  The adoption of this new guidance in the first quarter of 2018 resulted in an immaterial decrease in net income of $390 thousand or a $0.02 decrease in our diluted earnings per common share.  At December 31, 2017, equity investments were classified as available-for-sale on the Company’s balance sheet.  However, upon adoption, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments.

In May 2014, the FASB issued ASU 2014-09 (Topic 606): Revenue from Contracts with Customers.  The guidance revises the criteria for revenue recognition and requires that the revenue recognized reflect the transfer of promised goods or services to customers in an amount that represents the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard was effective for us in the first quarter of 2018.  The adoption of the new guidance had no impact on the Company's reporting and disclosure of net premiums earned, net investment income or net realized gains and losses, as these items are not within the scope of this new guidance. The remaining revenue sources are immaterial.

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

Prospective Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the contract as a capital lease, are met.  The new guidance requires a lessee to recognize a lease liability and a right of use asset for all leases extending beyond twelve months.  The new guidance is effective for us in the first quarter of 2019.  Prior comparative periods will not be adjusted.  Adoption of the guidance is not expected to have a material effect on the Company’s consolidated financial statements as the Company does not have any significant leases.

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

All other issued but not yet effective accounting and reporting standards as of September 30, 2018 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Stock Options and Restricted Stock

As of September 30, 2018, the Company has three equity incentive plans: the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”), the AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). In connection with the approval of the 2012 Incentive Plan by the Company’s shareholders, no further grants will be made under the 2005 Incentive Plan.  All grants made under the 2005 Incentive plan continue in effect, subject to the terms and conditions of the 2005 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information regarding the Company’s incentive plans.

During the nine months ended September 30, 2018, the Company granted 3,304 shares of common stock to executive officers and 5,761 shares of restricted common stock to non-employee directors.  The market value of the shares granted totaled $0.5 million.  During the nine months ended September 30, 2017, the Company granted 7,434 shares of common stock to executive officers and 6,454 shares of restricted common stock to non-employee directors. The market value of the shares granted totaled $0.7 million.

During the nine months ended September 30, 2018, options to purchase 15,000 shares of common stock were exercised. In connection with these exercises, the Company received $0.1 million of stock option proceeds.  During the nine months ended September 30, 2017, no options to purchase shares of common stock were exercised.

The Company recognized share-based compensation expense of $0.3 million in the quarter ended September 30, 2018 and 2017.  The Company recognized share-based compensation expense of $1.1 million in the nine months ended September 30, 2018 and $1.3 million for the same period in 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$19,701	$16,577	$52,826	$45,582
Basic weighted average common shares	19,216,545	19,171,912	19,204,196	19,161,529
Basic earnings per common share	$1.03	$0.86	$2.75	$2.38
Diluted EPS:
Net income	$19,701	$16,577	$52,826	$45,582
Diluted weighted average common shares:
Weighted average common shares	19,216,545	19,171,912	19,204,196	19,161,529
Stock options and restricted stock	56,439	64,202	76,840	74,426
Diluted weighted average common shares	19,272,984	19,236,114	19,281,036	19,235,955
Diluted earnings per common share	$1.02	$0.86	$2.74	$2.37

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at September 30, 2018 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$430,408	$3,053	$(4,773)	$428,688
Corporate bonds	95,731	9	(879)	94,861
U.S. agency-based mortgage-backed securities	8,535	359	(87)	8,807
U.S. Treasury securities and obligations of U.S. government agencies	67,052	325	(966)	66,411
Asset-backed securities	1,104	24	(10)	1,118
Totals	$602,830	$3,770	$(6,715)	$599,885

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, those investments classified as available-for-sale at September 30, 2018 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$229,007	$2,334	$(3,854)	$227,487
Corporate bonds	163,834	43	(929)	162,948
U.S. agency-based mortgage-backed securities	13,256	—	(476)	12,780
U.S. Treasury securities and obligations of U.S. government agencies	67,218	—	(2,414)	64,804
Totals	$473,315	$2,377	$(7,673)	$468,019

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

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at September 30, 2018, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$80,180	$80,293
After one year through five years	260,292	259,523
After five years through ten years	85,673	84,902
After ten years	167,046	165,242
U.S. agency-based mortgage-backed securities	8,535	8,807
Asset-backed securities	1,104	1,118
Totals	$602,830	$599,885

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at September 30, 2018, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$73,298	$73,137
After one year through five years	165,853	163,342
After five years through ten years	44,355	43,378
After ten years	176,553	175,382
U.S. agency-based mortgage-backed securities	13,256	12,780
Totals	$473,315	$468,019

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
	(in thousands)
September 30, 2018
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$237,284	$3,737	$35,373	$1,036	$272,657	$4,773
Corporate bonds	67,454	584	21,100	295	88,554	879
U.S. agency-based mortgage-backed securities	1,962	65	482	22	2,444	87
U.S. Treasury securities and obligations of U.S. government agencies	31,676	443	29,054	523	60,730	966
Asset-backed securities	510	8	38	2	548	10
Total held-to-maturity securities	338,886	4,837	86,047	1,878	424,933	6,715
Available-for-Sale
Fixed maturity securities:
States and political subdivisions	$97,971	$2,118	$21,048	$1,736	$119,019	$3,854
Corporate bonds	133,712	772	9,615	157	143,327	929
U.S. agency-based mortgage-backed securities	8,356	288	4,424	188	12,780	476
U.S. Treasury securities and obligations of U.S. government agencies	8,376	296	56,428	2,118	64,804	2,414
Total available-for-sale securities	248,415	3,474	91,515	4,199	339,930	7,673
Total	$587,301	$8,311	$177,562	$6,077	$764,863	$14,388

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
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

At September 30, 2018, the Company held 507 individual fixed maturity securities that were in an unrealized loss position, of which 101 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

During the third quarter of 2018, the Company recognized through income $0.6 million of net unrealized gains on equity securities held as of September 30, 2018.  For the nine months ended September 30, 2018, the Company recognized through income $0.3 million of net unrealized gains on equity securities held as of September 30, 2018.

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

We reviewed all securities with unrealized losses in accordance with the impairment policy described above. The Company determined that the unrealized losses in the fixed maturity securities portfolio related primarily to changes in market interest rates since the date of purchase, current conditions in the capital markets and the impact of those conditions on market liquidity and prices generally. During the nine months ended September 30, 2018, unrealized losses increased as rising interest rates decreased the fair value of securities held in the fixed maturity securities portfolio.  We expect to recover the carrying value of these securities as it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis.

During the nine months ended September 30, 2018 and 2017, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Net realized losses in the nine months ended September 30, 2018 were $1.5 million resulting from the sale of equity and fixed maturity securities classified as available-for-sale of $1.1 million and called fixed maturity securities of $0.4 million. Net realized losses in the nine months ended September 30, 2017 were $0.8 million resulting from called fixed maturity securities.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of September 30, 2018, the Company had no material unrecognized tax benefits and no adjustments to liabilities were required.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended September 30, 2018 and 2017.

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

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Balance, beginning of period	$771,845	$742,776
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	84,889	78,256
Net balance, beginning of period	686,956	664,520
Add incurred related to:
Current accident year	186,964	178,562
Prior accident years	(34,128)	(27,524)
Total incurred	152,836	151,038
Less paid related to:
Current accident year	37,901	31,749
Prior accident years	115,194	108,284
Total paid	153,095	140,033
Net balance, end of period	686,697	675,525
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	104,432	79,501
Balance, end of period	$791,129	$755,026

The foregoing reconciliation reflects favorable development of the net reserves at September 30, 2018 and September 30, 2017. The favorable development reduced loss and loss adjustment expenses incurred by $34.1 million and $27.5 million in 2018 and 2017, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

Note 7. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $17.6 million for the three months ended September 30, 2018, compared to $17.2 million for the three months ended September 30, 2017.  Comprehensive income was $45.0 million for the nine months ended September 30, 2018, compared to $49.1 million for the same period in 2017.  The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale debt securities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$(2,083)	$2,416	$3,612	$(492)
Other comprehensive income (loss) before reclassification	(2,143)	820	(7,964)	4,032
Amounts reclassified from accumulated other comprehensive income	25	(203)	151	(507)
Net current period other comprehensive income (loss)	(2,118)	617	(7,813)	3,525
Ending balance	$(4,201)	$3,033	$(4,201)	$3,033

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Nine Months Ended		Affected line item in the
Comprehensive Income	September 30,		September 30,		statement of income
	2018	2017	2018	2017
	(in thousands)
Unrealized gains (losses) on available-for-sale securities	$(32)	$312	$(445)	$780	Net realized losses on investments
	(32)	312	(445)	780	Income before income taxes
	7	(109)	40	(273)	Income tax expense
	$(25)	$203	$(405)	$507	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2018.

At September 30, 2018, assets measured at fair value on a recurring basis are summarized below:

	September 30, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$227,487	$—	$227,487
Corporate bonds	—	162,948	—	162,948
U.S. agency-based mortgage-backed securities	—	12,780	—	12,780
U.S. Treasury securities	64,804	—	—	64,804
Total securities available-for-sale—fixed maturity	64,804	403,215	—	468,019
Equity securities:
Domestic common stock	14,789	—	2	14,791
Total	$79,593	$403,215	$2	$482,810

At September 30, 2018, assets measured at amortized cost are summarized below:

	September 30, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$428,688	$—	$428,688
Corporate bonds	—	94,861	—	94,861
U.S. agency-based mortgage-backed securities	—	8,807	—	8,807
U.S. Treasury securities	7,057	—	—	7,057
Obligations of U.S. government agencies	—	59,354	—	59,354
Asset-backed securities	—	1,118	—	1,118
Total held-to-maturity	$7,057	$592,828	$—	$599,885

At December 31, 2017, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$251,140	$—	$251,140
Corporate bonds	—	130,222	—	130,222
U.S. agency-based mortgage-backed securities	—	18,014	—	18,014
U.S. Treasury securities and obligations of U.S. government agencies	66,218	—	—	66,218
Total securities available-for-sale—fixed maturity	$66,218	$399,376	$—	$465,594
Securities available-for-sale—Equity:
Domestic common stock	9,248	—	34	9,282
Total available-for-sale	$75,466	$399,376	$34	$474,876

At December 31, 2017, assets measured at amortized cost are summarized below:

	December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$469,101	$—	$469,101
Corporate bonds	—	100,047	—	100,047
U.S. agency-based mortgage-backed securities	—	10,845	—	10,845
U.S. Treasury securities	6,750	—	—	6,750
Obligations of U.S. government agencies	—	51,257	—	51,257
Asset-backed securities	—	1,309	—	1,309
Total held-to-maturity	$6,750	$632,559	$—	$639,309

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

The following table presents summary information regarding changes in the fair value of assets measured at fair value using Level 3 input.

	Nine Months Ended	Twelve Months Ended
	September 30, 2018	December 31, 2017
	(in thousands)
Balance, beginning of period	$34	$—
Transfer into Level 3	—	34
Unrealized loss on equity security	(32)	—
Balance, end of period	$2	$34

At September 30, 2018, the Company held one security measured at fair value on a nonrecurring basis due to a recognized impairment of $100,000. The security was valued at fair value at the time of impairment and is currently being carried at the adjusted amortized cost value of $12,000 at September 30, 2018.  The security is valued using Level 2 inputs and had a fair value of $32,000 at September 30, 2018.

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

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$602,830	$599,885	$629,668	$639,309
Fixed maturity securities—available-for-sale	468,019	468,019	465,594	465,594
Equity securities	14,791	14,791	9,282	9,282
Short-term investments	104,896	104,896	25,770	25,770
Cash and cash equivalents	33,324	33,324	55,559	55,559

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in the nine months ended September 30, 2018 and 2017.

Note 10. Subsequent Events

On October 23, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share payable on December 28, 2018 to shareholders of record as of December 14, 2018. The Board considers the payment of a regular cash dividend each calendar quarter.

On October 23, 2018, the Company’s Board of Directors declared an extraordinary dividend of $3.50 per share payable on December 28, 2018 to shareholders of record as of December 14, 2018.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2018 and 2017. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$85,324	$87,035	$276,368	$269,152
Net premiums earned	85,184	85,118	261,489	258,779
Net investment income	7,884	7,788	22,396	21,969
Total revenues	93,529	92,804	283,084	280,271
Total expenses	69,069	69,248	218,280	215,831
Net income	19,701	16,577	52,826	45,582
Diluted earnings per common share	$1.02	$0.86	$2.74	$2.37
Other Key Measures
Net combined ratio (1)	81.1%	81.4%	83.5%	83.5%
Return on average equity (2)	17.4%	13.6%	15.9%	12.8%
Book value per share (3)	$23.82	$25.72	$23.82	$25.72

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

Consolidated Results of Operations for Three Months Ended September 30, 2018 Compared to September 30, 2017

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2018 were $85.3 million, compared to $87.0 million for the same period in 2017, a decrease of 2.0%. The decrease was attributable to a $1.0 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.5 million decrease in assumed premium from mandatory pooling arrangements.  The effective loss cost multiplier, or ELCM, for our voluntary business was 1.65 for the third quarter ended September 30, 2018 compared to 1.69 for the same period in 2017.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2018 were $83.0 million, compared to $85.0 million for the same period in 2017, a decrease of 2.4%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.6% for the third quarter of 2018 compared to 2.3% for the same period in 2017.  The increase in ceded premiums as a percentage of gross premiums earned reflects a $0.3 million decrease in the third quarter of 2017 resulting from a prior period accrual adjustment.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Net Premiums Earned. Net premiums earned for the third quarter of 2018 were $85.2 million, compared to $85.1 million for the same period in 2017, an increase of 0.1%. The increase was attributable to earned premium on policies written in previous quarters.

Net Investment Income. Net investment income for the quarter ended September 30, 2018 was $7.9 million, compared to $7.8 million for the same period in 2017, an increase of 1.2%.  The increase was due to slightly higher investment yields on fixed-income securities.  Average invested assets, including cash and cash equivalents, were $1.2 billion in the quarter ended September 30, 2018 and 2017. The pre-tax investment yield on our investment portfolio was 2.6% per annum during the quarter ended September 30, 2018 and 2017. The tax-equivalent yield on our investment portfolio was 3.0% per annum for the quarter ended September 30, 2018 and 3.2% for the same period in 2017. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended September 30, 2018 totaled $0.3 million compared to net realized losses of $0.2 million for the same period in 2017. Net realized losses in the third quarter of 2018 and 2017 were attributable to called fixed maturity securities.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized gains on equity securities for the three months ended September 30, 2018 were $0.6 million and represent the change in fair value recognized in net income as a result of the adoption of ASU 2016-01 as further discussed in Note 1 above.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $47.6 million for the three months ended September 30, 2018, compared to $48.4 million for the same period in 2017, a decrease of $0.8 million, or 1.6%. The current accident year loss and LAE incurred were $60.9 million, or 71.5% of net premiums earned, compared to $58.7 million, or 69.0% of net premiums earned for the same period in 2017. We recorded favorable prior accident year development of $13.3 million in the third quarter of 2018, compared to favorable prior accident year development of $10.3 million in the same period of 2017, as further discussed below in “Prior Year Development.” Our net loss ratio was 55.9% in the third quarter of 2018, compared to 56.9% for the same period of 2017.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2018 were $20.6 million, compared to $19.3 million for the same period in 2017, an increase of 6.9%. This increase was primarily due to a $0.7 million increase in insurance related assessments, a $0.4 million increase in commission expense and a $0.2 million increase in accounts receivable write-offs.  Our expense ratio was 24.2% in the third quarter of 2018 compared to 22.7% in the third quarter of 2017.

Income Tax Expense. Income tax expense for the three months ended September 30, 2018 was $4.8 million, compared to $7.0 million for the same period in 2017. The decrease was attributable to the lower federal corporate income tax rate of 21% compared to 35% in the same period of 2017 offset by an increase in the pre-tax income to $24.5 million in the quarter ended September 30, 2018 from $23.6 million in the same period in 2017. The effective tax rate for the Company decreased to 19.5% in the quarter ended September 30, 2018 from 29.6% in the same period in 2017. The decrease in the effective tax rate resulted from the lower federal income tax rate offset by a slightly lower proportion of tax-exempt income to underwriting income in the quarter relative to the third quarter of 2017.

Consolidated Results of Operations for Nine Months Ended September 30, 2018 Compared to September 30, 2017

Gross Premiums Written. Gross premiums written for the first nine months of 2018 were $276.4 million, compared to $269.2 million for the same period in 2017, an increase of 2.7%. The increase was primarily attributable to a $6.5 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.9 million increase in annual premiums on voluntary policies written during the period.  These increases were partially offset by a $5.8 million decrease in assumed premium from mandatory pooling arrangements.  The ELCM for our voluntary business was 1.65 for the nine months ended September 30, 2018 compared to 1.67 for the same period in 2017.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2018 were $269.4 million, compared to $262.6 million for the same period in 2017, an increase of 2.6%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.6% for the first nine months of 2018 compared to 2.5% for the same period in 2017.  The increase in ceded premiums as a percentage of gross premiums earned reflects a decrease of $0.3 million of ceded premiums in 2017 resulting from a prior period accrual adjustment.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Net Premiums Earned. Net premiums earned for the first nine months of 2018 were $261.5 million, compared to $258.8 million for the same period in 2017, an increase of 1.0%. The increase was attributable to the increase in net premiums written during the period.

Net Investment Income. Net investment income for the first nine months of 2018 was $22.4 million, compared to $22.0 million for the same period in 2017, an increase of 1.9%. The increase was due to slightly higher investment yields on fixed-income securities.  Average invested assets, including cash and cash equivalents were $1.2 billion in the nine months ended September 30, 2018 and 2017. The pre-tax investment yield on our investment portfolio was 2.5% per annum during the nine months ended September 30, 2018 and 2017. The tax-equivalent yield on our investment portfolio was 3.0% per annum for the first nine months of 2018 compared to 3.2% in the same period in 2017. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the nine months ended September 30, 2018 totaled $1.5 million, compared to net realized losses of $0.8 million for the same period in 2017.  Net realized losses in the first nine months of 2018 were attributable to the sale of equity and fixed maturity securities classified as available-for-sale and called fixed maturity securities.   Net realized losses in the first nine months of 2017 were attributable to called fixed maturity securities.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized gains on equity securities for the nine months ended September 30, 2018 were $0.3 million and represent the change in fair value recognized in net income as a result of the adoption of ASU 2016-01 as further discussed in Note 1 above.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $152.8 million for the nine months ended September 30, 2018, compared to $151.0 million for the same period in 2017, an increase of $1.8 million, or 1.2%. The current accident year loss and LAE incurred were $187.0 million, or 71.5% of net premiums earned, compared to $178.6 million, or 69.0% of net premiums earned, for the same period in 2017. We recorded favorable prior accident year development of $34.1 million in the first nine months of 2018, compared to favorable prior accident year development of $27.5 million in the same period of 2017, as further discussed below in “Prior Year Development.” Our net loss ratio was 58.4% in the first nine months of both 2018 and 2017.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2018 were $62.2 million, compared to $60.7 million for the same period in 2017, an increase of 2.4%. This increase was primarily due to a $1.4 million increase in premium taxes and a $1.1 million increase in commission expense. Offsetting these increases were a $1.0 million decrease in insurance related assessments and a $0.4 million decrease in accounts receivable write-offs. Our expense ratio was 23.8% in the first nine months of 2018 compared to 23.5% in the same period of 2017.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2018 was $12.0 million, compared to $18.9 million for the same period in 2017. The decrease was attributable to the lower federal corporate income tax rate of 21% compared to 35% in the same period of 2017 offset by an increase in pre-tax income to $64.8 million in the first nine months of 2018 from $64.4 million in the first nine months of 2017. The effective tax rate for the Company decreased to 18.5% for the nine months ended September 30, 2018 from 29.3% for the nine months ended September 30, 2017.  The decrease in the effective tax rate resulted largely from the lower federal income tax rate offset by a slightly lower proportion of tax-exempt income to underwriting income for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $70.7 million for the nine months ended September 30, 2018, which represented a $31.6 million decrease from $102.3 million in net cash provided by operating activities for the nine months ended September 30, 2017. This decrease in operating cash flow was attributable to a $35.7 million increase in the change in amounts held by others, a $12.7 million increase in losses paid, a $2.2 million decrease in investment income and a $1.2 million increase in dividends paid to policyholders.  Offsetting these amounts were a $13.0 million decrease in federal taxes paid, a $5.3 million increase in premium collections and a $2.0 million decrease in underwriting expenses paid.  In the prior year, the Company recorded the return of an appeal bond of $26.8 million which resulted in increased cash flow from operations during that period.

Net cash used in investing activities was $80.1 million for the nine months ended September 30, 2018, compared to net cash used in investment activities of $69.2 million for the same period in 2017. Cash provided by sales and maturities of investments totaled $213.8 million for the nine months ended September 30, 2018, compared to $212.6 million for the same period in 2017. A total of $293.0 million in cash was used to purchase investments in the nine months ended September 30, 2018, compared to $290.4 million in purchases for the same period in 2017.

Net cash used in financing activities in the nine months ended September 30, 2018 was $12.9 million compared to net cash used in financing activities of $11.6 million for the same period in 2017. In the nine months ended September 30, 2018, $12.9 million of cash was used for dividends paid to shareholders compared to $11.6 million in the same period of 2017.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.2 billion at September 30, 2018 and December 31, 2017. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2018, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$430,408	35.2%
Corporate bonds	95,731	7.8%
U.S. agency-based mortgage-backed securities	8,535	0.7%
U.S. Treasury securities and obligations of U.S. government agencies	67,052	5.5%
Asset-backed securities	1,104	0.1%
Total fixed maturity securities—held-to-maturity	602,830	49.3%
Fixed maturity securities—available-for-sale:
States and political subdivisions	227,487	18.6%
Corporate bonds	162,948	13.3%
U.S. agency-based mortgage-backed securities	12,780	1.0%
U.S. Treasury securities and obligations of U.S. government agencies	64,804	5.3%
Total fixed maturity securities—available-for-sale	468,019	38.2%
Equity securities	14,791	1.2%
Short-term investments	104,896	8.6%
Cash and cash equivalents	33,324	2.7%
Total investments, including cash and cash equivalents	$1,223,860	100.0%

Our debt securities classified as available-for-sale are “marked to market” as of the end of each calendar quarter. As of that date, unrealized gains and losses are recorded to Accumulated Other Comprehensive Income (Loss), except when such securities are deemed to be other-than-temporarily impaired. For our securities classified as held-to-maturity, unrealized gains and losses are not recorded in the financial statements until realized or until a decline in fair value, below amortized cost, is deemed to be other-than-temporary.  Beginning January 1, 2018, the change in fair value of our equity investments is presented as a component of net income.

During the three and nine months ended September 30, 2018 and 2017, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Prior Year Development

The Company recorded favorable prior accident year development of $13.3 million in the three months ended September 30, 2018. The table below sets forth the favorable development for the three and nine months ended September 30, 2018 and 2017 for accident years 2013 through 2017 and, collectively, for all accident years prior to 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Accident Year
2017	$—	$—	$—	$—
2016	2.4	—	5.6	—
2015	4.9	3.4	14.3	7.8
2014	3.1	3.0	7.4	10.5
2013	1.7	1.3	3.3	5.2
Prior to 2013	1.2	2.6	3.5	4.0
Total net development	$13.3	$10.3	$34.1	$27.5

The table below sets forth the number of open claims as of September 30, 2018 and 2017, and the number of claims reported and closed during the three and nine months then ended.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Open claims at beginning of period	5,022	4,841	4,982	5,195
Claims reported	1,536	1,428	4,181	3,904
Claims closed	(1,273)	(1,190)	(3,878)	(4,020)
Open claims at end of period	5,285	5,079	5,285	5,079

The number of open claims at September 30, 2018 increased by 206 claims as compared to the number of open claims at September 30, 2017. At September 30, 2018, our incurred amounts for certain accident years, particularly 2016, 2015 and 2014, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of September 30, 2018, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of September 30, 2018, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million.  The Company had $25.0 million available for future purchases at September 30, 2018 under this program.  There were no shares repurchased during the nine months ended September 30, 2018 and 2017. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations.  It is anticipated that future purchases will be funded from available capital.

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

AMERISAFE, INC.

October 26, 2018	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

October 26, 2018	/s/ Neal A. Fuller
Neal A. Fuller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)