Form 10-K
period 2018-12-31
AMERISAFE INC
filed 2019-02-28
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2018 the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,102.3 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of February 15, 2019, there were 19,269,980 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2019 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

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

•	general economic conditions, including recession, inflation, performance of financial markets, interest rates, unemployment rates and fluctuating asset values;
•	changes in relationships with independent agencies;
•	developments in capital markets that adversely affect the performance of our investments;
•	technology breaches or failures, including those resulting from a malicious cyber attack on the Company or its policyholders and medical providers;
•	decreased level of business activity of our policyholders caused by decreased business activity generally, and in particular in the industries we target;
•	greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;
•	adverse developments in economic, competitive, judicial or regulatory conditions within the workers’ compensation insurance industry;
•	loss of the services of any of our senior management or other key employees;
•	changes in regulations, laws, rates, rating factors, or taxes applicable to the Company, its policyholders or the agencies that sell its insurance;
•	changes in current accounting standards or new accounting standards;
•	changes in legal theories of liability under our insurance policies;
•	changes in rating agency policies, practices or ratings;
•	changes in the availability, cost or quality of reinsurance and the failure of our reinsurers to pay claims in a timely manner or at all;
•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and
•	other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

Hazardous industry employers tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target policyholders. For example, our construction employers on average paid premium rates equal to $6.25 per $100 of payroll to obtain workers’ compensation coverage for all of their employees in 2018.

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

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries. We have extensive experience insuring employers engaged in hazardous industries and have a history of profitably underwriting these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 93.6% in 2018.

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

Specialized Underwriting Expertise. Based on our 33-year history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools that support our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new and renewal business. We do not delegate underwriting authority to agencies, marketers or to any other third parties that sell our insurance.

Comprehensive Safety Services. We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention, and encourage safer workplaces by deploying experienced field safety professionals, or FSPs, to our policyholders’ worksites. In 2018, 93.6% of our new voluntary business policyholders were subject to pre-quotation safety inspections. Additionally, we perform periodic on-site safety surveys of all of our voluntary business policyholders.

Proactive Claims Management. Our employees manage substantially all of our open claims in-house, utilizing intensive claims management practices that emphasize a personalized approach, as well as quality, cost-effective medical treatment. As of December 31, 2018, open indemnity claims per field case manager, or FCM, averaged 47 claims, which we believe is significantly less than the industry average. We also believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation and more rapidly close claims, all of which ultimately lead to lower overall claim costs.

Efficient Operating Platform. Through extensive cost management initiatives, we maintain one of the most efficient operations in the workers’ compensation industry. In 2018, our expense ratio was 23.2%. We believe that our expense ratio is substantially lower than that of our competitors, which gives us a greater opportunity to generate an underwriting profit.

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

Increase Market Penetration. Based on data received from the National Association of Insurance Commissioners, the NAIC, we do not have more than 3.8% of the market share in any state we serve. As a result, we believe we have the opportunity to increase market penetration in each of the states in which we currently operate. Competition in our target markets is fragmented by state, employer size and industry. We believe that our specialized underwriting expertise and safety, claims and audit services position us to profitably increase our market share in our existing principal markets, with minimal increase in field service employees.

Prudent and Opportunistic Geographic Expansion. While we actively market our insurance in 27 states, 50.9% of our voluntary in-force premiums were generated in the six states where we derived 5.0% or more of our gross premiums written in 2018. We are licensed in an additional 20 states, the District of Columbia and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so.

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

Workers’ compensation was the fourth-largest property and casualty insurance line in the United States in 2017, according to the National Council on Compensation Insurance, Inc., the NCCI. Direct premiums written in 2017 for the workers’ compensation insurance industry were $58 billion, and direct premiums written for the property and casualty industry as a whole were $642 billion. According to the most recent market data reported by the NCCI, which is the official rating bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business were $17.6 billion.

Policyholders

As of December 31, 2018, we had more than 8,000 voluntary business policyholders with an average annual workers’ compensation policy written premium of $37,250.  As of December 31, 2018, our ten largest voluntary business policyholders accounted for 2.1% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 93.6% in 2018, 93.0% in 2017, and 92.7% in 2016.

In addition to our voluntary workers’ compensation business, we underwrite workers’ compensation policies for employers assigned to us and assume reinsurance premiums from mandatory pooling arrangements, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. Our assigned risk business fulfills our statutory obligation to participate in residual market plans in four states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2018, our assigned risk business accounted for 1.0% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 2.2% of our gross premiums written.

Targeted Industries

We provide workers’ compensation insurance primarily to employers in the following targeted hazardous industries:

Construction.  Includes a broad range of operations such as highway and bridge construction, building and maintenance of pipeline and powerline networks, excavation, commercial construction, roofing, iron and steel erection, tower erection and numerous other specialized construction operations. In 2018, our average policy premium for voluntary workers’ compensation within the construction industry was $39,223, or $6.25 per $100 of payroll.

Trucking.  Includes a broad spectrum of diverse operations including contract haulers, regional and local freight carriers, special equipment transporters and other trucking companies that conduct a variety of short- and long-haul operations. In 2018, our average policy premium for voluntary workers’ compensation within the trucking industry was $39,355, or $7.76 per $100 of payroll.

Logging and Lumber.  Includes tree harvesting, tree trimming, sawmills, and other operations associated with lumber and wood products. In 2018, our average policy premium for voluntary workers’ compensation within logging and lumber was $28,584, or $10.77 per $100 of payroll.

Manufacturing.  Includes a diverse group of businesses such as the production of goods for use or sale using labor and machines, tools, chemical and biological processing or formulation. In 2018, our average policy premium for voluntary workers’ compensation within the manufacturing industry was $31,253, or $3.73 per $100 of payroll.

Agriculture.  Includes crop maintenance and harvesting, grain and produce operations, nursery operations, meat processing, and livestock feed and transportation. In 2018, our average policy premium for voluntary workers’ compensation within the agriculture industry was $27,678, or $5.45 per $100 of payroll.

Maritime.  Includes ship building and repair, pier and marine construction, inter-coastal construction, and stevedoring. In 2018, our average policy premium for voluntary workers’ compensation within the maritime industry was $44,372, or $5.69 per $100 of payroll.

Oil and Gas. Includes various oil and gas activities including gathering, transportation, processing, production, and field service operations. In 2018, our average policy premium for voluntary workers’ compensation within the oil and gas industry was $37,243, or $2.91 per $100 of payroll.

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

Gross premiums written during the years ended December 31, 2018, 2017 and 2016, and the allocation of those premiums among the hazardous industries we target are presented in the table below.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2018	2017	2016	2018	2017	2016
	(in thousands)
Voluntary business:
Construction	$156,964	$154,629	$165,582	44.6%	44.1%	44.4%
Trucking	60,192	65,731	71,314	17.1%	18.8%	19.1%
Logging and Lumber	30,991	30,488	29,311	8.8%	8.7%	7.9%
Manufacturing	18,239	20,005	24,536	5.2%	5.7%	6.5%
Agriculture	15,948	16,309	15,652	4.5%	4.7%	4.2%
Maritime	7,908	7,606	10,080	2.3%	2.2%	2.7%
Oil and Gas	6,220	5,892	5,555	1.8%	1.7%	1.5%
Other	43,829	38,272	37,771	12.5%	10.9%	10.1%
Total voluntary business	340,291	338,932	359,801	96.8%	96.8%	96.4%
Assigned risk business	3,546	3,452	4,738	1.0%	1.0%	1.3%
Assumed premiums	7,859	7,883	8,516	2.2%	2.2%	2.3%
Total	$351,696	$350,267	$373,055	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 47 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with 11.4% or less of our gross premiums written in 2018 derived from any one state. The table below identifies, for the years ended December 31, 2018, 2017 and 2016, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the three years presented.

	Percentage of Gross Premiums Written Year Ended December 31,
State	2018	2017	2016
Florida	11.4%	11.2%	8.7%
Georgia	11.2%	12.2%	10.7%
Pennsylvania	8.9%	9.2%	10.6%
Louisiana	7.4%	7.1%	7.4%
North Carolina	5.5%	5.5%	5.8%
Illinois	5.4%	5.9%	7.0%
Virginia	4.3%	4.6%	4.6%
Wisconsin	4.2%	4.1%	3.8%
South Carolina	4.0%	4.1%	3.6%
Minnesota	3.9%	4.0%	4.2%
Total	66.2%	67.9%	66.4%

Sales and Marketing

We sell our workers’ compensation insurance through agencies. As of December 31, 2018, our insurance was sold through more than 2,400 independent agencies and our wholly-owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 29 states. We are selective in establishing and maintaining relationships with independent agencies.  We seek to do business with those agencies that provide quality application flow from companies operating in our target industries and classes that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Our average commission rate for our independent agencies was 7.6% for the year ended December 31, 2018. We pay our insurance agency subsidiary an average commission rate of 8.2%. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2018, independent agencies accounted for 96.2% of our voluntary in-force premiums. No single independent agency accounted for more than 1.1% of our voluntary in-force premiums at that date.

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

Our underwriting department reviews the application to determine if the application meets our underwriting criteria and whether all required information has been provided. If additional information is required, the underwriting department requests additional information from the agency submitting the application. This initial review process is generally completed within three days after the application is received by us.  Once this initial review process is complete, our underwriting department requests that a pre-quotation safety inspection be performed in most cases. In 2018, 93.6% of our new voluntary business policyholders were inspected prior to our offering a premium quote.

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

We obtain approval of our rates, including our LCMs, from state regulatory authorities. To maintain rates at profitable levels, we regularly monitor and adjust our LCMs. The effective LCM for our voluntary business was 1.64 for policy year 2018, 1.67 for policy year 2017, and 1.72 for policy year 2016. If we are unable to charge rates in a particular state or industry to produce satisfactory results, we seek to control and reduce our premium volume in that state or industry and redeploy our capital in other states or industries that offer greater opportunity to earn an underwriting profit.

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our FSPs travel to employers’ worksites to perform these safety inspections. These initial inspections allow our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2018, 93.6% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policies were not pre-quote inspected for a variety of reasons, including instances where the prospective policyholder was previously insured by us or previously inspected by us.

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

Claims

We have structured our claims operation to provide immediate, intensive and personal management of claims to guide injured employees through medical treatment, rehabilitation and recovery, with the primary goal of returning the injured employee to work as promptly as practicable and at maximum medical improvement. We seek to limit the number of claim disputes with injured employees through early intervention in the claims process. Where possible, we purchase annuities on longer life claims to close these claims, while still providing an appropriate level of benefits to injured employees.  While we seek to promptly settle valid claims, we also aggressively defend against claims we consider to be non-meritorious.

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

Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided. The FCM will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2018, we averaged 47 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our more than 33 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business, but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

In establishing reserves, we rely on the analysis of the more than 217,000 claims in our 33-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.

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

As of December 31, 2018, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $691.2 million, which includes $16.2 million in reserves for mandatory pooling arrangements as reported by the pool administrators. The estimate of our ultimate liability was derived from the process and methodology described above, which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates. We view our estimate of loss and DCC expenses as the most significant component of our reserve for loss and loss adjustment expenses.

Additional information regarding our reserve for unpaid loss and loss adjustment expenses (“LAE”) as of December 31, 2018, 2017, and 2016 is set forth below:

	2018	2017	2016
	(in thousands)
Gross case loss and DCC reserves	$616,012	$620,309	$555,926
AO reserves	21,782	21,979	21,995
Gross IBNR reserves	160,615	129,557	164,855
Gross unpaid loss, DCC and AO reserves	798,409	771,845	742,776
Reinsurance recoverables on unpaid loss and LAE	(107,216)	(84,889)	(78,256)
Net unpaid loss, DCC and AO reserves	$691,193	$686,956	$664,520

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by an increase and decrease of 30%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2018 data, are summarized below.

		Resultant Change in Net Loss and DCC Reserve
Change in Paid LDFs	Change in Incurred LDFs	Amount ($)	Percentage
		(in thousands)
30% increase	30% increase	52,391	8.0%
30% increase	No change	369	0.1%
30% increase	30% decrease	(51,101)	(7.8)%
No change	30% increase	52,108	8.0%
No change	30% decrease	(51,514)	(7.9)%
30% decrease	30% increase	52,063	8.0%
30% decrease	No change	(164)	(0.0)%
30% decrease	30% decrease	(51,854)	(7.9)%

For our paid and incurred weighted severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by an increase and decrease of 300 basis points. The results of this sensitivity analysis, using December 31, 2018 data, are summarized below.

	Resultant Change in Net Loss and DCC Reserve
Change in Severity Trend	Amount ($)	Percentage
	(in thousands)
300 basis point increase	896	0.1%
300 basis point decrease	(580)	(0.1)%

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2018, 2017 and 2016, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Balance, beginning of period	$771,845	$742,776	$718,033
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	84,889	78,256	64,858
Net balance, beginning of period	686,956	664,520	653,175
Add incurred related to:
Current accident year	250,487	244,094	250,337
Prior accident years	(45,596)	(34,770)	(51,306)
Total incurred	204,891	209,324	199,031
Less paid related to:
Current accident year	62,061	56,951	52,085
Prior accident years	138,593	129,937	135,601
Total paid	200,654	186,888	187,686
Net balance, end of period	691,193	686,956	664,520
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	107,216	84,889	78,256
Balance, end of period	$798,409	$771,845	$742,776

Our gross reserves for loss and loss adjustment expenses of $798.4 million as of December 31, 2018 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2018, we had 5,190 open claims, with an average of $153,836 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2018, 5,440 new claims were reported, and 5,232 claims were closed.

In 2018, our gross reserves increased to $798.4 million from $771.8 million at December 31, 2017. The increase in reserves was attributable primarily to the 2018 accident year. In 2018, we also recognized $45.6 million of favorable development for prior accident years. As of December 31, 2017, we had 4,982 open claims, with an average of $154,927 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2017, 5,155 new claims were reported, and 5,368 claims were closed.

In 2017, our gross reserves increased to $771.8 million from $742.8 million at December 31, 2016. The increase in reserves was primarily attributable to the 2017 accident year. In 2017, there was also $34.8 million of favorable development for prior accident years. As of December 31, 2016, we had 5,195 open claims, with an average of $142,979 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2016, 5,338 new claims were reported, and 5,443 claims were closed.

Loss Development

The table below shows the net loss development for business written each year from 2008 through 2018. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a generally accepted accounting principles basis, or GAAP basis.

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 2008, it was estimated that $474.7 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 2008, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $474.7 million as of December 31, 2008, by December 31, 2018 (ten years later) $291.7 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2008.

The “gross cumulative redundancy (deficiency)” represents, as of December 31, 2018, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(in thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$474,697	$474,220	$466,668	$477,277	$515,260	$565,858	$628,268	$653,175	$664,520	$686,956	$691,193
Net reserve estimated as of:
One year later	452,812	452,587	460,105	474,787	502,648	542,141	580,454	601,868	629,750	641,360
Two years later	427,794	422,697	454,479	462,650	478,931	494,327	529,149	567,098	584,149
Three years later	398,187	411,516	442,700	448,269	439,272	462,770	504,437	530,582
Four years later	387,525	402,003	429,269	427,835	420,913	452,097	484,964
Five years later	381,950	395,479	411,785	418,528	415,996	440,750
Six years later	377,158	383,827	404,753	415,213	408,762
Seven years later	369,985	378,825	403,299	410,452
Eight years later	366,192	378,968	400,337
Nine years later	365,907	376,369
Ten years later	365,591
Net cumulative redundancy (deficiency)	$109,106	$97,851	$66,331	$66,825	$106,498	$125,108	$143,304	$122,593	$80,370	$45,596
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	121,619	117,555	125,884	131,497	127,205	129,658	135,711	135,601	129,937	138,593
Two years later	185,334	182,242	199,682	201,814	188,752	198,610	203,855	202,063	202,928
Three years later	222,249	223,726	240,196	237,170	226,907	233,254	240,098	247,751
Four years later	245,012	248,294	262,415	259,823	245,860	253,081	267,143
Five years later	261,323	261,653	277,396	273,383	259,202	269,179
Six years later	270,241	272,903	286,629	284,071	270,055
Seven years later	278,641	279,275	295,527	292,324
Eight years later	283,883	285,580	301,543
Nine years later	288,953	289,952
Ten years later	291,652
Net reserve— December 31	$474,697	$474,220	$466,668	$477,277	$515,260	$565,858	$628,268	$653,175	$664,520	$686,956	$691,193
Reinsurance recoverables	56,596	60,435	65,536	60,937	55,190	48,699	59,334	64,858	78,256	84,889	107,216
Gross reserve—December 31	$531,293	$534,655	$532,204	$538,214	$570,450	$614,557	$687,602	$718,033	$742,776	$771,845	$798,409
Net re-estimated reserve	$365,591	$376,369	$400,337	$410,452	$408,762	$440,750	$484,964	$530,582	$584,149	$641,360
Re-estimated reinsurance recoverables	70,648	54,298	51,932	49,474	45,003	47,917	58,543	63,953	75,415	90,696
Gross re-estimated reserve	$436,239	$430,667	$452,269	$459,926	$453,765	$488,667	$543,507	$594,535	$659,564	$732,056
Gross cumulative redundancy (deficiency)	$95,054	$103,988	$79,935	$78,288	$116,685	$125,890	$144,095	$123,498	$83,212	$39,789

Investments

We derive net investment income from our invested assets. As of December 31, 2018, the carrying value of our investment portfolio, including cash and cash equivalents, was $1.2 billion and the fair value of the portfolio was $1.2 billion.

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

We classify the majority of our fixed maturity securities as “held-to-maturity.” We do not reflect any changes in fair value for these securities in our financial statements, unless such changes are deemed to be “other than temporary impairments,” in which case such impairments flow through our income statement within the category, “Net realized gains (losses) on investments.” The remainder of our fixed maturity securities are classified as “available-for-sale.” These investments are valued at fair value at the end of each period, with changes in fair value flowing through other comprehensive income. We generally seek to limit our holdings in equity securities to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity, on a fair value basis.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” for further information on the composition and results of our investment portfolio.

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the effective interest rate for the year ended December 31, 2018 based on the carrying value of each category as of December 31, 2018:

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$445,922	38.2%	2.8%
Corporate bonds	91,762	7.9%	2.9%
U.S. agency-based mortgage-backed securities	8,102	0.7%	4.4%
U.S. Treasury securities and obligations of U.S. Government agencies	67,042	5.8%	2.9%
Asset-backed securities	1,050	0.1%	3.6%
Total fixed maturity securities—held-to-maturity	613,878	52.7%	2.9%
Fixed maturity securities—available-for-sale:
State and political subdivisions	233,245	20.0%	3.1%
Corporate bonds	173,214	14.8%	2.9%
U.S. agency-based mortgage-backed securities	12,515	1.1%	2.9%
U.S. Treasury securities and obligations of U.S. Government agencies	59,756	5.1%	1.7%
Total fixed maturity securities—available-for-sale	478,730	41.0%	2.6%
Equity securities	18,651	1.6%	3.1%
Short-term investments	14,231	1.2%	2.5%
Cash and cash equivalents	40,344	3.5%	2.3%
Total investments, including cash and cash equivalents	$1,165,834	100.0%	2.8%

As of December 31, 2018, our fixed maturity securities had a carrying value of $1,092.6 million, which represented 93.7% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2018, the pre-tax investment yield of our investment portfolio was 2.6% per annum.

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, our investment portfolio as of December 31, 2018 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities, held-to-maturity	$613,878	$5,860	$(2,966)	$616,772
Fixed maturity securities, available-for-sale	479,772	3,758	(4,800)	478,730
Equity securities	19,962	30	(1,341)	18,651
Totals	$1,113,612	$9,648	$(9,107)	$1,114,153

As of December 31, 2018, municipal bonds with maturities greater than one year made up 58.2% of our investment portfolio, including cash and cash equivalents. The investments in Louisiana result from companies being allowed an investment credit against Louisiana premium taxes for varying levels of Louisiana assets.  The table below summarizes the top five geographic exposures as of December 31, 2018.

	Carrying Value	Percentage of Municipal Portfolio	Percentage of Total Portfolio
	(in thousands)
Texas	$108,627	16.0%	9.3%
Louisiana	76,267	11.2%	6.5%
Florida	52,240	7.7%	4.5%
Arkansas	48,078	7.1%	4.1%
Washington	43,671	6.4%	3.7%
Other	350,284	51.6%	30.1%
	$679,167	100.0%	58.2%

The table below summarizes the credit quality of our investment portfolio, excluding our equity holdings, as of December 31, 2018, as determined by the middle rating of Moody’s, Standard and Poor’s, and Fitch.

Credit Rating	Percentage of Total Carrying Value
“AAA”	32.7%
“AA”	40.7%
“A”	13.8%
“BBB”	12.7%
“BB and below”	0.1%
“Unrated securities”	0.0%
Total	100.0%

As of December 31, 2018, the average composite rating of our investment portfolio, excluding our equity holdings, was “AA.”

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2018.

	As of December 31, 2018
Maturity:	Carrying Value	Percentage
	(in thousands)
Within one year	$138,310	12.7%
After one year through five years	430,827	39.4%
After five years through ten years	128,036	11.7%
After ten years	373,768	34.2%
U.S. agency-based mortgage-backed securities	20,617	1.9%
Asset-backed securities	1,050	0.1%
Total	$1,092,608	100.0%

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

2019 Excess of Loss Reinsurance Treaty Program

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

We have 18 reinsurers participating in our reinsurance treaty program in 2019. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or letters of credit. If security is required because of a ratings downgrade, the form of security must be mutually agreed to between the reinsurer and us.

In 2019, our first layer of reinsurance provides coverage for losses up to $10.0 million for each loss occurrence in excess of $2.0 million.  This layer provides coverage in two parts.  Before our reinsurers are obligated to reimburse us under this layer, we are subject to an annual aggregate deductible of 1.5% of subject earned premium under the first part of this coverage and 6.5% of subject earned premium under the second part of this coverage.  The limit under the first part of this coverage is 5.0% of subject earned premium in any one year and 3.33% of subject earned premium in the aggregate for all three years covered by this layer.  The limit under the second part of this coverage is 3.0% of subject earned premium for any one year and 1.0% of subject earned premium in the aggregate for all three years covered by this layer.

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

Our second layer of reinsurance (catastrophe reinsurance) provides $60.0 million in coverage for each loss occurrence in excess of $10.0 million.  This layer includes coverage for terrorism including the use and/or dispersal of nuclear, biological, chemical and radiological agents with an annual aggregate limit of $60.0 million.  The aggregate limit for all other claims under this layer is $120.0 million.  This layer expires on January 1, 2020.

The table below sets forth the reinsurers participating in our 2019 reinsurance program:

Reinsurer	A.M. Best Rating
Allianz Risk Transfer AG (Bermuda)	A+
Arch Reinsurance Company	A+
Hannover Reinsurance (Ireland) Limited	A+
Houston Casualty Company	A++
Lloyd’s Syndicate 0623 AFB	A
Lloyd’s Syndicate 1414 ACS	A
Lloyd’s Syndicate 1955 BAR	A
Lloyd’s Syndicate 2623 AFB	A
Lloyd’s Syndicate 2987 BRT	A
Lloyd’s Syndicate 3000 MKL	A
Lloyd’s Syndicate 4444 CNP	A
Lloyd’s Syndicate 4472 LIB	A
Lloyd’s Syndicate 609	A
Markel Global Reinsurance Company	A
Minnesota Workers' Compensation Reinsurance Association	NR
Munich Reinsurance America, Inc.	A+
The Cincinnati Insurance Company	A+
XL Reinsurance America Inc.	A

Due to the nature of reinsurance, we have recoverables from reinsurers that apply to prior accident years.  The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts.  The table below summarizes our amounts recoverable from reinsurers as of December 31, 2018.

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2018
		(in thousands)
Hannover Reinsurance (Ireland) Limited (1)	A+	$53,609
Allianz Risk Transfer AG (Bermuda) (1)	A+	13,084
Odyssey America Reinsurance Corporation	A	11,754
Minnesota Workers' Compensation Reinsurance Association (1)	NR	8,823
Clearwater Insurance (2)	NR	5,370
Finial Reinsurance	A-	4,843
SCOR Reinsurance	A+	4,142
Tokio Millennium Re Limited	A+u	3,038
St. Paul Fire and Marine Insurance Company	A++	2,742
Other	—	4,601
Total amounts recoverable from reinsurers		112,006
Funds withheld and letters of credit related to the above recoverables		(69,932)
Total unsecured amounts recoverable from reinsurers		$42,074

(1)	Current participant in our 2019 reinsurance program.
(2)	Subsidiary of Fairfax Financial Holdings Limited.

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

For insured losses in 2019, each insurance group is responsible for a statutory deductible under the 2015 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2019, the U.S. federal government will reimburse 81% of an insurance group’s covered losses over the statutory deductible.  The U.S. federal government reimbursement will decrease by one percent each year until it reaches 80% in 2020.  In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceeds $180.0 million for any act of terrorism occurring in 2019.  This aggregate will increase by $20.0 million each year until it reaches $200.0 million in 2020.   However, there is no relief from the requirement under the 2015 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.

Under the 2015 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in their workers’ compensation policies. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological, radioactive or chemical agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our current reinsurance treaty program that provides coverage of up to $70 million for losses arising from conventional terrorism. This coverage expires January 1, 2020.   The Company’s 2019 catastrophe excess of loss layer for loss occurrences greater than $10 million includes coverage for losses caused by nuclear, biological, chemical and radiological attacks, subject to the deductibles, retentions, definitions and aggregate limits.

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

Employees

As of December 31, 2018, we had 426 full-time employees and three part-time employees. None of our employees are subject to collective bargaining agreements. We believe that our employee relations are good.

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

AIIC and SOCI underwent an examination by the Nebraska Department of Insurance in 2018 which covered calendar years 2014 through 2017. AIICTX underwent an examination by the Texas Department of Insurance in 2018 which covered calendar years 2014 through 2017.

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

Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. We utilize both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. In 2018, we had assigned risks in four states: Alabama, Alaska, North Carolina and Virginia.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in the applicable state. Our recoveries from state-managed trust funds for the years ended December 31, 2018, 2017 and 2016 were $4.8 million, $4.3 million and $5.3 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2018, 2017 and 2016 was $2.1 million, $2.5 million and $2.3 million, respectively.  We accrue for second injury funds relative to historical paid amounts.

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

Federal Law and Regulations

For the year ended December 31, 2018, we derived 2.3% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act, or the USL&H Act, and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.

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

Information Security Standards

In 2017, the National Association of Insurance Commissioners adopted the Insurance Data Security Model Law creating rules for insurers, agents and other licensed entities covering data security, investigation and notification of breach. This includes maintaining an information security program based on ongoing risk assessment, overseeing third-party service providers, investigating data breaches and notifying regulators of a cybersecurity event. Some states have adopted similar versions of the Insurance Data Security Model Law. Our policies and procedures regarding information security are intended to ensure that we are in compliance with the model law.

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

Under Nebraska law, AIIC and SOCI are each required to maintain minimum capital and surplus of $2.0 million. Under Texas law, AIICTX is required to maintain minimum capital and surplus of $5.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on the various risk factors related to it. As of December 31, 2018, AIIC, SOCI and AIICTX exceeded the minimum risk-based capital requirements.

The key financial ratios of the NAIC’s Insurance Regulatory Information System, or IRIS, which ratios were developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators’ resources. IRIS identifies 13 industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business.  The 2018 IRIS results for AIIC, SOCI and AIICTX were within expected values for all 13 industry ratios.

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

Executive Officers of the Registrant

The table below sets forth information about our executive officers and key employees as of February 28, 2019.

Name	Age	Position
Executive Officers
G. Janelle Frost	48	President and Chief Executive Officer
Neal A. Fuller	56	Executive Vice President and Chief Financial Officer
Vincent J. Gagliano	46	Executive Vice President and Chief Risk Officer
Kathryn H. Shirley	53	Executive Vice President, General Counsel and Secretary

Key Employees
Kelly R. Goins	53	Senior Vice President, Underwriting Operations
Leon J. Lagneaux	67	Senior Vice President, Safety Operations
Henry O. Lestage, IV	58	Senior Vice President, Claims Operations
Barbra McCrary	44	Senior Vice President, Policyholder Services
David R. Morton	48	Senior Vice President, Sales and Marketing

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

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2018, independent agencies produced 96.2% of our voluntary in-force premiums. No independent agency accounted for more than 1.1% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

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

Investment income is an important component of our net income. As of December 31, 2018, our investment portfolio, including cash and cash equivalents, had a carrying value of $1.2 billion. For the year ended December 31, 2018 we had $30.5 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our Board of Directors, and is made up predominately of fixed maturity securities and cash and cash equivalents. Although our investment guidelines emphasize capital preservation and liquidity, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

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

In 2018, 84.3% of our gross premiums written were derived from policyholders in the construction, trucking, logging and lumber, manufacturing, agriculture, maritime, and oil and gas industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in these industries and upon economic conditions generally.

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

We purchase reinsurance to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company.  Our 2019 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million, subject to applicable deductibles, retentions and aggregate limits.  Our retention is $2.0 million for each loss occurrence.  Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty with an aggregate annual deductible of approximately $5.2 million and an aggregate limit of coverage of approximately $27.8 million for 2019.

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

When our reinsurance treaty program is terminated and we enter into a new program, any decrease in the amount of reinsurance at the time we enter into a new program, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could adversely affect our business, financial condition and results of operations. We currently have 18 reinsurers participating in our reinsurance treaty program, and we believe that this is a sufficient number of reinsurers to provide us with the reinsurance coverage we require. However, it is possible that one or more of our current reinsurers could terminate participation in our program. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements. In any of these events, if our reinsurance broker is unable to reallocate the terminated reinsurance among the remaining reinsurers in the program, it could take a significant period of time to identify and negotiate agreements with one or more replacement reinsurers. During this period, we would be exposed to an increased risk of loss, the extent of which would depend on the coverage previously provided by the terminated reinsurance.

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

As of December 31, 2018, we had $112.0 million of recoverables from reinsurers. Of this amount, $42.1 million was unsecured. As of December 31, 2018, our largest recoverable from reinsurers included $53.6 million from Hannover Reinsurance Limited (Ireland), $13.1 million from Allianz Risk Transfer and $11.8 million from Odyssey America Reinsurance Corporation.  No reinsurance recoverable due at December 31, 2018 was over 90 days old.   If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely impacted.

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

At December 31, 2018, we participated in mandatory pooling arrangements in 21 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

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

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2019 reinsurance treaty program affords limited coverage for up to $70.0 million for losses arising from terrorism, subject to applicable deductibles, retentions, definitions and aggregate limits.

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

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of February 15, 2019, there were 19,269,980 shares of our common stock outstanding.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF.” As of February 15, 2019, there were 20 holders of record of our common stock.

Dividend Policy

In 2018, 2017 and 2016, the Company paid regular quarterly cash dividends of $0.22, $0.20, and $0.18 per share, respectively.  In addition, the Company paid extraordinary cash dividends of $3.50 in 2018, $3.50 in 2017 and $3.25 per share in 2016.

On February 26, 2019 the Company declared a regular quarterly cash dividend of $0.25 per share payable on March 22, 2019 to shareholders of record as of March 8, 2019.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter.  On an annualized basis, the cash dividend is expected to be $1.00 per share in 2019.

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

As of February 15, 2019, 19,269,980 shares of common stock were outstanding. As of that date, there were no other shares of our capital stock outstanding.

Share Repurchases

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in 2018.  Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions. The purchases may be affected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that any future purchases will be funded from available capital.

Item 6.	Selected Financial Data.

The following tables summarize certain selected financial data that should be read in conjunction with our audited financial statements and accompanying notes thereto for the year ended December 31, 2018 included in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Income Statement Data
Gross premiums written	$351,696	$350,267	$373,055	$386,529	$393,819
Ceded premiums written	(9,344)	(8,869)	(10,307)	(11,228)	(13,793)
Net premiums written	$342,352	$341,398	$362,748	$375,301	$380,026
Net premiums earned	$350,326	$346,156	$368,704	$375,894	$375,747
Net investment income	30,452	29,281	28,106	27,902	27,214
Net realized gains (losses) on investments	(1,536)	(647)	(494)	(2,494)	697
Net unrealized losses on equity securities	(2,088)	—	—	—	—
Loss on disposal of assets	—	(2)	(1)	(664)	—
Fee and other income	599	420	347	316	361
Total revenues	377,753	375,208	396,662	400,954	404,019
Loss and loss adjustment expenses incurred	204,891	209,324	199,031	214,573	244,916
Underwriting and certain other operating costs (1)	28,981	28,333	29,470	32,162	32,573
Commissions	26,160	24,812	26,243	27,509	27,872
Salaries and benefits	25,992	25,631	24,881	24,442	24,518
Policyholder dividends	4,148	4,868	4,216	1,301	391
Total expenses	290,172	292,968	283,841	299,987	330,270
Income before taxes	87,581	82,240	112,821	100,967	73,749
Income tax expense (2)	15,949	36,009	34,956	30,505	20,083
Net income	$71,632	$46,231	$77,865	$70,462	$53,666
Diluted earnings per common share equivalent	$3.71	$2.40	$4.05	$3.69	$2.84
Weighted average common shares	19,208,978	19,165,489	19,105,806	18,941,077	18,646,128
Stock options and restricted stock	84,104	80,377	97,844	178,109	282,376
Diluted weighted average of common share equivalents outstanding	19,293,082	19,245,866	19,203,650	19,119,186	18,928,504
Selected Insurance Ratios
Current accident year loss ratio (3)	71.5%	70.5%	67.9%	69.8%	71.5%
Prior accident year loss ratio (4)	(13.0)%	(10.0)%	(13.9)%	(12.7)%	(6.3)%
Net loss ratio	58.5%	60.5%	54.0%	57.1%	65.2%
Net underwriting expense ratio (5)	23.2%	22.8%	21.9%	22.4%	22.6%
Net dividend ratio (6)	1.2%	1.4%	1.1%	0.3%	0.1%
Net combined ratio (7)	82.9%	84.7%	77.0%	79.8%	87.9%

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$40,344	$55,559	$58,936	$69,481	$90,956
Investments	1,125,490	1,130,314	1,084,474	1,045,152	1,016,333
Amounts recoverable from reinsurers	112,006	90,133	83,666	91,077	85,888
Premiums receivable, net	162,478	174,234	183,005	185,364	178,917
Deferred income taxes	21,852	19,262	33,811	29,905	31,231
Deferred policy acquisition costs	19,734	20,251	19,300	20,412	19,649
Total assets	1,515,931	1,518,236	1,518,856	1,502,045	1,457,220
Reserves for loss and loss adjustment expenses	798,409	771,845	742,776	718,033	687,602
Unearned premiums	149,296	157,270	162,028	167,983	168,576
Insurance-related assessments	28,258	28,246	31,742	32,329	29,315
Shareholders’ equity	409,762	425,423	456,150	453,981	446,968

(1)	Includes policy acquisition expenses and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
(2)

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.  As a result, we recorded $12.6 million as additional income tax expense related to our net deferred tax assets revalued at the new lower rate of 21% in the fourth quarter of 2017, the period in which the legislation was enacted.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2019 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

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

Two of the key financial measures that we use to evaluate our performance are return on average equity and growth in book value per share adjusted for dividends paid to shareholders. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity. Our return on average equity was 17.2% in 2018, 10.5% in 2017 and 17.1% in 2016. We calculate book value per share by dividing ending shareholders’ equity by the number of common shares outstanding. Our book value per share was $21.26 at December 31, 2018, $22.10 at December 31, 2017 and $23.72 at December 31, 2016.   We paid cash dividends of $4.38 per share in 2018, $4.30 per share in 2017 and $3.97 per share in 2016.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in other lines of business that pay claims more quickly. From December 31, 2013 to December 31, 2018, our investment portfolio, including cash and cash equivalents, increased from $1.0 billion to $1.2 billion and produced net investment income of $30.5 million in 2018, $29.3 million in 2017 and $28.1 million in 2016.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to protect us from the impact of large losses.  Our reinsurance program for 2019 includes 18 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Our 2019 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant, subject to applicable deductibles, retentions and aggregate limits.  Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty with an aggregate annual deductible of approximately $5.2 million and an aggregate limit of coverage of approximately $27.8 million for 2019. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

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

For example, for the five-year period ended December 31, 2018 we had recorded 78 severe claims, or an average of 16 severe claims per year for accident years 2014 through 2018. The number of severe claims reported in any one accident year in this five-year period ranged from a low of 12 in 2014 to a high of 21 in 2016. The average reported case severity for these claims ranged from $2.2 million for the 2015 accident year to $2.9 million for the 2014 accident year. For the five accident years, the case incurred for these severe claims accounted for an average of 10.6 percentage points of our overall loss and loss adjustment expense, or LAE, ratio, measured at December 31, 2018.

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

Our gross reserves for loss and loss adjustment expenses at December 31, 2018, 2017 and 2016 were $798.4 million, $771.8 million and $742.8 million, respectively. As a percentage of gross reserves at year end, IBNR represented 20.1% in 2018, 16.8% in 2017 and 22.2% in 2016.

In 2018, we decreased our estimates for prior year loss reserves by $45.6 million. In 2017, we decreased our estimates for prior year loss reserves by $34.8 million. In 2016, we decreased our estimates for prior year loss reserves by $51.3 million.

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

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2018 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2018 and the other half in 2019. On a monthly basis, we also recognize net premiums earned from mandatory pooling arrangements.

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

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 33 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

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

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code.  The reduction of the U.S. corporate tax rate from 35% to 21% caused us to adjust our deferred tax assets and liabilities to the lower federal base rate of 21%.  The impact resulted in a net deferred tax expense of $12.6 million in the fourth quarter of 2017, the period in which the legislation was enacted.

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

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Income Statement Data
Gross premiums written	$351,696	$350,267	$373,055
Ceded premiums written	(9,344)	(8,869)	(10,307)
Net premiums written	$342,352	$341,398	$362,748
Net premiums earned	$350,326	$346,156	$368,704
Net investment income	30,452	29,281	28,106
Net realized losses on investments	(1,536)	(647)	(494)
Net unrealized losses on equity securities	(2,088)	—	—
Fee and other income	599	418	346
Total revenues	377,753	375,208	396,662
Loss and loss adjustment expenses incurred	204,891	209,324	199,031
Underwriting and certain other operating costs (1)	28,981	28,333	29,470
Commissions	26,160	24,812	26,243
Salaries and benefits	25,992	25,631	24,881
Policyholder dividends	4,148	4,868	4,216
Total expenses	290,172	292,968	283,841
Income before taxes	87,581	82,240	112,821
Income tax expense (2)	15,949	36,009	34,956
Net income	$71,632	$46,231	$77,865
Selected Insurance Ratios
Current accident year loss ratio (3)	71.5%	70.5%	67.9%
Prior accident year loss ratio (4)	(13.0)%	(10.0)%	(13.9)%
Net loss ratio	58.5%	60.5%	54.0%
Net underwriting expense ratio (5)	23.2%	22.8%	21.9%
Net dividend ratio (6)	1.2%	1.4%	1.1%
Net combined ratio (7)	82.9%	84.7%	77.0%

	As of December 31,
	2018	2017	2016
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$40,344	$55,559	$58,936
Investments	1,125,490	1,130,314	1,084,474
Amounts recoverable from reinsurers	112,006	90,133	83,666
Premiums receivable, net	162,478	174,234	183,005
Deferred income taxes	21,852	19,262	33,811
Deferred policy acquisition costs	19,734	20,251	19,300
Total assets	1,515,931	1,518,236	1,518,856
Reserves for loss and loss adjustment expenses	798,409	771,845	742,776
Unearned premiums	149,296	157,270	162,028
Insurance-related assessments	28,258	28,246	31,742
Shareholders’ equity	409,762	425,423	456,150

(1)	Includes policy acquisition expenses, and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
(2)

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.  As a result, we recorded $12.6 million as additional income tax expense related to our net deferred tax assets revalued at the new lower rate of 21% in the fourth quarter of 2017, the period in which the legislation was enacted.

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

Overview of Operating Results

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Gross Premiums Written. Gross premiums written for 2018 were $351.7 million, compared to $350.3 million for 2017, an increase of 0.4%. The increase was attributable to a $6.8 million increase in premiums resulting from payroll audits and related premium adjustments which was offset by a $5.2 million decrease in annual premiums on voluntary policies written during the period.  Related premium adjustments in 2018 include a $1.2 million increase in “earned but unbilled”, or EBUB, premium.

Net Premiums Written. Net premiums written for 2018 were $342.4 million, compared to $341.4 million for 2017, an increase of 0.3%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.6% for 2018 compared to 2.5% for 2017.

Net Premiums Earned. Net premiums earned for 2018 were $350.3 million, compared to $346.2 million for 2017, an increase of 1.2%.  The increase was attributable to the increase in net premiums written during the period.

Net Investment Income. Net investment income in 2018 was $30.5 million, an increase of 4.0% from the $29.3 million reported in 2017. The pre-tax investment yield on our investment portfolio was 2.6% per annum for 2018 versus 2.5% per annum for 2017. The tax-equivalent yield on our investment portfolio was 3.2% per annum for 2018, compared to 2.9% per annum for 2017. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate as of January 1, 2019.  Average invested assets, including cash and cash equivalents, increased 0.5%, from an average of $1,188.7 million for 2017 to an average of $1,195.1 million for 2018.

Net Realized Gains (Losses) on Investments. Net realized losses on investments in 2018 totaled $1.5 million, compared to losses of $0.6 million in 2017.  In 2018, net realized losses of $1.1 million resulted from sale of equity and fixed maturity securities classified as available-for-sale.  The remaining $0.4 million of realized losses resulted from redemptions of fixed maturity securities.  In 2017, net realized losses of $1.1 million resulted from the redemption of fixed maturity securities.  These losses were partially offset by realized gains of $0.5 million on the sale of equity and fixed maturity securities classified as available-for-sale.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $204.9 million for 2018, compared to $209.3 million for 2017, a decrease of $4.4 million, or 2.1%. The current accident year losses and LAE incurred were $250.5 million, or 71.5% of net premiums earned, compared to $244.1 million, or 70.5% of net premiums earned for 2017. We recorded favorable prior accident year development of $45.6 million in 2018, compared to $34.8 million in 2017. This is discussed in more detail below in “Prior Year Development.” Our net loss ratio was 58.5% for 2018 and 60.5% for 2017.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2018 were $81.1 million, compared to $78.8 million for 2017, an increase of $2.4 million, or 3.0%. This increase was primarily due to a $1.5 million increase in premium taxes, a $1.3 million increase in commission expense, a $0.4 million increase in compensation expense and a $0.3 million increase in legal and professional fees.  These increases were partially offset by a decrease of $0.7 million in accounts receivable write-offs and a decrease of $0.6 million in insurance related assessments. Our underwriting expense ratio increased to 23.2% in 2018 from 22.8% in 2017.

Income tax expense. Income tax expense for 2018 was $15.9 million, compared to $36.0 million for 2017. The effective tax rate also decreased to 18.2% for 2018, compared to 43.8% for 2017. This decrease is mainly due to the impact of tax reform legislation which reduced the U.S. corporate tax rate from 35% to 21% in 2018 and resulted in a revaluation of our net deferred tax assets in prior year.  The impact resulted in a net deferred tax expense of $12.6 million in the fourth quarter of 2017, the period in which the legislation was enacted.

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

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $209.3 million for 2017, compared to $199.0 million for 2016, an increase of $10.3 million, or 5.2%. The current accident year losses and LAE incurred were $244.1 million, or 70.5%of net premiums earned, compared to $250.3 million, or 67.9% of net premiums earned for 2016. We recorded favorable prior accident year development of $34.8 million in 2017, compared to $51.3 million in 2016. This is discussed in more detail below in “Prior Year Development.” Our net loss ratio was 60.5% for 2017 and 54.0% for 2016.

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

Income tax expense. Income tax expense for 2017 was $36.0 million, compared to $35.0 million for 2016. The effective tax rate also increased to 43.8% for 2017, compared to 31.0% for 2016. This increase is due to the impact of tax reform legislation requiring a revaluation of our net deferred tax assets.  Excluding the impact of tax reform, our effective rate for 2017 was 28.4% compared to 31.0% for 2016.  This decrease is due to a higher proportion of tax-exempt investment income to underwriting income relative to 2016.

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $45.6 million in calendar year 2018, $34.8 million in calendar year 2017 and $51.3 million in calendar year 2016. The table below sets forth the favorable development for accident years 2013 through 2017 and, collectively, all accident years prior to 2013.

	Favorable/(Unfavorable) Development for Year Ended December 31,
	2018	2017	2016
	(in millions)
2017	$—	$—	$—
2016	9.1	—	—
2015	17.0	10.1	—
2014	8.1	14.0	19.7
2013	4.1	5.8	13.2
Prior to 2013	7.3	4.9	18.4
Total net development	$45.6	$34.8	$51.3

The table below sets forth the number of open claims as of December 31, 2018, 2017 and 2016, and the numbers of claims reported and closed during the years then ended.

	Twelve Months Ended December 31,
	2018	2017	2016
Open claims at beginning of period	4,982	5,195	5,300
Claims reported	5,440	5,155	5,338
Claims closed	(5,232)	(5,368)	(5,443)
Open claims at end of period	5,190	4,982	5,195

At December 31, 2018, our incurred amounts for certain accident years, particularly 2014, 2015 and 2016, developed more favorably than management previously expected. Multiple factors can cause loss development both unfavorable and favorable.  The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement. We believe the favorable loss development in 2014 and 2015 resulted primarily from an intensive claims management focus with the Company actively seeking to settle claims, leading to favorable development.

The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of December 31, 2018, actual results for these accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $200.7 million in 2018, $186.9 million in 2017 and $187.7 million in 2016. We fund claim payments out of cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio increased from $1.0 billion at December 31, 2013 to $1.2 billion at December 31, 2018.

As discussed above under “Overview,” we purchase reinsurance to protect us against severe claims and catastrophic events. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2019 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

Net cash provided by operating activities was $98.3 million in 2018, as compared to $130.8 million in 2017, and $114.2 million in 2016. Major components of cash provided by operating activities in 2018 were net premiums collected of $354.0 million and investment income collected of $41.7 million.  These increases were offset in-part by claim payments of $200.5 million, $74.2 million of operating expenditures, federal taxes paid of $11.2 million, a $7.9 million increase in amounts held by others, and dividends to policyholders paid of $2.9 million.

Major components of cash provided by operating activities in 2017 were net premiums collected of $349.6 million, investment income collected of $44.0 million and a decrease of $27.8 million in amounts held by others.  These increases were offset in-part by claim payments of $188.1 million, $74.0 million of operating expenditures, federal taxes paid of $28.3 million and dividends to policyholders paid of $1.5 million.

Major components of cash provided by operating activities in 2016 were net premiums collected of $364.6 million and investment income collected of $44.7 million, offset in-part by claim payments of $189.9 million, $72.9 million of operating expenditures, federal taxes paid of $32.5 million and dividends to policyholders paid of $0.5 million.

Net cash used in investing activities was $29.1 million in 2018, as compared to $51.5 million in 2017 and $50.5 million in 2016. In 2018, major components of net cash used in investing activities included investment purchases of $368.3 million and net purchases of furniture, fixtures and equipment of $1.1 million, offset by proceeds from sales and maturities of investments of $340.2 million.

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

Net cash used in financing activities was $84.4 million in 2018, as compared to net cash used in financing activities of $82.6 million in 2017 and net cash used in financing activities of $74.3 million in 2016.  Cash used in financing activities in 2018 included cash used for dividends paid to shareholders of $84.5 million.

Major components of cash used in financing activities in 2017 included cash used for dividends paid to shareholders of $82.6 million.  Major components of cash used in financing activities in 2016 included cash used for dividends paid to shareholders of $76.1 million, offset by $1.0 million of tax benefit from share-based compensation and $0.8 million of proceeds from the exercise of stock options.

The Company has a line of credit agreement with Frost Bank for borrowings up to a maximum of $20.0 million. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR and are unsecured.  Under the agreement, the Company pays a fee of 0.25% on the unused portion of the loan in arrears quarterly, for a fee of $50,000 annually.  At December 31, 2018, there were no outstanding borrowings.  Unless renewed, the agreement will expire in December 2019.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of December 31, 2018, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $25.0 million available for future purchases at December 31, 2018 under this program. There were no share repurchases in 2018, 2017 or 2016. The purchases may continue to be effected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including AIIC, SOCI and AIICTX. AMERISAFE’s primary assets are the capital stock of these insurance subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Based upon the prescribed calculation, the insurance subsidiaries could pay to AMERISAFE dividends of up to $71.0 million in 2019 without seeking regulatory approval. See “Business—Regulation—Dividend Limitations” in Item 1 of this report.

In 2018, 2017, 2016, 2015 and 2014, the Company paid regular quarterly cash dividends of $0.22, $0.20, $0.18, $0.15 and $0.12 per share, respectively.  In addition, the Company paid extraordinary cash dividends of $3.50 in 2018, $3.50 in 2017, $3.25 in 2016, $3.00 in 2015 and $0.50 and $1.00 per share in 2014.

On February 26, 2019 the Company declared a regular quarterly cash dividend of $0.25 per share payable on March 22, 2019 to shareholders of record as of March 8, 2019.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter.  On an annualized basis, the cash dividend is expected to be $1.00 per share in 2019.

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

Under Nebraska and Texas law, as applicable, each of AIIC, SOCI and AIICTX is required to invest only in securities that are either interest-bearing, interest-accruing or eligible for dividends, and must limit its investment in the securities of any single issuer, other than direct obligations of the United States, to five percent of the insurance company’s assets. As of December 31, 2018, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security.

As of December 31, 2018, our investment portfolio, including cash and cash equivalents, totaled $1.2 billion, a decrease of 1.7% from December 31, 2017. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities. As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. The remainder of our fixed maturity securities and all of our equity securities are classified as available-for-sale and reported at fair value.

We follow FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 18 of the financial statements, our securities available-for-sale are classified using Level 1, 2 and 3 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825, Financial Instruments, for any financial assets or financial liabilities in 2017 or 2018.

The composition of our investment portfolio, including cash and cash equivalents, as of December 31, 2018 is shown in the following table.

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$445,922	38.2%	2.8%
Corporate bonds	91,762	7.9%	2.9%
U.S. agency-based mortgage-backed securities	8,102	0.7%	4.4%
U.S. Treasury securities and obligations of U.S. Government agencies	67,042	5.8%	2.9%
Asset-backed securities	1,050	0.1%	3.6%
Total fixed maturity securities—held-to-maturity	613,878	52.7%	2.9%
Fixed maturity securities—available-for-sale:
State and political subdivisions	233,245	20.0%	3.1%
Corporate bonds	173,214	14.8%	2.9%
U.S. agency-based mortgage-backed securities	12,515	1.1%	2.9%
U.S. Treasury securities and obligations of U.S. Government agencies	59,756	5.1%	1.7%
Total fixed maturity securities—available-for-sale	478,730	41.0%	2.6%
Equity securities	18,651	1.6%	3.1%
Short-term investments	14,231	1.2%	2.5%
Cash and cash equivalents	40,344	3.5%	2.3%
Total Investments, including cash and cash equivalents	$1,165,834	100.0%	2.8%

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

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2018:
Fixed maturity securities	$123,890	$(459)	$496,995	$(7,307)
December 31, 2017:
Fixed maturity securities	$353,650	$(1,492)	$105,016	$(2,597)

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

During 2018 and 2017, the Company had no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

The pre-tax investment yield on our investment portfolio was 2.6% and 2.5% per annum during the twelve months ended December 31, 2018 and 2017, respectively.

Contractual Obligations and Commitments

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2018, the present value of these annuities was $100.1 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 16 to our consolidated financial statements in Item 8 of this report.

We lease equipment and office space under noncancelable operating leases. Future minimum lease payments at December 31, 2018, were as follows:

Year	Future Minimum Lease Payments
(in thousands)
2019	$128
2020	118
2021	109
2022	110
2023	75
2024	6
$546

Rental expense was $0.2 million in 2018, $0.1 million in 2017 and $0.2 million in 2016, respectively.

The table below provides information with respect to our contractual obligations as of December 31, 2018.

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Loss and loss adjustment expenses (1)	$798,409	$247,535	$318,038	$91,603	$141,233
Loss-based insurance assessments (2)	14,949	4,635	5,955	1,715	2,644
Capital lease obligations	97	46	51	—	—
Operating lease obligations	546	128	337	81	—
Purchase obligations	2,158	865	1,218	75	—
Total	$816,159	$253,209	$325,599	$93,474	$143,877

(1)

The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2018 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense process, see “Business—Loss Reserves” in Item 1 of this report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the amounts shown in the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors— Risks Related to Our Business—Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Item 1A of this report for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. As of December 31, 2018, we had fixed maturity securities with a fair value of $1,095.5 million and a carrying value of $1,092.6 million. These securities are all subject to interest rate risk, but because we classify the majority of our fixed maturity securities as held-to-maturity, changes in fair values have a small effect on the carrying value of our portfolio. We manage our exposure to interest rate risk with respect to these securities by investing in a portfolio of securities with moderate effective duration. At December 31, 2018, the effective duration of the total investment portfolio, including cash and short term investments, was 4.2 years. Given the current changing interest rate environment, the risk to the market value of the portfolio from higher rates exceeds the potential benefit to the market value of the portfolio from lower rates. Should we experience a large rise in interest rates, the effect on the carrying value of our portfolio could be substantial.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2018 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.  The change in carrying value is less than the change in fair value due to our held-to-maturity portfolio.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$990,384	$(105,119)	$1,045,177	$(47,432)	(11.6)%
100 basis point increase	1,043,679	(51,824)	1,069,414	(23,194)	(5.7)%
No change	1,095,502	—	1,092,608	—	—
100 basis point decrease	1,142,107	46,605	1,113,456	20,847	5.1%
200 basis point decrease	1,185,573	90,071	1,132,874	40,266	9.8%

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and shareholders’ equity. In order to minimize our exposure to equity price risk, we independently monitor the financial condition of our equity securities, and diversify our investments. In addition, we limit the percentage of equity securities held in our investment portfolio to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity. As of December 31, 2018, the equity securities in our investment portfolio had a fair value of $18.7 million, representing less than 4.6% of shareholders’ equity on that date.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of AMERISAFE, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

New Orleans, Louisiana

February 28, 2019

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2018	2017
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $616,772 and $639,309 in 2018 and 2017, respectively)	$613,878	$629,668
Fixed maturity securities—available-for-sale, at fair value (cost $479,772 and $461,236 in 2018 and 2017, respectively)	478,730	465,594
Equity securities, at fair value (cost $19,962 and $8,503 in 2018 and 2017, respectively)	18,651	9,282
Short-term investments	14,231	25,770
Total investments	1,125,490	1,130,314
Cash and cash equivalents	40,344	55,559
Amounts recoverable from reinsurers	112,006	90,133
Premiums receivable, net of allowance	162,478	174,234
Deferred income taxes	21,852	19,262
Accrued interest receivable	10,197	10,635
Property and equipment, net	6,258	6,128
Deferred policy acquisition costs	19,734	20,251
Federal income tax recoverable	—	1,761
Other assets	17,572	9,959
Total assets	$1,515,931	$1,518,236
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$798,409	$771,845
Unearned premiums	149,296	157,270
Amounts held for others	41,388	36,908
Policyholder deposits	46,795	48,364
Insurance-related assessments	28,258	28,246
Federal income tax payable	3,412	—
Accounts payable and other liabilities	38,611	37,076
Payable for investments purchased	—	13,104
Total liabilities	1,106,169	1,092,813
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2018 and 2017; 20,528,230 and 20,504,165 shares issued and 19,269,980 and 19,245,915 shares outstanding in 2018 and 2017, respectively	205	204
Additional paid-in capital	211,431	210,081
Treasury stock, at cost (1,258,250 shares in 2018 and 2017)	(22,370)	(22,370)
Accumulated earnings	221,328	233,896
Accumulated other comprehensive income (loss), net	(832)	3,612
Total shareholders’ equity	409,762	425,423
Total liabilities and shareholders’ equity	$1,515,931	$1,518,236

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Net premiums earned	$350,326	$346,156	$368,704
Net investment income	30,452	29,281	28,106
Net realized losses on investments	(1,536)	(647)	(494)
Net unrealized losses on equity securities	(2,088)	—	—
Fee and other income	599	418	346
Total revenues	377,753	375,208	396,662
Expenses
Loss and loss adjustment expenses incurred	204,891	209,324	199,031
Underwriting and certain other operating costs	28,981	28,333	29,470
Commissions	26,160	24,812	26,243
Salaries and benefits	25,992	25,631	24,881
Policyholder dividends	4,148	4,868	4,216
Total expenses	290,172	292,968	283,841
Income before income taxes	87,581	82,240	112,821
Income tax expense	15,949	36,009	34,956
Net income	$71,632	$46,231	$77,865
Earnings per share
Basic	$3.73	$2.41	$4.08
Diluted	$3.71	$2.40	$4.05
Shares used in computing earnings per share
Basic	19,208,978	19,165,489	19,105,806
Diluted	19,293,082	19,245,866	19,203,650
Extraordinary cash dividends declared per common share	$3.50	$3.50	$3.25
Cash dividends declared per common share	$0.88	$0.80	$0.72

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$71,632	$46,231	$77,865
Other comprehensive income:
Unrealized gain (loss) on securities, net of tax	(4,243)	4,104	(3,079)
Comprehensive income	$67,389	$50,335	$74,786

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amounts	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	20,388,396	$203	$204,688	(1,258,250)	$(22,370)	$268,873	$2,587	453,981
Comprehensive income:
Net income	—	—	—	—	—	77,865	—	77,865
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(3,079)	(3,079)
Comprehensive income	—	—	—	—	—	—	—	74,786
Common stock issued upon exercise of options	68,879	1	836	—	—	—	—	837
Common stock issued	31,110	—	603	—	—	—	—	603
Share-based compensation	—	—	1,268	—	—	—	—	1,268
Tax benefit from share-based payments	—	—	995	—	—	—	—	995
Dividends to shareholders	—	—	—	—	—	(76,320)	—	(76,320)
Balance at December 31, 2016	20,488,385	$204	$208,390	(1,258,250)	$(22,370)	$270,418	$(492)	$456,150
Comprehensive income:
Net income	—	—	—	—	—	46,231	—	46,231
Other comprehensive income:
Change in unrealized losses, net of tax	—	—	—	—	—	—	4,104	4,104
Comprehensive income	—	—	—	—	—	—	—	50,335
Common stock issued	15,780	—	396	—	—	—	—	396
Share-based compensation	—	—	1,295	—	—	—	—	1,295
Dividends to shareholders	—	—	—	—	—	(82,753)	—	(82,753)
Balance at December 31, 2017	20,504,165	$204	$210,081	(1,258,250)	$(22,370)	$233,896	$3,612	$425,423
Comprehensive income:
Impact of adoption of ASU 2016-01	—	—	—	—	—	615	(615)	—
Impact of adoption of ASU 2018-02	—	—	—	—	—	(414)	414	—
Net income	—	—	—	—	—	71,632	—	71,632
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(4,243)	(4,243)
Comprehensive income	—	—	—	—	—	—	—	67,389
Common stock issued upon exercise of options	15,000	—	67	—	—	—	—	67
Common stock issued	9,065	1	195	—	—	—	—	196
Share-based compensation	—	—	1,088	—	—	—	—	1,088
Dividends to shareholders	—	—	—	—	—	(84,401)	—	(84,401)
Balance at December 31, 2018	20,528,230	$205	$211,431	(1,258,250)	$(22,370)	$221,328	$(832)	$409,762

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$71,632	$46,231	$77,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	996	984	1,181
Net amortization of investments	10,787	14,015	16,247
Deferred income taxes	(1,462)	12,800	(2,249)
Net realized losses on investments	1,536	647	509
Net unrealized losses on equity securities	2,088	—	—
Net realized losses on disposal of assets	—	2	1
Share-based compensation	2,065	2,018	1,603
Changes in operating assets and liabilities:
Premiums receivable, net	11,756	8,771	2,359
Accrued interest receivable	438	725	325
Deferred policy acquisition costs	517	(951)	1,112
Amounts held by others	(7,855)	27,848	1,016
Other assets	1,873	(1,882)	1,631
Reserves for loss and loss adjustment expenses	26,564	29,069	24,743
Unearned premiums	(7,974)	(4,758)	(5,955)
Reinsurance balances	(21,873)	(6,495)	7,285
Amounts held for others and policyholder deposits	2,911	4,168	(17,066)
Accounts payable and other liabilities	4,269	(2,382)	3,605
Net cash provided by operating activities	98,268	130,810	114,212
Investing activities
Purchases of investments held-to-maturity	(99,330)	(222,104)	(102,830)
Purchases of investments available-for-sale	(124,128)	(108,517)	(216,466)
Purchases of equity securities	(11,459)	(8,503)	—
Purchases of short-term investments	(133,355)	(62,687)	(35,295)
Proceeds from maturities of investments held-to-maturity	99,984	152,995	177,159
Proceeds from sales and maturities of investments available-for-sale	100,357	112,179	115,552
Proceeds from sales of equity securities	3	1	—
Proceeds from sales and maturities of short-term investments	139,865	72,400	13,040
Proceeds from redemptions of other investments	130	13,172	—
Purchases of property and equipment	(1,126)	(478)	(1,638)
Net cash used in investing activities	(29,059)	(51,542)	(50,478)
Financing activities
Proceeds from stock option exercises	67	—	837
Tax benefit from share-based payments	—	—	995
Dividends to shareholders	(84,491)	(82,645)	(76,111)
Net cash used in financing activities	(84,424)	(82,645)	(74,279)
Change in cash and cash equivalents	(15,215)	(3,377)	(10,545)
Cash and cash equivalents at beginning of year	55,559	58,936	69,481
Cash and cash equivalents at end of year	$40,344	$55,559	$58,936
Supplemental disclosure of cash flow information
Income taxes paid	$11,235	$28,255	$31,500

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, manufacturing, agriculture, maritime, and oil and gas. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of 2018, 2017 and 2016.

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

Adopted Accounting Guidance

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This guidance requires fair value measurement for equity investments (not including those that result in consolidation of the investee or use the equity method of accounting) and the recognition of changes in fair value to be presented as a component of net income.  The guidance also revises the disclosure requirements related to fair value changes of liabilities presented in comprehensive income, eliminates disclosure related to the methods and assumptions underlying fair value for financial instruments measured at amortized cost, and simplifies impairment assessments for equity investments without readily determinable fair values.  The adoption of this new guidance in the first quarter of 2018 resulted in an immaterial decrease in net income of $390 thousand or a $0.02 decrease to our diluted earnings per common share.  At December 31, 2017, equity investments were classified as available-for-sale on the Company’s balance sheet.  However, upon adoption, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

In December 2017, the SEC issued Staff Accounting Bulletin (SAB) 118 which provided guidance on accounting for tax effects of the Tax Act.  Among many changes of the Tax Act which affected Property and Casualty Insurers, the Tax Act required property and casualty taxpayers to discount loss reserves based solely on IRS factors and no longer by reference to historical payment patterns.  In December 2018, the IRS released its guidance for determining the Tax Act transition adjustment along with its 2018 loss reserves discounting factors. The Company has completed its analysis for the tax effects relating to the Tax Act.  During the period ended December 31, 2018, the Company recognized an increase in the deferred tax balance of $1.5 million to the provisional amounts recorded at December 31, 2017.

Prospective Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the contract as a capital lease, are met.  The new guidance requires a lessee to recognize a lease liability and a right of use asset for all leases extending beyond twelve months.  The new guidance is effective for us in the first quarter of 2019. We will elect the new transition method under the transition guidance within the new standard which means prior comparative periods will not be adjusted.  We will also elect the package of practical expedients, which among other things, allows us to carryforward the historical lease classification.  We will make an accounting policy election not to recognize lease assets and lease liabilities for short-term operating leases.  Adoption of the guidance is not expected to have a material effect on the Company’s consolidated financial statements as the Company does not have any significant leases.

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

All other issued but not yet effective accounting and reporting standards as of December 31, 2018 are either not applicable to the Company or are not expected to have a material impact on the Company.

Investments

The Company has the ability and positive intent to hold certain investments until maturity. Therefore, fixed maturity securities classified as held-to-maturity are recorded at amortized cost. Fixed maturity securities classified as available-for-sale are recorded at fair value. Temporary changes in the fair value of these securities are reported in shareholders’ equity as a component of other comprehensive income, net of deferred income taxes.  Changes in the fair value of equity securities are recorded in net income.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

Cash and Cash Equivalents

Cash equivalents include short-term money market funds with an original maturity of 90 days or less.

Short-Term Investments

Short-term investments include municipal securities and corporate bonds with an original maturity greater than 90 days but less than one year.

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

Deferred Policy Acquisition Costs

The direct costs of successfully acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2018, 2017 or 2016.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

December 31, 2018

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

Experience-rated commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. These commission revenues on reinsurance contracts are recognized during the related reinsurance treaty period and are based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and certain other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations. Experience-rated commissions increased underwriting and certain other operating costs by $0.2 million in 2018 and 2017 and had minimal impact in 2016.

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

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and certain other operating costs in the consolidated statements of income. Total advertising expenses incurred were $0.5 million in 2018 and 2017, and $0.7 million in 2016.

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

December 31, 2018

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

Short-term investments held at December 31, 2018 include $ 13.4 million of corporate bonds and $0.8 million of obligations of states and political subdivisions.  Short-term investments held at December 31, 2017 include $25.8 million of U.S. Treasury securities and obligations of U.S. government agencies.

In 2017, AMERISAFE redeemed an investment in a limited partnership hedge fund accounted for under the equity method.

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at December 31, 2018 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$445,922	$5,109	$(2,084)	$448,947
Corporate bonds	91,762	62	(455)	91,369
U.S. agency-based mortgage-backed securities	8,102	327	(80)	8,349
U.S. Treasury securities and obligations of U.S. government agencies	67,042	340	(339)	67,043
Asset-backed securities	1,050	22	(8)	1,064
Totals	$613,878	$5,860	$(2,966)	$616,772

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as available-for-sale at December 31, 2018 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$231,848	$3,515	$(2,118)	$233,245
Corporate bonds	173,904	243	(933)	173,214
U.S. agency-based mortgage-backed securities	12,835	—	(320)	12,515
U.S. Treasury securities and obligations of U.S. government agencies	61,185	—	(1,429)	59,756
Totals	$479,772	$3,758	$(4,800)	$478,730

The gross unrealized gains and losses on, and the cost of equity securities at December 31, 2018 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$19,962	$30	$(1,341)	$18,651
Total equity securities	$19,962	$30	$(1,341)	$18,651

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at December 31, 2018, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$76,875	$76,861
After one year through five years	256,614	257,530
After five years through ten years	81,311	81,755
After ten years	189,926	191,213
U.S. agency-based mortgage-backed securities	8,102	8,349
Asset-backed securities	1,050	1,064
Totals	$613,878	$616,772

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at December 31, 2018, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$61,650	$61,435
After one year through five years	175,743	174,213
After five years through ten years	47,058	46,725
After ten years	182,486	183,842
U.S. agency-based mortgage-backed securities	12,835	12,515
Totals	$479,772	$478,730

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

At December 31, 2018, there were $16.1 million of held-to-maturity investments and $2.5 million of available-for-sale investments on deposit with regulatory agencies of states in which the Company does business.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2018, 2017 and 2016 is as follows:

	Fixed Maturity Securities Available for Sale	Equity Securities	Other	Total
	(in thousands)
Year ended December 31, 2018
Proceeds from sales	$15,025	$3	$—	$15,028
Gross realized investment gains	$238	$1	$—	$239
Gross realized investment losses	(1,354)	—	—	(1,354)
Net realized investment gains (losses)	(1,116)	1	—	(1,115)
Other, including losses on calls and redemptions	(144)	—	(277)	(421)
Net realized gains (losses) on investments	$(1,260)	$1	$(277)	$(1,536)
Year ended December 31, 2017
Proceeds from sales	$14,591	$1	$13,172	$27,764
Gross realized investment gains	$485	$1	$—	$486
Gross realized investment losses	(5)	—	—	(5)
Net realized investment gains	480	1	—	481
Other, including losses on calls and redemptions	(520)	—	(608)	(1,128)
Net realized gains (losses) on investments	$(40)	$1	$(608)	$(647)
Year ended December 31, 2016
Proceeds from sales	$54,730	$—	$4,609	$59,339
Gross realized investment gains	$823	$—	$68	$891
Gross realized investment losses	(1,728)	—	—	(1,728)
Net realized investment gains (losses)	(905)	—	68	(837)
Other, including gains on calls and redemptions	274	—	69	343
Net realized gains (losses) on investments	$(631)	$—	$137	$(494)

In 2016, the Company sold $3.0 million in bonds that were classified as held-to-maturity.  In January 2016, Moody’s downgraded the bonds to B2 from B1 citing increasing liquidity concerns and also placed the bonds on negative outlook indicating the rating could be downgraded further.  Given the evidence of significant credit deterioration, the Company elected to sell the bonds for $3.0 million, recognizing a $0.1 million realized gain.

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Gross investment income:
Fixed maturity securities	$28,762	$28,961	$27,837
Equity securities	448	201	—
Short-term investments and cash and cash equivalents	2,208	1,117	348
Other investments	—	104	1,568
Total gross investment income	31,418	30,383	29,753
Investment expenses	(966)	(1,102)	(1,647)
Net investment income	$30,452	$29,281	$28,106

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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
	(in thousands)
December 31, 2018
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$28,369	$59	$180,550	$2,025	$208,919	$2,084
Corporate bonds	17,448	36	48,315	419	65,763	455
U.S. agency-based mortgage-backed securities	—	—	2,287	80	2,287	80
U.S. Treasury securities and obligations of U.S. government agencies	2,865	4	46,486	335	49,351	339
Asset-backed securities	—	—	525	8	525	8
Total held-to-maturity securities	48,682	99	278,163	2,867	326,845	2,966
Available-for-Sale
Fixed maturity securities:
States and political subdivisions	$16,109	$81	$76,255	$2,037	$92,364	$2,118
Corporate bonds	59,099	279	70,306	654	129,405	933
U.S. agency-based mortgage-backed securities	—	—	12,515	320	12,515	320
U.S. Treasury securities and obligations of U.S. government agencies	—	—	59,756	1,429	59,756	1,429
Total available-for-sale securities	75,208	360	218,832	4,440	294,040	4,800
Total	$123,890	$459	$496,995	$7,307	$620,885	$7,766
December 31, 2017
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$110,698	$654	$19,895	$301	$130,593	$955
Corporate bonds	56,425	156	4,121	11	60,546	167
U.S. agency-based mortgage-backed securities	2,798	40	—	—	2,798	40
U.S. Treasury securities and obligations of U.S. government agencies	48,153	122	3,948	76	52,101	198
Asset-backed securities	—	—	967	15	967	15
Total held-to-maturity securities	218,074	972	28,931	403	247,005	1,375
Available-for-Sale
Fixed maturity securities:
States and political subdivisions	$23,365	$86	$19,153	$491	$42,518	$577
Corporate bonds	82,795	171	5,888	41	88,683	212
U.S. agency-based mortgage-backed securities	14,686	59	3,328	740	18,014	799
U.S. Treasury securities and obligations of U.S. government agencies	14,730	204	47,716	922	62,446	1,126
Total available-for-sale securities	135,576	520	76,085	2,194	211,661	2,714
Total	$353,650	$1,492	$105,016	$2,597	$458,666	$4,089

At December 31, 2018, the Company held 398 individual fixed maturity securities that were in an unrealized loss position, of which 323 were in a continuous unrealized loss position for longer than 12 months.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

In 2018, 2017 and 2016, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

3.	Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for doubtful accounts. The components of premiums receivable are shown below:

	December 31,
	2018	2017
	(in thousands)
Premiums receivable	$167,868	$179,460
Allowance for doubtful accounts	(5,390)	(5,226)
Premiums receivable, net	$162,478	$174,234

The following summarizes the activity in the allowance for doubtful accounts:

	December 31,
	2018	2017	2016
	(in thousands)
Balance, beginning of year	$5,226	$5,212	$4,852
Provision for bad debts	883	1,394	1,646
Write-offs	(719)	(1,380)	(1,286)
Balance, end of year	$5,390	$5,226	$5,212

Included in premiums receivable at December 31, 2018, 2017 and 2016 is the Company’s estimate for EBUB premium of $7.5 million, $6.3 million and $7.7 million, respectively.

4.	Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs that are incremental and directly related to the successful acquisition of new or the renewal of existing insurance policies.  We defer incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance policy.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

We also defer a portion of employee total compensation costs directly related to time spent performing specific acquisition or renewal activities.

These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2018	2017
	(in thousands)
Agents’ commissions	$14,953	$15,238
Premium taxes	3,161	3,395
Deferred underwriting expenses	1,620	1,618
Total deferred policy acquisition costs	$19,734	$20,251

The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Balance, beginning of year	$20,251	$19,300	$20,412
Policy acquisition costs deferred	45,252	43,960	43,209
Amortization expense during the year	(45,769)	(43,009)	(44,321)
Balance, end of year	$19,734	$20,251	$19,300

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2018	2017
	(in thousands)
Land and office building	$7,798	$7,713
Furniture and equipment	6,150	6,578
Software	7,339	6,856
Automobiles	74	74
	21,361	21,221
Accumulated depreciation	(15,103)	(15,093)
Property and equipment, net	$6,258	$6,128

Furniture and equipment included property held under capital leases of $0.2 million at December 31, 2018.  Accumulated depreciation includes $120,000 that is related to these properties at December 31, 2018.  Furniture and equipment included property held under capital leases of $0.2 million at December 31, 2017.  Accumulated depreciation includes $58,000 that is related to these properties at December 31, 2017.  Furniture and equipment included property held under capital leases of $0.2 million at December 31, 2016.  Accumulated depreciation includes $80,000 that is related to these properties at December 31, 2016.  The capital lease obligations related to these properties are included in accounts payable and other liabilities.

Future minimum lease payments related to the capital lease obligations are detailed below (in thousands):

2019	$47
2020	48
2021	4
Present value of net minimum lease payments	$99

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

6.	Reinsurance

The Company cedes certain premiums and losses to various reinsurers under excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2018, 2017 and 2016 was as follows:

	2018 Premiums		2017 Premiums		2016 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Gross	$351,696	$359,670	$350,267	$355,025	$373,055	$379,011
Ceded	(9,344)	(9,344)	(8,869)	(8,869)	(10,307)	(10,307)
Net premiums	$342,352	$350,326	$341,398	$346,156	$362,748	$368,704

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2018	2017
	(in thousands)
Unpaid losses recoverable:
Case basis	$76,525	$66,061
Incurred but not reported	30,691	18,828
Paid losses recoverable	325	554
Experience-rated commissions recoverable	4,465	4,690
Total	$112,006	$90,133

Amounts recoverable from reinsurers consists of ceded case reserves, ceded incurred but not reported (“IBNR”) reserves, paid losses recoverable and experience-rated commissions recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2018, there were no paid losses recoverable past due.

The Company received reinsurance recoveries of $1.3 million in 2018, $1.6 million in 2017 and $0.5 million in 2016.

The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts.  At December 31, 2018, reinsurance recoverables from reinsurers that exceeded 1.5% of statutory surplus of the Company’s insurance subsidiaries are shown below (in thousands).

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2018
		(in thousands)
Hannover Reinsurance (Ireland) Limited (1)	A+	$53,609
Allianz Risk Transfer AG (Bermuda) (1)	A+	13,084
Odyssey America Reinsurance Corporation	A	11,754
Minnesota Workers’ Compensation Reinsurance Association (1)	NR	8,823
Other reinsurers		24,736
Total amounts recoverable from reinsurers		112,006
Funds withheld and letters of credit related to the above recoverables		(69,932)
Total unsecured amounts recoverable from reinsurers		$42,074

(1)	Current participant in our 2019 reinsurance program.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

7.	Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$21,377	$8,830
Unearned premiums	8,069	8,466
Accrued expenses and other	2,636	2,359
State income tax	855	782
Accrued policyholder dividends	2,188	1,918
Impaired securities	21	42
Capital loss carryforward	—	190
Accrued insurance-related assessments	3,139	3,256
Net unrealized loss on securities	496	—
Total deferred tax assets	38,781	25,843
Deferred income tax liabilities:
Deferred policy acquisition costs	(5,207)	(5,317)
Callable bond amortization	(5)	(8)
Unrealized gain on securities available-for-sale	—	(1,070)
Property and equipment and other	(178)	(3)
Salvage and subrogation	(719)	(183)
Loss reserves adjustment due to the Tax Act	(10,820)	—
Total deferred income tax liabilities	(16,929)	(6,581)
Net deferred income taxes	$21,852	$19,262

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current:
Federal	$16,407	$22,477	$35,602
State	1,004	732	1,603
	17,411	23,209	37,205
Deferred:
Federal	(1,389)	12,965	(2,120)
State	(73)	(165)	(129)
	(1,462)	12,800	(2,249)
Total	$15,949	$36,009	$34,956

During 2018, 2017 and 2016, there was no valuation allowance on the Company’s deferred income tax assets and liabilities.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% in 2018 and 35% in 2017 and 2016 to income before income taxes as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Income tax computed at federal statutory tax rate	$18,392	$28,784	$39,487
Tax-exempt interest, net	(2,965)	(5,707)	(5,370)
State income tax	720	311	913
Dividends received deduction	(44)	(48)	(125)
Revaluation of net deferred income tax assets	—	12,620	—
Other	(154)	49	51
	$15,949	$36,009	$34,956

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.  As a result, we recorded $12.6 million as additional income tax expense related to our net deferred tax assets revalued at the new lower rate of 21% in the fourth quarter of 2017, the period in which the legislation was enacted.

In December 2018, the IRS released its guidance for determining the Tax Act transition adjustment related to the discounting of  loss reserves.  During the period ended December 31, 2018, the Company recorded an increase in its deferred tax assets and a corresponding increase in its deferred tax liabilities as a result of the transition adjustment, which had no impact on tax expense recognized in 2018.  As of December 31, 2018, we have completed our accounting for the tax effects of enactment of the Tax Act.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2018, 2017 and 2016.

Tax years 2015 through 2018 are subject to examination by the federal and state taxing authorities.

8.	Line of Credit

The Company has an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank.  The agreement expires in December 2019.  Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR.  Under the agreement, the Company pays a fee of 0.25% on the unused portion of the loan in arrears quarterly, or a fee of $50,000 annually, assuming the line of credit is not used during the calendar year.  The line of credit is unsecured. No borrowings or letters of credit were outstanding under the line of credit arrangement at December 31, 2018 or 2017.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

9.	Loss and Loss Adjustment Expenses

The following development tables provide the incurred and paid claims and allocated claim adjustment expenses, net of reinsurance, for workers’ compensation and general liability for accident years 2009 through 2018.  The incurred but not reported (“IBNR”) claims and claims frequency is included for each accident year presented.

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of
	For the Years Ended December 31,										December 31, 2018
	(Dollars in thousands)										Total IBNR
											Plus
											Expected	Cumulative
											Development	Number of
Accident	Unaudited (1)										on Reported	Claims
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Claims	Reported
2009	$185,359	$188,746	$188,462	$187,943	$184,006	$182,274	$177,795	$176,586	$177,015	$174,731	$3,407	5,372
2010	—	179,156	202,479	208,035	205,769	198,861	193,029	191,000	189,403	189,040	5,612	5,970
2011	—	—	196,384	199,522	199,163	198,213	195,262	192,988	191,126	189,327	7,045	6,043
2012	—	—	—	222,549	222,075	212,738	193,515	184,460	182,859	180,387	7,454	5,749
2013	—	—	—	—	241,810	241,811	233,656	220,457	214,701	210,588	10,210	5,763
2014	—	—	—	—	—	268,846	268,846	249,097	235,058	226,933	12,576	5,833
2015	—	—	—	—	—	—	262,573	262,573	252,514	235,471	22,038	5,510
2016	—	—	—	—	—	—	—	250,491	250,491	241,406	19,874	5,378
2017	—	—	—	—	—	—	—	—	244,094	244,098	9,887	5,178
2018	—	—	—	—	—	—	—	—	—	250,487	15,423	5,186
									Total	$2,142,468	$113,526

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Dollars in thousands)

Accident	Unaudited (1)										Claim
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Frequency (2)
2009	$42,332	$96,173	$123,946	$142,667	$150,925	$155,365	$158,214	$159,345	$160,580	$162,253	19.82
2010	—	47,520	108,714	141,029	156,974	165,834	169,565	172,426	175,019	176,663	24.93
2011	—	—	53,329	111,029	140,831	153,968	161,639	165,967	167,757	169,994	22.81
2012	—	—	—	50,579	107,467	133,658	149,161	154,553	157,207	159,807	18.73
2013	—	—	—	—	51,396	119,507	150,304	165,994	172,479	177,724	16.54
2014	—	—	—	—	—	53,060	119,820	153,320	169,736	180,683	14.97
2015	—	—	—	—	—	—	54,141	121,599	151,818	170,461	14.23
2016	—	—	—	—	—	—	—	52,238	115,713	143,016	14.19
2017	—	—	—	—	—	—	—	—	56,951	122,552	14.58
2018	—	—	—	—	—	—	—	—	—	62,061	14.42
									Total	1,525,214
All outstanding claim liabilities before 2008, net of reinsurance										73,939
Liabilities for claims and claim adjustment expenses, net of reinsurance										691,193

(1) Data presented for these calendar years is required supplementary information, which is unaudited.
(2) Frequency, as calculated above, refers to reported claims divided by gross premium earned.

The average annual percentage payout of incurred claims by age, net of reinsurance, for workers’ compensation and general liability as of December 31, 2018 is summarized below. Since workers’ compensation has long payout periods, the table below shows less than 100% in the years disclosed.  This is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
24.6%	29.9%	14.6%	8.2%	4.1%	2.2%	1.4%	1.1%	0.8%	1.0%

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Balance, beginning of period	$771,845	$742,776	$718,033
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	84,889	78,256	64,858
Net balance, beginning of period	686,956	664,520	653,175
Add incurred related to:
Current accident year	250,487	244,094	250,337
Prior accident years	(45,596)	(34,770)	(51,306)
Total incurred	204,891	209,324	199,031
Less paid related to:
Current accident year	62,061	56,951	52,085
Prior accident years	138,593	129,937	135,601
Total paid	200,654	186,888	187,686
Net balance, end of period	691,193	686,956	664,520
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	107,216	84,889	78,256
Balance, end of period	$798,409	$771,845	$742,776

The foregoing reconciliation reflects favorable development of the net reserves at December 31, 2018, 2017 and 2016. The favorable development reduced loss and loss adjustment expenses incurred by $45.6 million in 2018, driven primarily by accident years 2014, 2015 and 2016 of $8.1 million, $17.0 million and $9.1 million, respectively. In 2017 and 2016, the Company recorded favorable development of $34.8 million and $51.3 million, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

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

The following table details our exposures to various asbestos related claims:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Reserves for loss and LAE at beginning of year	$1,748	$1,487	$958
Incurred losses and LAE during the current year	108	556	816
Loss and LAE payments	(301)	(295)	(287)
Reserves for loss and LAE at end of year	$1,555	$1,748	$1,487

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

10.	Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholders’ capital and surplus at December 31, 2018, 2017 and 2016 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2018, were as follows (in thousands):

	2018	2017	2016
Capital and surplus	$383,575	$382,062	$394,016
Net income	72,979	61,628	79,858
Net realized losses on investments	(1,536)	(647)	(504)

Property and casualty insurance companies are subject to certain risk-based capital requirements, or RBC requirements, specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2018, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirement.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the greater of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Nebraska Director of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. AIIC paid $65.4 million in dividends to the Company in 2018, $78.9 million in 2017 and $67.0 million in 2016. Based upon the dividend limitation described above, AIIC could pay to the Company dividends of up to $71.0 million in 2019 without seeking regulatory approval.

11.	Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. At December 31, 2018, there were 20,528,230 shares of common stock issued and 19,269,980 shares outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 2018, there were no shares of preferred stock outstanding.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

Stock options granted under the 2005 Incentive Plan are exercisable, subject to vesting requirements determined by the Compensation Committee, for periods of up to ten years from the date of grant. Stock options generally expire 90 days after the cessation of an optionee’s service as an employee. However, in the case of an optionee’s death or disability, the unexercised portion of a stock option remains exercisable for up to one year after the optionee’s death or disability. Stock options granted under the 2005 Incentive Plan are not transferable, except by will or the laws of descent and distribution.

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

The following table summarizes information about the stock option activity under the 2005 Incentive Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2016	88,879	12.10	4.3
Granted	—	—	—
Exercised	(68,879)	12.14	3.3
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2016	20,000	8.71	3.1
Exercisable at December 31, 2016	20,000	8.71	3.1
Outstanding at January 1, 2017	20,000	8.71	3.1
Granted	—	—	—
Exercised	—	—	—
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2017	20,000	5.21	2.1
Exercisable at December 31, 2017	20,000	5.21	2.1
Outstanding at January 1, 2018	20,000	5.21	2.1
Granted	—	—	—
Exercised	(15,000)	4.46	0.9
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2018	5,000	3.95	1.9
Exercisable at December 31, 2018	5,000	3.95	1.9

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

	2018	2017	2016
	(in thousands)
Cash received from option exercises	$67	$—	$837
Total tax benefits realized for tax deductions from options exercised	—	—	833
Total intrinsic value of options exercised	766	—	2,967
Grant date fair value of options vested	—	—	—
Aggregate intrinsic value of vested options outstanding	264	1,128	1,073

The following table summarizes information about the restricted stock activity under the 2005 Incentive Plan:

	Shares	Weighted- Average Grant- Date Fair Value per Share
Nonvested balance at January 1, 2016	1,600	27.35
Granted	—	—
Vested	(800)	27.35
Forfeited	—	—
Nonvested balance at December 31, 2016	800	27.35
Granted	—	—
Vested	(800)	27.35
Forfeited	—	—
Nonvested balance at December 31, 2017	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance at December 31, 2018	—	—

The Company recognized compensation expense of $12,000 in 2018 and $56,000 in 2017 and $58,000 in 2016, related to awards made under the 2005 Incentive Plan. There were no tax benefits realized for tax deductions from vesting of restricted stock in 2018 and 2017.  Tax benefits realized for tax deductions from vesting of restricted stock in 2016 were $110,000.

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

In 2018, 3,304 shares of common stock were granted under the 2012 Incentive Plan.  In 2017, 7,434 shares of common stock and 1,892 shares of restricted stock were granted under the 2012 Incentive Plan, which will vest through 2022.  At December 31, 2018, there were 343,147 shares of common stock available for future awards under the 2012 Incentive Plan.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The following table summarizes information about the common and restricted stock activity under the 2012 Incentive Plan:

	Shares	Weighted- AverageGrant- Date Fair Value per Share
Nonvested balance at January 1, 2016	77,528	40.57
Granted	27,077	54.44
Vested	(26,294)	45.18
Forfeited	(1,919)	—
Nonvested balance at December 31, 2016	76,392	43.91
Granted	9,326	55.58
Vested	(24,839)	43.89
Forfeited	—	—
Nonvested balance at December 31, 2017	60,879	45.71
Granted	3,304	59.16
Vested	(24,608)	44.31
Forfeited	—	—
Nonvested balance at December 31, 2018	39,575	48.93

The Company recognized compensation expense of $726,000, $884,000 and $849,000 in 2018, 2017 and 2016, respectively, related to share-based grants.  The Company recognized compensation expense of $976,000, $724,000 and $334,000 in 2018 2017 and 2016, respectively, related to long-term incentive awards under the 2012 Incentive Plan.   The long-term incentive award is a liability award.

Non-Employee Director Restricted Stock Plan

The AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the Restricted Stock Plan is 150,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2018, there were 57,907 shares of common stock available for future awards under the Restricted Stock Plan.

Under the Restricted Stock Plan, each non-employee director is automatically granted a restricted stock award for a number of shares equal to $50,000 divided by the closing price of the Company’s common stock on the date of the annual meeting of shareholders at which the non-employee director is elected or is continuing as a member of the Board. Each restricted stock award vests on the date of the next annual meeting of shareholders following the date of grant, subject to the continued service of the non-employee director.  Under the terms of the Restricted Stock Plan, the Company’s Board of Directors may increase the dollar amount of the annual award to an amount up to $75,000 without further shareholder approval.

As of December 31, 2018, there were 5,761 shares of restricted stock outstanding under the Non-Employee Director Restricted Stock Plan, all of which will vest on the date of the annual meeting of shareholders in 2019.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The following table summarizes information about the restricted stock activity under the Non-Employee Director Restricted Stock Plan:

	Shares	Weighted- Average Grant- Date Fair Value per Share
Nonvested balance at January 1, 2016	7,112	44.26
Granted	5,952	63.57
Vested	(7,488)	44.54
Forfeited	—	—
Nonvested balance at December 31, 2016	5,576	64.50
Granted	6,454	54.20
Vested	(5,576)	64.50
Forfeited	—	—
Nonvested balance at December 31, 2017	6,454	54.20
Granted	5,761	60.75
Vested	(6,454)	54.20
Forfeited	—	—
Nonvested balance at December 31, 2018	5,761	60.75

The Company recognized compensation expense of $351,000 in 2018, $355,000 in 2017 and $361,000  in 2016 related to the Non-Employee Director Restricted Stock Plan. There were no tax benefits realized for tax deductions from vesting of restricted stock in 2018 and 2017.  Total tax benefits realized for tax deductions from vesting of restricted stock in 2016 was $52,000.

13.	Earnings Per Share

Diluted earnings per share includes common shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if any outstanding options are exercised. Diluted earnings per share also includes the “if converted” method for participating securities if the result is dilutive.

The calculation of basic and diluted EPS for the years ended December 31, 2018, 2017 and 2016 are presented below.

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands, except earnings per share amounts)
Basic EPS:
Net income – basic	$71,632	$46,231	$77,865
Basic weighted-average common shares	19,209	19,165	19,106
Basic earnings per share	$3.73	$2.41	$4.08
Diluted EPS:
Net income - diluted	$71,632	$46,231	$77,865
Diluted weighted average common shares:
Weighted average common shares	19,209	19,165	19,106
Stock options and restricted stock	84	81	98
Diluted weighted average common shares	19,293	19,246	19,204
Diluted earnings per common share	$3.71	$2.40	$4.05

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The table below sets forth the reconciliation of the weighted average shares used for the basic and diluted EPS calculation.

	Years Ended
	2018	2017	2016
Basic weighted average common shares	19,208,978	19,165,489	19,105,806
Add: Other common shares eligible for common dividends:
Weighted average restricted shares and stock options (including tax benefit component)	84,104	80,377	97,844
Diluted weighted average common shares	19,293,082	19,245,866	19,203,650

14.Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income includes net income plus unrealized gains/losses on our available-for-sale investment securities, net of tax.  The following table illustrates the changes in the balance of each component of accumulated other comprehensive income (loss) for each period presented in the financial statements.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Beginning balance	$3,612	$(492)	$2,587
Impact of adoption of ASU 2016-01	(615)	—	—
Impact of adoption of ASU 2018-02	414	—	—
Adjusted beginning balance	3,411	(492)	2,587
Other comprehensive income (loss) before reclassification	(4,551)	4,823	(3,231)
Amounts reclassified from accumulated other comprehensive income (loss)	308	(719)	152
Net current period other comprehensive income (loss)	(4,243)	4,104	(3,079)
Ending balance	$(832)	$3,612	$(492)

The sale or other-than-temporary impairment (OTTI) of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income.  The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income (Loss)	Year Ended December 31,			Affected line item in the statement of income
	2018	2017	2016
	(in thousands)
Unrealized gains (losses) on available-for- sale securities	$(390)	$1,106	$(234)	Net realized losses on investments
	(390)	1,106	(234)	Income before income taxes
	82	(387)	82	Income tax expense
	$(308)	$719	$(152)	Net income

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

	Pre-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	(in thousands)
December 31, 2018
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(5,760)	$(1,209)	$(4,551)
Reclassification adjustment for gains realized in net income	390	82	308
Net unrealized loss	(5,370)	(1,127)	(4,243)
Other comprehensive loss	$(5,370)	$(1,127)	$(4,243)
December 31, 2017
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$6,960	$2,137	$4,823
Reclassification adjustment for losses realized in net income	(1,106)	(387)	(719)
Net unrealized gain	5,854	1,750	4,104
Other comprehensive income	$5,854	$1,750	$4,104
December 31, 2016
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(4,908)	$(1,718)	$(3,190)
Less amortization of differences between fair value and amortized cost for fixed maturity security transfer	(63)	(22)	(41)
Reclassification adjustment for gains realized in net income	234	82	152
Net unrealized loss	(4,737)	(1,658)	(3,079)
Other comprehensive loss	$(4,737)	$(1,658)	$(3,079)

15.	Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches up to 3% of employee compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Company contributions to this plan were $0.7 million in 2018, $0.6 million in 2017, and $0.4 million in 2016.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes (in thousands) the fair value of the annuities at December 31, 2018, that the Company has purchased to satisfy its obligations.

Life Insurance Company	A.M. Best Rating	Statement Value of Annuities Exceeding 1% of Statutory Surplus
Pacific Life and Annuity Company	A+	$18,028
American General Life Insurance Company	A	14,802
New York Life Insurance Company	A++	10,335
Travelers Life and Annuity	A	12,414
Metropolitan Life Insurance Company	A+	6,799
John Hancock Life Insurance Company	A+	7,153
Athene Annuity and Life Company	A	4,638
United of Omaha Life Insurance Company	A+	5,435
Other		20,470
		$100,074

Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best Company rating of “A” (Excellent) or better.

The Company leases equipment and office space under noncancelable operating leases. At December 31, 2018, future minimum lease payments are as follows (in thousands):

2019	$128
2020	118
2021	109
2022	110
2023	75
2024	6
$546

Rental expense was $0.2 million in 2018, $0.1 million in 2017 and $0.2 million in 2016, respectively.

17.	Concentration of Operations

The Company derives its premium revenues from its operations in the workers’ compensation insurance line of business.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Net premiums earned during 2018, 2017 and 2016 for the top ten states in 2018 and all others are shown below:

	2018		2017		2016
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Georgia	$40,351	11.5%	$40,801	11.8%	$38,168	10.4%
Florida	39,672	11.3%	34,615	10.0%	29,051	7.9%
Pennsylvania	31,708	9.1%	32,931	9.5%	39,460	10.7%
Louisiana	25,810	7.4%	25,422	7.3%	30,426	8.3%
Illinois	19,710	5.6%	22,169	6.4%	25,796	7.0%
North Carolina	19,537	5.6%	18,388	5.3%	20,784	5.6%
Virginia	15,228	4.3%	16,298	4.7%	16,599	4.5%
Wisconsin	14,101	4.0%	13,790	4.0%	13,544	3.7%
South Carolina	13,924	4.0%	13,327	3.9%	13,897	3.8%
Minnesota	12,900	3.7%	13,968	4.0%	15,130	4.1%
All others	117,385	33.5%	114,447	33.1%	125,849	34.0%
Total net premiums earned	$350,326	100.0%	$346,156	100.0%	$368,704	100.0%

18.	Fair Values of Financial Instruments

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

Investments—The Company’s fixed maturity securities are priced by an independent pricing service. The prices provided by the independent pricing service are estimated based on observable market data in active markets utilizing pricing models and processes, which may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, sector groupings, matrix pricing and reference data. The Company reviews the prices provided by pricing services for reasonableness and compares them to prices provided by the Company’s custodian which uses different pricing services.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held to maturity	$613,878	$616,772	$629,668	$639,309
Fixed maturity securities—available-for-sale	478,730	478,730	465,594	465,594
Equity securities	18,651	18,651	9,282	9,282
Short-term investments	14,231	14,231	25,770	25,770
Cash and cash equivalents	40,344	40,344	55,559	55,559

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics.  There were no transfers between Level 1 and Level 2 during the year ended December 31, 2018.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 are as follows:

	December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$233,245	$—	$233,245
Corporate bonds	—	173,214	—	173,214
U.S. agency-based mortgage-backed securities	—	12,515	—	12,515
U.S. Treasury securities and obligations of U.S. government agencies	59,756	—	—	59,756
Total securities available-for-sale—fixed maturity	59,756	418,974	—	478,730
Equity securities:
Domestic common stock	18,651	—	—	18,651
Total	$78,407	$418,974	$—	$497,381

	December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$251,140	$—	$251,140
Corporate bonds	—	130,222	—	130,222
U.S. agency-based mortgage-backed securities	—	18,014	—	18,014
U.S. Treasury securities and obligations of U.S. government agencies	66,218	—	—	66,218
Total available-for-sale—fixed maturity	66,218	399,376	—	465,594
Securities available-for-sale—equity:
Domestic common stock	9,248	—	34	9,282
Total available-for-sale	$75,466	$399,376	$34	$474,876

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Assets and liabilities measured at amortized cost as of December 31, 2018 and 2017 are as follows:

	December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$448,947	$—	$448,947
Corporate bonds	—	91,369	—	91,369
U.S. agency-based mortgage-backed securities	—	8,349	—	8,349
U.S. Treasury securities	7,111	—	—	7,111
Obligations of U.S. government agencies	—	59,932	—	59,932
Asset-backed securities	—	1,064	—	1,064
Total held-to-maturity	$7,111	$609,661	$—	$616,772

	December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$469,101	$—	$469,101
Corporate bonds	—	100,047	—	100,047
U.S. agency-based mortgage-backed securities	—	10,845	—	10,845
U.S. Treasury securities	6,750	—	—	6,750
Obligations of U.S. government agencies	—	51,257	—	51,257
Asset-backed securities	—	1,309	—	1,309
Total held-to-maturity	$6,750	$632,559	$—	$639,309

The following table presents summary information regarding changes in the fair value of assets measured at fair value using Level 3 input.

	Year Ended	Twelve Months Ended
	December 31, 2018	December 31, 2017
	(in thousands)
Balance, beginning of period	$34	$—
Transfer into Level 3	—	34
Unrealized loss on equity security	(32)	—
Sale of equity security	(2)
Balance, end of period	$—	$34

There was an immaterial transfer between Level 1 and Level 3 in 2017 due to the reclassification of a common stock security with unobservable fair value inputs.

At December 31, 2018, the Company held one security measured at fair value on a nonrecurring basis due to a recognized impairment of $100,000. The security is valued using Level 2 inputs and had a value of $11,000 at December 31, 2018.  The security was valued at fair value at the time of impairment and is currently being carried at the adjusted amortized cost.  The fair value of the security is $31,000 at December 31, 2018.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

19.	Quarterly Financial Data (Unaudited)

The following table represents unaudited quarterly financial data for the years ended December 31, 2018 and 2017.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2018
Net premiums earned	$87,310	$88,995	$85,184	$88,837
Net investment income	7,209	7,303	7,884	8,056
Net realized losses on investments	(31)	(1,111)	(329)	(65)
Total revenues	94,175	95,380	93,529	94,669
Income before income taxes	19,414	20,930	24,460	22,777
Net income	16,169	16,956	19,701	18,806
Earnings per share:
Basic	$0.84	$0.88	$1.03	$0.98
Diluted	$0.84	$0.88	$1.02	$0.98
Comprehensive income	10,321	17,109	17,582	22,176
Extraordinary cash dividends declared per common share	$—	$—	$—	$3.50
Cash dividends declared per common share	$0.22	$0.22	$0.22	$0.22

2017
Net premiums earned	$90,912	$82,749	$85,118	$87,377
Net investment income	6,710	7,471	7,788	7,312
Net realized gains (losses) on investments	(181)	(388)	(192)	114
Total revenues	97,542	89,925	92,804	94,937
Income before income taxes	18,733	22,151	23,556	17,800
Net income	13,524	15,481	16,577	649
Earnings per share:
Basic	$0.71	$0.81	$0.86	$0.03
Diluted	$0.70	$0.81	$0.86	$0.03
Comprehensive income	14,476	17,437	17,194	1,228
Extraordinary cash dividends declared per common share	$—	$—	$—	$3.50
Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20

20.	Capital Management

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. There were no shares repurchased under this program in 2018. Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

In 2013, the Company’s Board of Directors initiated a regular quarterly dividend.  During 2018, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share compared to $0.20 per share in 2017, $0.18 per share in 2016, $0.15 per share in 2015, $0.12 per share in 2014 and $0.08 per share in 2013.  The Company declared extraordinary dividends totaling $3.50 per share in 2018 and 2017, $3.25 per share in 2016, $3.00 per share in 2015 and $1.50 per share in 2014.  The Company did not pay any extraordinary cash dividends in 2013.

21.	Subsequent Events

On February 26, 2019 the Company declared a regular quarterly cash dividend of $0.25 per share payable on March 22, 2019 to shareholders of record as of March 8, 2019.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter.  On an annualized basis, the cash dividend is expected to be $1.00 per share.

Schedule II. Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2018	2017
	(in thousands)
Assets
Investments:
Equity securities, at fair value (cost $10,007 and $8,503 in 2018 and 2017, respectively)	$9,803	$9,248
Short-term investments	—	7,962
Investment in subsidiaries	388,797	386,844
Total investments	398,600	404,054
Cash and cash equivalents	5,509	16,351
Deferred income taxes	509	302
Notes receivable from subsidiaries	3,270	1,711
Property and equipment, net	1,536	1,359
Federal income tax recoverable	2,995	—
Other assets	800	4,412
	$413,219	$428,189
Liabilities, redeemable preferred stock and shareholders’ equity
Total liabilities	3,457	2,766
Shareholders' equity (net of Treasury stock of $22,370 at December 31, 2018 and 2017)	409,762	425,423
	$413,219	$428,189

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenues
Net investment income	$1,089	$679	$1,509
Net unrealized losses on equity securities	(948)	—	—
Fee and other income	7,389	6,890	5,843
Total revenues	7,530	7,569	7,352
Expenses
Other operating costs	7,530	7,569	7,352
Total expenses	7,530	7,569	7,352
Income (loss) before income taxes and equity in earnings of subsidiaries	—	—	—
Income tax expense (benefit)	(36)	125	(156)
Gain (loss) before equity in earnings of subsidiaries	36	(125)	156
Equity in net income of subsidiaries	71,596	46,356	77,709
Net income	$71,632	$46,231	$77,865

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Operating activities
Net cash provided by operating activities	$2,448	$15,138	$2,771
Investing activities
Purchases of investments	(47,825)	(37,361)	(11,940)
Proceeds from sales of investments	54,600	33,000	—
Purchases of property and equipment	(1,041)	(277)	(924)
Dividends from subsidiary	65,400	78,900	67,000
Net cash provided by investing activities	71,134	74,262	54,136
Financing activities
Proceeds from stock option exercises	67	—	837
Tax benefit from share-based payments	—	—	995
Dividends to shareholders	(84,491)	(82,645)	(76,111)
Net cash used in financing activities	(84,424)	(82,645)	(74,279)
Change in cash and cash equivalents	(10,842)	6,755	(17,372)
Cash and cash equivalents at beginning of year	16,351	9,596	26,968
Cash and cash equivalents at end of year	$5,509	$16,351	$9,596

Schedule VI. Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Costs	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Net Premiums Earned	Net Investment Income	Loss and LAE Related to Current Period	Loss and LAE Related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
	(in thousands)
2018	$19,734	$798,409	$149,296	$350,326	$30,452	$250,487	$(45,596)	$(45,769)	$200,654	$342,352
2017	20,251	771,845	157,270	346,156	29,281	244,094	(34,770)	(43,009)	186,888	341,398
2016	19,300	742,776	162,028	368,704	28,106	250,337	(51,306)	(44,321)	187,686	362,748

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of AMERISAFE, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited AMERISAFE, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMERISAFE, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

February 28, 2019

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2019 Annual Meeting of Shareholders. We plan to file our Proxy Statement within 120 days after December 31, 2018, the end of our fiscal year.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2019 Annual Meeting of Shareholders.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2019 Annual Meeting of Shareholders.

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

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees, and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2019 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2019 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2019 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2019 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2019 Annual Meeting of Shareholders.

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

10.7*	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Annex A to the Company's Proxy Statement on Schedule 14A filed April 28, 2017)

10.8*	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed February 27, 2015)

10.9*	AMERISAFE, Inc. 2018 Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 27, 2018)

10.10*	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed February 28, 2014)

10.11*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 6, 2010)

10.12*	Form of Annual Incentive Compensation Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed February 26, 2016)

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

10.18

Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2017, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed February 24, 2017)

10.19

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2018, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed February 28, 2018)

10.20	Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2019, issued to the Company by the reinsurers named herein

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed February 26, 2016)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neal A. Fuller filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Neal A. Fuller filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2019.

AMERISAFE, INC.

By:	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2019.

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
Randall Roach

Kathryn H. Shirley, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 28th day of February 2019, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ Kathryn H. Shirley
Kathryn H. Shirley, Attorney-in-Fact