Form 10-Q
period 2019-03-31
AMERISAFE INC
filed 2019-05-03
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	AMSF	NASDAQ

As of April 30, 2019, there were 19,274,980 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements in this report, including under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $615,217 and $616,772 in 2019 and 2018, respectively)	$604,056	$613,878
Fixed maturity securities—available-for-sale, at fair value (cost $464,740 and $479,772 in 2019 and 2018, respectively)	471,254	478,730
Equity securities, at fair value (cost $20,769 and $19,962 in 2019 and 2018, respectively)	21,615	18,651
Short-term investments	64,708	14,231
Total investments	1,161,633	1,125,490
Cash and cash equivalents	34,895	40,344
Amounts recoverable from reinsurers	111,182	112,006
Premiums receivable, net of allowance	174,310	162,478
Deferred income taxes	20,057	21,852
Accrued interest receivable	10,917	10,197
Property and equipment, net	6,041	6,258
Deferred policy acquisition costs	20,433	19,734
Other assets	19,514	17,572
Total assets	$1,558,982	$1,515,931
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$800,580	$798,409
Unearned premiums	155,026	149,296
Amounts held for others	42,468	41,388
Policyholder deposits	46,586	46,795
Insurance-related assessments	28,802	28,258
Federal income tax payable	7,660	3,412
Accounts payable and other liabilities	39,249	38,611
Payable for investments purchased	8,206	—
Total liabilities	1,128,577	1,106,169
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2019 and 2018; 20,533,230 and 20,528,230 shares issued and 19,274,980 and 19,269,980 shares outstanding in 2019 and 2018, respectively	205	205
Additional paid-in capital	211,700	211,431
Treasury stock, at cost (1,258,250 shares in 2019 and 2018)	(22,370)	(22,370)
Accumulated earnings	235,908	221,328
Accumulated other comprehensive income (loss), net	4,962	(832)
Total shareholders’ equity	430,405	409,762
Total liabilities and shareholders’ equity	$1,558,982	$1,515,931

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues
Gross premiums written	$93,107	$97,342
Ceded premiums written	(2,430)	(2,330)
Net premiums written	$90,677	$95,012
Net premiums earned	$84,948	$87,310
Net investment income	8,015	7,209
Net realized gains (losses) on investments	59	(31)
Net unrealized gains (losses) on equity securities	2,158	(390)
Fee and other income	10	77
Total revenues	95,190	94,175
Expenses
Loss and loss adjustment expenses incurred	49,614	53,162
Underwriting and certain other operating costs	7,552	7,846
Commissions	6,368	6,494
Salaries and benefits	6,747	5,926
Policyholder dividends	1,100	1,333
Total expenses	71,381	74,761
Income before income taxes	23,809	19,414
Income tax expense	4,409	3,245
Net income	$19,400	$16,169
Earnings per share
Basic	$1.01	$0.84
Diluted	$1.01	$0.84
Shares used in computing earnings per share
Basic	19,229,134	19,187,136
Diluted	19,298,036	19,262,237
Cash dividends declared per common share	$0.25	$0.22

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$19,400	$16,169
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	5,992	(5,848)
Change in deferred tax valuation allowance	(198)	—
Comprehensive income	$25,194	$10,321

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)	Total
Balance at December 31, 2018	20,528,230	$205	$211,431	(1,258,250)	$(22,370)	$221,328	$(832)	$409,762
Comprehensive income:
Impact of adoption of ASU 2016-02	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	19,400	—	19,400
Other comprehensive income:
Change in unrealized losses, net of tax	—	—	—	—	—	—	5,992	5,992
Change in deferred tax valuation allowance	—	—	—	—	—	—	(198)	(198)
Comprehensive income:								25,194
Common stock issued upon exercise of options	5,000	—	20	—	—	—	—	20
Share-based compensation	—	—	249	—	—	—	—	249
Dividends to shareholders	—	—	—	—	—	(4,819)	—	(4,819)
Balance at March 31, 2019	20,533,230	$205	$211,700	(1,258,250)	$(22,370)	$235,908	$4,962	$430,405

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$19,400	$16,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	241	222
Net amortization of investments	2,347	3,151
Deferred income taxes	5	264
Net realized (gains) losses on investments	(59)	31
Net unrealized (gains) losses on equity securities	(2,158)	390
Share-based compensation	565	18
Changes in operating assets and liabilities:
Premiums receivable, net	(11,832)	(12,564)
Accrued interest receivable	(720)	(697)
Deferred policy acquisition costs	(699)	(1,036)
Amounts held by others	—	(7,855)
Other assets	(998)	2,438
Reserves for loss and loss adjustment expenses	2,171	5,453
Unearned premiums	5,730	7,702
Reinsurance balances	824	(4,040)
Amounts held for others and policyholder deposits	871	402
Accounts payable and other liabilities	4,588	2,618
Net cash provided by operating activities	20,276	12,666
Investing activities
Purchases of investments held-to-maturity	(26,174)	(17,925)
Purchases of investments available-for-sale	(10,394)	(28,510)
Purchases of equity securities	(807)	—
Purchases of short-term investments	(64,320)	(28,688)
Proceeds from maturities of investments held-to-maturity	40,578	19,127
Proceeds from sales and maturities of investments available-for-sale	26,365	25,004
Proceeds from sales and maturities of short-term investments	13,959	4,000
Purchases of property and equipment	(22)	(868)
Net cash used in investing activities	(20,815)	(27,860)
Financing activities
Proceeds from stock option exercises	20	68
Finance lease purchases	(12)	—
Dividends to shareholders	(4,918)	(4,361)
Net cash used in financing activities	(4,910)	(4,293)
Change in cash and cash equivalents	(5,449)	(19,487)
Cash and cash equivalents at beginning of period	40,344	55,559
Cash and cash equivalents at end of period	$34,895	$36,072

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

AMERISAFE, Inc. (the “Company”) is an insurance holding company incorporated in the state of Texas. The accompanying unaudited consolidated financial statements include the accounts of AMERISAFE and its subsidiaries: American Interstate Insurance Company (“AIIC”) and its insurance subsidiaries, Silver Oak Casualty, Inc. (“SOCI”) and American Interstate Insurance Company of Texas (“AIICTX”), Amerisafe Risk Services, Inc. (“RISK”) and Amerisafe General Agency, Inc. (“AGAI”). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Nebraska. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. RISK, a wholly owned subsidiary of the Company, is a claims and safety service company currently servicing only affiliated insurance companies. AGAI, a wholly owned subsidiary of the Company, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers. The assets and operations of AGAI are not significant to that of the Company and its consolidated subsidiaries.

The terms “AMERISAFE,” the “Company,” “we,” “us” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, manufacturing, agriculture, maritime, and oil and gas. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the three months ended March 31, 2019 and 2018.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses and related disclosures.  Some of the estimates result from judgments that can be subjective and complex and, consequently, actual results in future periods might differ from these estimates.

Adopted Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The new guidance requires a lessee to recognize a lease liability and a right of use asset for all leases extending beyond twelve months.  This standard was effective for us beginning in the first quarter of 2019. We elected the new transition method under the transition guidance within the new standard. Therefore, prior comparative periods are not adjusted.  We also elected the package of practical expedients, which among other things, allows us to carryforward the historical lease classification.  We made an accounting policy election not to recognize lease assets and lease liabilities for short-term operating leases. Adoption of the new guidance resulted in the Company recognizing right-of-use assets of $0.4 million and lease liabilities of $0.3 million. The cumulative effect adjustment to the opening balance of retained earnings was minimal. Adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements as the Company does not have any significant leases.

Prospective Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses.  The new guidance replaces the methodology of credit loss impairment, which currently, delays the recognition of credit losses until a probable loss has been incurred.  The new guidance requires credit losses for securities measured at amortized cost to be determined using current expected credit loss estimates.  These estimates are to be derived from historical, current and reasonable supporting forecasts, including prepayments and estimates, and will be recorded through a valuation account.  The same method will be used for available-for-sale securities, but the valuation account will be limited to the amount by which the fair value is below amortized cost.  The standard is effective for us in the first quarter of 2020.  Implementation of the new guidance requires a modified retrospective approach without restatement, which means the first cumulative adjustment required will be a charge to retained earnings, with subsequent changes in the valuation account reported in the income statement.  The financial statement impact will be determined by the nature of the portfolio held and the economic conditions at the time of implementation.

The Company has formed an internal working group to evaluate the new standard and develop an implementation strategy.  The group has researched data, developed models and methodologies and is working toward implementation.  The Company will continue to monitor and evaluate the financial impact as the implementation date approaches.

All other issued but not yet effective accounting and reporting standards as of March 31, 2019 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Stock Options and Restricted Stock

As of March 31, 2019, the Company has three equity incentive plans: the AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”), the AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). In connection with the approval of the 2012 Incentive Plan by the Company’s shareholders, no further grants will be made under the 2005 Incentive Plan.  All grants made under the 2005 Incentive plan will continue in effect, subject to the terms and conditions of the 2005 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information regarding the Company’s incentive plans.

During the three months ended March 31, 2019 and 2018, options to purchase 5,000 and 15,000 shares of common stock were exercised, respectively. In connection with these exercises, the Company received minimal stock option proceeds in the current year and $0.1 million of stock option proceeds in the same period of 2018.

The Company recognized share-based compensation expense of $0.6 million in the quarter ended March 31, 2019 and $17.8 thousand in the quarter ended March 31, 2018.

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

	Three Months Ended
	March 31,
	2019	2018
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$19,400	$16,169
Basic weighted average common shares	19,229,134	19,187,136
Basic earnings per common share	$1.01	$0.84
Diluted EPS:
Net income	$19,400	$16,169
Diluted weighted average common shares:
Weighted average common shares	19,229,134	19,187,136
Stock options and restricted stock	68,902	75,101
Diluted weighted average common shares	19,298,036	19,262,237
Diluted earnings per common share	$1.01	$0.84

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at March 31, 2019 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$431,247	$10,468	$(242)	$441,473
Corporate bonds	102,774	520	(155)	103,139
U.S. agency-based mortgage-backed securities	9,824	396	(56)	10,164
U.S. Treasury securities and obligations of U.S. government agencies	59,210	352	(140)	59,422
Asset-backed securities	1,001	24	(6)	1,019
Totals	$604,056	$11,760	$(599)	$615,217

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as available-for-sale at March 31, 2019 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$220,749	$6,710	$(395)	$227,064
Corporate bonds	170,375	1,465	(217)	171,623
U.S. agency-based mortgage-backed securities	12,462	—	(180)	12,282
U.S. Treasury securities and obligations of U.S. government agencies	61,154	40	(909)	60,285
Totals	$464,740	$8,215	$(1,701)	$471,254

The gross unrealized gains and losses on, and the cost of equity securities at March 31, 2019 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$20,769	$846	$—	$21,615
Total equity securities	$20,769	$846	$—	$21,615

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

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as available-for-sale at December 31, 2018 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$231,848	$3,515	$(2,118)	$233,245
Corporate bonds	173,904	243	(933)	173,214
U.S. agency-based mortgage-backed securities	12,835	—	(320)	12,515
U.S. Treasury securities and obligations of U.S. government agencies	61,185	—	(1,429)	59,756
Totals	$479,772	$3,758	$(4,800)	$478,730

The gross unrealized gains and losses on, and the cost of equity securities at December 31, 2018 are summarized as follows:

	Cost	Gross Gains	Gross Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$19,962	$30	$(1,341)	$18,651
Total equity securities	$19,962	$30	$(1,341)	$18,651

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at March 31, 2019, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$67,547	$67,672
After one year through five years	248,804	251,430
After five years through ten years	86,353	88,108
After ten years	190,527	196,824
U.S. agency-based mortgage-backed securities	9,824	10,164
Asset-backed securities	1,001	1,019
Totals	$604,056	$615,217

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at March 31, 2019, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$68,592	$68,518
After one year through five years	159,000	159,135
After five years through ten years	47,350	48,152
After ten years	177,336	183,167
U.S. agency-based mortgage-backed securities	12,462	12,282
Totals	$464,740	$471,254

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
	(in thousands)
March 31, 2019
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$—	$—	$78,248	$242	$78,248	$242
Corporate bonds	3,728	5	37,828	150	41,556	155
U.S. agency-based mortgage-backed securities	—	—	2,248	56	2,248	56
U.S. Treasury securities and obligations of U.S. government agencies	—	—	40,587	140	40,587	140
Asset-backed securities	—	—	510	6	510	6
Total held-to-maturity securities	3,728	5	159,421	594	163,149	599
Available-for-Sale
Fixed maturity securities:
States and political subdivisions	$1,957	$1	$27,768	$394	$29,725	$395
Corporate bonds	5,734	7	75,651	210	81,385	217
U.S. agency-based mortgage-backed securities	—	—	12,281	180	12,281	180
U.S. Treasury securities and obligations of U.S. government agencies	—	—	56,466	909	56,466	909
Total available-for-sale securities	7,691	8	172,166	1,693	179,857	1,701
Total	$11,419	$13	$331,587	$2,287	$343,006	$2,300

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
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

At March 31, 2019, we held 184 individual fixed maturity securities that were in an unrealized loss position, of which 176 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

During the first quarter of 2019, we recognized through income $2.2 million of net unrealized gains on equity securities held as of March 31, 2019.  For the three months ended March 31, 2018, we recognized through income $0.4 million of net unrealized losses on equity securities held as of March 31, 2018.

Investment income is recognized as it is earned. The discount or premium on fixed maturity securities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

We regularly review our investment portfolio to evaluate the existence of other-than-temporary declines in the fair value of investments. We consider various factors in determining if a decline in the fair value of an individual security is other-than-temporary. The key factors we consider are:

•	any reduction or elimination of preferred dividends, or nonpayment of scheduled principal or interest payments;
•	the financial condition and near-term prospects of the issuer of the applicable security, including any specific events that may affect its operations or earnings;
•	how long and by how much the fair value of the security has been below its cost or amortized cost;
•	any downgrades of the security by a rating agency;
•	our intent not to sell the security for a sufficient time period for it to recover its value;
•	the likelihood of being required to sell the security before the recovery of its value; and
•	an evaluation as to whether there are any credit losses on debt securities.

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

During the three months ended March 31, 2019 and 2018, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Net realized gains in the three months ended March 31, 2019 were $0.1 million resulting from the sale of equity and fixed maturity securities classified as available-for-sale.  Net realized gains in the three months ended March 31, 2018 were immaterial.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of March 31, 2019, the Company established a valuation allowance of $0.2 million against its deferred income tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended March 31, 2019 and 2018.

Tax years 2015 through 2018 are subject to examination by the federal and state taxing authorities.

Note 6. Loss Reserves

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid as of a given point in time.  The reserves for loss and loss adjustment expenses are estimated using individual case-basis valuations, statistical analyses and estimates based upon experience for unreported claims and their associated loss and loss adjustment expenses. Such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations.  See Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information regarding the Company’s loss and loss adjustment expense development.

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance, beginning of period	$798,409	$771,845
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	107,216	84,889
Net balance, beginning of period	691,193	686,956
Add incurred related to:
Current accident year	61,587	62,426
Prior accident years	(11,974)	(9,264)
Total incurred	49,613	53,162
Less paid related to:
Current accident year	3,381	4,686
Prior accident years	43,180	47,354
Total paid	46,561	52,040
Net balance, end of period	694,245	688,078
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	106,335	89,220
Balance, end of period	$800,580	$777,298

The foregoing reconciliation reflects favorable development of the net reserves at March 31, 2019 and March 31, 2018. The favorable development reduced loss and loss adjustment expenses incurred by $12.0 million and $9.3 million in 2019 and 2018, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

Note 7. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $25.2 million for the three months ended March 31, 2019, compared to $10.3 million for the three months ended March 31, 2018.  The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale debt securities and in 2019, due to a change in the deferred tax asset valuation allowance of $0.2 million.

Comprehensive income includes net income plus unrealized gains (losses) on our available-for-sale investment securities, net of tax. In reporting comprehensive income on a net basis in the statements of comprehensive income, we used a 21 percent tax rate in 2019 and 2018. The following table illustrates the changes in the balance of each component of accumulated other comprehensive income for each period presented in the interim financial statements.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Beginning balance	$(832)	$3,612
Other comprehensive income (loss) before reclassification	5,981	(5,634)
Amounts reclassified from accumulated other comprehensive income	11	(214)
Change in deferred tax valuation allowance	(198)	—
Net current period other comprehensive income (loss)	5,794	(5,848)
Ending balance	$4,962	$(2,236)

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Three Months Ended March 31,		Affected line item in the statement of income
	2019	2018
	(in thousands)
Unrealized gains (losses) on available-for- sale securities	$(14)	$17	Net realized gains (losses) on investments
	(14)	17	Income before income taxes
	3	(57)	Income tax expense
	$(11)	$(40)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019.

At March 31, 2019, assets measured at fair value on a recurring basis are summarized below:

	March 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$227,064	$—	$227,064
Corporate bonds	—	171,623	—	171,623
U.S. agency-based mortgage-backed securities	—	12,282	—	12,282
U.S. Treasury securities	60,285	—	—	60,285
Total securities available-for-sale—fixed maturity	60,285	410,969	—	471,254
Equity securities:
Domestic common stock	21,615	—	—	21,615
Total	$81,900	$410,969	$—	$492,869

At March 31, 2019, assets measured at amortized cost are summarized below:

	March 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$441,473	$—	$441,473
Corporate bonds	—	103,139	—	103,139
U.S. agency-based mortgage-backed securities	—	10,164	—	10,164
U.S. Treasury securities	8,325	—	—	8,325
Obligations of U.S. government agencies	—	51,097	—	51,097
Asset-backed securities	—	1,019	—	1,019
Total held-to-maturity	$8,325	$606,892	$—	$615,217

At December 31, 2018, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$233,245	$—	$233,245
Corporate bonds	—	173,214	—	173,214
U.S. agency-based mortgage-backed securities	—	12,515	—	12,515
U.S. Treasury securities and obligations of U.S. government agencies	59,756	—	—	59,756
Total securities available-for-sale—fixed maturity	$59,756	$418,974	$—	$478,730
Equity securities:
Domestic common stock	18,651	—	—	18,651
Total	$78,407	$418,974	$—	$497,381

At December 31, 2018, assets measured at amortized cost are summarized below:

	December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$448,947	$—	$448,947
Corporate bonds	—	91,369	—	91,369
U.S. agency-based mortgage-backed securities	—	8,349	—	8,349
U.S. Treasury securities	7,111	—	—	7,111
Obligations of U.S. government agencies	—	59,932	—	59,932
Asset-backed securities	—	1,064	—	1,064
Total held-to-maturity	$7,111	$609,661	$—	$616,772

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

At March 31, 2019, the Company held one security measured at fair value on a nonrecurring basis due to a recognized impairment of $100,000. The security was valued using level 2 inputs and had an adjusted amortized cost of $11,000 at March 31, 2019.  The security was valued at fair value at the time of impairment and is currently being carried at the adjusted amortized cost.  The fair value of the security is $31,000 at March 31, 2019.

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

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of March 31, 2019		As of December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$604,056	$615,217	$613,878	$616,772
Fixed maturity securities—available-for-sale	471,254	471,254	478,730	478,730
Equity securities	21,615	21,615	18,651	18,651
Short-term investments	64,708	64,708	14,231	14,231
Cash and cash equivalents	34,895	34,895	40,344	40,344

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in the three months ended March 31, 2019 and 2018.

Note 10. Leases

The Company has operating and finance leases for office space and equipment.  Our leases have remaining lease terms of 5 months to 58 months, some of which include options to extend the leases for up to 5 years.  The Company, in determining the present value of lease payments, utilizes either the rate implicit in the lease if that rate is readily determinable or the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

Supplemental balance sheet information related to leases is as follows:

	March 31, 2019	Balance Sheet Classification
	(in thousands)
Operating leases:
Operating lease right-of-use assets	$539	Other assets

Operating lease liabilities	$539	Accounts payable and other liabilities

Finance leases:
Finance lease right-of-use assets	$185
Finance lease accumulated amortization right-of-use assets	(133)
Property and equipment, net	$52	Property and equipment, net

Finance lease liabilities	$90	Accounts payable and other liabilities

Note 11. Subsequent Events

On April 29, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share payable on June 21, 2019 to shareholders of record as of June 7, 2019. The Board considers the payment of a regular cash dividend each calendar quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three months ended March 31, 2019 and 2018. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Critical Accounting Policies

Understanding our accounting policies is key to understanding our financial statements. Management considers some of these policies to be very important to the presentation of our financial results because they require us to make significant estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Some of the estimates result from judgments that can be subjective and complex and, consequently, actual results in future periods might differ from these estimates.

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$93,107	$97,342
Net premiums earned	84,948	87,310
Net investment income	8,015	7,209
Total revenues	95,190	94,175
Total expenses	71,381	74,761
Net income	19,400	16,169
Diluted earnings per common share	$1.01	$0.84
Other Key Measures
Net combined ratio (1)	84.0%	85.6%
Return on average equity (2)	18.5%	15.1%
Book value per share (3)	$22.33	$22.43

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

Consolidated Results of Operations for Three Months Ended March 31, 2019 Compared to March 31, 2018

Gross Premiums Written. Gross premiums written for the quarter ended March 31, 2019 were $93.1 million, compared to $97.3 million for the same period in 2018, a decrease of 4.4%. The decrease was attributable to a $5.2 million decrease in annual premiums on voluntary policies written during the period and a $0.2 million decrease in assumed premium from mandatory pooling arrangements.  The effective loss cost multiplier, or ELCM, for our voluntary business was 1.59 for the first quarter ended March 31, 2019 compared to 1.63 for the same period in 2018.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2019 were $90.7 million, compared to $95.0 million for the same period in 2018, a decrease of 4.6%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.8% for the first quarter of 2019 compared to 2.6% for the same period in 2018.  The increase in ceded premiums as a percentage of gross premiums earned reflects additional ceded premium of $0.2 million resulting from a sunset clause charge.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Net Premiums Earned. Net premiums earned for the first quarter of 2019 were $84.9 million, compared to $87.3 million for the same period in 2018, a decrease of 2.7%. The decrease was attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the quarter ended March 31, 2019 was $8.0 million, compared to $7.2 million for the same period in 2018, an increase of 11.2%.  The increase was due to slightly higher investment yields on fixed-income securities.  Average invested assets, including cash and cash equivalents, were $1.2 billion in the quarter ended March 31, 2019 and 2018. The pre-tax investment yield on our investment portfolio was 2.7% per annum during the quarter ended March 31, 2019 compared to 2.4% per annum during the same period in 2018. The tax-equivalent yield on our investment portfolio was 3.1% per annum for the quarter ended March 31, 2019 and 2.9% for the same period in 2018. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended March 31, 2019 totaled $0.1 million compared to minimal net realized losses for the same period in 2018. Net realized gains in the first quarter of 2019 were attributable to the sale of fixed maturity securities.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized gains on equity securities for the three months ended March 31, 2019 were $2.2 million compared to net unrealized losses of $0.4 million for the same period in 2018.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $49.6 million for the three months ended March 31, 2019, compared to $53.2 million for the same period in 2018, a decrease of $3.5 million, or 6.7%. The current accident year loss and LAE incurred were $61.6 million, or 72.5% of net premiums earned, compared to $62.4 million, or 71.5% of net premiums earned for the same period in 2018. We recorded favorable prior accident year development of $12.0 million in the first quarter of 2019, compared to favorable prior accident year development of $9.3 million in the same period of 2018, as further discussed below in “Prior Year Development.” Our net loss ratio was 58.4% in the first quarter of 2019, compared to 60.9% for the same period of 2018.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended March 31, 2019 were $20.7 million, compared to $20.3 million for the same period in 2018, an increase of 2.0%. This increase was primarily due to a $0.8 million increase in compensation expense due to higher estimates of variable share price based incentive compensation costs compared with the first quarter of 2018, a $0.2 million increase in insurance related assessments, and a $0.2 million increase in accounts receivable write-offs.  The increases were offset by a $0.2 million decrease in premium taxes, and a $0.2 million increase in contingent profit commission.  Our expense ratio was 24.3% in the first quarter of 2019 compared to 23.2% in the first quarter of 2018.

Income Tax Expense. Income tax expense for the three months ended March 31, 2019 was $4.4 million, compared to $3.2 million for the same period in 2018. The increase was attributable to an increase in the pre-tax income to $23.8 million in the quarter ended March 31, 2019 from $19.4 million in the same period in 2018. The effective tax rate for the Company increased to 18.5% in the quarter ended March 31, 2019 from 16.7% in the same period in 2018. The increase in the effective tax rate is due to a lower proportion of tax-exempt income to underwriting income in the quarter relative to the first quarter of 2018 and an increase of $0.2 million for the change in valuation allowance for deferred tax assets.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $20.3 million for the three months ended March 31, 2019, which represented a $7.6 million increase from $12.7 million in net cash provided by operating activities for the three months ended March 31, 2018. This increase in operating cash flow was attributable to a $7.9 million decrease in the change in amounts held by others and a $5.5 million decrease in loss and loss adjustment expenses paid.  Offsetting these amounts were a $4.0 million decrease in premiums collected, a $0.8 million increase in dividends paid to policyholders, a $0.5 million increase in underwriting and other operating expenses paid, and a $0.3 million increase in federal income taxes paid.

Net cash used in investing activities was $20.8 million for the three months ended March 31, 2019, compared to net cash used in investment activities of $27.9 million for the same period in 2018. Cash provided by sales and maturities of investments totaled $80.9 million for the three months ended March 31, 2019, compared to $48.1 million for the same period in 2018. A total of $101.7 million in cash was used to purchase investments in the three months ended March 31, 2019, compared to $75.1 million in purchases for the same period in 2018.

Net cash used in financing activities in the three months ended March 31, 2019 was $4.9 million compared to net cash used in financing activities of $4.3 million for the same period in 2018. In the three months ended March 31, 2019, $4.9 million of cash was used for dividends paid to shareholders compared to $4.4 million in the same period of 2018.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.2 billion at March 31, 2019 and December 31, 2018. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2019, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$431,247	36.0%
Corporate bonds	102,774	8.6%
U.S. agency-based mortgage-backed securities	9,824	0.8%
U.S. Treasury securities and obligations of U.S. government agencies	59,210	5.0%
Asset-backed securities	1,001	0.1%
Total fixed maturity securities—held-to-maturity	604,056	50.5%
Fixed maturity securities—available-for-sale:
States and political subdivisions	227,064	19.0%
Corporate bonds	171,623	14.4%
U.S. agency-based mortgage-backed securities	12,282	1.0%
U.S. Treasury securities and obligations of U.S. government agencies	60,285	5.0%
Total fixed maturity securities—available-for-sale	471,254	39.4%
Equity securities	21,615	1.8%
Short-term investments	64,708	5.4%
Cash and cash equivalents	34,895	2.9%
Total investments, including cash and cash equivalents	$1,196,528	100.0%

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

During the three months ended March 31, 2019 and 2018, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Prior Year Development

The Company recorded favorable prior accident year development of $12.0 million in the three months ended March 31, 2019. The table below sets forth the favorable development for the three months ended March 31, 2019 and 2018 for accident years 2014 through 2018 and, collectively, for all accident years prior to 2014.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Accident Year
2018	$—	$—
2017	—	—
2016	6.1	—
2015	2.1	6.0
2014	2.0	3.0
Prior to 2014	1.8	0.3
Total net development	$12.0	$9.3

The table below sets forth the number of open claims as of March 31, 2019 and 2018, and the number of claims reported and closed during the three months then ended.

	Three Months Ended March 31,
	2019	2018
Open claims at beginning of period	5,190	4,982
Claims reported	1,221	1,259
Claims closed	(1,448)	(1,298)
Open claims at end of period	4,963	4,943

The number of open claims at March 31, 2019 increased by 20 claims as compared to the number of open claims at March 31, 2018. At March 31, 2019, our incurred amounts for certain accident years, particularly 2016, 2015 and 2014, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of March 31, 2019, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see Item 1, “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2018, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of March 31, 2019, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million.  The Company had $25.0 million available for future purchases at March 31, 2019 under this program.  There were no shares repurchased during the three months ended March 31, 2019 and 2018. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations.  It is anticipated that future purchases will be funded from available capital.

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

AMERISAFE, INC.

May 3, 2019	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

May 3, 2019	/s/ Neal A. Fuller
Neal A. Fuller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)