Form 10-Q
period 2019-06-30
AMERISAFE INC
filed 2019-08-02
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 30, 2019, there were 19,298,261 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements in this report, and under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $629,207 and $616,772 in 2019 and 2018, respectively)	$610,950	$613,878
Fixed maturity securities—available-for-sale, at fair value (cost $445,117 and $479,772 in 2019 and 2018, respectively)	457,893	478,730
Equity securities, at fair value (cost $22,582 and $19,962 in 2019 and 2018, respectively)	24,070	18,651
Short-term investments	70,146	14,231
Total investments	1,163,059	1,125,490
Cash and cash equivalents	51,246	40,344
Amounts recoverable from reinsurers	103,695	112,006
Premiums receivable, net of allowance	175,020	162,478
Deferred income taxes	19,461	21,852
Accrued interest receivable	10,086	10,197
Property and equipment, net	5,957	6,258
Deferred policy acquisition costs	20,550	19,734
Other assets	22,019	17,572
Total assets	$1,571,093	$1,515,931
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$795,046	$798,409
Unearned premiums	156,889	149,296
Amounts held for others	44,064	41,388
Policyholder deposits	46,095	46,795
Insurance-related assessments	30,253	28,258
Federal income tax payable	1,325	3,412
Accounts payable and other liabilities	38,325	38,611
Payable for investments purchased	9,653	—
Total liabilities	1,121,650	1,106,169
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2019 and 2018; 20,556,511 and 20,528,230 shares issued and 19,298,261 and 19,269,980 shares outstanding in 2019 and 2018, respectively	205	205
Additional paid-in capital	212,493	211,431
Treasury stock, at cost (1,258,250 shares in 2019 and 2018)	(22,370)	(22,370)
Accumulated earnings	248,975	221,328
Accumulated other comprehensive income (loss), net	10,140	(832)
Total shareholders’ equity	449,443	409,762
Total liabilities and shareholders’ equity	$1,571,093	$1,515,931

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Gross premiums written	$87,018	$93,702	$180,125	$191,044
Ceded premiums written	(2,204)	(2,369)	(4,634)	(4,699)
Net premiums written	$84,814	$91,333	$175,491	$186,345
Net premiums earned	$82,951	$88,995	$167,899	$176,305
Net investment income	8,169	7,303	16,184	14,512
Net realized losses on investments	(82)	(1,111)	(23)	(1,142)
Net unrealized gains (losses) on equity securities	642	76	2,800	(314)
Fee and other income	73	117	83	194
Total revenues	91,753	95,380	186,943	189,555
Expenses
Loss and loss adjustment expenses incurred	48,868	52,076	98,482	105,238
Underwriting and certain other operating costs	7,416	7,985	14,968	15,831
Commissions	6,243	6,616	12,611	13,110
Salaries and benefits	6,059	6,681	12,806	12,607
Policyholder dividends	998	1,092	2,098	2,425
Total expenses	69,584	74,450	140,965	149,211
Income before income taxes	22,169	20,930	45,978	40,344
Income tax expense	4,279	3,974	8,688	7,219
Net income	$17,890	$16,956	$37,290	$33,125
Earnings per share
Basic	$0.93	$0.88	$1.94	$1.73
Diluted	$0.93	$0.88	$1.93	$1.72
Shares used in computing earnings per share
Basic	19,245,592	19,208,601	19,237,401	19,197,925
Diluted	19,306,953	19,266,735	19,316,276	19,275,883
Cash dividends declared per common share	$0.25	$0.22	$0.50	$0.44

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$17,890	$16,956	$37,290	$33,125
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	4,980	153	10,972	(5,695)
Change in deferred tax valuation allowance	198	—	—	—
Comprehensive income	$23,068	$17,109	$48,262	$27,430

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2019 and 2018

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at March 31, 2019	20,533,230	$205	$211,700	(1,258,250)	$(22,370)	$235,908	$4,962	$430,405
Comprehensive income:
Net income	—	—	—	—	—	17,890	—	17,890
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	4,980	4,980
Change in deferred tax valuation allowance	—	—	—	—	—	—	198	198
Comprehensive income:								23,068
Common stock issued	23,281	—	560	—	—	—	—	560
Share-based compensation	—	—	233	—	—	—	—	233
Dividends to shareholders	—	—	—	—	—	(4,823)	—	(4,823)
Balance at June 30, 2019	20,556,511	$205	$212,493	(1,258,250)	$(22,370)	$248,975	$10,140	$449,443

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at March 31, 2018	20,519,165	$205	$210,441	(1,258,250)	$(22,370)	$246,028	$(2,236)	$432,068
Comprehensive income:
Impact of adoption of ASU 2016-01	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	16,956	—	16,956
Other comprehensive income:
Change in unrealized losses, net of tax	—	—	—	—	—	—	153	153
Comprehensive income:								17,109
Common stock issued upon exercise of options	—	(1)	—	—	—	—	—	(1)
Common stock issued	9,065	1	195	—	—	—	—	196
Share-based compensation	—	—	259	—	—	—	—	259
Dividends to shareholders	—	—	—	—	—	(4,239)	—	(4,239)
Balance at June 30, 2018	20,528,230	$205	$210,895	(1,258,250)	$(22,370)	$258,744	$(2,083)	$445,391

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2019 and 2018

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)	Total
Balance at December 31, 2018	20,528,230	$205	$211,431	(1,258,250)	$(22,370)	$221,328	$(832)	$409,762
Comprehensive income:
Impact of adoption of ASU 2016-02	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	37,290	—	37,290
Other comprehensive income:
Change in unrealized losses, net of tax	—	—	—	—	—	—	10,972	10,972
Comprehensive income:								48,262
Common stock issued upon exercise of options	5,000	—	20	—	—	—	—	20
Common stock issued	23,281	—	560	—	—	—	—	560
Share-based compensation	—	—	482	—	—	—	—	482
Dividends to shareholders	—	—	—	—	—	(9,642)	—	(9,642)
Balance at June 30, 2019	20,556,511	$205	$212,493	(1,258,250)	$(22,370)	$248,975	$10,140	$449,443

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)	Total
Balance at December 31, 2017	20,504,165	$204	$210,081	(1,258,250)	$(22,370)	$233,896	$3,612	$425,423
Comprehensive income:
Impact of adoption of ASU 2016-01	—	—	—	—	—	614	—	614
Impact of adoption of ASU 2018-02	—	—	—	—	—	(414)	—	(414)
Net income	—	—	—	—	—	33,125	—	33,125
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(5,695)	(5,695)
Comprehensive income:								27,430
Common stock issued upon exercise of options	15,000	—	67	—	—	—	—	67
Common stock issued	9,065	1	195	—	—	—	—	196
Share-based compensation	—	—	552	—	—	—	—	552
Dividends to shareholders	—	—	—	—	—	(8,477)	—	(8,477)
Balance at June 30, 2018	20,528,230	$205	$210,895	(1,258,250)	$(22,370)	$258,744	$(2,083)	$445,391

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$37,290	$33,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	449	488
Net amortization of investments	4,483	5,979
Deferred income taxes	(526)	831
Net realized losses on investments	23	1,142
Net unrealized (gains) losses on equity securities	(2,800)	314
Share-based compensation	509	782
Changes in operating assets and liabilities:
Premiums receivable, net	(12,542)	(15,658)
Accrued interest receivable	111	177
Deferred policy acquisition costs	(816)	(1,350)
Amounts held by others	1	(7,855)
Other assets	(947)	942
Reserves for loss and loss adjustment expenses	(3,363)	11,756
Unearned premiums	7,593	10,040
Reinsurance balances	8,317	(8,828)
Amounts held for others and policyholder deposits	1,976	1,787
Accounts payable and other liabilities	(189)	3,312
Net cash provided by operating activities	39,569	36,984
Investing activities
Purchases of investments held-to-maturity	(67,571)	(38,129)
Purchases of investments available-for-sale	(27,356)	(52,211)
Purchases of equity securities	(2,620)	(4,339)
Purchases of short-term investments	(79,224)	(100,059)
Proceeds from maturities of investments held-to-maturity	73,865	52,584
Proceeds from sales and maturities of investments available-for-sale	60,494	66,480
Proceeds from sales of equity securities	—	282
Proceeds from sales and maturities of short-term investments	23,679	13,465
Proceeds from redemptions of other investments	—	130
Purchases of property and equipment	(148)	(1,004)
Net cash used in investing activities	(18,881)	(62,801)
Financing activities
Proceeds from stock option exercises	20	67
Finance lease purchases	(23)	—
Dividends to shareholders	(9,783)	(8,633)
Net cash used in financing activities	(9,786)	(8,566)
Change in cash and cash equivalents	10,902	(34,383)
Cash and cash equivalents at beginning of period	40,344	55,559
Cash and cash equivalents at end of period	$51,246	$21,176

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, manufacturing, and agriculture. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the six months ended June 30, 2019 and 2018.

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

Prospective Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses.  The current guidance delays the recognition of credit losses until a probable loss has occurred.  The new guidance requires credit losses for securities measured at amortized cost to be determined using current expected credit loss estimates.  These estimates are to be derived from historical, current and reasonable supporting forecasts, including prepayments and estimates, and will be recorded through a valuation account.  The same method will be used for available-for-sale securities, but the valuation account will be limited to the amount by which the fair value is below amortized cost.  The standard is effective for us in the first quarter of 2020.  Implementation of the new guidance requires a modified retrospective approach without restatement, which means the first cumulative adjustment required will be a charge to retained earnings, with subsequent changes in the valuation account reported in the income statement.  The financial statement impact will be determined by the nature of the portfolio held and the economic conditions at the time of implementation.

The Company has formed an internal working group to evaluate the new standard and develop an implementation strategy.  The group has researched data, developed models and methodologies and is working toward implementation.  The Company will continue to monitor and evaluate the financial impact as the implementation date approaches.

All other issued but not yet effective accounting and reporting standards as of June 30, 2019 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Stock Options and Restricted Stock

As of June 30, 2019, the Company has two equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). In connection with the approval of the 2012 Incentive Plan by the Company’s shareholders, no further grants were made under the AMERISAFE 2005 Incentive Plan.  There are no outstanding options or restricted stock awards under the 2005 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information regarding the Company’s incentive plans.

During the six months ended June 30, 2019, the Company issued 9,391 shares of common stock pursuant to vested performance awards and 9,000 shares of restricted common stock to executive officers.  During the six months ended June 30, 2019, the Company issued 4,890 shares of restricted common stock to non-employee directors.  The market value of the shares issued totaled $1.4 million.  During the six months ended June 30, 2018, the Company issued 3,304 shares of common stock pursuant to vested performance awards to executive officers and 5,761 shares of restricted common stock to non-employee directors. The market value of the shares issued totaled $0.5 million.

During the six months ended June 30, 2019 and 2018, options to purchase 5,000 and 15,000 shares of common stock were exercised, respectively. In connection with these exercises, the Company received $20 thousand of stock option proceeds in the current year and $67 thousand of stock option proceeds in the same period of 2018.

The Company recognized a negative share-based compensation expense of $0.1 million in the quarter ended June 30, 2019 due to lower estimates of variable share price based incentive compensation costs.  The Company recognized an expense of $0.8 million for the same period in 2018.  The Company recognized share-based compensation expense of $0.5 million in the six months ended June 30, 2019 and $0.8 million for the same period in 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$17,890	$16,956	$37,290	$33,125
Basic weighted average common shares	19,245,592	19,208,601	19,237,401	19,197,925
Basic earnings per common share	$0.93	$0.88	$1.94	$1.73
Diluted EPS:
Net income	$17,890	$16,956	$37,290	$33,125
Diluted weighted average common shares:
Weighted average common shares	19,245,592	19,208,601	19,237,401	19,197,925
Stock options and restricted stock	61,361	58,134	78,875	77,958
Diluted weighted average common shares	19,306,953	19,266,735	19,316,276	19,275,883
Diluted earnings per common share	$0.93	$0.88	$1.93	$1.72

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at June 30, 2019 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$439,103	$15,966	$(36)	$455,033
Corporate bonds	108,756	1,425	(17)	110,164
U.S. agency-based mortgage-backed securities	12,465	523	(12)	12,976
U.S. Treasury securities and obligations of U.S. government agencies	49,677	430	(29)	50,078
Asset-backed securities	949	10	(3)	956
Totals	$610,950	$18,354	$(97)	$629,207

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as available-for-sale at June 30, 2019 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$220,385	$9,852	$(15)	$230,222
Corporate bonds	151,705	2,953	(39)	154,619
U.S. agency-based mortgage-backed securities	11,904	6	(58)	11,852
U.S. Treasury securities and obligations of U.S. government agencies	61,123	301	(224)	61,200
Totals	$445,117	$13,112	$(336)	$457,893

The gross unrealized gains and losses on, and the cost of equity securities at June 30, 2019 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$22,582	$1,488	$—	$24,070
Total equity securities	$22,582	$1,488	$—	$24,070

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

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at June 30, 2019, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$79,934	$80,374
After one year through five years	216,626	220,476
After five years through ten years	84,179	87,047
After ten years	216,797	227,378
U.S. agency-based mortgage-backed securities	12,465	12,976
Asset-backed securities	949	956
Totals	$610,950	$629,207

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at June 30, 2019, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$49,966	$50,018
After one year through five years	158,125	159,944
After five years through ten years	46,069	47,983
After ten years	179,053	188,096
U.S. agency-based mortgage-backed securities	11,904	11,852
Totals	$445,117	$457,893

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
	(in thousands)
June 30, 2019
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$6,038	$19	$11,835	$17	$17,873	$36
Corporate bonds	—	—	15,306	17	15,306	17
U.S. agency-based mortgage-backed securities	—	—	2,201	12	2,201	12
U.S. Treasury securities and obligations of U.S. government agencies	—	—	8,362	29	8,362	29
Asset-backed securities	—	—	177	3	177	3
Total held-to-maturity securities	6,038	19	37,881	78	43,919	97
Available-for-Sale
Fixed maturity securities:
States and political subdivisions	$—	$—	$7,008	$15	$7,008	$15
Corporate bonds	—	—	22,346	39	22,346	39
U.S. agency-based mortgage-backed securities	—	—	10,588	58	10,588	58
U.S. Treasury securities and obligations of U.S. government agencies	—	—	39,120	224	39,120	224
Total available-for-sale securities	—	—	79,062	336	79,062	336
Total	$6,038	$19	$116,943	$414	$122,981	$433

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
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

At June 30, 2019, we held 66 individual fixed maturity securities that were in an unrealized loss position, of which 61 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

During the second quarter of 2019, we recognized through income $0.6 million of net unrealized gains on equity securities held as of June 30, 2019.  During the second quarter of 2018, we recognized through income $0.1 million of net unrealized gains on equity securities held as of June 30, 2018.

During the six months ended June 30, 2019, we recognized through income $2.8 million of net unrealized gains on equity securities held as of June 30, 2019.  During the six months ended June 30, 2018, we recognized through income $0.3 million of net unrealized losses on equity securities held as of June 30, 2018.

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

During the three and six months ended June 30, 2019 and 2018, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Net realized losses in the quarter ended June 30, 2019 were $0.1 million resulting from the call of fixed maturity securities.  Net realized losses in the quarter ended June 30, 2018 were $1.1 million resulting from the sale of fixed maturity securities classified as available-for-sale.

Net realized losses in the six months ended June 30, 2019 were immaterial.  Net realized losses in the six months ended June 30, 2018 were $1.1 million resulting from the sale of fixed maturity securities classified as available-for-sale.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of June 30, 2019, the Company established a valuation allowance of $0.2 million against its deferred income tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended June 30, 2019 and 2018.

Tax years 2015 through 2018 are subject to examination by the federal and state taxing authorities.

Note 6. Loss Reserves

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid as of a given point in time.  The reserves for loss and loss adjustment expenses are estimated using individual case-basis valuations, statistical analyses and estimates based upon experience for unreported claims and their associated loss and loss adjustment expenses. Such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed internally and periodically evaluated with our independent actuary.  Adjustments are made as experience develops and new information becomes known.  Any such adjustments are included in income from current operations.  See Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information regarding the Company’s loss and loss adjustment expense development.

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Balance, beginning of period	$798,409	$771,845
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	107,216	84,889
Net balance, beginning of period	691,193	686,956
Add incurred related to:
Current accident year	121,727	126,060
Prior accident years	(23,245)	(20,822)
Total incurred	98,482	105,238
Less paid related to:
Current accident year	15,926	18,386
Prior accident years	77,362	84,194
Total paid	93,288	102,580
Net balance, end of period	696,387	689,614
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	98,659	93,987
Balance, end of period	$795,046	$783,601

The foregoing reconciliation reflects favorable development of the net reserves at June 30, 2019 and June 30, 2018. The favorable development reduced loss and loss adjustment expenses incurred by $23.2 million and $20.8 million in 2019 and 2018, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

Note 7. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $23.1 million for the three months ended June 30, 2019, compared to $17.1 million for the three months ended June 30, 2018.  Comprehensive income was $48.3 million for the six months ended June 30, 2019, compared to $27.4 million for the same period in 2018.  The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale debt securities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Beginning balance	$4,962	$(2,236)	$(832)	$3,612
Other comprehensive income (loss) before reclassification	5,001	(449)	10,889	(5,863)
Amounts reclassified from accumulated other comprehensive income	(21)	602	83	168
Change in deferred tax valuation allowance	198	—	—	—
Net current period other comprehensive income (loss)	5,178	153	10,972	(5,695)
Ending balance	$10,140	$(2,083)	$10,140	$(2,083)

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Six Months Ended		Affected line item in the
Comprehensive Income	June 30,		June 30,		statement of income
	2019	2018	2019	2018
	(in thousands)
Unrealized gains (losses) on available-for-sale securities	$26	$(762)	$(105)	$(466)	Net realized losses on investments
	26	(762)	(105)	(466)	Income before income taxes
	(5)	160	22	44	Income tax expense
	$21	$(602)	$(83)	$(422)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2019.

At June 30, 2019, assets measured at fair value on a recurring basis are summarized below:

	June 30, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$230,222	$—	$230,222
Corporate bonds	—	154,619	—	154,619
U.S. agency-based mortgage-backed securities	—	11,852	—	11,852
U.S. Treasury securities	61,200	—	—	61,200
Total securities available-for-sale—fixed maturity	61,200	396,693	—	457,893
Equity securities:
Domestic common stock	24,070	—	—	24,070
Total	$85,270	$396,693	$—	$481,963

At June 30, 2019, assets measured at amortized cost are summarized below:

	June 30, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$455,033	$—	$455,033
Corporate bonds	—	110,164	—	110,164
U.S. agency-based mortgage-backed securities	—	12,976	—	12,976
U.S. Treasury securities	7,882	—	—	7,882
Obligations of U.S. government agencies	—	42,196	—	42,196
Asset-backed securities	—	956	—	956
Total held-to-maturity	$7,882	$621,325	$—	$629,207

At December 31, 2018, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$233,245	$—	$233,245
Corporate bonds	—	173,214	—	173,214
U.S. agency-based mortgage-backed securities	—	12,515	—	12,515
U.S. Treasury securities and obligations of U.S. government agencies	59,756	—	—	59,756
Total securities available-for-sale—fixed maturity	$59,756	$418,974	$—	$478,730
Equity securities:
Domestic common stock	18,651	—	—	18,651
Total	$78,407	$418,974	$—	$497,381

At December 31, 2018, assets measured at amortized cost are summarized below:

	December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$448,947	$—	$448,947
Corporate bonds	—	91,369	—	91,369
U.S. agency-based mortgage-backed securities	—	8,349	—	8,349
U.S. Treasury securities	7,111	—	—	7,111
Obligations of U.S. government agencies	—	59,932	—	59,932
Asset-backed securities	—	1,064	—	1,064
Total held-to-maturity	$7,111	$609,661	$—	$616,772

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

At June 30, 2019, the Company did not hold any securities measured at fair value on a nonrecurring basis due to impairment.

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

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of June 30, 2019		As of December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$610,950	$629,207	$613,878	$616,772
Fixed maturity securities—available-for-sale	457,893	457,893	478,730	478,730
Equity securities	24,070	24,070	18,651	18,651
Short-term investments	70,146	70,146	14,231	14,231
Cash and cash equivalents	51,246	51,246	40,344	40,344

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in the six months ended June 30, 2019 and 2018.

Note 10. Leases

The Company has operating and finance leases for office space and equipment.  Our leases have remaining lease terms of 2 months to 55 months, some of which include options to extend the leases for up to 5 years.  The Company, in determining the present value of lease payments, utilizes either the rate implicit in the lease if that rate is readily determinable or the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

Supplemental balance sheet information related to leases is as follows:

	June 30, 2019	Balance Sheet Classification
	(in thousands)
Operating leases:
Operating lease right-of-use assets	$501	Other assets

Operating lease liabilities	$501	Accounts payable and other liabilities

Finance leases:
Finance lease right-of-use assets	$185
Finance lease accumulated amortization right-of-use assets	(149)
Property and equipment, net	$36	Property and equipment, net

Finance lease liabilities	$78	Accounts payable and other liabilities

Note 11. Subsequent Events

On July 30, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share payable on September 20, 2019 to shareholders of record as of September 6, 2019. The Board considers the payment of a regular cash dividend each calendar quarter.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2019 and 2018. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$87,018	$93,702	$180,125	$191,044
Net premiums earned	82,951	88,995	167,899	176,305
Net investment income	8,169	7,303	16,184	14,512
Total revenues	91,753	95,380	186,943	189,555
Total expenses	69,584	74,450	140,965	149,211
Net income	17,890	16,956	37,290	33,125
Diluted earnings per common share	$0.93	$0.88	$1.93	$1.72
Other Key Measures
Net combined ratio (1)	83.9%	83.6%	84.0%	84.7%
Return on average equity (2)	16.3%	15.5%	17.4%	15.2%
Book value per share (3)	$23.29	$23.11	$23.29	$23.11

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

Consolidated Results of Operations for Three Months Ended June 30, 2019 Compared to June 30, 2018

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2019 were $87.0 million, compared to $93.7 million for the same period in 2018, a decrease of 7.1%. The decrease was attributable to a $4.6 million decrease in annual premiums on voluntary policies written during the period and a $2.0 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.  The effective loss cost multiplier, or ELCM, for our voluntary business was 1.61 for the second quarter ended June 30, 2019 compared to 1.66 for the same period in 2018.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2019 were $84.8 million, compared to $91.3 million for the same period in 2018, a decrease of 7.1%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.6% for the second quarter of 2019 and 2018.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Net Premiums Earned. Net premiums earned for the second quarter of 2019 were $83.0 million, compared to $89.0 million for the same period in 2018, a decrease of 6.8%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the quarter ended June 30, 2019 was $8.2 million, compared to $7.3 million for the same period in 2018, an increase of 11.9%.  The increase was due to slightly higher investment yields on fixed-income securities.  Average invested assets, including cash and cash equivalents, were $1.2 billion in the quarter ended June 30, 2019 and 2018. The pre-tax investment yield on our investment portfolio was 2.7% per annum during the quarter ended June 30, 2019 compared to 2.5% per annum during the same period in 2018. The tax-equivalent yield on our investment portfolio was 3.1% per annum for the quarter ended June 30, 2019 and 2.9% for the same period in 2018. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended June 30, 2019 totaled $0.1 million compared to net realized losses of $1.1 million for the same period in 2018. Net realized losses in the second quarter of 2019 were attributable to the call of fixed maturity securities.  Net realized losses in the second quarter of 2018 were attributable to the sale of fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized gains on equity securities for the three months ended June 30, 2019 were $0.6 million compared to net unrealized gains of $0.1 million for the same period in 2018.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $48.9 million for the three months ended June 30, 2019, compared to $52.1 million for the same period in 2018, a decrease of $3.2 million, or 6.2%. The current accident year loss and LAE incurred were $60.1 million, or 72.5% of net premiums earned, compared to $63.6 million, or 71.5% of net premiums earned for the same period in 2018. We recorded favorable prior accident year development of $11.3 million in the second quarter of 2019, compared to favorable prior accident year development of $11.6 million in the same period of 2018, as further discussed below in “Prior Year Development.” Our net loss ratio was 58.9% in the second quarter of 2019, compared to 58.5% for the same period of 2018.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2019 were $19.7 million, compared to $21.3 million for the same period in 2018, a decrease of 7.3%. This decrease was primarily due to a $0.9 million decrease in insurance related assessments, a $0.6 million decrease in compensation expense due to lower estimates of variable share price based incentive compensation costs and a $0.4 million decrease in commission expense.  Our expense ratio was 23.8% in the second quarter of 2019 compared to 23.9% in the second quarter of 2018.

Income Tax Expense. Income tax expense for the three months ended June 30, 2019 was $4.3 million, compared to $4.0 million for the same period in 2018. The increase was attributable to an increase in the pre-tax income to $22.2 million in the quarter ended June 30, 2019 from $20.9 million in the same period in 2018. The effective tax rate for the Company increased to 19.3% in the quarter ended June 30, 2019 from 19.0% in the same period in 2018. The increase in the effective tax rate is due to a lower proportion of tax-exempt income to underwriting income in the quarter relative to the second quarter of 2018.

Consolidated Results of Operations for Six Months Ended June 30, 2019 Compared to June 30, 2018

Gross Premiums Written. Gross premiums written for the first six months of 2019 were $180.1 million, compared to $191.0 million for the same period in 2018, a decrease of 5.7%. The decrease was primarily attributable to a $9.8 million decrease in annual premiums on voluntary policies written during the period and a $0.8 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.  The ELCM for our voluntary business was 1.60 for the six months ended June 30, 2019 compared to 1.64 for the same period in 2018.

Net Premiums Written. Net premiums written for the six months ended June 30, 2019 were $175.5 million, compared to $186.3 million for the same period in 2018, a decrease of 5.8%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.7% for the first six months of 2019 compared to 2.6% for the same period in 2018.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Net Premiums Earned. Net premiums earned for the first six months of 2019 were $167.9 million, compared to $176.3 million for the same period in 2018, a decrease of 4.8%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the first six months of 2019 was $16.2 million, compared to $14.5 million for the same period in 2018, an increase of 11.5%. The increase was due to slightly higher investment yields on fixed-income securities.  Average invested assets, including cash and cash equivalents were $1.2 billion in the six months ended June 30, 2019 and 2018. The pre-tax investment yield on our investment portfolio was 2.7% per annum during the six months ended June 30, 2019 compared to 2.4% per annum for the same period in 2018. The tax-equivalent yield on our investment portfolio was 3.1% per annum for the first six months of 2019 compared to 2.9% in the same period in 2018. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the six months ended June 30, 2019 were immaterial compared to net realized losses of $1.1 million for the same period in 2018.  Net realized losses in the first six months of 2019 were attributable to calls of fixed maturity securities.   Net realized losses in the first six months of 2018 were attributable to the sale of fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized gains on equity securities for the six months ended June 30, 2019 were $2.8 million compared to net unrealized losses of $0.3 million for the same period in 2018.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $98.5 million for the six months ended June 30, 2019, compared to $105.2 million for the same period in 2018, a decrease of $6.8 million, or 6.4%. The current accident year loss and LAE incurred were $121.7 million, or 72.5% of net premiums earned, compared to $126.1 million, or 71.5% of net premiums earned, for the same period in 2018. We recorded favorable prior accident year development of $23.2 million in the first six months of 2019, compared to favorable prior accident year development of $20.8 million in the same period of 2018, as further discussed below in “Prior Year Development.” Our net loss ratio was 58.7% in the first six months of 2019, compared to 59.7% for the same period of 2018.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the six months ended June 30, 2019 were $40.4 million, compared to $41.5 million for the same period in 2018, a decrease of 2.8%. This decrease was primarily due to a $0.7 million decrease in insurance related assessments, a $0.5 million decrease in commission expense and a $0.4 million decrease in premium tax expense.  Offsetting these decreases was a $0.3 million increase in accounts receivable write-offs.  Our expense ratio was 24.1% in the first six months of 2019 compared to 23.6% in the same period of 2018.

Income Tax Expense. Income tax expense for the six months ended June 30, 2019 was $8.7 million, compared to $7.2 million for the same period in 2018. The increase was attributable to an increase in pre-tax income to $46.0 million in the first six months of 2019 from $40.3 million in the first six months of 2018. The effective tax rate for the Company increased to 18.9% for the six months ended June 30, 2019 from 17.9% for the six months ended June 30, 2018.  The increase in the effective tax rate is due to a lower proportion of tax-exempt income to underwriting income and an increase of $0.2 million for the change in valuation allowance for deferred tax assets for the six months ended June 30, 2019 compared with the six months ended June 30, 2018.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $39.6 million for the six months ended June 30, 2019, which represented a $2.6 million increase from $37.0 million in net cash provided by operating activities for the six months ended June 30, 2018. This increase in operating cash flow was attributable to a $9.2 million decrease in loss and loss adjustment expenses paid and a $7.9 million decrease in the change in amounts held by others.  Offsetting these amounts were a $7.7 million decrease in premiums collected, a $5.4 million increase in federal income taxes paid, a $0.7 million increase in underwriting and other operating expenses paid, and a $0.6 million increase in dividends paid to policyholders.

Net cash used in investing activities was $18.9 million for the six months ended June 30, 2019, compared to net cash used in investment activities of $62.8 million for the same period in 2018. Cash provided by sales and maturities of investments totaled $158.0 million for the six months ended June 30, 2019, compared to $132.8 million for the same period in 2018. A total of $176.8 million in cash was used to purchase investments in the six months ended June 30, 2019, compared to $194.7 million in purchases for the same period in 2018.

Net cash used in financing activities in the six months ended June 30, 2019 was $9.8 million compared to net cash used in financing activities of $8.6 million for the same period in 2018. In the six months ended June 30, 2019, $9.8 million of cash was used for dividends paid to shareholders compared to $8.6 million in the same period of 2018.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.2 billion at June 30, 2019 and December 31, 2018. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2019, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$439,103	36.1%
Corporate bonds	108,756	9.0%
U.S. agency-based mortgage-backed securities	12,465	1.0%
U.S. Treasury securities and obligations of U.S. government agencies	49,677	4.1%
Asset-backed securities	949	0.1%
Total fixed maturity securities—held-to-maturity	610,950	50.3%
Fixed maturity securities—available-for-sale:
States and political subdivisions	230,222	19.0%
Corporate bonds	154,619	12.7%
U.S. agency-based mortgage-backed securities	11,852	1.0%
U.S. Treasury securities and obligations of U.S. government agencies	61,200	5.0%
Total fixed maturity securities—available-for-sale	457,893	37.7%
Equity securities	24,070	2.0%
Short-term investments	70,146	5.8%
Cash and cash equivalents	51,246	4.2%
Total investments, including cash and cash equivalents	$1,214,305	100.0%

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

During the three and six months ended June 30, 2019 and 2018, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Prior Year Development

The Company recorded favorable prior accident year development of $11.3 million in the three months ended June 30, 2019. The table below sets forth the favorable development for the three and six months ended June 30, 2019 and 2018 for accident years 2014 through 2018 and, collectively, for all accident years prior to 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Accident Year
2018	$—	$—	$—	$—
2017	1.3	—	1.3	—
2016	3.3	3.2	9.3	3.2
2015	2.9	3.4	5.0	9.4
2014	2.3	1.4	4.3	4.3
Prior to 2014	1.5	3.6	3.3	3.9
Total net development	$11.3	$11.6	$23.2	$20.8

The table below sets forth the number of open claims as of June 30, 2019 and 2018, and the number of claims reported and closed during the three and six months then ended.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Open claims at beginning of period	4,963	4,943	5,190	4,982
Claims reported	1,339	1,386	2,560	2,645
Claims closed	(1,324)	(1,307)	(2,772)	(2,605)
Open claims at end of period	4,978	5,022	4,978	5,022

The number of open claims at June 30, 2019 decreased by 44 claims as compared to the number of open claims at June 30, 2018. At June 30, 2019, our incurred amounts for certain accident years, particularly 2017, 2016, 2015 and 2014, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of June 30, 2019, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of June 30, 2019, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million.  The Company had $25.0 million available for future purchases at June 30, 2019 under this program.  There were no shares repurchased during the three months ended June 30, 2019 and 2018. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations.  It is anticipated that future purchases will be funded from available capital.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Employment Agreement effective as of May 20, 2019 by and between the Company and Andrew McCray

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neal A. Fuller filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Neal A. Fuller filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

August 2, 2019	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

August 2, 2019	/s/ Neal A. Fuller
Neal A. Fuller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)