Form 10-Q
period 2019-09-30
AMERISAFE INC
filed 2019-11-01
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

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

As of October 29, 2019, there were 19,300,309 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $626,603 and $616,772 in 2019 and 2018, respectively)	$604,161	$613,878
Fixed maturity securities—available-for-sale, at fair value (amortized cost $424,270 and $479,772 in 2019 and 2018, respectively)	440,217	478,730
Equity securities, at fair value (cost $24,082 and $19,962 in 2019 and 2018, respectively)	25,936	18,651
Short-term investments	20,964	14,231
Total investments	1,091,278	1,125,490
Cash and cash equivalents	125,870	40,344
Amounts recoverable from reinsurers	102,866	112,006
Premiums receivable, net of allowance	170,649	162,478
Deferred income taxes	18,480	21,852
Accrued interest receivable	10,404	10,197
Property and equipment, net	6,430	6,258
Deferred policy acquisition costs	20,341	19,734
Other assets	28,221	17,572
Total assets	$1,574,539	$1,515,931
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$790,812	$798,409
Unearned premiums	154,635	149,296
Amounts held for others	45,216	41,388
Policyholder deposits	45,383	46,795
Insurance-related assessments	29,035	28,258
Federal income tax payable	1,549	3,412
Accounts payable and other liabilities	39,180	38,611
Total liabilities	1,105,810	1,106,169
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2019 and 2018; 20,558,559 and 20,528,230 shares issued and 19,300,309 and 19,269,980 shares outstanding in 2019 and 2018, respectively	205	205
Additional paid-in capital	212,743	211,431
Treasury stock, at cost (1,258,250 shares in 2019 and 2018)	(22,370)	(22,370)
Accumulated earnings	265,536	221,328
Accumulated other comprehensive income (loss), net	12,615	(832)
Total shareholders’ equity	468,729	409,762
Total liabilities and shareholders’ equity	$1,574,539	$1,515,931

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Gross premiums written	$82,629	$85,324	$262,754	$276,368
Ceded premiums written	(2,170)	(2,283)	(6,804)	(6,982)
Net premiums written	$80,459	$83,041	$255,950	$269,386
Net premiums earned	$82,712	$85,184	$250,611	$261,489
Net investment income	8,264	7,884	24,448	22,396
Net realized losses on investments	(4)	(329)	(27)	(1,471)
Net unrealized gains on equity securities	365	573	3,165	259
Fee and other income	151	217	234	411
Total revenues	91,488	93,529	278,431	283,084
Expenses
Loss and loss adjustment expenses incurred	44,325	47,598	142,807	152,836
Underwriting and certain other operating costs	6,736	8,011	21,704	23,842
Commissions	6,153	6,416	18,764	19,526
Salaries and benefits	6,396	6,179	19,202	18,786
Policyholder dividends	1,265	865	3,363	3,290
Total expenses	64,875	69,069	205,840	218,280
Income before income taxes	26,613	24,460	72,591	64,804
Income tax expense	5,227	4,759	13,915	11,978
Net income	$21,386	$19,701	$58,676	$52,826
Earnings per share
Basic	$1.11	$1.03	$3.05	$2.75
Diluted	$1.11	$1.02	$3.04	$2.74
Shares used in computing earnings per share
Basic	19,256,069	19,216,545	19,243,689	19,204,196
Diluted	19,302,551	19,272,984	19,320,199	19,281,036
Cash dividends declared per common share	$0.25	$0.22	$0.75	$0.66

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$21,386	$19,701	$58,676	$52,826
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	2,475	(2,118)	13,447	(7,813)
Comprehensive income	$23,861	$17,583	$72,123	$45,013

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended September 30, 2019 and 2018

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at June 30, 2019	20,556,511	$205	$212,493	(1,258,250)	$(22,370)	$248,975	$10,140	$449,443
Comprehensive income:
Net income	—	—	—	—	—	21,386	—	21,386
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	2,475	2,475
Comprehensive income:								23,861
Common stock issued	2,048	—	(1)	—	—	—	—	(1)
Share-based compensation	—	—	251	—	—	—	—	251
Dividends to shareholders	—	—	—	—	—	(4,825)	—	(4,825)
Balance at September 30, 2019	20,558,559	$205	$212,743	(1,258,250)	$(22,370)	$265,536	$12,615	$468,729

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at June 30, 2018	20,528,230	$205	$210,895	(1,258,250)	$(22,370)	$258,744	$(2,083)	$445,391
Comprehensive income:
Net income	—	—	—	—	—	19,701	—	19,701
Other comprehensive income:
Change in unrealized losses, net of tax	—	—	—	—	—	—	(2,118)	(2,118)
Comprehensive income:								17,583
Share-based compensation	—	—	261	—	—	—	—	261
Dividends to shareholders	—	—	—	—	—	(4,239)	—	(4,239)
Balance at September 30, 2018	20,528,230	$205	$211,156	(1,258,250)	$(22,370)	$274,206	$(4,201)	$458,996

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2019 and 2018

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)	Total
Balance at December 31, 2018	20,528,230	$205	$211,431	(1,258,250)	$(22,370)	$221,328	$(832)	$409,762
Comprehensive income:
Impact of adoption of ASU 2016-02	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	58,676	—	58,676
Other comprehensive income:
Change in unrealized losses, net of tax	—	—	—	—	—	—	13,447	13,447
Comprehensive income:								72,123
Common stock issued upon exercise of options	5,000	—	20	—	—	—	—	20
Common stock issued	25,329	—	559	—	—	—	—	559
Share-based compensation	—	—	733	—	—	—	—	733
Dividends to shareholders	—	—	—	—	—	(14,467)	—	(14,467)
Balance at September 30, 2019	20,558,559	$205	$212,743	(1,258,250)	$(22,370)	$265,536	$12,615	$468,729

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)	Total
Balance at December 31, 2017	20,504,165	204	210,081	(1,258,250)	(22,370)	233,896	3,612	425,423
Comprehensive income:
Impact of adoption of ASU 2016-01	—	—	—	—	—	614	—	614
Impact of adoption of ASU 2018-02	—	—	—	—	—	(414)	—	(414)
Net income	—	—	—	—	—	52,826	—	52,826
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(7,813)	(7,813)
Comprehensive income:								45,013
Common stock issued upon exercise of options	15,000	—	67	—	—	—	—	67
Common stock issued	9,065	1	195	—	—	—	—	196
Share-based compensation	—	—	813	—	—	—	—	813
Dividends to shareholders	—	—	—	—	—	(12,716)	—	(12,716)
Balance at September 30, 2018	20,528,230	$205	$211,156	(1,258,250)	$(22,370)	$274,206	$(4,201)	$458,996

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$58,676	$52,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	684	748
Net amortization of investments	6,520	8,414
Deferred income taxes	(203)	1,388
Net realized losses on investments	27	1,471
Net unrealized gains on equity securities	(3,165)	(259)
Net realized losses on disposal of assets	2	—
Share-based compensation	882	1,074
Changes in operating assets and liabilities:
Premiums receivable, net	(8,171)	(4,391)
Accrued interest receivable	(207)	(141)
Deferred policy acquisition costs	(607)	(1,075)
Amounts held by others	—	(7,855)
Other assets	(949)	2,692
Reserves for loss and loss adjustment expenses	(7,597)	19,284
Unearned premiums	5,339	7,897
Reinsurance balances	9,140	(19,136)
Amounts held for others and policyholder deposits	2,416	2,621
Accounts payable and other liabilities	(309)	5,185
Net cash provided by operating activities	62,478	70,743
Investing activities
Purchases of investments held-to-maturity	(115,712)	(71,872)
Purchases of investments available-for-sale	(46,104)	(82,519)
Purchases of equity securities	(4,120)	(5,251)
Purchases of short-term investments	(79,224)	(133,355)
Proceeds from maturities of investments held-to-maturity	120,498	85,322
Proceeds from sales and maturities of investments available-for-sale	90,244	79,539
Proceeds from sales and maturities of short-term investments	73,039	48,965
Proceeds from redemptions of other investments	—	130
Purchases of property and equipment	(858)	(1,083)
Net cash provided by (used in) investing activities	37,763	(80,124)
Financing activities
Proceeds from stock option exercises	20	67
Finance lease purchases	(35)	—
Dividends to shareholders	(14,700)	(12,921)
Net cash used in financing activities	(14,715)	(12,854)
Change in cash and cash equivalents	85,526	(22,235)
Cash and cash equivalents at beginning of period	40,344	55,559
Cash and cash equivalents at end of period	$125,870	$33,324

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, manufacturing, and agriculture. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the nine months ended September 30, 2019 and 2018.

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

In establishing a current expected credit allowance for held-to-maturity fixed income securities under the new accounting standard, the Company will use a probability of default and loss given default methodology based on the securities credit rating and maturity date of the specific security.  The amount is currently estimated to be in the range of $250,000 to $400,000.  This estimated amount will change depending on the amount of held-to-maturity fixed income securities, the credit ratings and maturity dates of those securities, at the time of implementation of the new current expected credit loss accounting standard.

In establishing a current expected credit allowance for reinsurance recoverables under the new accounting standard, the Company will use a probability of default and loss given default methodology based on the credit ratings of our reinsurers.  The amount is currently estimated to be in the range of $400,000 to $600,000.  This estimated amount will change depending on the amount of reinsurance recoverables and the ratings of our reinsurers at the time of implementation of the new current expected credit loss accounting standard.

The Company’s internal working group has evaluated the remainder of the balance sheet assets, including available-for-sale securities and net premiums receivable, and determined the implementation of the new credit loss guidance in relation to those assets will have an immaterial impact on the financial statements.

The estimated impacts could change based upon economic changes, events or conditions.  The Company will continue to monitor and evaluate the financial impact as the implementation date approaches.

All other issued but not yet effective accounting and reporting standards as of September 30, 2019 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Stock Options and Restricted Stock

As of September 30, 2019, the Company has two equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). In connection with the approval of the 2012 Incentive Plan by the Company’s shareholders, no further grants were made under the AMERISAFE 2005 Incentive Plan.  There are no outstanding options or restricted stock awards under the 2005 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information regarding the Company’s incentive plans.

During the nine months ended September 30, 2019, the Company issued 9,391 shares of common stock pursuant to vested performance awards, 11,048 shares of restricted common stock to officers, and 4,890 shares of restricted common stock to non-employee directors.  The market value of these shares totaled $1.5 million.  During the nine months ended September 30, 2018, the Company issued 3,304 shares of common stock pursuant to vested performance awards to executive officers and 5,761 shares of restricted common stock to non-employee directors. The market value of these shares totaled $0.5 million.

During the nine months ended September 30, 2019 and 2018, options to purchase 5,000 and 15,000 shares of common stock were exercised, respectively. In connection with these exercises, the Company received $19.8 thousand of stock option proceeds in the current year and $66.9 thousand of stock option proceeds in the same period of 2018.  The Company had no stock options outstanding as of September 30, 2019.

The Company recognized share-based compensation expense of $0.4 million in the quarter ended September 30, 2019 and $0.3 million for the same period in 2018.  The Company recognized share-based compensation expense of $0.9 million in the nine months ended September 30, 2019 and $1.1 million for the same period in 2018.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$21,386	$19,701	$58,676	$52,826
Basic weighted average common shares	19,256,069	19,216,545	19,243,689	19,204,196
Basic earnings per common share	$1.11	$1.03	$3.05	$2.75
Diluted EPS:
Net income	$21,386	$19,701	$58,676	$52,826
Diluted weighted average common shares:
Weighted average common shares	19,256,069	19,216,545	19,243,689	19,204,196
Stock options and restricted stock	46,482	56,439	76,510	76,840
Diluted weighted average common shares	19,302,551	19,272,984	19,320,199	19,281,036
Diluted earnings per common share	$1.11	$1.02	$3.04	$2.74

Note 4. Investments

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at September 30, 2019 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$438,055	$19,978	$(3)	$458,030
Corporate bonds	115,982	1,587	(108)	117,461
U.S. agency-based mortgage-backed securities	11,910	607	(1)	12,516
U.S. Treasury securities and obligations of U.S. government agencies	37,513	406	(21)	37,898
Asset-backed securities	701	1	(4)	698
Totals	$604,161	$22,579	$(137)	$626,603

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as available-for-sale at September 30, 2019 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$217,944	$12,249	$(2)	$230,191
Corporate bonds	142,011	3,417	(7)	145,421
U.S. agency-based mortgage-backed securities	24,458	20	(55)	24,423
U.S. Treasury securities and obligations of U.S. government agencies	39,857	406	(81)	40,182
Totals	$424,270	$16,092	$(145)	$440,217

The gross unrealized gains and losses on, and the cost of equity securities at September 30, 2019 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$24,082	$1,854	$—	$25,936
Total equity securities	$24,082	$1,854	$—	$25,936

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

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as held-to-maturity at September 30, 2019, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$60,720	$61,141
After one year through five years	207,941	211,604
After five years through ten years	101,986	105,588
After ten years	220,903	235,056
U.S. agency-based mortgage-backed securities	11,910	12,516
Asset-backed securities	701	698
Totals	$604,161	$626,603

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale at September 30, 2019, by contractual maturity, is as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$38,130	$38,207
After one year through five years	137,900	140,142
After five years through ten years	45,985	48,358
After ten years	177,797	189,087
U.S. agency-based mortgage-backed securities	24,458	24,423
Totals	$424,270	$440,217

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
	(in thousands)
September 30, 2019
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$4,277	$3	$—	$—	$4,277	$3
Corporate bonds	13,241	67	8,208	41	21,449	108
U.S. agency-based mortgage-backed securities	404	1	—	—	404	1
U.S. Treasury securities and obligations of U.S. government agencies	—	—	3,236	21	3,236	21
Asset-backed securities	363	1	169	3	532	4
Total held-to-maturity securities	18,285	72	11,613	65	29,898	137
Available-for-Sale
Fixed maturity securities:
States and political subdivisions	$4,189	$2	$—	$—	$4,189	$2
Corporate bonds	—	—	7,093	7	7,093	7
U.S. agency-based mortgage-backed securities	13,194	35	3,928	20	17,122	55
U.S. Treasury securities and obligations of U.S. government agencies	1,008	2	17,048	79	18,056	81
Total available-for-sale securities	18,391	39	28,069	106	46,460	145
Total	$36,676	$111	$39,682	$171	$76,358	$282

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
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

At September 30, 2019, we held 43 individual fixed maturity securities that were in an unrealized loss position, of which 21 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months.

During the third quarter of 2019, we recognized through income $0.4 million of net unrealized gains on equity securities held as of September 30, 2019.  During the third quarter of 2018, we recognized through income $0.6 million of net unrealized gains on equity securities held as of September 30, 2018.

During the nine months ended September 30, 2019, we recognized through income $3.2 million of net unrealized gains on equity securities held as of September 30, 2019.  During the nine months ended September 30, 2018, we recognized through income $0.3 million of net unrealized gains on equity securities held as of September 30, 2018.

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

During the three and nine months ended September 30, 2019 and 2018, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Net realized losses in the quarter ended September 30, 2019 were immaterial.  Net realized losses in the quarter ended September 30, 2018 were $0.3 million resulting from called fixed maturity securities.

Net realized losses in the nine months ended September 30, 2019 were immaterial.  Net realized losses in the nine months ended September 30, 2018 were $1.5 million resulting from the sale of equity and fixed maturity securities classified as available-for-sale and called fixed maturity securities.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of September 30, 2019, the Company had a valuation allowance of $0.2 million against its deferred income tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions recognized for the periods ended September 30, 2019 and 2018.

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

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Balance, beginning of period	$798,409	$771,845
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	107,216	84,889
Net balance, beginning of period	691,193	686,956
Add incurred related to:
Current accident year	181,693	186,964
Prior accident years	(38,886)	(34,128)
Total incurred	142,807	152,836
Less paid related to:
Current accident year	35,512	37,901
Prior accident years	105,590	115,194
Total paid	141,102	153,095
Net balance, end of period	692,898	686,697
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	97,914	104,432
Balance, end of period	$790,812	$791,129

The foregoing reconciliation reflects favorable development of the net reserves at September 30, 2019 and September 30, 2018. The favorable development reduced loss and loss adjustment expenses incurred by $38.9 million and $34.1 million in 2019 and 2018, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

Note 7. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $23.9 million for the three months ended September 30, 2019, compared to $17.6 million for the three months ended September 30, 2018.  Comprehensive income was $72.1 million for the nine months ended September 30, 2019, compared to $45.0 million for the same period in 2018.  The difference between net income as reported and comprehensive income was due to changes in unrealized gains and losses, net of tax on available-for-sale debt securities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$10,140	$(2,083)	$(832)	$3,612
Other comprehensive income (loss) before reclassification	2,467	(2,143)	12,844	(7,964)
Amounts reclassified from accumulated other comprehensive income	8	25	603	151
Net current period other comprehensive income (loss)	2,475	(2,118)	13,447	(7,813)
Balance, end of period	$12,615	$(4,201)	$12,615	$(4,201)

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Nine Months Ended		Affected line item in the
Comprehensive Income	September 30,		September 30,		statement of income
	2019	2018	2019	2018
	(in thousands)
Unrealized losses on available-for-sale securities	$(10)	$(32)	$(764)	$(445)	Net realized losses on investments
	(10)	(32)	(764)	(445)	Income before income taxes
	2	7	161	40	Income tax expense
	$(8)	$(25)	$(603)	$(405)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2019.

At September 30, 2019, assets measured at fair value on a recurring basis are summarized below:

	September 30, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$230,191	$—	$230,191
Corporate bonds	—	145,421	—	145,421
U.S. agency-based mortgage-backed securities	—	24,423	—	24,423
U.S. Treasury securities	40,182	—	—	40,182
Total securities available-for-sale—fixed maturity	40,182	400,035	—	440,217
Equity securities:
Domestic common stock	25,936	—	—	25,936
Total	$66,118	$400,035	$—	$466,153

At September 30, 2019, assets measured at amortized cost are summarized below:

	September 30, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$458,030	$—	$458,030
Corporate bonds	—	117,461	—	117,461
U.S. agency-based mortgage-backed securities	—	12,516	—	12,516
U.S. Treasury securities	7,891	—	—	7,891
Obligations of U.S. government agencies	—	30,007	—	30,007
Asset-backed securities	—	698	—	698
Total held-to-maturity	$7,891	$618,712	$—	$626,603

At December 31, 2018, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$233,245	$—	$233,245
Corporate bonds	—	173,214	—	173,214
U.S. agency-based mortgage-backed securities	—	12,515	—	12,515
U.S. Treasury securities and obligations of U.S. government agencies	59,756	—	—	59,756
Total securities available-for-sale—fixed maturity	$59,756	$418,974	$—	$478,730
Equity securities:
Domestic common stock	18,651	—	—	18,651
Total	$78,407	$418,974	$—	$497,381

At December 31, 2018, assets measured at amortized cost are summarized below:

	December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$448,947	$—	$448,947
Corporate bonds	—	91,369	—	91,369
U.S. agency-based mortgage-backed securities	—	8,349	—	8,349
U.S. Treasury securities	7,111	—	—	7,111
Obligations of U.S. government agencies	—	59,932	—	59,932
Asset-backed securities	—	1,064	—	1,064
Total held-to-maturity	$7,111	$609,661	$—	$616,772

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

At September 30, 2019, the Company did not hold any securities measured at fair value on a nonrecurring basis due to impairment.

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

The following table summarizes the carrying values and corresponding fair values for financial instruments:

	As of September 30, 2019		As of December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$604,161	$626,603	$613,878	$616,772
Fixed maturity securities—available-for-sale	440,217	440,217	478,730	478,730
Equity securities	25,936	25,936	18,651	18,651
Short-term investments	20,964	20,964	14,231	14,231
Cash and cash equivalents	125,870	125,870	40,344	40,344

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in the nine months ended September 30, 2019 and 2018.

Note 10. Leases

The Company has operating and finance leases for office space and equipment.  Our leases have remaining lease terms of four months to 52 months, some of which include options to extend the leases for up to five years.  The Company, in determining the present value of lease payments, utilizes either the rate implicit in the lease if that rate is readily determinable or the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

Supplemental balance sheet information related to leases is as follows:

	September 30, 2019	Balance Sheet Classification
	(in thousands)
Operating leases:
Operating lease right-of-use assets	$469	Other assets

Operating lease liabilities	$469	Accounts payable and other liabilities

Finance leases:
Finance lease right-of-use assets	$185
Finance lease accumulated amortization right-of-use assets	(164)
Property and equipment, net	$21	Property and equipment, net

Finance lease liabilities	$67	Accounts payable and other liabilities

Note 11. Subsequent Events

On October 29, 2019, the Company’s Board of Directors declared an extraordinary dividend of $3.50 per share payable on November 20, 2019 to shareholders of record as of November 13, 2019.

On October 29, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share payable on December 27, 2019 to shareholders of record as of December 13, 2019. The Board considers the payment of a regular cash dividend each calendar quarter.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2019 and 2018. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$82,629	$85,324	$262,754	$276,368
Net premiums earned	82,712	85,184	250,611	261,489
Net investment income	8,264	7,884	24,448	22,396
Total revenues	91,488	93,529	278,431	283,084
Total expenses	64,875	69,069	205,840	218,280
Net income	21,386	19,701	58,676	52,826
Diluted earnings per common share	$1.11	$1.02	$3.04	$2.74
Other Key Measures
Net combined ratio (1)	78.4%	81.1%	82.1%	83.5%
Return on average equity (2)	18.6%	17.4%	17.8%	15.9%
Book value per share (3)	$24.29	$23.82	$24.29	$23.82

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

Consolidated Results of Operations for Three Months Ended September 30, 2019 Compared to September 30, 2018

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2019 were $82.6 million, compared to $85.3 million for the same period in 2018, a decrease of 3.2%. The decrease was attributable to a $7.3 million decrease in annual premiums on voluntary policies written during the period. Offsetting this decrease was a $4.1 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.4 million increase in assumed premium from mandatory pooling arrangements. The effective loss cost multiplier, or ELCM, for our voluntary business was 1.62 for the third quarter ended September 30, 2019 compared to 1.65 for the same period in 2018.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2019 were $80.5 million, compared to $83.0 million for the same period in 2018, a decrease of 3.1%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.6% for the third quarter of 2019 and 2018.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Net Premiums Earned. Net premiums earned for the third quarter of 2019 were $82.7 million, compared to $85.2 million for the same period in 2018, a decrease of 2.9%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the quarter ended September 30, 2019 was $8.3 million, compared to $7.9 million for the same period in 2018, an increase of 4.8%.  The increase was due to slightly higher investment yields on fixed-income securities.  Average invested assets, including cash and cash equivalents, were $1.2 billion in the quarter ended September 30, 2019 and 2018. The pre-tax investment yield on our investment portfolio was 2.7% per annum during the quarter ended September 30, 2019 compared to 2.6% per annum during the same period in 2018. The tax-equivalent yield on our investment portfolio was 3.1% per annum for the quarter ended September 30, 2019 and 3.0% for the same period in 2018. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended September 30, 2019 were immaterial compared to losses of $0.3 million for the same period in 2018. Net realized losses in the third quarter of 2018 were attributable to the call of fixed maturity securities.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized gains on equity securities for the three months ended September 30, 2019 were $0.4 million compared to net unrealized gains of $0.6 million for the same period in 2018.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $44.3 million for the three months ended September 30, 2019, compared to $47.6 million for the same period in 2018, a decrease of $3.3 million, or 6.9%. The current accident year loss and LAE incurred were $60.0 million, or 72.5% of net premiums earned, compared to $60.9 million, or 71.5% of net premiums earned for the same period in 2018. We recorded favorable prior accident year development of $15.6 million in the third quarter of 2019, compared to favorable prior accident year development of $13.3 million in the same period of 2018, as further discussed below in “Prior Year Development.” Our net loss ratio was 53.6% in the third quarter of 2019, compared to 55.9% for the same period of 2018.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2019 were $19.3 million, compared to $20.6 million for the same period in 2018, a decrease of 6.4%. This decrease was primarily due to a $1.0 million decrease in insurance related assessments and a $0.3 million decrease in commission expense.  Our expense ratio was 23.3% in the third quarter of 2019 compared to 24.2% in the third quarter of 2018.

Income Tax Expense. Income tax expense for the three months ended September 30, 2019 was $5.2 million, compared to $4.8 million for the same period in 2018. The increase was attributable to an increase in the pre-tax income to $26.6 million in the quarter ended September 30, 2019 from $24.5 million in the same period in 2018. The effective tax rate for the Company increased to 19.6% in the quarter ended September 30, 2019 from 19.5% in the same period in 2018. The increase in the effective tax rate is due to a lower proportion of tax-exempt income to underwriting income in the quarter relative to the third quarter of 2018.

Consolidated Results of Operations for Nine Months Ended September 30, 2019 Compared to September 30, 2018

Gross Premiums Written. Gross premiums written for the first nine months of 2019 were $262.8 million, compared to $276.4 million for the same period in 2018, a decrease of 4.9%. The decrease was attributable to a $17.1 million decrease in annual premiums on voluntary policies written during the period. Offsetting this decreases was a $3.3 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.3 million increase in assumed premium from mandatory pooling arrangements.  The ELCM for our voluntary business was 1.61 for the nine months ended September 30, 2019 compared to 1.65 for the same period in 2018.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2019 were $256.0 million, compared to $269.4 million for the same period in 2018, a decrease of 5.0%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.6% for the first nine months of 2019 and 2018.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Net Premiums Earned. Net premiums earned for the first nine months of 2019 were $250.6 million, compared to $261.5 million for the same period in 2018, a decrease of 4.2%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the first nine months of 2019 was $24.4 million, compared to $22.4 million for the same period in 2018, an increase of 9.2%. The increase was due to slightly higher investment yields on fixed-income securities.  Average invested assets, including cash and cash equivalents were $1.2 billion in the nine months ended September 30, 2019 and 2018. The pre-tax investment yield on our investment portfolio was 2.7% per annum during the nine months ended September 30, 2019 compared to 2.5% per annum for the same period in 2018. The tax-equivalent yield on our investment portfolio was 3.1% per annum for the first nine months of 2019 compared to 3.0% in the same period in 2018. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the nine months ended September 30, 2019 were immaterial compared to net realized losses of $1.5 million for the same period in 2018.  Net realized losses in the first nine months of 2018 were attributable to the sale of equity and fixed maturity securities classified as available-for-sale and called fixed maturity securities.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized gains on equity securities for the nine months ended September 30, 2019 were $3.2 million compared to net unrealized gains of $0.3 million for the same period in 2018.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $142.8 million for the nine months ended September 30, 2019, compared to $152.8 million for the same period in 2018, a decrease of $10.0 million, or 6.6%. The current accident year loss and LAE incurred were $181.7 million, or 72.5% of net premiums earned, compared to $187.0 million, or 71.5% of net premiums earned, for the same period in 2018. We recorded favorable prior accident year development of $38.9 million in the first nine months of 2019, compared to favorable prior accident year development of $34.1 million in the same period of 2018, as further discussed below in “Prior Year Development.” Our net loss ratio was 57.0% in the first nine months of 2019, compared to 58.4% for the same period of 2018.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2019 were $59.7 million, compared to $62.2 million for the same period in 2018, a decrease of 4.0%. This decrease was primarily due to a $1.7 million decrease in insurance related assessments, a $0.8 million decrease in commission expense, and a $0.5 million decrease in premium tax expense.  Offsetting these decreases were a $0.4 million increase in compensation expense and a $0.3 million increase in accounts receivable write-offs.  Our expense ratio was 23.8% in the first nine months of 2019 and 2018.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2019 was $13.9 million, compared to $12.0 million for the same period in 2018. The increase was attributable to an increase in pre-tax income to $72.6 million in the first nine months of 2019 from $64.8 million in the first nine months of 2018. The effective tax rate for the Company increased to 19.2% for the nine months ended September 30, 2019 from 18.5% for the nine months ended September 30, 2018.  The increase in the effective tax rate is due to a lower proportion of tax-exempt income to underwriting income and an increase of $0.2 million for the change in valuation allowance for deferred tax assets for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $62.5 million for the nine months ended September 30, 2019, which represented a $8.3 million decrease from $70.7 million in net cash provided by operating activities for the nine months ended September 30, 2018. This decrease in operating cash flow was due to $16.9 million in lower premium cash receipts, an $8.5 million increase in federal taxes paid, a $1.6 million increase in underwriting expenses paid and a $0.8 million increase in dividends paid to policyholders.  Offsetting these amounts were an $11.9 million decrease in losses paid and a $7.9 million decrease in amounts held by others.

Net cash provided by investing activities was $37.8 million for the nine months ended September 30, 2019, compared to net cash used in investment activities of $80.1 million for the same period in 2018. Cash provided by sales and maturities of investments totaled $283.8 million for the nine months ended September 30, 2019, compared to $213.8 million for the same period in 2018. A total of $245.2 million in cash was used to purchase investments in the nine months ended September 30, 2019, compared to $293.0 million in purchases for the same period in 2018.

Net cash used in financing activities in the nine months ended September 30, 2019 was $14.7 million compared to net cash used in financing activities of $12.9 million for the same period in 2018. In the nine months ended September 30, 2019, $14.7 million of cash was used for dividends paid to shareholders compared to $12.9 million in the same period of 2018.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.2 billion at September 30, 2019 and December 31, 2018. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The reported value of our fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, was equal to their amortized cost, and thus was not impacted by changing interest rates. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2019, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$438,055	36.0%
Corporate bonds	115,982	9.5%
U.S. agency-based mortgage-backed securities	11,910	1.0%
U.S. Treasury securities and obligations of U.S. government agencies	37,513	3.1%
Asset-backed securities	701	0.1%
Total fixed maturity securities—held-to-maturity	604,161	49.7%
Fixed maturity securities—available-for-sale:
States and political subdivisions	230,191	18.9%
Corporate bonds	145,421	12.0%
U.S. agency-based mortgage-backed securities	24,423	2.0%
U.S. Treasury securities and obligations of U.S. government agencies	40,182	3.3%
Total fixed maturity securities—available-for-sale	440,217	36.2%
Equity securities	25,936	2.1%
Short-term investments	20,964	1.7%
Cash and cash equivalents	125,870	10.3%
Total investments, including cash and cash equivalents	$1,217,148	100.0%

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

During the three and nine months ended September 30, 2019 and 2018, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

Prior Year Development

The Company recorded favorable prior accident year development of $15.6 million in the three months ended September 30, 2019. The table below sets forth the favorable development for the three and nine months ended September 30, 2019 and 2018 for accident years 2014 through 2018 and, collectively, for all accident years prior to 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Accident Year
2018	$—	$—	$—	$—
2017	1.9	—	3.2	—
2016	6.5	2.4	15.9	5.6
2015	3.3	4.9	8.3	14.3
2014	2.0	3.1	6.3	7.4
Prior to 2014	1.9	2.9	5.2	6.8
Total net development	$15.6	$13.3	$38.9	$34.1

The table below sets forth the number of open claims as of September 30, 2019 and 2018, and the number of claims reported and closed during the three and nine months then ended.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Open claims at beginning of period	4,978	5,022	5,190	4,982
Claims reported	1,472	1,536	4,032	4,181
Claims closed	(1,414)	(1,273)	(4,186)	(3,878)
Open claims at end of period	5,036	5,285	5,036	5,285

The number of open claims at September 30, 2019 decreased by 249 claims as compared to the number of open claims at September 30, 2018. At September 30, 2019, our incurred amounts for certain accident years, particularly 2014 through 2017, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of September 30, 2019, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of September 30, 2019, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million.  The Company had $25.0 million available for future purchases at September 30, 2019 under this program.  There were no shares repurchased during the three months ended September 30, 2019 and 2018. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations.  It is anticipated that future purchases will be funded from available capital.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neal A. Fuller filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Neal A. Fuller filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

November 1, 2019	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

November 1, 2019	/s/ Neal A. Fuller
Neal A. Fuller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)