Form 10-K
period 2019-12-31
AMERISAFE INC
filed 2020-02-25
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2019 the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,219.4 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of February 14, 2020, there were 19,302,583 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2020 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

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

Hazardous industry employers tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target policyholders. For example, our construction employers on average paid premium rates equal to $5.57 per $100 of payroll to obtain workers’ compensation coverage for all of their employees in 2019.

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

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries. We have extensive experience insuring employers engaged in hazardous industries and have a history of profitably underwriting these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 93.1% in 2019.

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

Knowledgeable, Dedicated Employees.  We deliver an exceptional product with integrity through professional, knowledgeable and dedicated employees.  Service is a distinguishing factor for the Company and the level of that service is dependent on the expertise and caring culture of our employees.

Specialized Underwriting Expertise. Based on our 34-year history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools that support our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new and renewal business. We do not delegate underwriting authority to agencies, marketers or to any other third parties that sell our insurance.

Comprehensive Safety Services. We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention, and encourage safer workplaces by deploying experienced field safety professionals, or FSPs, to our policyholders’ worksites. In 2019, 90.9% of our new voluntary business policyholders were subject to pre-quotation safety inspections. Additionally, we perform periodic on-site safety surveys of all of our voluntary business policyholders.

Proactive Claims Management. Our employees manage substantially all of our open claims in-house, utilizing intensive claims management practices that emphasize a personalized approach, as well as quality, cost-effective medical treatment. As of December 31, 2019, open indemnity claims per field case manager, or FCM, averaged 48 claims, which we believe is significantly less than the industry average. We also believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation and more rapidly close claims, all of which ultimately lead to lower overall claim costs.

Efficient Operating Platform. Through extensive cost management initiatives, we maintain one of the most efficient operations in the workers’ compensation industry. In 2019, our expense ratio was 22.3%. We believe that our expense ratio is substantially lower than that of our competitors, which gives us a greater opportunity to generate an underwriting profit.

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

Increase Market Penetration. Based on data received from the National Association of Insurance Commissioners, the NAIC, we do not have more than 4.2% of the market share in any state we serve. As a result, we believe we have the opportunity to increase market penetration in each of the states in which we currently operate. Competition in our target markets is fragmented by state, employer size and industry. We believe that our specialized underwriting expertise, use of data, and safety, claims and audit services position us to profitably increase our market share in our existing principal markets, with minimal increase in field service employees.

Prudent and Opportunistic Geographic Expansion. While we actively market our insurance in 27 states, 49.9% of our voluntary in-force premiums were generated in the six states where we derived 5.0% or more of our gross premiums written in 2019. We are licensed in an additional 20 states, the District of Columbia and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so.

Capitalize on Development of Information Technology Systems. We believe our underwriting and agency management system, GEAUX, along with our customized operational system, ICAMS, and the analytical data warehouse that ICAMS feeds, significantly enhance our ability to select risk, write profitable business and cost-effectively administer our billing, claims and audit functions.

Maintain Capital Strength. We plan to manage our capital to achieve our profitability goals while striving for optimal operating leverage for our insurance company subsidiaries. To accomplish this objective, we intend to maintain underwriting profitability throughout market cycles, optimize our use of reinsurance, deploy appropriate capital management tools, including paying dividends to shareholders, and produce an appropriate risk adjusted return on our investment portfolio.

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

Workers’ compensation was the fourth-largest property and casualty insurance line in the United States in 2018, according to the National Council on Compensation Insurance, Inc., the NCCI. Direct premiums written in 2018 for the workers’ compensation insurance industry were $58 billion, and direct premiums written for the property and casualty industry as a whole were $678 billion. According to the most recent market data reported by the NCCI, which is the official rating bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business were $18.1 billion.

Policyholders

As of December 31, 2019, we had more than 8,000 voluntary business policyholders with an average annual workers’ compensation policy written premium of $35,400.  As of December 31, 2019, our ten largest voluntary business policyholders accounted for 2.3% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 93.1% in 2019, 93.6% in 2018, and 93.0% in 2017.

In addition to our voluntary workers’ compensation business, we underwrite workers’ compensation policies for employers assigned to us and assume reinsurance premiums from mandatory pooling arrangements, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. Our assigned risk business fulfills our statutory obligation to participate in residual market plans in four states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2019, our assigned risk business accounted for 0.9% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 2.3% of our gross premiums written.

Targeted Industries

We provide workers’ compensation insurance primarily to employers in the following targeted hazardous industries:

Construction.  Includes a broad range of operations such as highway and bridge construction, building and maintenance of pipeline and powerline networks, excavation, commercial construction, roofing, iron and steel erection, tower erection and numerous other specialized construction operations. In 2019, our average policy premium for voluntary workers’ compensation within the construction industry was $36,987, or $5.57 per $100 of payroll.

Trucking.  Includes a broad spectrum of diverse operations including contract haulers, regional and local freight carriers, special equipment transporters and other trucking companies that conduct a variety of short- and long-haul operations. In 2019, our average policy premium for voluntary workers’ compensation within the trucking industry was $37,366, or $7.00 per $100 of payroll.

Logging and Lumber.  Includes tree harvesting, tree trimming, sawmills, and other operations associated with lumber and wood products. In 2019, our average policy premium for voluntary workers’ compensation within logging and lumber was $21,576, or $10.12 per $100 of payroll.

Manufacturing.  Includes a diverse group of businesses such as the production of goods for use or sale using labor and machines, tools, chemical and biological processing or formulation. In 2019, our average policy premium for voluntary workers’ compensation within the manufacturing industry was $30,394, or $3.53 per $100 of payroll.

Agriculture.  Includes crop maintenance and harvesting, grain and produce operations, nursery operations, meat processing, and livestock feed and transportation. In 2019, our average policy premium for voluntary workers’ compensation within the agriculture industry was $28,425, or $5.23 per $100 of payroll.

Maritime.  Includes ship building and repair, pier and marine construction, inter-coastal construction, and stevedoring. In 2019, our average policy premium for voluntary workers’ compensation within the maritime industry was $42,572, or $4.78 per $100 of payroll.

Oil and Gas. Includes various oil and gas activities including gathering, transportation, processing, production, and field service operations. In 2019, our average policy premium for voluntary workers’ compensation within the oil and gas industry was $39,944, or $2.82 per $100 of payroll.

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

Gross premiums written during the years ended December 31, 2019, 2018 and 2017, and the allocation of those premiums among the hazardous industries we target are presented in the table below.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2019	2018	2017	2019	2018	2017
	(in thousands)
Voluntary business:
Construction	$147,453	$156,964	$154,629	44.2%	44.6%	44.1%
Trucking	58,845	60,192	65,731	17.7%	17.1%	18.8%
Logging and Lumber	26,083	30,991	30,488	7.8%	8.8%	8.7%
Manufacturing	17,432	18,239	20,005	5.2%	5.2%	5.7%
Agriculture	15,668	15,948	16,309	4.7%	4.5%	4.7%
Maritime	7,906	7,908	7,606	2.4%	2.3%	2.2%
Oil and Gas	6,516	6,220	5,892	2.0%	1.8%	1.7%
Other	42,722	43,829	38,272	12.8%	12.5%	10.9%
Total voluntary business	322,625	340,291	338,932	96.8%	96.8%	96.8%
Assigned risk business	3,081	3,546	3,452	0.9%	1.0%	1.0%
Assumed premiums	7,754	7,859	7,883	2.3%	2.2%	2.2%
Total	$333,460	$351,696	$350,267	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 47 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with 12.2% or less of our gross premiums written in 2019 derived from any one state. The table below identifies, for the years ended December 31, 2019, 2018 and 2017, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the three years presented.

	Percentage of Gross Premiums Written Year Ended December 31,
State	2019	2018	2017
Florida	12.2%	11.4%	11.2%
Georgia	11.5%	11.2%	12.2%
Pennsylvania	8.0%	8.9%	9.2%
Louisiana	7.4%	7.4%	7.1%
North Carolina	5.7%	5.5%	5.5%
Illinois	4.9%	5.4%	5.9%
Virginia	4.7%	4.3%	4.6%
Minnesota	4.2%	3.9%	4.0%
Wisconsin	4.0%	4.2%	4.1%
South Carolina	3.7%	4.0%	4.1%
Alaska	3.1%	2.9%	2.7%
Total	69.4%	69.1%	70.6%

Sales and Marketing

We sell our workers’ compensation insurance through agencies. As of December 31, 2019, our insurance was sold through more than 2,400 independent agencies and our wholly-owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 29 states. We are selective in establishing and maintaining relationships with independent agencies.  We seek to do business with those agencies that provide quality application flow from companies operating in our target industries and classes that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Our average commission rate for our independent agencies was 7.7% for the year ended December 31, 2019. We pay our insurance agency subsidiary an average commission rate of 8.2%. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2019, independent agencies accounted for 96.4% of our voluntary in-force premiums. No single independent agency accounted for more than 1.2% of our voluntary in-force premiums at that date.

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

Our underwriting department reviews the application to determine if the application meets our underwriting criteria and whether all required information has been provided. If additional information is required, the underwriting department requests additional information from the agency submitting the application. Once this initial review process is complete, our underwriting department requests that a pre-quotation safety inspection be performed in most cases. In 2019, 90.9% of our new voluntary business policyholders were inspected prior to our offering a premium quote.

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

We obtain approval of our rates, including our LCMs, from state regulatory authorities. To maintain rates at profitable levels, we regularly monitor and adjust our LCMs. The effective LCM for our voluntary business was 1.60 for policy year 2019, 1.64 for policy year 2018, and 1.67 for policy year 2017. If we are unable to charge rates in a particular state or industry to produce satisfactory results, we seek to control and reduce our premium volume in that state or industry and redeploy our capital in other states or industries that offer greater opportunity to earn an underwriting profit.

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our FSPs travel to employers’ worksites to perform these safety inspections. These initial inspections allow our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2019, 90.9% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policies were not pre-quote inspected for a variety of reasons, including instances where the prospective policyholder was previously insured by us or previously inspected by us.

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

Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided. The FCM will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2019, we averaged 48 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our more than 34 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business, but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

In establishing reserves, we rely on the analysis of the more than 222,000 claims in our 34-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.

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

Our analysis of our historical data provides the factors we use in our statistical and actuarial analysis in estimating our loss and DCC expense reserve. These factors are primarily measures over time of claims reported, average case incurred amounts, case development, duration, severity and payment patterns. However, these factors cannot be solely used as these factors do not take into consideration changes in business mix, claims management, regulatory issues, medical trends, medical inflation, employment and wage patterns, and other subjective factors. We use this combination of factors and subjective assumptions and the use of six well-accepted actuarial methods, as follows:

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

As of December 31, 2019, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $677.5 million, which includes $15.2 million in reserves for mandatory pooling arrangements as reported by the pool administrators. The estimate of our ultimate liability was derived from the process and methodology described above, which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates. We view our estimate of loss and DCC expenses as the most significant component of our reserve for loss and loss adjustment expenses.

Additional information regarding our reserve for unpaid loss and loss adjustment expenses (“LAE”) as of December 31, 2019, 2018, and 2017 is set forth below:

	2019	2018	2017
	(in thousands)
Gross case loss and DCC reserves	$614,556	$616,012	$620,309
AO reserves	22,387	21,782	21,979
Gross IBNR reserves	135,944	160,615	129,557
Gross unpaid loss, DCC and AO reserves	772,887	798,409	771,845
Reinsurance recoverables on unpaid loss and LAE	(95,343)	(107,216)	(84,889)
Net unpaid loss, DCC and AO reserves	$677,544	$691,193	$686,956

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by an increase and decrease of 30%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2019 data, are summarized below.

		Resultant Change in Net Loss and DCC Reserve
Change in Paid LDFs	Change in Incurred LDFs	Amount ($)	Percentage
		(in thousands)
30% increase	30% increase	49,567	7.7%
30% increase	No change	200	0.0%
30% increase	30% decrease	(48,654)	(7.6)%
No change	30% increase	49,658	7.8%
No change	30% decrease	(48,979)	(7.7)%
30% decrease	30% increase	52,135	8.1%
30% decrease	No change	(336)	(0.1)%
30% decrease	30% decrease	(49,107)	(7.7)%

For our paid and incurred weighted severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by an increase and decrease of 300 basis points. The results of this sensitivity analysis, using December 31, 2019 data, are summarized below.

	Resultant Change in Net Loss and DCC Reserve
Change in Severity Trend	Amount ($)	Percentage
	(in thousands)
300 basis point increase	(401)	(0.1)%
300 basis point decrease	306	0.0%

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2019, 2018 and 2017, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Balance, beginning of period	$798,409	$771,845	$742,776
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	107,216	84,889	78,256
Net balance, beginning of period	691,193	686,956	664,520
Add incurred related to:
Current accident year	241,344	250,487	244,094
Prior accident years	(65,002)	(45,596)	(34,770)
Total incurred	176,342	204,891	209,324
Less paid related to:
Current accident year	58,883	62,061	56,951
Prior accident years	131,108	138,593	129,937
Total paid	189,991	200,654	186,888
Net balance, end of period	677,544	691,193	686,956
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	95,343	107,216	84,889
Balance, end of period	$772,887	$798,409	$771,845

Our gross reserves for loss and loss adjustment expenses of $772.9 million as of December 31, 2019 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2019, we had 5,053 open claims, with an average of $152,956 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2019, 5,452 new claims were reported, and 5,589 claims were closed.

In 2019, our gross reserves decreased to $772.9 million from $798.4 million at December 31, 2018. The decrease in reserves was attributable primarily to favorable development from prior accident years. In 2019, we recognized $65.0 million of favorable development for prior accident years. As of December 31, 2018, we had 5,190 open claims, with an average of $153,836 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2018, 5,440 new claims were reported, and 5,232 claims were closed.

In 2018, our gross reserves increased to $798.4 million from $771.8 million at December 31, 2017. The increase in reserves was attributable primarily to the 2018 accident year. In 2018, there was also $45.6 million of favorable development for prior accident years. As of December 31, 2017, we had 4,982 open claims, with an average of $154,927 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2017, 5,155 new claims were reported, and 5,368 claims were closed.

Loss Development

The table below shows the net loss development for business written each year from 2009 through 2019. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a generally accepted accounting principles basis, or GAAP basis.

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 2009, it was estimated that $474.2 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 2009, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $474.2 million as of December 31, 2009, by December 31, 2019 (ten years later) $291.8 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2009.

The “gross cumulative redundancy (deficiency)” represents, as of December 31, 2019, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(in thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$474,220	$466,668	$477,277	$515,260	$565,858	$628,268	$653,175	$664,520	$686,956	$691,193	$677,544
Net reserve estimated as of:
One year later	452,587	460,105	474,787	502,648	542,141	580,454	601,868	629,750	641,360	626,191
Two years later	422,697	454,479	462,650	478,931	494,327	529,149	567,098	584,149	576,358
Three years later	411,516	442,700	448,269	439,272	462,770	504,437	530,582	528,659
Four years later	402,003	429,269	427,835	420,913	452,097	484,964	498,494
Five years later	395,479	411,785	418,528	415,996	440,750	467,382
Six years later	383,827	404,753	415,213	408,762	431,715
Seven years later	378,825	403,299	410,452	401,130
Eight years later	378,968	400,337	404,621
Nine years later	376,369	395,608
Ten years later	372,583
Net cumulative redundancy (deficiency)	$101,637	$71,060	$72,656	$114,130	$134,143	$160,886	$154,681	$135,861	$110,598	$65,002
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	117,555	125,884	131,497	127,205	129,658	135,711	135,601	129,937	138,593	131,108
Two years later	182,242	199,682	201,814	188,752	198,610	203,855	202,063	202,928	205,705
Three years later	223,726	240,196	237,170	226,907	233,254	240,098	247,751	241,165
Four years later	248,294	262,415	259,823	245,860	253,081	267,143	272,144
Five years later	261,653	277,396	273,383	259,202	269,179	279,944
Six years later	272,903	286,629	284,071	270,055	276,534
Seven years later	279,275	295,527	292,324	274,520
Eight years later	285,580	301,543	295,582
Nine years later	289,952	304,010
Ten years later	291,751
Net reserve— December 31	$474,220	$466,668	$477,277	$515,260	$565,858	$628,268	$653,175	$664,520	$686,956	$691,193	$677,544
Reinsurance recoverables	60,435	65,536	60,937	55,190	48,699	59,334	64,858	78,256	84,889	107,216	95,343
Gross reserve—December 31	$534,655	$532,204	$538,214	$570,450	$614,557	$687,602	$718,033	$742,776	$771,845	$798,409	$772,887
Net re-estimated reserve	$372,583	$395,608	$404,621	$401,130	$431,715	$467,382	$498,494	$528,659	$576,358	$626,192
Re-estimated reinsurance recoverables	53,964	51,598	49,139	44,668	47,583	57,709	58,350	66,490	76,772	82,290
Gross re-estimated reserve	$426,547	$447,206	$453,760	$445,798	$479,298	$525,091	$556,844	$595,149	$653,130	$708,482
Gross cumulative redundancy (deficiency)	$108,108	$84,998	$84,454	$124,652	$135,259	$162,511	$161,189	$147,627	$118,715	$89,927

Investments

We derive net investment income from our invested assets. As of December 31, 2019, the carrying value of our investment portfolio, including cash and cash equivalents, was $1.2 billion and the fair value of the portfolio was $1.2 billion.

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

We classify the majority of our fixed maturity securities as “held-to-maturity.” We do not reflect any changes in fair value for these securities in our financial statements, unless such changes are deemed to be “other than temporary impairments,” in which case such impairments flow through our income statement within the category, “Net realized gains (losses) on investments.” The remainder of our fixed maturity securities are classified as “available-for-sale.” These investments are valued at fair value at the end of each period, with changes in fair value flowing through other comprehensive income. Equity securities are valued at fair value with changes in the fair value recognized in net income.  We generally seek to limit our holdings in equity securities to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity, on a fair value basis.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” for further information on the composition and results of our investment portfolio.

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the effective interest rate for the year ended December 31, 2019 based on the carrying value of each category as of December 31, 2019:

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$466,270	39.9%	2.8%
Corporate bonds	109,241	9.4%	3.0%
U.S. agency-based mortgage-backed securities	10,967	0.9%	3.9%
U.S. Treasury securities and obligations of U.S. Government agencies	12,723	1.1%	3.4%
Asset-backed securities	220	0.0%	2.8%
Total fixed maturity securities—held-to-maturity	599,421	51.3%	2.9%
Fixed maturity securities—available-for-sale:
State and political subdivisions	237,775	20.3%	3.1%
Corporate bonds	133,778	11.5%	3.1%
U.S. agency-based mortgage-backed securities	29,467	2.5%	2.9%
U.S. Treasury securities and obligations of U.S. Government agencies	40,126	3.4%	1.7%
Total fixed maturity securities—available-for-sale	441,146	37.7%	3.0%
Equity securities	27,903	2.4%	2.3%
Short-term investments	56,548	4.8%	1.7%
Cash and cash equivalents	43,813	3.8%	1.4%
Total investments, including cash and cash equivalents	$1,168,831	100.0%	2.8%

As of December 31, 2019, our fixed maturity securities had a carrying value of $1,040.6 million, which represented 89.0% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2019, the pre-tax investment yield of our investment portfolio was 2.8% per annum.

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, our investment portfolio as of December 31, 2019 are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities, held-to-maturity	$599,421	$22,128	$(206)	$621,343
Fixed maturity securities, available-for-sale	425,698	15,613	(165)	441,146
Equity securities	24,457	3,446	—	27,903
Totals	$1,049,576	$41,187	$(371)	$1,090,392

As of December 31, 2019, municipal bonds with maturities greater than one year made up 60.2% of our investment portfolio, including cash and cash equivalents. The investments in Louisiana result from companies being allowed an investment credit against Louisiana premium taxes for varying levels of Louisiana assets.  The table below summarizes the top five geographic exposures as of December 31, 2019.

	Carrying Value	Percentage of Municipal Portfolio	Percentage of Total Portfolio
	(in thousands)
Texas	$113,756	16.2%	9.7%
Louisiana	80,634	11.4%	6.9%
Arkansas	57,248	8.1%	4.9%
Florida	49,687	7.1%	4.3%
Washington	43,537	6.2%	3.7%
Other	359,183	51.0%	30.7%
	$704,045	100.0%	60.2%

The table below summarizes the credit quality of our investment portfolio, excluding our equity holdings, as of December 31, 2019, as determined by the middle rating of Moody’s, Standard and Poor’s, and Fitch.

Credit Rating	Percentage of Total Carrying Value
“AAA”	32.5%
“AA”	44.1%
“A”	12.0%
“BBB”	11.4%
“BB and below”	0.0%
“Unrated securities”	0.0%
Total	100.0%

As of December 31, 2019, the average composite rating of our investment portfolio, excluding our equity holdings, was “AA.”

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2019.

	As of December 31, 2019
Maturity:	Carrying Value	Percentage
	(in thousands)
Within one year	$77,161	7.4%
After one year through five years	344,494	33.1%
After five years through ten years	159,879	15.4%
After ten years	418,379	40.2%
U.S. agency-based mortgage-backed securities	40,434	3.9%
Asset-backed securities	220	0.0%
Total	$1,040,567	100.0%

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

2020 Excess of Loss Reinsurance Treaty Program

Effective January 1, 2020, we renewed our excess of loss reinsurance treaty program related to our voluntary and assigned risk business.  The program consists of two layers of coverage.  The first layer is a multi-year treaty that applies to losses incurred through December 31, 2022. The second layer must be renewed annually.  Our reinsurance treaty program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits.  In a multi-claimant loss occurrence, the reinsurance coverage for any one individual claimant is limited to a maximum of $10.0 million, subject to applicable deductibles, retentions and aggregate limits.

We have 16 reinsurers participating in our reinsurance treaty program in 2020. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or letters of credit. If security is required because of a ratings downgrade, the form of security must be mutually agreed to between the reinsurer and us.

In 2020, our first layer of reinsurance provides coverage for losses up to $10.0 million for each loss occurrence in excess of $2.0 million.  This layer provides coverage in two parts.  Before our reinsurers are obligated to reimburse us under this layer, we are subject to an annual aggregate deductible of 3.0% of subject earned premium under the first part of this coverage and 9.0% of subject earned premium under the second part of this coverage.  The limit under the first part of this coverage is 6.0% of subject earned premium in any one year and 4.0% of subject earned premium in the aggregate for all three years covered by this layer.  The limit under the second part of this coverage is 3.0% of subject earned premium for any one year and 1.0% of subject earned premium in the aggregate for all three years covered by this layer.

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

Our second layer of reinsurance (catastrophe reinsurance) provides $60.0 million in coverage for each loss occurrence in excess of $10.0 million.  This layer includes coverage for terrorism including the use and/or dispersal of nuclear, biological, chemical and radiological agents with an annual aggregate limit of $60.0 million.  The aggregate limit for all claims under this layer is $120.0 million.  This layer provides coverage through December 31, 2020.

The table below sets forth the reinsurers participating in our 2020 reinsurance program:

Reinsurer	A.M. Best Rating
Arch Reinsurance Company	A+
Hannover Reinsurance (Ireland) Limited	A+
Houston Casualty Company	A++
Lloyd’s Syndicate 0623 AFB	A
Lloyd’s Syndicate 1414 ACS	A
Lloyd’s Syndicate 1955 BAR	A
Lloyd’s Syndicate 2623 AFB	A
Lloyd’s Syndicate 2987 BRT	A
Lloyd’s Syndicate 3000 MKL	A
Lloyd’s Syndicate 4444 CNP	A
Lloyd’s Syndicate 4472 LIB	A
Lloyd’s Syndicate 609	A
Markel Global Reinsurance Company	A
Minnesota Workers' Compensation Reinsurance Association	NR
Munich Reinsurance America, Inc.	A+
The Cincinnati Insurance Company	A+

Due to the nature of reinsurance, we have recoverables from reinsurers that apply to prior accident years.  The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts.  The table below summarizes our amounts recoverable from reinsurers as of December 31, 2019.

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2019
		(in thousands)
Hannover Reinsurance (Ireland) Limited (1)	A+	$43,543
Allianz Risk Transfer AG (Bermuda)	A+	11,484
Odyssey America Reinsurance Corporation	A	11,273
Minnesota Workers' Compensation Reinsurance Association (1)	NR	6,293
Clearwater Insurance (2)	NR	4,984
Finial Reinsurance	A-	4,558
SCOR Reinsurance	A+	4,005
Tokio Millennium Re Limited	A+	3,034
St. Paul Fire and Marine Insurance Company	A++	2,574
Other reinsurers	—	4,165
Total amounts recoverable from reinsurers		95,913
Funds withheld and letters of credit related to the above recoverables		(58,246)
Total unsecured amounts recoverable from reinsurers		$37,667

(1)	Current participant in our 2020 reinsurance program.
(2)	Subsidiary of Fairfax Financial Holdings Limited.

In December 2019, the Company commuted reinsurance agreements with Hannover Reinsurance (Ireland) Limited (“Hannover”) covering portions of accident years 2009 through 2011.  The Company received an $8.5 million payment effectuated solely through offset against the balance of the funds withheld and recoverable from reinsurers accounts under the reinsurance agreements in exchange for releasing Hannover from their reinsurance obligations under the commuted agreements.  Hannover remains obligated to the subsidiaries of the Company under other reinsurance agreements.  There was no effect on the Company’s net income in the year ended December 31, 2019 as a result of the commutation.

Terrorism Reinsurance

The Terrorism Risk Insurance Act of 2002 (the “2002 Act”) was enacted in response to the events of September 11, 2001.  The 2002 Act has been extended periodically, most recently by the Terrorism Risk Insurance Program Reauthorization Act of 2019 (the “2019 Act”). This legislation was designed to ensure the availability of insurance coverage for losses resulting from certain acts of terrorism in the United States. The 2019 Act reauthorized a federal program until 2027 that provides federal reimbursement to insurance companies for a portion of their losses arising from certain acts of terrorism and requires insurance companies to offer coverage for these acts. The program applies to insured losses arising out of acts that are certified as “acts of terrorism” by the Secretary of the Treasury in concurrence with the Secretary of Homeland Security and the Attorney General of the United States. In addition, the program does not provide any reimbursement for any portion of aggregate industry-wide insured losses from certified acts of terrorism that exceed $100.0 billion in any one year and is subject to certain other limitations and restrictions.

For insured losses in 2020, each insurance group is responsible for a statutory deductible under the 2019 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2020, the U.S. federal government will reimburse 80% of an insurance group’s covered losses over the statutory deductible.  In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceeds $200.0 million for any act of terrorism.  However, there is no relief from the requirement under the 2019 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.

Under the 2019 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in their workers’ compensation policies. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological, chemical or radiological agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our current reinsurance treaty program that provides coverage of up to $70 million for losses arising from acts of terrorism. This coverage is effective through December 31, 2020.  The Company’s 2020 catastrophe excess of loss layer for loss occurrences greater than $10 million includes coverage for losses caused by nuclear, biological, chemical and radiological attacks, subject to the deductibles, retentions, definitions and aggregate limits.

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

Our competitive advantages include our underwriting expertise, safety services and claims management practices, our A.M. Best rating and our ability to reduce claims through implementation of our work safety programs. In addition, we believe that our insurance is competitively priced and our premium rates are typically lower than those for policyholders assigned to the state insurance pools, allowing us to provide a viable alternative for policyholders in those pools.

Employees

As of December 31, 2019, we had 431 full-time employees and three part-time employees.  None of our employees are subject to collective bargaining agreements. We believe that our employee relations are good.

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

Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. We utilize both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. In 2019, we had assigned risks in four states: Alabama, Alaska, North Carolina and Virginia.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in the applicable state. Our recoveries from state-managed trust funds for the years ended December 31, 2019, 2018 and 2017 were $4.8 million, $4.8 million and $4.3 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2019, 2018 and 2017 was $1.8 million, $2.1 million and $2.5 million, respectively.  We accrue for second injury funds relative to historical paid amounts.

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

Federal Law and Regulations

For the year ended December 31, 2019, we derived 2.5% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act, or the USL&H Act, and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.

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

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been, or are at present, being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted or the effect, if any, these developments would have on our operations and financial condition.

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

Under Nebraska law, AIIC and SOCI are each required to maintain minimum capital and surplus of $2.0 million. Under Texas law, AIICTX is required to maintain minimum capital and surplus of $5.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on the various risk factors related to it. As of December 31, 2019, AIIC, SOCI and AIICTX exceeded the minimum risk-based capital requirements.

The key financial ratios of the NAIC’s Insurance Regulatory Information System, or IRIS, which ratios were developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators’ resources. IRIS identifies 13 industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business.  The 2019 IRIS results for AIIC, SOCI and AIICTX were within expected values for all 13 industry ratios.

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

Information About our Executive Officers

The table below sets forth information about our executive officers and key employees as of February 25, 2020.

Name	Age	Position
Executive Officers
G. Janelle Frost	49	President and Chief Executive Officer
Neal A. Fuller	57	Executive Vice President and Chief Financial Officer
Vincent J. Gagliano	47	Executive Vice President and Chief Risk Officer
Andrew B. McCray	58	Executive Vice President and Chief Underwriting Officer
Kathryn H. Shirley	54	Executive Vice President, Chief Administrative Officer and Secretary

Key Employees
Kelly R. Goins	54	Senior Vice President, Underwriting Operations
Leon J. Lagneaux	68	Senior Vice President, Recruitment and Development
Henry O. Lestage, IV	59	Senior Vice President, Claims Operations
Garrett S. Little	49	Senior Vice President, Safety Operations
Barbra E. McCrary	45	Senior Vice President, Policyholder Services
David R. Morton	49	Senior Vice President, Sales and Marketing
Angela W. Pearson	47	Senior Vice President, Controller

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

Andrew B. McCray has served as Executive Vice President and Chief Underwriting Officer since May 2019. Prior to joining the company, he was Senior Director – Global P&C Strategy and Product Innovation for Assurant from January 2017 through April 2019. From 2015-2017, he served as business leader for commercial lines for Utica National Insurance Group and from 2011 to 2015 served as vice president and director of regional underwriting operations for Utica National Insurance Group.

Kathryn H. Shirley has served as our Executive Vice President, Chief Administrative Officer and Secretary since February 2020.  She previously served as Executive Vice President, General Counsel and Secretary from February 2016 until February 2020 and Senior Vice President, General Counsel and Secretary from May 2012 until February 2016.  She has been employed with our company since 2012.  Prior to joining our company, she practiced law from 2009 through May 2012 at Christian & Small LLP. From 2000 until 2008 she was employed as an Insurance Regulatory Compliance Manager with United Investors Life Insurance Company and Liberty National Life Insurance Company, subsidiaries of Torchmark Corporation.

Kelly R. Goins has served as our Senior Vice President, Underwriting Operations since March 2005. She has been employed with our company since 1986 and served as Vice President, Underwriting Operations from 2000 until March 2005.

Leon J. Lagneaux has served as our Senior Vice President, Recruitment & Development since July 2019. He previously served as Senior Vice President, Safety Operations from March 2005 until June 2019. He has been employed with our company since 1994 and served as Vice President, Safety Operations from 1999 until March 2005.

Henry O. Lestage, IV has served as our Senior Vice President, Claims Operations since September 2000. He has been employed with our company since 1987 and served as Vice President, Claims Operations from 1998 until 2000.

Garrett S. Little has served as our Senior Vice President, Safety Operations since July 2019. He has been employed with our company since 1995 and previously served as Vice President, Field Safety from April 2001 until June 2019.

Barbra E. McCrary, has served as our Senior Vice President, Policyholder Services since November 2017.  She has been employed with our company since 1997 and served as Vice President, Premium Audit from 2010 until 2017.

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

Angela W. Pearson has served as our Senior Vice President and Controller since October 2019. She has been employed with our company since 1996 and previously served as Vice President and Controller from 2012 until October 2019.

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

We only offer workers’ compensation insurance. We have no current plans to focus our efforts on offering other types of insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. Negative developments in the workers’ compensation insurance industry could have a greater impact on our company because we do not sell other types of insurance.

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

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2019, independent agencies produced 96.4% of our voluntary in-force premiums. No independent agency accounted for more than 1.2% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

An inability to effectively manage our operations could make it difficult for us to compete and could affect our ability to operate profitably.

Our continuing strategic options include expanding in our existing markets, entering new geographic markets and further developing our agency relationships. Our strategy is subject to various risks, including risks associated with our ability to:

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

Negative trends in business investment, consumer confidence and spending, significant declines and volatility of the capital markets, and availability of credit and the rate of unemployment can adversely affect our business.  Although we continue to closely monitor market conditions, we cannot predict future conditions or their impact on our premium volume, the value of our investment portfolio and our financial performance. As a result of economic conditions, we could experience future decreases in business activity and incur realized and unrealized losses in our investment portfolio, both of which could adversely affect our financial condition and results of operations.

If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. As of December 31, 2019, our investment portfolio, including cash and cash equivalents, had a carrying value of $1.2 billion. For the year ended December 31, 2019 we had $32.5 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our Board of Directors, and is made up predominately of fixed maturity securities and cash and cash equivalents. Although our investment guidelines emphasize capital preservation and liquidity, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

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

We have established and implemented security measures, controls and procedures in an effort to safeguard our information technology systems and to prevent unauthorized access to these systems and any data processed and/or stored in these systems.  We evaluate the adequacy of our third-party service providers’ cybersecurity measures through periodic due diligence and contractual obligations.  Despite these safeguards, disruptions to and breaches of our information technology systems or providers’ are possible and may negatively impact our business.

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

In 2019, 84.0% of our gross premiums written were derived from policyholders in the construction, trucking, logging and lumber, manufacturing, agriculture, maritime, and oil and gas industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in these industries and upon economic conditions generally.

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

The expertise of our workforce is necessary to maintain our competitive advantages in the high hazard workers’ compensation industry.

Our success is dependent on our workforce and our ongoing leadership development activities to attract and retain key employees that are knowledgeable about our business.  Succession planning for key positions is essential.  If we are unable to attract and retain key employees and provide them with opportunities to learn and grow, our operations may be adversely impacted.

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

We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company.  Our 2020 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million, subject to applicable deductibles, retentions and aggregate limits.  Our retention is $2.0 million for each loss occurrence.  Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty with an aggregate annual deductible of approximately $9.5 million and an aggregate limit of coverage of approximately $28.6 million for 2020.

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

As of December 31, 2019, we had $95.9 million of recoverables from reinsurers. Of this amount, $37.7 million was unsecured. As of December 31, 2019, our largest recoverable from reinsurers included $43.5 million from Hannover Reinsurance (Ireland) Limited, $11.5 million from Allianz Risk Transfer AG and $11.3 million from Odyssey America Reinsurance Corporation.  No reinsurance recoverable due at December 31, 2019 was over 90 days old.   If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely impacted.

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

At December 31, 2019, we participated in mandatory pooling arrangements in 21 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

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

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2020 reinsurance treaty program affords limited coverage for up to $70.0 million for losses arising from terrorism, subject to applicable deductibles, retentions, definitions and aggregate limits.

Notwithstanding the protection provided by reinsurance and the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA of 2019), the risk of severe losses to us from acts of terrorism has not been eliminated because our reinsurance treaty program includes various sub-limits and exclusions limiting our reinsurers’ obligation to cover losses caused by acts of terrorism. Accordingly, events constituting acts of terrorism may not be covered by, or may exceed the capacity of, our reinsurance and could adversely affect our business and financial condition.

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

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of February 14, 2020, there were 19,302,583 shares of our common stock outstanding.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF.” As of February 14, 2020, there were 22 holders of record of our common stock.

Dividend Policy

In 2019, 2018 and 2017, the Company paid regular quarterly cash dividends of $0.25, $0.22, and $0.20 per share, respectively.  In addition, the Company paid extraordinary cash dividends of $3.50 in 2019, $3.50 in 2018 and $3.50 per share in 2017.

On February 18, 2020 the Company declared a regular quarterly cash dividend of $0.27 per share payable on March 27, 2020 to shareholders of record as of March 13, 2020.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter.  On an annualized basis, the cash dividend is expected to be $1.08 per share in 2020.

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

As of February 14, 2020, 19,302,583 shares of common stock were outstanding. As of that date, there were no other shares of our capital stock outstanding.

Share Repurchases

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in 2019, 2018 or 2017.  Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions. The purchases may be affected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that any future purchases will be funded from available capital.

Item 6.	Selected Financial Data.

The following tables summarize certain selected financial data that should be read in conjunction with our audited financial statements and accompanying notes thereto for the year ended December 31, 2019 included in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Income Statement Data
Gross premiums written	$333,460	$351,696	$350,267	$373,055	$386,529
Ceded premiums written	(8,995)	(9,344)	(8,869)	(10,307)	(11,228)
Net premiums written	$324,465	$342,352	$341,398	$362,748	$375,301
Net premiums earned	$332,888	$350,326	$346,156	$368,704	$375,894
Net investment income	32,483	30,452	29,281	28,106	27,902
Net realized losses on investments	(80)	(1,536)	(647)	(494)	(2,494)
Net unrealized gains (losses) on equity securities	4,758	(2,088)	—	—	—
Loss on disposal of assets	(3)	—	(2)	(1)	(664)
Fee and other income	324	599	420	347	316
Total revenues	370,370	377,753	375,208	396,662	400,954
Loss and loss adjustment expenses incurred	176,342	204,891	209,324	199,031	214,573
Underwriting and certain other operating costs (1)	22,221	28,981	28,333	29,470	32,162
Commissions	25,010	26,160	24,812	26,243	27,509
Salaries and benefits	27,120	25,992	25,631	24,881	24,442
Policyholder dividends	4,160	4,148	4,868	4,216	1,301
Total expenses	254,853	290,172	292,968	283,841	299,987
Income before taxes	115,517	87,581	82,240	112,821	100,967
Income tax expense (2)	22,827	15,949	36,009	34,956	30,505
Net income	$92,690	$71,632	$46,231	$77,865	$70,462
Diluted earnings per common share equivalent	$4.80	$3.71	$2.40	$4.05	$3.69
Weighted average common shares	19,248,657	19,208,978	19,165,489	19,105,806	18,941,077
Stock options and restricted stock	80,581	84,104	80,377	97,844	178,109
Diluted weighted average of common share equivalents outstanding	19,329,238	19,293,082	19,245,866	19,203,650	19,119,186
Selected Insurance Ratios
Current accident year loss ratio (3)	72.5%	71.5%	70.5%	67.9%	69.8%
Prior accident year loss ratio (4)	(19.5)%	(13.0)%	(10.0)%	(13.9)%	(12.7)%
Net loss ratio	53.0%	58.5%	60.5%	54.0%	57.1%
Net underwriting expense ratio (5)	22.3%	23.2%	22.8%	21.9%	22.4%
Net dividend ratio (6)	1.3%	1.2%	1.4%	1.1%	0.3%
Net combined ratio (7)	76.6%	82.9%	84.7%	77.0%	79.8%

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$43,813	$40,344	$55,559	$58,936	$69,481
Investments	1,125,018	1,125,490	1,130,314	1,084,474	1,045,152
Amounts recoverable from reinsurers	95,913	112,006	90,133	83,666	91,077
Premiums receivable, net	157,953	162,478	174,234	183,005	185,364
Deferred income taxes	17,513	21,852	19,262	33,811	29,905
Deferred policy acquisition costs	19,048	19,734	20,251	19,300	20,412
Total assets (8)	1,492,906	1,515,931	1,518,236	1,518,856	1,502,045
Reserves for loss and loss adjustment expenses	772,887	798,409	771,845	742,776	718,033
Unearned premiums	140,873	149,296	157,270	162,028	167,983
Insurance-related assessments	22,967	28,258	28,246	31,742	32,329
Shareholders’ equity	430,215	409,762	425,423	456,150	453,981

(1)	Includes policy acquisition expenses and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
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
(8)

We adopted ASU 2016-02, Leases (Topic 842), in the first quarter of 2019.  We elected the new transition method under the transition guidance within the new standard. Therefore, prior comparative periods are not adjusted.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2020 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

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

Two of the key financial measures that we use to evaluate our performance are return on average equity and growth in book value per share adjusted for dividends paid to shareholders. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity. Our return on average equity was 22.1% in 2019, 17.2% in 2018 and 10.5% in 2017. We calculate book value per share by dividing ending shareholders’ equity by the number of common shares outstanding. Our book value per share was $22.29 at December 31, 2019, $21.26 at December 31, 2018 and $22.10 at December 31, 2017.   We paid cash dividends of $4.50 per share in 2019, $4.38 per share in 2018 and $4.30 per share in 2017.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in other lines of business that pay claims more quickly. At December 31, 2019, our investment portfolio, including cash and cash equivalents, was $1.2 billion and produced net investment income of $32.5 million in 2019, $30.5 million in 2018 and $29.3 million in 2017.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses.  Our reinsurance program for 2020 includes 16 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Our 2020 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million for any single claimant, subject to applicable deductibles, retentions and aggregate limits.  Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty with an aggregate annual deductible of approximately $9.5 million and an aggregate limit of coverage of approximately $28.6 million for 2020. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

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

For example, for the five-year period ended December 31, 2019 we had recorded 70 severe claims, or an average of 14 severe claims per year for accident years 2015 through 2019. The number of severe claims reported in any one accident year in this five-year period ranged from a low of 9 in 2015 to a high of 16 in 2017 and 2019. The average reported case severity for these claims ranged from $2.2 million for the 2015 accident year to $2.9 million for the 2019 accident year. For the five accident years, the case incurred for these severe claims accounted for an average of 10.4 percentage points of our overall loss and loss adjustment expense, or LAE, ratio, measured at December 31, 2019.

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

Our gross reserves for loss and loss adjustment expenses at December 31, 2019, 2018 and 2017 were $772.9 million, $798.4 million and $771.8 million, respectively. As a percentage of gross reserves at year end, IBNR represented 17.6% in 2019, 20.1% in 2018 and 16.8% in 2017.

In 2019, we decreased our estimates for prior year loss reserves by $65.0 million. In 2018, we decreased our estimates for prior year loss reserves by $45.6 million. In 2017, we decreased our estimates for prior year loss reserves by $34.8 million.

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

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2019 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2019 and the other half in 2020. On a monthly basis, we also recognize net premiums earned from mandatory pooling arrangements.

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

Net Investment Income and Net Realized Gains and Losses on Investments. We invest our statutory surplus funds and the funds supporting our insurance liabilities in fixed maturity securities, equity securities and alternative investments. In addition, a portion of these funds are held in cash and cash equivalents to pay current claims. Our net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities. We assess the performance of our investment portfolio using a standard tax equivalent yield metric. Investment income that is tax-exempt is increased by our marginal federal tax rate to express yield on tax-exempt securities on the same basis as taxable securities. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their cost or amortized cost, as applicable. Net realized losses occur when our investment securities are sold for less than their cost or amortized cost, as applicable, or are written down as a result of other-than-temporary impairment. We classify the majority of our fixed maturity securities as held-to-maturity. The remainder of our fixed maturity securities are classified as available-for-sale. Net unrealized gains or losses on our securities classified as available-for-sale are reported separately within accumulated other comprehensive income on our balance sheet.  Changes in net unrealized gains or losses on our equity securities are recognized in net income.

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

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 34 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

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

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Income Statement Data
Gross premiums written	$333,460	$351,696	$350,267
Ceded premiums written	(8,995)	(9,344)	(8,869)
Net premiums written	$324,465	$342,352	$341,398
Net premiums earned	$332,888	$350,326	$346,156
Net investment income	32,483	30,452	29,281
Net realized losses on investments	(80)	(1,536)	(647)
Net unrealized gains (losses) on equity securities	4,758	(2,088)	—
Fee and other income	321	599	418
Total revenues	370,370	377,753	375,208
Loss and loss adjustment expenses incurred	176,342	204,891	209,324
Underwriting and certain other operating costs (1)	22,221	28,981	28,333
Commissions	25,010	26,160	24,812
Salaries and benefits	27,120	25,992	25,631
Policyholder dividends	4,160	4,148	4,868
Total expenses	254,853	290,172	292,968
Income before taxes	115,517	87,581	82,240
Income tax expense (2)	22,827	15,949	36,009
Net income	$92,690	$71,632	$46,231
Selected Insurance Ratios
Current accident year loss ratio (3)	72.5%	71.5%	70.5%
Prior accident year loss ratio (4)	(19.5)%	(13.0)%	(10.0)%
Net loss ratio	53.0%	58.5%	60.5%
Net underwriting expense ratio (5)	22.3%	23.2%	22.8%
Net dividend ratio (6)	1.3%	1.2%	1.4%
Net combined ratio (7)	76.6%	82.9%	84.7%

	As of December 31,
	2019	2018	2017
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$43,813	$40,344	$55,559
Investments	1,125,018	1,125,490	1,130,314
Amounts recoverable from reinsurers	95,913	112,006	90,133
Premiums receivable, net	157,953	162,478	174,234
Deferred income taxes	17,513	21,852	19,262
Deferred policy acquisition costs	19,048	19,734	20,251
Total assets (8)	1,492,906	1,515,931	1,518,236
Reserves for loss and loss adjustment expenses	772,887	798,409	771,845
Unearned premiums	140,873	149,296	157,270
Insurance-related assessments	22,967	28,258	28,246
Shareholders’ equity	430,215	409,762	425,423

(1)	Includes policy acquisition expenses, and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
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
(8)

We adopted ASU 2016-02, Leases (Topic 842), in the first quarter of 2019.  We elected the new transition method under the transition guidance within the new standard. Therefore, prior comparative periods are not adjusted.

Overview of Operating Results

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Gross Premiums Written. Gross premiums written for 2019 were $333.5 million, compared to $351.7 million for 2018, a decrease of 5.2%. The decrease was attributable to a $22.9 million decrease in annual premiums on voluntary policies written during the period which was offset by a $5.0 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. Related premium adjustments in 2019 include a $1.0 million increase in “earned but unbilled”, or EBUB, premium.

Net Premiums Written. Net premiums written for 2019 were $324.5 million, compared to $342.4 million for 2018, a decrease of 5.2%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 2.6% for 2019 and 2018.

Net Premiums Earned. Net premiums earned for 2019 were $332.9 million, compared to $350.3 million for 2018, a decrease of 5.0%.  The decrease was attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income in 2019 was $32.5 million, an increase of 6.7% from the $30.5 million reported in 2018. The pre-tax investment yield on our investment portfolio was 2.8% per annum for 2019 versus 2.6% per annum for 2018. The tax-equivalent yield on our investment portfolio was 3.1% per annum for 2019, compared to 3.2% per annum for 2018. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.  Average invested assets, including cash and cash equivalents, increased 0.5%, from an average of $1,195.1 million for 2018 to an average of $1,200.6 million for 2019.

Net Realized Gains (Losses) on Investments. Net realized losses on investments in 2019 totaled $0.1 million, compared to losses of $1.5 million in 2018.  In 2019, net realized losses of $0.2 million resulted from redemptions of fixed maturity securities offset by $0.1 million of realized gains on the sale of fixed maturity securities classified as available-for-sale.  In 2018, net realized losses of $1.1 million resulted from the sale of equity securities and fixed maturity securities classified as available-for-sale.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $176.3 million for 2019, compared to $204.9 million for 2018, a decrease of $28.5 million, or 13.9%. The current accident year losses and LAE incurred were $241.3 million, or 72.5% of net premiums earned, compared to $250.5 million, or 71.5% of net premiums earned for 2018. We recorded favorable prior accident year development of $65.0 million in 2019, compared to $45.6 million in 2018. This is discussed in more detail below in “Prior Year Development.” Our net loss ratio was 53.0% for 2019 and 58.5% for 2018.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2019 were $74.4 million, compared to $81.1 million for 2018, a decrease of $6.8 million, or 8.4%. This decrease was primarily due to a $6.8 million decrease in insurance related assessments, a $1.2 million decrease in commission expense, and a $0.6 million decrease in premium taxes.  The decrease in insurance related assessments included a benefit of $3.5 million from the elimination of a state assessment for a multiple injury fund.  The decreases above were partially offset by an increase of $1.1 million in compensation expense and an increase of $0.4 million in accounts receivable write-offs. Our underwriting expense ratio decreased to 22.3% in 2019 from 23.2% in 2018.

Income tax expense. Income tax expense for 2019 was $22.8 million, compared to $15.9 million for 2018. The effective tax rate also increased to 19.8% for 2019, compared to 18.2% for 2018. This increase in the effective tax rate is due to a lower proportion of tax-exempt income to underwriting income in 2019 relative to 2018.

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

Net Investment Income. Net investment income in 2018 was $30.5 million, an increase of 4.0% from the $29.3 million reported in 2017. The pre-tax investment yield on our investment portfolio was 2.6%per annum for 2018 versus 2.5% per annum for 2017. The tax-equivalent yield on our investment portfolio was 3.2% per annum for 2018, compared to 2.9% per annum for 2017. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate as of January 1, 2019.  Average invested assets, including cash and cash equivalents, increased 0.5%, from an average of $1,188.7 million for 2017 to an average of $1,195.1 million for 2018.

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

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $204.9 million for 2018, compared to $209.3 million for 2017, a decrease of $4.4 million, or 2.1%. The current accident year losses and LAE incurred were $250.5 million, or 71.5% of net premiums earned, compared to $244.1 million, or 70.5% of net premiums earned for 2017. We recorded favorable prior accident year development of $45.6 million in 2018, compared to $34.8 million in 2017. This is discussed in more detail below in “Prior Year Development.” Our net loss ratio was 58.5%for 2018 and 60.5% for 2017.

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

Income tax expense. Income tax expense for 2018 was $15.9 million, compared to $36.0 million for 2017. The effective tax rate also decreased to 18.2% for 2018, compared to 43.8% for 2017. This decrease is mainly due to the impact of tax reform legislation which reduced the U.S. corporate tax rate from 35% to 21% in 2018 and resulted in a revaluation of our net deferred tax assets in the prior year.  The impact resulted in a net deferred tax expense of $12.6 million in the fourth quarter of 2017, the period in which the legislation was enacted.

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $65.0 million in calendar year 2019, $45.6 million in calendar year 2018 and $34.8 million in calendar year 2017. The table below sets forth the favorable development for accident years 2014 through 2018 and, collectively, all accident years prior to 2014.

	Favorable/(Unfavorable) Development for Year Ended December 31,
	2019	2018	2017
	(in millions)
2018	$—	$—	$—
2017	9.5	—	—
2016	23.4	9.1	—
2015	14.5	17.0	10.1
2014	8.6	8.1	14.0
Prior to 2014	9.0	11.4	10.7
Total net development	$65.0	$45.6	$34.8

The table below sets forth the number of open claims as of December 31, 2019, 2018 and 2017, and the numbers of claims reported and closed during the years then ended.

	Twelve Months Ended December 31,
	2019	2018	2017
Open claims at beginning of period	5,190	4,982	5,195
Claims reported	5,452	5,440	5,155
Claims closed	(5,589)	(5,232)	(5,368)
Open claims at end of period	5,053	5,190	4,982

At December 31, 2019, our incurred amounts for certain accident years, particularly 2015 and 2016, developed more favorably than management previously expected. Multiple factors can cause loss development both unfavorable and favorable.  The favorable loss development we experienced across accident years was largely due to two factors:   (1) lower than expected severity of injuries in these accident years compared to our original and revised estimates; and (2) favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.  We believe the favorable case reserve development resulted primarily from an intensive claims management focus with the Company actively seeking to settle claims, leading to favorable development.

The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of December 31, 2019, actual results for these accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income, and proceeds from maturities of investments. Our primary uses of operating funds include payments for claims and operating expenses. We pay claims, operating expenses and shareholder dividends using cash flow from operations and invest our excess cash in fixed maturity and equity securities. We expect that our projected cash flow from operations will provide us sufficient liquidity to fund future operations, including payment of claims and operating expenses and other holding company expenses, for at least the next 18 months.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $190.0 million in 2019, $200.7 million in 2018 and $186.9 million in 2017. We fund claim payments out of cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio at December 31, 2019 was $1.2 billion.

As discussed above under “Overview,” We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2020 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

In December 2019, the Company commuted reinsurance agreements with Hannover Reinsurance (Ireland) Limited (“Hannover”) covering portions of accident years 2009 through 2011.  The Company received an $8.5 million payment effectuated solely through offset against the balance of the funds withheld and recoverable from reinsurers accounts under the reinsurance agreements in exchange for releasing Hannover from their reinsurance obligations under the commuted agreements.  Hannover remains obligated to the subsidiaries of the Company under other reinsurance agreements. There was no effect on the Company’s net income in the year ended December 31, 2019 as a result of the commutation.

Net cash provided by operating activities was $78.8 million in 2019, as compared to $98.3 million in 2018, and $130.8 million in 2017. Major components of cash provided by operating activities in 2019 were net premiums collected of $329.0 million and investment income collected of $41.6 million.  These increases were offset in-part by claim payments of $189.8 million, $75.9 million of operating expenditures, federal taxes paid of $20.9 million, and dividends to policyholders paid of $3.5 million.

Major components of cash provided by operating activities in 2018 were net premiums collected of $354.0 million and investment income collected of $41.7 million.  These increases were offset in-part by claim payments of $200.5 million, $74.2 millionof operating expenditures, federal taxes paid of $11.2 million, a $7.9 million increase in amounts held by others, and dividends to policyholders paid of $2.9 million.

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

Net cash provided by investing activities was $11.7 million in 2019, as compared to net cash used in investing activities of $29.1 million in 2018 and $51.5 million in 2017. In 2019, major components of net cash provided by investing activities included proceeds from sales and maturities of investments of $358.6 million, offset by investment purchases of $345.9 million.

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

Net cash used in financing activities was $87.0 million in 2019, as compared to $84.4 million in 2018 and $82.6 million in 2017.  Major components of cash used in financing activities in 2019 included cash used for dividends paid to shareholders of $87.0 million.

Major components of cash used in financing activities in 2018 and 2017 included cash used for dividends paid to shareholders of $84.5 million and $82.6 million, respectively.

The Company has a line of credit agreement with Frost Bank for borrowings up to a maximum of $20.0 million. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR (or equivalent) and are unsecured.  Under the agreement, the Company pays a fee of 0.25% on the unused portion of the loan in arrears quarterly, for a fee of $50,000 annually.  At December 31, 2019, there were no outstanding borrowings.  Unless renewed, the agreement will expire in December 2022.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of December 31, 2019, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $25.0 million available for future purchases at December 31, 2019 under this program. There were no share repurchases in 2019, 2018 or 2017. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including AIIC, SOCI and AIICTX. AMERISAFE’s primary assets are the capital stock of these insurance subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Based upon the prescribed calculation, the insurance subsidiaries could pay to AMERISAFE dividends of up to $88.6 million in 2020 without seeking regulatory approval. See “Business—Regulation—Dividend Limitations” in Item 1 of this report.

The Company paid regular quarterly cash dividends of $0.25, $0.22, $0.20 per share in 2019, 2018 and 2017, respectively.  In addition, the Company paid extraordinary cash dividends of $3.50 per share in 2019, 2018, and 2017.

On February 18, 2020, the Company declared a regular quarterly cash dividend of $0.27 per share payable on March 27, 2020 to shareholders of record as of March 13, 2020.  The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter.  On an annualized basis, the cash dividend is expected to be $1.08 per share in 2020.

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

We allocate our portfolio into four categories: cash and cash equivalents, short-term investments, fixed maturity securities and equity securities. Cash and cash equivalents include cash on deposit, money market funds and municipal securities, corporate securities and certificates of deposit with an original maturity of less than 90 days. Short-term investments include municipal securities, corporate securities and certificates of deposit with an original maturity greater than 90 days but less than one year. Our fixed maturity securities include obligations of the U.S. Treasury or U.S. agencies, obligations of states and their subdivisions, U.S. Dollar-denominated obligations of the U.S. or Canadian corporations, U.S. agency-based mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities.

Under Nebraska and Texas law, as applicable, each of AIIC, SOCI and AIICTX is required to invest only in securities that are either interest-bearing, interest-accruing or eligible for dividends, and must limit its investment in the securities of any single issuer, other than direct obligations of the United States, to five percent of the insurance company’s assets. As of December 31, 2019, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security.

As of December 31, 2019, our investment portfolio, including cash and cash equivalents, totaled $1.2 billion, an increase of 0.3% from December 31, 2018. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities. As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. The remainder of our fixed maturity securities are classified as available-for-sale and reported at fair value.  Investments in equity securities are reported at fair value.

We follow FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 18 of the financial statements, our securities available-for-sale are classified using Level 1, 2 and 3 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825, Financial Instruments, for any financial assets in 2018 or 2019.

The composition of our investment portfolio, including cash and cash equivalents, as of December 31, 2019 is shown in the following table.

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$466,270	39.9%	2.8%
Corporate bonds	109,241	9.4%	3.0%
U.S. agency-based mortgage-backed securities	10,967	0.9%	3.9%
U.S. Treasury securities and obligations of U.S. Government agencies	12,723	1.1%	3.4%
Asset-backed securities	220	0.0%	2.8%
Total fixed maturity securities—held-to-maturity	599,421	51.3%	2.9%
Fixed maturity securities—available-for-sale:
State and political subdivisions	237,775	20.3%	3.1%
Corporate bonds	133,778	11.5%	3.1%
U.S. agency-based mortgage-backed securities	29,467	2.5%	2.9%
U.S. Treasury securities and obligations of U.S. Government agencies	40,126	3.4%	1.7%
Total fixed maturity securities—available-for-sale	441,146	37.7%	3.0%
Equity securities	27,903	2.4%	2.3%
Short-term investments	56,548	4.8%	1.7%
Cash and cash equivalents	43,813	3.8%	1.4%
Total Investments, including cash and cash equivalents	$1,168,831	100.0%	2.8%

For our fixed maturity securities classified as available-for-sale, the securities are “marked to market” as of the end of each calendar quarter. As of that date, unrealized gains and losses are recorded in Other Comprehensive Income (Loss), except when such securities are deemed to be other-than-temporarily impaired. For our fixed maturity securities classified as held-to-maturity, unrealized gains and losses are not recorded in the financial statements until realized or until a decline in fair value, below amortized cost, is deemed to be other-than-temporary.  Equity securities are measured at fair value with changes in the fair value recognized in net income.

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

The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2019:
Fixed maturity securities	$44,647	$(315)	$21,531	$(56)
December 31, 2018:
Fixed maturity securities	$123,890	$(459)	$496,995	$(7,307)

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

During 2019 and 2018, the Company had no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

The pre-tax investment yield on our investment portfolio was 2.8% and 2.6% per annum during the twelve months ended December 31, 2019 and 2018, respectively.

Contractual Obligations and Commitments

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2019, the present value of these annuities was $100.3 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 16 to our consolidated financial statements in Item 8 of this report.

The Company has operating and finance leases for office space and equipment.  Our leases have remaining lease terms of one month to 49 months, some of which include options to extend the leases for up to five years.  The Company, in determining the present value of lease payments, utilizes either the rate implicit in the lease if that rate is readily determinable or the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

Supplemental balance sheet information related to leases is as follows:

	December 31, 2019	Balance Sheet Classification
	(in thousands)
Operating leases:
Operating lease right-of-use assets	$430	Other assets

Operating lease liabilities	$430	Accounts payable and other liabilities

Finance leases:
Finance lease right-of-use assets	$185
Finance lease accumulated amortization right-of-use assets	(179)
Property and equipment, net	$6	Property and equipment, net

Finance lease liabilities	$54	Accounts payable and other liabilities

Future minimum lease payments at December 31, 2019, were as follows:

Year	Operating Leases	Finance Leases
	(in thousands)
2020	$137	$51
2021	120	5
2022	110	—
2023	75	—
2024	6	—
Total lease payments	448	56
Less imputed interest	18	2
Total	$430	$54

Rental expense was $0.2 million in 2019 and 2018, and $0.1 million in 2017.

The table below provides information with respect to our contractual obligations as of December 31, 2019.

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Loss and loss adjustment expenses (1)	$772,887	$235,978	$299,532	$86,757	$150,620
Loss-based insurance assessments (2)	12,724	3,885	4,931	1,428	2,480
Operating lease obligations	430	130	294	6	—
Finance lease obligations	54	49	5	—	—
Purchase obligations	7,373	2,896	4,477	—	—
Total	$793,468	$242,938	$309,239	$88,191	$153,100

(1)

The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2019 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense process, see “Business—Loss Reserves” in Item 1 of this report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the amounts shown in the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors— Risks Related to Our Business—Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Item 1A of this report for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. As of December 31, 2019, we had fixed maturity securities with a fair value of $1,062.5 million and a carrying value of $1,040.6 million. These securities are all subject to interest rate risk, but because we classify the majority of our fixed maturity securities as held-to-maturity, changes in fair values have a small effect on the carrying value of our portfolio. We manage our exposure to interest rate risk with respect to these securities by investing in a portfolio of securities with moderate effective duration. At December 31, 2019, the effective duration of the total investment portfolio, including cash and short term investments, was 3.9 years. Given the current changing interest rate environment, the risk to the market value of the portfolio from higher rates exceeds the potential benefit to the market value of the portfolio from lower rates. Should we experience a large rise in interest rates, the effect on the carrying value of our portfolio could be substantial.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2019 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.  The change in carrying value is less than the change in fair value due to our held-to-maturity portfolio.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$966,553	$(95,936)	$1,002,875	$(37,692)	(8.3)%
100 basis point increase	1,016,745	(45,745)	1,022,962	(17,605)	(3.9)%
No change	1,062,489	—	1,040,567	—	—
100 basis point decrease	1,104,243	41,753	1,056,447	15,880	3.5%
200 basis point decrease	1,146,953	84,464	1,072,669	32,102	7.1%

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. Equity securities are carried at fair value with unrealized gains and losses recorded within net income in 2019 and 2018. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets, shareholders’ equity, and net income. In order to minimize our exposure to equity price risk, we independently monitor the financial condition of our equity securities, and diversify our investments. In addition, we limit the percentage of equity securities held in our investment portfolio to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity. As of December 31, 2019, the equity securities in our investment portfolio had a fair value of $27.9 million, representing less than 6.5% of shareholders’ equity on that date.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of AMERISAFE, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Loss and Loss Adjustment Expense reserves
Description of the Matter

At December 31, 2019, the Company’s reserves for loss and loss adjustment expenses (LAE) was $773 million, which includes Incurred But Not Reported (IBNR) reserves of $136 million.  As discussed in Notes 1 and 9 to the consolidated financial statements, the reserve for loss and LAE represents the estimated ultimate costs of all reported and unreported losses incurred and unpaid as of the reporting date. There is significant uncertainty inherent in determining the ultimate loss and LAE costs which are estimated using individual case-base valuations and statistical and actuarial analysis based upon experience for previously unreported claims and their ultimate loss and LAE costs. In particular, the estimates are sensitive to loss severity and frequency trends, changes in customers, products mix, claims management, regulatory factors, medical trends, employment and wage patterns, insurance policy coverage interpretations, and judicial determinations, among other factors.

Auditing management’s IBNR reserve estimate required the involvement of our actuarial specialists and was complex and highly judgmental due to the nature of significant assumptions used in the valuation process. The IBNR reserve estimate was sensitive to the selection of actuarial methods and assumptions, including the adjustment of historical loss severity experience for changes in products, policies, and customer base.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating loss and LAE reserves, including, among others controls over the review and approval processes that the Company has in place for the methods and assumptions used in estimating IBNR reserves.

To test the recorded IBNR reserves, with the assistance of our actuarial specialists, we evaluated the Company’s selection of methods and assumptions, including loss severity, against those used in prior periods and used in the industry for similar types of insurance. We also considered changes to employment and wage patterns and the Company’s customers, product mix, and claims management. We involved our actuarial specialist to independently calculated a range of reasonable loss and LAE reserve estimates and compared this range to the Company’s recorded loss and LAE reserve. We also performed a review of the development of prior years’ reserve estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

New Orleans, Louisiana

February 25, 2020

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2019	2018
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost (fair value $621,343 and $616,772 in 2019 and 2018, respectively)	$599,421	$613,878
Fixed maturity securities—available-for-sale, at fair value (amortized cost $425,698 and $479,772 in 2019 and 2018, respectively)	441,146	478,730
Equity securities, at fair value (cost $24,457 and $19,962 in 2019 and 2018, respectively)	27,903	18,651
Short-term investments	56,548	14,231
Total investments	1,125,018	1,125,490
Cash and cash equivalents	43,813	40,344
Amounts recoverable from reinsurers	95,913	112,006
Premiums receivable, net of allowance	157,953	162,478
Deferred income taxes	17,513	21,852
Accrued interest receivable	9,730	10,197
Property and equipment, net	6,331	6,258
Deferred policy acquisition costs	19,048	19,734
Other assets	17,587	17,572
Total assets	$1,492,906	$1,515,931
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$772,887	$798,409
Unearned premiums	140,873	149,296
Amounts held for others	37,937	41,388
Policyholder deposits	44,718	46,795
Insurance-related assessments	22,967	28,258
Federal income tax payable	3,220	3,412
Accounts payable and other liabilities	40,089	38,611
Total liabilities	1,062,691	1,106,169
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2019 and 2018; 20,560,833 and 20,528,230 shares issued and 19,302,583 and 19,269,980 shares outstanding in 2019 and 2018, respectively	205	205
Additional paid-in capital	213,004	211,431
Treasury stock, at cost (1,258,250 shares in 2019 and 2018)	(22,370)	(22,370)
Accumulated earnings	227,165	221,328
Accumulated other comprehensive income (loss), net	12,211	(832)
Total shareholders’ equity	430,215	409,762
Total liabilities and shareholders’ equity	$1,492,906	$1,515,931

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Net premiums earned	$332,888	$350,326	$346,156
Net investment income	32,483	30,452	29,281
Net realized losses on investments	(80)	(1,536)	(647)
Net unrealized gains (losses) on equity securities	4,758	(2,088)	—
Fee and other income	321	599	418
Total revenues	370,370	377,753	375,208
Expenses
Loss and loss adjustment expenses incurred	176,342	204,891	209,324
Underwriting and certain other operating costs	22,221	28,981	28,333
Commissions	25,010	26,160	24,812
Salaries and benefits	27,120	25,992	25,631
Policyholder dividends	4,160	4,148	4,868
Total expenses	254,853	290,172	292,968
Income before income taxes	115,517	87,581	82,240
Income tax expense	22,827	15,949	36,009
Net income	$92,690	$71,632	$46,231
Earnings per share
Basic	$4.82	$3.73	$2.41
Diluted	$4.80	$3.71	$2.40
Shares used in computing earnings per share
Basic	19,248,657	19,208,978	19,165,489
Diluted	19,329,238	19,293,082	19,245,866
Extraordinary cash dividends declared per common share	$3.50	$3.50	$3.50
Cash dividends declared per common share	$1.00	$0.88	$0.80

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$92,690	$71,632	$46,231
Other comprehensive income:
Unrealized gain (loss) on securities, net of tax	13,043	(4,243)	4,104
Comprehensive income	$105,733	$67,389	$50,335

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amounts	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2016	20,488,385	$204	$208,390	(1,258,250)	$(22,370)	$270,418	$(492)	456,150
Comprehensive income:
Net income	—	—	—	—	—	46,231	—	46,231
Other comprehensive income:
Change in unrealized losses, net of tax	—	—	—	—	—	—	4,104	4,104
Comprehensive income	—	—	—	—	—	—	—	50,335
Common stock issued	15,780	—	396	—	—	—	—	396
Share-based compensation	—	—	1,295	—	—	—	—	1,295
Dividends to shareholders	—	—	—	—	—	(82,753)	—	(82,753)
Balance at December 31, 2017	20,504,165	$204	$210,081	(1,258,250)	$(22,370)	$233,896	$3,612	$425,423
Impact of adoption of ASU 2016-01	—	—	—	—	—	615	(615)	—
Impact of adoption of ASU 2018-02	—	—	—	—	—	(414)	414	—
Comprehensive income:
Net income	—	—	—	—	—	71,632	—	71,632
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(4,243)	(4,243)
Comprehensive income	—	—	—	—	—	—	—	67,389
Common stock issued upon exercise of options	15,000	—	67	—	—	—	—	67
Common stock issued	9,065	1	195	—	—	—	—	196
Share-based compensation	—	—	1,088	—	—	—	—	1,088
Dividends to shareholders	—	—	—	—	—	(84,401)	—	(84,401)
Balance at December 31, 2018	20,528,230	$205	$211,431	(1,258,250)	$(22,370)	$221,328	$(832)	$409,762
Impact of adoption of ASU 2016-02	—	—	—	—	—	(1)	—	(1)
Comprehensive income:
Net income	—	—	—	—	—	92,690	—	92,690
Other comprehensive income:
Change in unrealized losses, net of tax	—	—	—	—	—	—	13,043	13,043
Comprehensive income	—	—	—	—	—	—	—	105,733
Common stock issued upon exercise of options	5,000	—	20	—	—	—	—	20
Common stock issued	27,603	—	560	—	—	—	—	560
Share-based compensation	—	—	993	—	—	—	—	993
Dividends to shareholders	—	—	—	—	—	(86,852)	—	(86,852)
Balance at December 31, 2019	20,560,833	$205	$213,004	(1,258,250)	$(22,370)	$227,165	$12,211	$430,215

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$92,690	$71,632	$46,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	942	996	984
Net amortization of investments	8,659	10,787	14,015
Deferred income taxes	872	(1,462)	12,800
Net realized losses on investments	80	1,536	647
Net unrealized (gains) losses on equity securities	(4,758)	2,088	—
Net realized losses on disposal of assets	3	—	2
Share-based compensation	2,351	2,065	2,018
Changes in operating assets and liabilities:
Premiums receivable, net	4,525	11,756	8,771
Accrued interest receivable	467	438	725
Deferred policy acquisition costs	686	517	(951)
Amounts held by others	—	(7,855)	27,848
Other assets	710	1,873	(1,882)
Reserves for loss and loss adjustment expenses	(25,522)	26,564	29,069
Unearned premiums	(8,423)	(7,974)	(4,758)
Reinsurance balances	16,093	(21,873)	(6,495)
Amounts held for others and policyholder deposits	(5,528)	2,911	4,168
Accounts payable and other liabilities	(5,023)	4,269	(2,382)
Net cash provided by operating activities	78,824	98,268	130,810
Investing activities
Purchases of investments held-to-maturity	(152,133)	(99,330)	(222,104)
Purchases of investments available-for-sale	(63,513)	(124,128)	(108,517)
Purchases of equity securities	(4,495)	(11,459)	(8,503)
Purchases of short-term investments	(125,763)	(133,355)	(62,687)
Proceeds from maturities of investments held-to-maturity	159,702	99,984	152,995
Proceeds from sales and maturities of investments available-for-sale	114,869	100,357	112,179
Proceeds from sales of equity securities	—	3	1
Proceeds from sales and maturities of short-term investments	84,039	139,865	72,400
Proceeds from redemptions of other investments	—	130	13,172
Purchases of property and equipment	(1,018)	(1,126)	(478)
Net cash provided by (used in) investing activities	11,688	(29,059)	(51,542)
Financing activities
Proceeds from stock option exercises	20	67	—
Finance lease purchases	(47)	—	—
Dividends to shareholders	(87,016)	(84,491)	(82,645)
Net cash used in financing activities	(87,043)	(84,424)	(82,645)
Change in cash and cash equivalents	3,469	(15,215)	(3,377)
Cash and cash equivalents at beginning of year	40,344	55,559	58,936
Cash and cash equivalents at end of year	$43,813	$40,344	$55,559
Supplemental disclosure of cash flow information
Income taxes paid	$20,850	$11,235	$28,255

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, manufacturing, agriculture, maritime, and oil and gas. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of 2019, 2018 and 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The new guidance requires a lessee to recognize a lease liability and a right of use asset for all leases extending beyond twelve months.  This standard was effective for us beginning in the first quarter of 2019. We elected the new transition method under the transition guidance within the new standard. Therefore, prior comparative periods were not adjusted.  We also elected the package of practical expedients, which among other things, allows us to carryforward the historical lease classification.  We made an accounting policy election not to recognize lease assets and lease liabilities for short-term operating leases. Adoption of the new guidance resulted in the Company recognizing right-of-use assets of $0.4 million and lease liabilities of $0.3 million. The cumulative effect adjustment to the opening balance of retained earnings was minimal. Adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements as the Company does not have any significant leases.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Prospective Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses.  The current guidance delays the recognition of credit losses until a probable loss has occurred.  The new guidance requires credit losses for securities measured at amortized cost to be determined using current expected credit loss estimates.  These estimates are to be derived from historical, current and reasonable supporting forecasts, including prepayments and estimates, and will be recorded through a valuation account.  The same method will be used for available-for-sale securities, but the valuation account will be limited to the amount by which the fair value is below amortized cost.  The standard is effective for us in the first quarter of 2020.  Implementation of the new guidance requires a modified retrospective approach without restatement, which means the first cumulative adjustment required will be a charge to retained earnings of $593 thousand, with subsequent changes in the valuation account reported in the income statement.  The financial statement impact is determined by the nature of the portfolio held and the economic conditions at the time of implementation.

In establishing a current expected credit allowance for held-to-maturity fixed income securities under the new accounting standard, the Company will use a probability of default and loss given default methodology based on the securities credit rating and maturity date of the specific security.  The amount is currently estimated to be $308 thousand.  This estimate is based on the Company’s portfolio of held-to-maturity fixed income securities, the credit ratings and maturity dates of those securities, at December 31, 2019.

In establishing a current expected credit allowance for reinsurance recoverables under the new accounting standard, the Company will use a probability of default and loss given default methodology based on the credit ratings of our reinsurers.  The amount is currently estimated to be $443 thousand.  This estimate is based on the amount of reinsurance recoverables and the ratings of our reinsurers at December 31, 2019.

The Company’s internal working group has evaluated the remainder of the balance sheet assets, including available-for-sale securities and net premiums receivable, and determined the implementation of the new credit loss guidance in relation to those assets will have an immaterial impact on the financial statements.

All other issued but not yet effective accounting and reporting standards as of December 31, 2019 are either not applicable to the Company or are not expected to have a material impact on the Company.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Deferred Policy Acquisition Costs

The direct costs of successfully acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2019, 2018 or 2017.

Reserves for Loss and Loss Adjustment Expenses

Reserves for loss and loss adjustment expenses represent the estimated ultimate cost of all reported and unreported losses incurred through December 31. The Company does not discount loss and loss adjustment expense reserves. In establishing our reserves for loss and loss adjustment expenses, we review the results of analyses using individual case-base valuations and statistical and actuarial methods that utilize historical loss data from our more than 34 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations.

Subrogation recoverables, as well as deductible recoverables from policyholders, are estimated using individual case-basis valuations and aggregate estimates. Deductibles that are recoverable from policyholders and other recoverables from state funds decrease the liability for loss and loss adjustment expenses.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Experience-rated commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. These commission revenues on reinsurance contracts are recognized during the related reinsurance treaty period and are based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and certain other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations. Experience-rated commissions had no impact on underwriting and certain other operating costs in 2019 and increased underwriting and certain other operating costs by $0.2 million in 2018 and 2017.

In December 2019, the Company commuted reinsurance agreements with Hannover Reinsurance (Ireland) Limited (“Hannover”) covering portions of accident years 2009 through 2011.  The Company received an $8.5 million payment effectuated solely through offset against the balance of the funds withheld and recoverable from reinsurers accounts under the reinsurance agreements in exchange for releasing Hannover from their reinsurance obligations under the commuted agreements.  Hannover remains obligated to the subsidiaries of the Company under other reinsurance agreements. There was no effect on the Company’s net income in the year ended December 31, 2019 as a result of the commutation.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Fee and Other Income

The Company recognizes income related to commissions earned by AGAI as the related services are performed.

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and certain other operating costs in the consolidated statements of income. Total advertising expenses incurred were $0.4 million in 2019 and $0.5 million in 2018 and 2017.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Share-Based Compensation

The Company recognizes the impact of its share-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. All share-based grants are recognized as compensation expense over the vesting period.  The target value of long-term incentive awards are recognized as compensation over the performance period.

2.	Investments

Short-term investments held at December 31, 2019 include $54.6 million of U.S. Treasury securities and obligations of U.S. government agencies and $1.9 million of obligations of states and political subdivisions.  Short-term investments held at December 31, 2018 include $13.4 million of corporate bonds and $0.8 million of obligations of states and political subdivisions.

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as held-to-maturity at December 31, 2019 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$466,270	$19,570	$(193)	$485,647
Corporate bonds	109,241	1,684	—	110,925
U.S. agency-based mortgage-backed securities	10,967	544	—	11,511
U.S. Treasury securities and obligations of U.S. government agencies	12,723	330	(12)	13,041
Asset-backed securities	220	—	(1)	219
Totals	$599,421	$22,128	$(206)	$621,343

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as available-for-sale at December 31, 2019 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$225,895	$11,906	$(26)	$237,775
Corporate bonds	130,453	3,326	(1)	133,778
U.S. agency-based mortgage-backed securities	29,499	64	(96)	29,467
U.S. Treasury securities and obligations of U.S. government agencies	39,851	317	(42)	40,126
Totals	$425,698	$15,613	$(165)	$441,146

The gross unrealized gains and losses on, and the cost of equity securities at December 31, 2019 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$24,457	$3,446	$—	$27,903
Total equity securities	$24,457	$3,446	$—	$27,903

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as held-to-maturity by contractual maturity is as follows:

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$49,967	$50,348	$76,875	$76,861
After one year through five years	198,025	202,109	256,614	257,530
After five years through ten years	110,460	113,877	81,311	81,755
After ten years	229,782	243,279	189,926	191,213
U.S. agency-based mortgage-backed securities	10,967	11,511	8,102	8,349
Asset-backed securities	220	219	1,050	1,064
Totals	$599,421	$621,343	$613,878	$616,772

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale by contractual maturity is as follows:

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$27,160	$27,194	$61,650	$61,435
After one year through five years	144,142	146,469	175,743	174,213
After five years through ten years	47,175	49,419	47,058	46,725
After ten years	177,722	188,597	182,486	183,842
U.S. agency-based mortgage-backed securities	29,499	29,467	12,835	12,515
Totals	$425,698	$441,146	$479,772	$478,730

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

At December 31, 2019, there were $15.9 million of held-to-maturity investments and $2.5 million of available-for-sale investments on deposit with regulatory agencies of states in which the Company does business.

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2019, 2018 and 2017 is as follows:

	Fixed Maturity Securities Available for Sale	Equity Securities	Other	Total
	(in thousands)
Year ended December 31, 2019
Proceeds from sales	$33,113	$—	$21,977	$55,090
Gross realized investment gains	$140	$—	$36	$176
Gross realized investment losses	(68)	—	—	(68)
Net realized investment gains	72	—	36	108
Other, including gains (losses) on calls and redemptions	(196)	—	8	(188)
Net realized gains (losses) on investments	$(124)	$—	$44	$(80)
Year ended December 31, 2018
Proceeds from sales	$15,025	$3	$—	$15,028
Gross realized investment gains	$238	$1	$—	$239
Gross realized investment losses	(1,354)	—	—	(1,354)
Net realized investment gains (losses)	(1,116)	1	—	(1,115)
Other, including losses on calls and redemptions	(144)	—	(277)	(421)
Net realized gains (losses) on investments	$(1,260)	$1	$(277)	$(1,536)
Year ended December 31, 2017
Proceeds from sales	$14,591	$1	$13,172	$27,764
Gross realized investment gains	$485	$1	$—	$486
Gross realized investment losses	(5)	—	—	(5)
Net realized investment gains	480	1	—	481
Other, including losses on calls and redemptions	(520)	—	(608)	(1,128)
Net realized gains (losses) on investments	$(40)	$1	$(608)	$(647)

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Gross investment income:
Fixed maturity securities	$30,343	$28,762	$28,961
Equity securities	628	448	201
Short-term investments and cash and cash equivalents	2,478	2,208	1,117
Other investments	—	—	104
Total gross investment income	33,449	31,418	30,383
Investment expenses	(966)	(966)	(1,102)
Net investment income	$32,483	$30,452	$29,281

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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
	(in thousands)
December 31, 2019
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$21,074	$193	$—	$—	$21,074	$193
U.S. Treasury securities and obligations of U.S. government agencies	—	—	3,243	12	3,243	12
Asset-backed securities	—	—	68	1	68	1
Total held-to-maturity securities	21,074	193	3,311	13	24,385	206
Available-for-Sale
Fixed maturity securities:
States and political subdivisions	$4,140	$26	$—	$—	$4,140	$26
Corporate bonds	6,426	1	—	—	6,426	1
U.S. agency-based mortgage-backed securities	13,007	95	1,152	1	14,159	96
U.S. Treasury securities and obligations of U.S. government agencies	—	—	17,068	42	17,068	42
Total available-for-sale securities	23,573	122	18,220	43	41,793	165
Total	$44,647	$315	$21,531	$56	$66,178	$371
December 31, 2018
Held-to-Maturity
Fixed maturity securities:
States and political subdivisions	$28,369	$59	$180,550	$2,025	$208,919	$2,084
Corporate bonds	17,448	36	48,315	419	65,763	455
U.S. agency-based mortgage-backed securities	—	—	2,287	80	2,287	80
U.S. Treasury securities and obligations of U.S. government agencies	2,865	4	46,486	335	49,351	339
Asset-backed securities	—	—	525	8	525	8
Total held-to-maturity securities	48,682	99	278,163	2,867	326,845	2,966
Available-for-Sale
Fixed maturity securities:
States and political subdivisions	$16,109	$81	$76,255	$2,037	$92,364	$2,118
Corporate bonds	59,099	279	70,306	654	129,405	933
U.S. agency-based mortgage-backed securities	—	—	12,515	320	12,515	320
U.S. Treasury securities and obligations of U.S. government agencies	—	—	59,756	1,429	59,756	1,429
Total available-for-sale securities	75,208	360	218,832	4,440	294,040	4,800
Equity securities:
Domestic common stock	$18,651	$1,341	$—	$—	$18,651	$1,341
Total equity securities	18,651	1,341	—	—	18,651	1,341
Total	$142,541	$1,800	$496,995	$7,307	$639,536	$9,107

At December 31, 2019, the Company held 59 individual fixed maturity securities that were in an unrealized loss position, of which 11 were in a continuous unrealized loss position for longer than 12 months.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

In 2019, 2018 and 2017, there were no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

3.	Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for doubtful accounts. The components of premiums receivable are shown below:

	December 31,
	2019	2018
	(in thousands)
Premiums receivable	$163,065	$167,868
Allowance for doubtful accounts	(5,112)	(5,390)
Premiums receivable, net	$157,953	$162,478

The following summarizes the activity in the allowance for doubtful accounts:

	December 31,
	2019	2018
	(in thousands)
Balance, beginning of year	$5,390	$5,226
Provision for bad debts	723	883
Write-offs	(1,001)	(719)
Balance, end of year	$5,112	$5,390

Included in premiums receivable at December 31, 2019, 2018 and 2017 is the Company’s estimate for EBUB premium of $8.5 million, $7.5 million and $6.3 million, respectively.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2019	2018
	(in thousands)
Agents’ commissions	$14,290	$14,953
Premium taxes	2,960	3,161
Deferred underwriting expenses	1,798	1,620
Total deferred policy acquisition costs	$19,048	$19,734

The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Balance, beginning of year	$19,734	$20,251	$19,300
Policy acquisition costs deferred	43,872	45,252	43,960
Amortization expense during the year	(44,558)	(45,769)	(43,009)
Balance, end of year	$19,048	$19,734	$20,251

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2019	2018
	(in thousands)
Land and office building	$7,819	$7,798
Furniture and equipment	6,097	6,150
Software	7,366	7,339
Automobiles	74	74
Finance lease right-of-use assets	185	—
	21,541	21,361
Accumulated depreciation and amortization	(15,210)	(15,103)
Property and equipment, net	$6,331	$6,258

Accumulated depreciation and amortization includes $179,000 that is related to equipment held under finance leases at December 31, 2019.  Furniture and equipment included property held under capital leases of $184,000 at December 31, 2018.  Accumulated depreciation includes $120,000 that is related to these properties at December 31, 2018.  The lease liabilities related to these properties are included in accounts payable and other liabilities.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

6.	Reinsurance

The Company cedes certain premiums and losses to various reinsurers under excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2019, 2018 and 2017 was as follows:

	2019 Premiums		2018 Premiums		2017 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Gross	$333,460	$341,883	$351,696	$359,670	$350,267	$355,025
Ceded	(8,995)	(8,995)	(9,344)	(9,344)	(8,869)	(8,869)
Net premiums	$324,465	$332,888	$342,352	$350,326	$341,398	$346,156

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2019	2018
	(in thousands)
Unpaid losses recoverable:
Case basis	$82,252	$76,525
Incurred but not reported	13,090	30,691
Paid losses recoverable	571	325
Experience-rated commissions recoverable	—	4,465
Total	$95,913	$112,006

Amounts recoverable from reinsurers consists of ceded case reserves, ceded incurred but not reported (“IBNR”) reserves, paid losses recoverable and experience-rated commissions recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2019, there were no paid losses recoverable past due.

Experience-rated commissions recoverable represents earned commission from reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers.  These amounts declined during 2019 as a result of the December 2019 commutation of the 2009 - 2011 reinsurance agreement with Hannover.

The Company received reinsurance recoveries of $2.0 million in 2019, $1.3 million in 2018 and $1.6 million in 2017.

The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts.  At December 31, 2019, reinsurance recoverables from reinsurers that exceeded 1.5% of statutory surplus of the Company’s insurance subsidiaries are shown below.

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2019
		(in thousands)
Hannover Reinsurance (Ireland) Limited (1)	A+	$43,543
Allianz Risk Transfer AG (Bermuda)	A+	11,484
Odyssey America Reinsurance Corporation	A	11,273
Minnesota Workers' Compensation Reinsurance Association (1)	NR	6,293
Other reinsurers		23,320
Total amounts recoverable from reinsurers		95,913
Funds withheld and letters of credit related to the above recoverables		(58,246)
Total unsecured amounts recoverable from reinsurers		$37,667

(1)	Current participant in our 2020 reinsurance program.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

7.	Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$19,985	$21,377
Unearned premiums	7,638	8,069
Accrued expenses and other	2,612	2,636
State income tax	2,484	855
Accrued policyholder dividends	2,330	2,188
Impaired securities	—	21
Capital loss carryforward	20	—
Accrued insurance-related assessments	2,672	3,139
Net unrealized loss on securities	—	496
Total deferred tax assets	37,741	38,781
Less: Valuation allowance	(2,025)	—
Net deferred tax assets	35,716	38,781

Deferred income tax liabilities:
Deferred policy acquisition costs	(4,838)	(5,207)
Callable bond amortization	(2)	(5)
Unrealized gain on securities available-for-sale	(3,970)	—
Property and equipment and other	(271)	(178)
Salvage and subrogation	(636)	(719)
Loss reserves adjustment due to the Tax Act	(8,486)	(10,820)
Total deferred income tax liabilities	(18,203)	(16,929)
Net deferred income taxes	$17,513	$21,852

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current:
Federal	$20,658	$16,407	$22,477
State	1,297	1,004	732
	21,955	17,411	23,209
Deferred:
Federal	732	(1,389)	12,965
State	140	(73)	(165)
	872	(1,462)	12,800
Total	$22,827	$15,949	$36,009

As of December 31, 2019, the Company had a valuation allowance of $2.0 million against its deferred income tax benefits.  During 2018 and 2017, there was no valuation allowance on the Company’s deferred income tax assets and liabilities.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% in 2019 and 2018, and 35% in 2017 to income before income taxes as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Income tax computed at federal statutory tax rate	$24,258	$18,392	$28,784
Tax-exempt interest, net	(2,999)	(2,965)	(5,707)
State income tax	1,178	720	311
Dividends received deduction	(59)	(44)	(48)
Revaluation of net deferred income tax assets	—	—	12,620
Other	449	(154)	49
	$22,827	$15,949	$36,009

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2019, 2018 and 2017.

Tax years 2016 through 2019 are subject to examination by the federal and state taxing authorities.

8.	Line of Credit

The Company has an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank.  The agreement expires in December 2022.  Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate, LIBOR or equivalent.  Under the agreement, the Company pays a fee of 0.25% on the unused portion of the loan in arrears quarterly, or a fee of $50,000 annually, assuming the line of credit is not used during the calendar year.  The line of credit is unsecured. No borrowings or letters of credit were outstanding under the line of credit arrangement at December 31, 2019 or 2018.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

9.	Loss and Loss Adjustment Expenses

The following development tables provide the incurred and paid losses and allocated loss adjustment expenses, net of reinsurance, for workers’ compensation and general liability for accident years 2010 through 2019.  The incurred but not reported (“IBNR”) losses and claims frequency is included for each accident year presented.

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of
	For the Years Ended December 31,										December 31, 2019
	(Dollars in thousands)										Total IBNR
											Plus
											Expected	Cumulative
											Development	Number of
Accident	Unaudited (1)										on Reported	Claims
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Claims	Reported
2010	$179,156	$202,479	$208,035	$205,769	$198,861	$193,029	$191,000	$189,403	$189,040	$188,096	$5,093	5,971
2011	—	196,384	199,522	199,163	198,213	195,262	192,988	191,126	189,327	188,226	6,008	6,044
2012	—	—	222,549	222,075	212,738	193,515	184,460	182,859	180,387	178,586	6,834	5,749
2013	—	—	—	241,810	241,811	233,656	220,457	214,701	210,588	209,184	8,803	5,766
2014	—	—	—	—	268,846	268,846	249,097	235,058	226,933	218,386	6,534	5,838
2015	—	—	—	—	—	262,573	262,573	252,514	235,471	220,965	12,488	5,515
2016	—	—	—	—	—	—	250,491	250,491	241,406	218,005	11,377	5,390
2017	—	—	—	—	—	—	—	244,094	244,098	234,587	14,636	5,199
2018	—	—	—	—	—	—	—	—	250,487	250,487	13,900	5,451
2019	—	—	—	—	—	—	—	—	—	241,344	18,973	4,959
									Total	$2,147,866	$104,646

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Dollars in thousands)

Accident	Unaudited (1)										Claim
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Frequency (2)
2010	$47,520	$108,714	$141,029	$156,974	$165,834	$169,565	$172,426	$175,019	$176,663	$177,331	24.94
2011	—	53,329	111,029	140,831	153,968	161,639	165,967	167,757	169,994	170,785	22.82
2012	—	—	50,579	107,467	133,658	149,161	154,553	157,207	159,807	161,014	18.73
2013	—	—	—	51,396	119,507	150,304	165,994	172,479	177,724	180,614	16.55
2014	—	—	—	—	53,060	119,820	153,320	169,736	180,683	186,129	14.99
2015	—	—	—	—	—	54,141	121,599	151,818	170,461	182,053	14.25
2016	—	—	—	—	—	—	52,238	115,713	143,016	156,861	14.22
2017	—	—	—	—	—	—	—	56,951	122,552	151,427	14.64
2018	—	—	—	—	—	—	—	—	62,061	126,057	15.16
2019	—	—	—	—	—	—	—	—	—	58,883	14.50
									Total	1,551,154
All outstanding liabilities before 2010, net of reinsurance										80,832
Liabilities for loss and loss adjustment expenses, net of reinsurance										677,544

(1) Data presented for these calendar years is required supplementary information, which is unaudited.
(2) Frequency, as calculated above, refers to reported claims divided by gross premium earned.

The average annual percentage payout of incurred losses by age, net of reinsurance, for workers’ compensation and general liability as of December 31, 2019 is summarized below. Since workers’ compensation has long payout periods, the table below shows less than 100% in the years disclosed.  This is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
25.3%	30.1%	14.5%	7.7%	4.2%	2.2%	1.3%	1.1%	0.6%	0.4%

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Balance, beginning of period	$798,409	$771,845	$742,776
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	107,216	84,889	78,256
Net balance, beginning of period	691,193	686,956	664,520
Add incurred related to:
Current accident year	241,344	250,487	244,094
Prior accident years	(65,002)	(45,596)	(34,770)
Total incurred	176,342	204,891	209,324
Less paid related to:
Current accident year	58,883	62,061	56,951
Prior accident years	131,108	138,593	129,937
Total paid	189,991	200,654	186,888
Net balance, end of period	677,544	691,193	686,956
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	95,343	107,216	84,889
Balance, end of period	$772,887	$798,409	$771,845

The foregoing reconciliation reflects favorable development of the net reserves at December 31, 2019, 2018 and 2017. The favorable development reduced loss and loss adjustment expenses incurred by $65.0 million in 2019, driven primarily by accident years 2016 and 2015 of $23.4 million and $14.5 million, respectively. In 2018 and 2017, the Company recorded favorable development of $45.6 million and $34.8 million, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development and continued favorable severity trends compared to those originally estimated.

Reserves established for workers’ compensation insurance includes the exposure to occupational disease or accidents related to asbestos or environmental claims.  The exposure to asbestos claims emanate from the direct sale of workers’ compensation insurance.  These claims resulted from industry workers who were exposed to tremolite asbestos dust and electricians and carpenters who were exposed to products that contained asbestos.  There has been no known exposure to asbestos claims arising from assumed business.  The emergence of these claims is slow and highly unpredictable.  The Company estimates full impact of the asbestos exposure by establishing full case basis reserves on all known losses.  Reserves for losses incurred but not reported (IBNR) include a provision for development of reserves on reported losses.  Reserves are established for loss adjustment expenses (LAE) associated with these case and IBNR loss reserves.

The following table details our exposures to various asbestos related claims:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Reserves for loss and LAE at beginning of year	$1,555	$1,748	$1,487
Incurred losses and LAE during the current year	(183)	108	556
Loss and LAE payments	(49)	(301)	(295)
Reserves for loss and LAE at end of year	$1,323	$1,555	$1,748

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

The anticipated effect of inflation is implicitly considered when estimating liabilities for loss and loss adjustment expenses. In establishing our reserves for loss and loss adjustment expenses, we review the results of analyses using individual case-base valuations and statistical and actuarial methods that utilize historical loss data from our more than 34 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates. These anticipated trends are monitored based on actual development and are modified if necessary.

10.	Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholders’ capital and surplus at December 31, 2019, 2018 and 2017 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2019, were as follows:

	2019	2018	2017
	(in thousands)
Capital and surplus	$359,952	$383,575	$382,062
Net income	92,301	72,979	61,628
Net realized losses on investments	(80)	(1,536)	(647)

Property and casualty insurance companies are subject to certain risk-based capital requirements, or RBC requirements, specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2019, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirement.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the greater of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Nebraska Director of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. AIIC paid $115.9 million in dividends to the Company in 2019, $65.4 million in 2018 and $78.9 million in 2017. Based upon the dividend limitation described above, AIIC could pay to the Company dividends of up to $88.6 million in 2020 without seeking regulatory approval.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

11.	Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. At December 31, 2019, there were 20,560,833 shares of common stock issued and 19,302,583 shares outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 2019, there were no shares of preferred stock outstanding.

12.	Stock Options and Restricted Stock

2005 Incentive Plan

The AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”) is administered by the Compensation Committee of the Board and was designed to provide incentive compensation to executive officers and other key management personnel. The 2005 Incentive Plan permitted awards in the form of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, non-qualified stock options, restricted shares of common stock and restricted stock units. In connection with the approval of the 2012 Equity and Incentive Compensation Plan by the Company’s shareholders, no further grants were made under the 2005 Incentive Plan.  As of December 31, 2019, there are no outstanding options or restricted stock awards under the 2005 Incentive Plan.

Stock options granted under the 2005 Incentive Plan were exercisable, subject to vesting requirements determined by the Compensation Committee, for periods of up to ten years from the date of grant. Stock options generally expire 90 days after the cessation of an optionee’s service as an employee. However, in the case of an optionee’s death or disability, the unexercised portion of a stock option remains exercisable for up to one year after the optionee’s death or disability. Stock options granted under the 2005 Incentive Plan are not transferable, except by will or the laws of descent and distribution.

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options were developed by considering the Company’s historical attrition rate for those employees at the officer level, who were eligible to receive options. Further, the Company aggregated individual awards into homogenous groups based upon grant date. Expected volatility was estimated using daily historical volatility for six companies within the property and casualty insurance sector. The Company believes that historical volatility of this peer group was the best estimate of expected volatility of the market price of the Company’s common shares. The dividend yield was assumed to be zero as the Company did not pay cash dividends until 2013. The risk-free interest rate is the yield on the grant date of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

The following table summarizes information about the stock option activity under the 2005 Incentive Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2017	20,000	8.71	3.1
Granted	—	—	—
Exercised	—	—	—
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2017	20,000	5.21	2.1
Exercisable at December 31, 2017	20,000	5.21	2.1
Outstanding at January 1, 2018	20,000	5.21	2.1
Granted	—	—	—
Exercised	(15,000)	4.46	0.9
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2018	5,000	3.95	1.9
Exercisable at December 31, 2018	5,000	3.95	1.9
Outstanding at January 1, 2019	5,000	3.95	1.9
Granted	—	—	—
Exercised	(5,000)	3.95	0.9
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2019	—	—	—
Exercisable at December 31, 2019	—	—	—

	2019	2018	2017
	(in thousands)
Cash received from option exercises	$20	$67	$—
Total intrinsic value of options exercised	287	766	—
Aggregate intrinsic value of vested options outstanding	—	264	1,128

The following table summarizes information about the restricted stock activity under the 2005 Incentive Plan:

	Shares	Weighted- Average Grant- Date Fair Value per Share
Nonvested balance at January 1, 2017	800	27.35
Granted	—	—
Vested	(800)	27.35
Forfeited	—	—
Nonvested balance at December 31, 2017	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance at December 31, 2018	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance at December 31, 2019	—	—

The Company recognized no compensation expense in 2019 and $12,000 in 2018 and $56,000 in 2017, related to awards made under the 2005 Incentive Plan.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

In 2019, 9,391 shares of common stock and 13,322 shares of restricted stock were granted under the 2012 Incentive Plan, which will vest through 2024.  In 2018, 3,304 shares of common stock were granted under the 2012 Incentive Plan.  At December 31, 2019, there were 320,434 shares of common stock available for future awards under the 2012 Incentive Plan.

The following table summarizes information about the common and restricted stock activity under the 2012 Incentive Plan:

	Shares	Weighted- AverageGrant- Date Fair Value per Share
Nonvested balance at January 1, 2017	76,392	43.91
Granted	9,326	55.58
Vested	(24,839)	43.89
Forfeited	—	—
Nonvested balance at December 31, 2017	60,879	45.71
Granted	3,304	59.16
Vested	(24,608)	44.31
Forfeited	—	—
Nonvested balance at December 31, 2018	39,575	48.93
Granted	22,713	61.08
Vested	(29,760)	51.86
Forfeited	—	—
Nonvested balance at December 31, 2019	32,528	54.02

The Company recognized compensation expense of $676,000, $726,000 and $884,000 in 2019, 2018 and 2017, respectively, related to share-based grants.  The Company recognized compensation expense of $1,359,000, $976,000 and $724,000 in 2019, 2018 and 2017, respectively, related to long-term incentive awards under the 2012 Incentive Plan.   The long-term incentive award is a liability award.

Non-Employee Director Restricted Stock Plan

The AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the Restricted Stock Plan is 150,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2019, there were 53,017 shares of common stock available for future awards under the Restricted Stock Plan.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

As of December 31, 2019, there were 4,890 shares of restricted stock outstanding under the Non-Employee Director Restricted Stock Plan, all of which will vest on the date of the annual meeting of shareholders in 2020.

The following table summarizes information about the restricted stock activity under the Non-Employee Director Restricted Stock Plan:

	Shares	Weighted- Average Grant- Date Fair Value per Share
Nonvested balance at January 1, 2017	5,576	64.50
Granted	6,454	54.20
Vested	(5,576)	64.50
Forfeited	—	—
Nonvested balance at December 31, 2017	6,454	54.20
Granted	5,761	60.75
Vested	(6,454)	54.20
Forfeited	—	—
Nonvested balance at December 31, 2018	5,761	60.75
Granted	4,890	61.34
Vested	(5,761)	60.75
Forfeited	—	—
Nonvested balance at December 31, 2019	4,890	61.34

The Company recognized compensation expense of $317,000 in 2019, $351,000 in 2018 and $355,000 in 2017 related to the Non-Employee Director Restricted Stock Plan.

13.	Earnings Per Share

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

The calculation of basic and diluted EPS for the years ended December 31, 2019, 2018 and 2017 are presented below.

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands, except earnings per share amounts)
Basic EPS:
Net income – basic	$92,690	$71,632	$46,231
Basic weighted-average common shares	19,249	19,209	19,165
Basic earnings per share	$4.82	$3.73	$2.41
Diluted EPS:
Net income - diluted	$92,690	$71,632	$46,231
Diluted weighted average common shares:
Weighted average common shares	19,249	19,209	19,165
Stock options and restricted stock	80	84	81
Diluted weighted average common shares	19,329	19,293	19,246
Diluted earnings per common share	$4.80	$3.71	$2.40

The table below sets forth the reconciliation of the weighted average shares used for the basic and diluted EPS calculation.

	Years Ended
	2019	2018	2017
Basic weighted average common shares	19,248,657	19,208,978	19,165,489
Add: Other common shares eligible for common dividends:
Stock options and restricted stock	80,581	84,104	80,377
Diluted weighted average common shares	19,329,238	19,293,082	19,245,866

14.Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income includes net income plus unrealized gains/losses on our available-for-sale investment securities, net of tax.  The following table illustrates the changes in the balance of each component of accumulated other comprehensive income (loss) for each period presented in the financial statements.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Balance, beginning of period	$(832)	$3,612	$(492)
Impact of adoption of ASU 2016-01	—	(615)	—
Impact of adoption of ASU 2018-02	—	414	—
Adjusted beginning balance	(832)	3,411	(492)
Other comprehensive income (loss) before reclassification	12,379	(4,551)	4,823
Amounts reclassified from accumulated other comprehensive income (loss)	664	308	(719)
Net current period other comprehensive income (loss)	13,043	(4,243)	4,104
Balance, end of period	$12,211	$(832)	$3,612

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

The sale or other-than-temporary impairment (“OTTI”) of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income.  The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income (Loss)	Year Ended December 31,			Affected line item in the statement of income
	2019	2018	2017
	(in thousands)
Unrealized gains (losses) on available-for- sale securities	$(841)	$(390)	$1,106	Net realized losses on investments
	(841)	(390)	1,106	Income before income taxes
	177	82	(387)	Income tax expense
	$(664)	$(308)	$719	Net income

	Pre-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	(in thousands)
December 31, 2019
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$15,670	$3,291	$12,379
Reclassification adjustment for gains realized in net income	841	177	664
Net unrealized gain	16,511	3,468	13,043
Other comprehensive income	$16,511	$3,468	$13,043
December 31, 2018
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(5,760)	$(1,209)	$(4,551)
Reclassification adjustment for losses realized in net income	390	82	308
Net unrealized loss	(5,370)	(1,127)	(4,243)
Other comprehensive loss	$(5,370)	$(1,127)	$(4,243)
December 31, 2017
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$6,960	$2,137	$4,823
Reclassification adjustment for gains realized in net income	(1,106)	(387)	(719)
Net unrealized gain	5,854	1,750	4,104
Other comprehensive income	$5,854	$1,750	$4,104

15.	Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches up to 3% of employee compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Company contributions to this plan were $0.7 million in 2019 and 2018, and $0.6 million in 2017.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes the fair value of the annuities at December 31, 2019, that the Company has purchased to satisfy its obligations.

Life Insurance Company	A.M. Best Rating	Statement Value of Annuities Exceeding 1% of Statutory Surplus
		(in thousands)
Pacific Life and Annuity Company	A+	$19,003
American General Life Insurance Company	A	14,736
New York Life Insurance Company	A++	9,655
Travelers Life and Annuity Insurance Company	A	10,018
Metropolitan Life Insurance Company	A+	6,812
John Hancock Life Insurance Company	A+	6,795
Athene Annuity and Life Company	A	4,536
United of Omaha Life Insurance Company	A+	5,268
Lincoln Life Assurance Company of Boston	A	3,666
Other		19,848
		$100,337

Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best Company rating of “A” (Excellent) or better.

The Company has operating and finance leases for office space and equipment.  Our leases have remaining lease terms of one month to 49 months, some of which include options to extend the leases for up to five years.

The components of lease expense were as follows:

Year Ended December 31,
2019
(in thousands)
Operating lease cost	$164
Finance lease cost:
Amortization of right-of-use assets	62
Interest on lease liabilities	4
Total finance lease cost	$66

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Supplemental cash flow information related to leases was as follows:

Year Ended December 31,
2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$430
Operating cash flows from finance leases	46
Financing cash flows from finance leases	47

Right-of-use assets obtained in the exchange for the lease obligations were as follows:

December 31,
2019
(in thousands)
Operating leases	$369
Finance leases	—

Supplemental balance sheet information related to leases was as follows:

	December 31, 2019	Balance Sheet Classification
	(in thousands)
Operating leases:
Operating lease right-of-use assets	$430	Other assets

Operating lease liabilities	$430	Accounts payable and other liabilities

Finance leases:
Finance lease right-of-use assets	$185
Finance lease accumulated amortization right-of-use assets	(179)
Property and equipment, net	$6	Property and equipment, net

Finance lease liabilities	$54	Accounts payable and other liabilities

	December 31,
	2019
Weighted average remaining lease term:
Operating leases	3.6	years
Finance leases	1.1	years
Weighted average discount rate:
Operating leases	5.25%
Finance leases	5.21%

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

The following is a maturity analysis of the annual undiscounted cash flows of the operating and finance lease liabilities as of December 31, 2019:

	Operating Leases	Finance Leases
	(in thousands)
2020	$137	$51
2021	120	5
2022	110	—
2023	75	—
2024	6	—
Total lease payments	448	56
Less imputed interest	18	2
Total	$430	$54

Rental expense was $0.2 million in 2019 and 2018, and $0.1 million in 2017.

17.	Concentration of Operations

The Company derives its premium revenues from its operations in the workers’ compensation insurance line of business.

Net premiums earned during 2019, 2018 and 2017 for the top ten states in 2019 and all others are shown below:

	2019		2018		2017
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Florida	$39,936	12.0%	$39,672	11.3%	$34,615	10.0%
Georgia	38,090	11.4%	40,351	11.5%	40,801	11.8%
Pennsylvania	27,519	8.3%	31,708	9.1%	32,931	9.5%
Louisiana	24,782	7.4%	25,810	7.4%	25,422	7.3%
North Carolina	18,800	5.7%	19,537	5.6%	18,388	5.3%
Illinois	16,929	5.1%	19,710	5.6%	22,169	6.4%
Virginia	15,249	4.6%	15,228	4.3%	16,298	4.7%
Minnesota	13,399	4.0%	12,900	3.7%	13,968	4.0%
Wisconsin	13,388	4.0%	14,101	4.0%	13,790	4.0%
South Carolina	13,020	3.9%	13,924	4.0%	13,327	3.9%
All others	111,776	33.6%	117,385	33.5%	114,447	33.1%
Total net premiums earned	$332,888	100.0%	$350,326	100.0%	$346,156	100.0%

18.	Fair Values of Financial Instruments

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Short Term Investments—The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair value.

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held to maturity	$599,421	$621,343	$613,878	$616,772
Fixed maturity securities—available-for-sale	441,146	441,146	478,730	478,730
Equity securities	27,903	27,903	18,651	18,651
Short-term investments	56,548	56,548	14,231	14,231
Cash and cash equivalents	43,813	43,813	40,344	40,344

The Company carries available-for-sale securities and equity securities at fair value in our consolidated financial statements and determines fair value measurements and disclosure in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures.

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

December 31, 2019

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics.  There were no transfers between Level 1 and Level 2 during the year ended December 31, 2019.

Assets measured at fair value on a recurring basis as of December 31, 2019 and 2018 are as follows:

	December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$237,775	$—	$237,775
Corporate bonds	—	133,778	—	133,778
U.S. agency-based mortgage-backed securities	—	29,467	—	29,467
U.S. Treasury securities	40,126	—	—	40,126
Total securities available-for-sale—fixed maturity	40,126	401,020	—	441,146
Equity securities:
Domestic common stock	27,903	—	—	27,903
Total	$68,029	$401,020	$—	$469,049

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

	December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$233,245	$—	$233,245
Corporate bonds	—	173,214	—	173,214
U.S. agency-based mortgage-backed securities	—	12,515	—	12,515
U.S. Treasury securities	59,756	—	—	59,756
Total securities available-for-sale—fixed maturity	59,756	418,974	—	478,730
Equity securities:
Domestic common stock	18,651	—	—	18,651
Total	$78,407	$418,974	$—	$497,381

Assets measured at amortized cost as of December 31, 2019 and 2018 are as follows:

	December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$485,647	$—	$485,647
Corporate bonds	—	110,925	—	110,925
U.S. agency-based mortgage-backed securities	—	11,511	—	11,511
U.S. Treasury securities	7,873	—	—	7,873
Obligations of U.S. government agencies	—	5,168	—	5,168
Asset-backed securities	—	219	—	219
Total held-to-maturity	$7,873	$613,470	$—	$621,343

	December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$448,947	$—	$448,947
Corporate bonds	—	91,369	—	91,369
U.S. agency-based mortgage-backed securities	—	8,349	—	8,349
U.S. Treasury securities	7,111	—	—	7,111
Obligations of U.S. government agencies	—	59,932	—	59,932
Asset-backed securities	—	1,064	—	1,064
Total held-to-maturity	$7,111	$609,661	$—	$616,772

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

The following table presents summary information regarding changes in the fair value of assets measured at fair value using Level 3 input.

	Year Ended December 31,
	2019	2018
	(in thousands)
Balance, beginning of period	$—	$34
Transfer into Level 3	—	—
Unrealized loss on equity security	—	(32)
Sale of equity security	—	(2)
Balance, end of period	$—	$—

At December 31, 2019 and 2018, the Company did not hold any securities measured at fair value on a nonrecurring basis due to impairment.

19.	Quarterly Financial Data (Unaudited)

The following table represents unaudited quarterly financial data for the years ended December 31, 2019 and 2018.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2019
Net premiums earned	$84,948	$82,951	$82,712	$82,277
Net investment income	8,015	8,169	8,264	8,035
Net realized gains (losses) on investments	59	(82)	(4)	(53)
Total revenues	95,190	91,753	91,488	91,939
Income before income taxes	23,809	22,169	26,613	42,926
Net income	19,400	17,890	21,386	34,014
Earnings per share:
Basic	$1.01	$0.93	$1.11	$1.77
Diluted	$1.01	$0.93	$1.11	$1.76
Comprehensive income	25,193	23,068	23,862	33,610
Extraordinary cash dividends declared per common share	$—	$—	$—	$3.50
Cash dividends declared per common share	$0.25	$0.25	$0.25	$0.25

2018
Net premiums earned	$87,310	$88,995	$85,184	$88,837
Net investment income	7,209	7,303	7,884	8,056
Net realized losses on investments	(31)	(1,111)	(329)	(65)
Total revenues	94,175	95,380	93,529	94,669
Income before income taxes	19,414	20,930	24,460	22,777
Net income	16,169	16,956	19,701	18,806
Earnings per share:
Basic	$0.84	$0.88	$1.03	$0.98
Diluted	$0.84	$0.88	$1.02	$0.98
Comprehensive income	10,321	17,109	17,582	22,176
Extraordinary cash dividends declared per common share	$—	$—	$—	$3.50
Cash dividends declared per common share	$0.22	$0.22	$0.22	$0.22

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

20.	Capital Management

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. There were no shares repurchased under this program in 2019. Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

In 2013, the Company’s Board of Directors initiated a regular quarterly dividend.  During 2019, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share compared to $0.22 per share in 2018, $0.20 per share in 2017, $0.18 per share in 2016, and $0.15 per share in 2015.  The Company declared extraordinary dividends totaling $3.50  per share in 2019, 2018 and 2017, $3.25 per share in 2016, and $3.00 per share in 2015.

21.	Subsequent Events

On February 18, 2020 the Company declared a regular quarterly cash dividend of $0.27 per share payable on March 27, 2020 to shareholders of record as of March 13, 2020.  The Board considers the payment of a regular cash dividend each calendar quarter.

Schedule II. Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2019	2018
	(in thousands)
Assets:
Investments:
Fixed maturity securities—available-for-sale, at fair value (amortized cost $7,210 and $0, in 2019 and 2018, respectively)	$7,216	$—
Equity securities, at fair value (cost $10,007 in 2019 and 2018)	11,779	9,803
Short-term investments	17,967	—
Investment in subsidiaries	379,001	388,797
Total investments	415,963	398,600
Cash and cash equivalents	10,551	5,509
Deferred income taxes	—	509
Notes receivable from subsidiaries	2,781	3,270
Property and equipment, net	1,720	1,536
Federal income tax recoverable	2,798	2,995
Other assets	804	800
Total assets	$434,617	$413,219
Liabilities and shareholders’ equity
Liabilities:
Accounts payable and other liabilities	4,230	3,457
Deferred income taxes	172	—
Total liabilities	4,402	3,457
Shareholders' equity (net of Treasury stock of $22,370 at December 31, 2019 and 2018)	430,215	409,762
Total liabilities and shareholders' equity	$434,617	$413,219

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenues
Net investment income	$915	$1,089	$679
Net unrealized gains (losses) on equity securities	1,977	(948)	—
Fee and other income	5,352	7,389	6,890
Total revenues	8,244	7,530	7,569
Expenses
Other operating costs	8,244	7,530	7,569
Total expenses	8,244	7,530	7,569
Income (loss) before income taxes and equity in earnings of subsidiaries	—	—	—
Income tax expense (benefit)	376	(36)	125
Gain (loss) before equity in earnings of subsidiaries	(376)	36	(125)
Equity in net income of subsidiaries	93,066	71,596	46,356
Net income	$92,690	$71,632	$46,231

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Operating activities
Net cash provided by operating activities	$2,333	$2,448	$15,138
Investing activities
Purchases of investments	(27,140)	(47,825)	(37,361)
Proceeds from sales of investments	1,987	54,600	33,000
Purchases of property and equipment	(995)	(1,041)	(277)
Dividends from subsidiary	115,900	65,400	78,900
Net cash provided by investing activities	89,752	71,134	74,262
Financing activities
Proceeds from stock option exercises	20	67	—
Finance lease purchases	(47)	—	—
Dividends to shareholders	(87,016)	(84,491)	(82,645)
Net cash used in financing activities	(87,043)	(84,424)	(82,645)
Change in cash and cash equivalents	5,042	(10,842)	6,755
Cash and cash equivalents at beginning of year	5,509	16,351	9,596
Cash and cash equivalents at end of year	$10,551	$5,509	$16,351

Schedule VI. Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Costs	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Net Premiums Earned	Net Investment Income	Loss and LAE Related to Current Period	Loss and LAE Related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
	(in thousands)
2019	$19,048	$772,887	$140,873	$332,888	$32,483	$241,344	$(65,002)	$(44,558)	$189,991	$324,465
2018	19,734	798,409	149,296	350,326	30,452	250,487	(45,596)	(45,769)	200,654	342,352
2017	20,251	771,845	157,270	346,156	29,281	244,094	(34,770)	(43,009)	186,888	341,398

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of AMERISAFE, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited AMERISAFE, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMERISAFE, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

February 25, 2020

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2020 Annual Meeting of Shareholders. We plan to file our Proxy Statement within 120 days after December 31, 2019, the end of our fiscal year.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2020 Annual Meeting of Shareholders.

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

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees, and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2020 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2020 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

EXHIBIT INDEX

Exhibits:

3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed August 6, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 6, 2010)

4.1	Description of the Registrant’s Securities Registered

10.1*

Amended and Restated Employment Agreement, dated March 4, 2015 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 5, 2015)

10.2*

Employment Agreement, dated January 15, 2013 by and between the Company and Vincent J. Gagliano (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed March 6, 2013)

10.3*

Employment Agreement effective as of September 15, 2015 by and between the Company and Neal Fuller (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 31, 2015)

10.4*

Employment Agreement effective as of March 1, 2016 by and between the Company and Kathryn H. Shirley (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed April 29, 2016)

10.5*

Employment Agreement effective as of May 20, 2019 by and between the Company and Andrew McCray (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 3, 2019)

10.6*

AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.7*

Form of Non-Qualified Stock Option Award Agreement for the AMERISAFE, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Amendment No. 3 (File No. 333-127133), filed October 31, 2005)

10.8*	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Annex A to the Company's Proxy Statement on Schedule 14A filed April 28, 2017)

10.9*	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed February 27, 2015)

10.10*	AMERISAFE, Inc. 2018 Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 27, 2018)

10.11*	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed February 28, 2014)

10.12*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 6, 2010)

10.13*	Form of Annual Incentive Compensation Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed February 26, 2016)

10.14

Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2012 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed March 9, 2012)

10.15

Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2014, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed February 27, 2015)

10.16

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2016, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed February 26, 2016)

Exhibits:

10.17

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2017, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed February 24, 2017)

10.18

Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2017, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed February 24, 2017)

10.19

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2018, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed February 28, 2018)

10.20

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2019, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.20 to the Company’s annual Report on Form 10-K filed February 28, 2019)

10.21	Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2020, issued to the Company by the reinsurers named herein

10.22	Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2020, issued to the Company by the reinsurers named herein

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed February 26, 2016)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neal A. Fuller filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Neal A. Fuller filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract, compensatory plan or arrangement

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2020.

AMERISAFE, INC.

By:	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2020.

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
Randall Roach

Kathryn H. Shirley, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 25th day of February 2020, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ Kathryn H. Shirley
Kathryn H. Shirley, Attorney-in-Fact