Form 10-Q
period 2020-03-31
AMERISAFE INC
filed 2020-04-30
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of April 27, 2020, there were 19,302,784 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements in this report, and under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. Actual results may differ materially from the results expressed or implied in these statements if the underlying assumptions prove to be incorrect or as the results of risks, uncertainties and other factors including the impact of the COVID-19 pandemic on the business and operations of the Company and our policyholders and the market value of the securities in our investment portfolio.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $275 and $0 in 2020 and 2019, respectively, (fair value $631,688 and $621,343 in 2020 and 2019, respectively)	$608,315	$599,421
Fixed maturity securities—available-for-sale, at fair value (amortized cost $401,671, allowance for credit losses of $0 in 2020 and amortized cost $425,698, allowance for credit losses of $0 in 2019)	419,036	441,146
Equity securities, at fair value (cost $33,227 and $24,457 in 2020 and 2019, respectively)	27,910	27,903
Short-term investments	44,121	56,548
Total investments	1,099,382	1,125,018
Cash and cash equivalents	79,523	43,813
Amounts recoverable from reinsurers (net of allowance for credit losses of $449 and $0 in 2020 and 2019, respectively)	105,128	95,913
Premiums receivable (net of allowance for credit losses of $5,050 and $5,112 in 2020 and 2019, respectively)	169,127	157,953
Deferred income taxes	17,750	17,513
Accrued interest receivable	10,218	9,730
Property and equipment, net	6,305	6,331
Deferred policy acquisition costs	19,719	19,048
Other assets	17,009	17,587
Total assets	$1,524,161	$1,492,906
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$779,283	$772,887
Unearned premiums	146,171	140,873
Amounts held for others	39,439	37,937
Policyholder deposits	44,052	44,718
Insurance-related assessments	24,155	22,967
Federal income tax payable	6,431	3,220
Accounts payable and other liabilities	39,386	40,089
Payable for investments purchased	8,288	—
Total liabilities	1,087,205	1,062,691
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2020 and 2019; 20,561,034 and 20,560,833 shares issued and 19,302,784 and 19,302,583 shares outstanding in 2020 and 2019, respectively	205	205
Additional paid-in capital	213,267	213,004
Treasury stock, at cost (1,258,250 shares in 2020 and 2019)	(22,370)	(22,370)
Accumulated earnings	232,159	227,165
Accumulated other comprehensive income, net	13,695	12,211
Total shareholders’ equity	436,956	430,215
Total liabilities and shareholders’ equity	$1,524,161	$1,492,906

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues
Gross premiums written	$87,071	$93,107
Ceded premiums written	(2,783)	(2,430)
Net premiums written	$84,288	$90,677
Net premiums earned	$78,990	$84,948
Net investment income	7,749	8,015
Net realized gains on investments	992	59
Net unrealized gains (losses) on equity securities	(8,763)	2,158
Fee and other income	201	10
Total revenues	79,169	95,190
Expenses
Loss and loss adjustment expenses incurred	43,647	49,614
Underwriting and certain other operating costs	8,217	7,552
Commissions	6,055	6,368
Salaries and benefits	7,012	6,747
Policyholder dividends	1,023	1,100
Provision for investment related credit loss benefit	(26)	—
Total expenses	65,928	71,381
Income before income taxes	13,241	23,809
Income tax expense	2,441	4,409
Net income	$10,800	$19,400
Earnings per share
Basic	$0.56	$1.01
Diluted	$0.56	$1.01
Shares used in computing earnings per share
Basic	19,266,016	19,229,134
Diluted	19,352,245	19,298,036
Cash dividends declared per common share	$0.27	$0.25

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$10,800	$19,400
Other comprehensive income:
Unrealized gain on debt securities, net of tax	1,484	5,992
Change in deferred tax valuation allowance	—	(198)
Comprehensive income	$12,284	$25,194

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at December 31, 2019	20,560,833	$205	$213,004	(1,258,250)	$(22,370)	$227,165	$12,211	$430,215
Impact of adoption of ASU 2016-13	—	—	—	—	—	(594)	—	(594)
Comprehensive income:
Net income	—	—	—	—	—	10,800	—	10,800
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	1,484	1,484
Comprehensive income:								12,284
Common stock issued	201	—	—	—	—	—	—	—
Share-based compensation	—	—	263	—	—	—	—	263
Dividends to shareholders	—	—	—	—	—	(5,212)	—	(5,212)
Balance at March 31, 2020	20,561,034	$205	$213,267	(1,258,250)	$(22,370)	$232,159	$13,695	$436,956

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)	Total
Balance at December 31, 2018	20,528,230	$205	$211,431	(1,258,250)	$(22,370)	$221,328	$(832)	$409,762
Impact of adoption of ASU 2016-02	—	—	—	—	—	(1)	—	(1)
Comprehensive income:
Net income	—	—	—	—	—	19,400	—	19,400
Other comprehensive income:
Change in unrealized losses, net of tax	—	—	—	—	—	—	5,992	5,992
Change in deferred tax valuation allowance	—	—	—	—	—	—	(198)	(198)
Comprehensive income:								25,194
Common stock issued upon exercise of options	5,000	—	20	—	—	—	—	20
Share-based compensation	—	—	249	—	—	—	—	249
Dividends to shareholders	—	—	—	—	—	(4,819)	—	(4,819)
Balance at March 31, 2019	20,533,230	$205	$211,700	(1,258,250)	$(22,370)	$235,908	$4,962	$430,405

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$10,800	$19,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	247	241
Net amortization of investments	2,074	2,347
Change in investment related allowance for credit losses	(26)	—
Deferred income taxes	(481)	5
Net realized gains on investments	(992)	(59)
Net unrealized (gains) losses on equity securities	8,763	(2,158)
Share-based compensation	760	565
Changes in operating assets and liabilities:
Premiums receivable, net	(11,174)	(11,832)
Accrued interest receivable	(488)	(720)
Deferred policy acquisition costs	(671)	(699)
Other assets	234	(998)
Reserves for loss and loss adjustment expenses	6,396	2,171
Unearned premiums	5,298	5,730
Reinsurance balances	(9,658)	824
Amounts held for others and policyholder deposits	836	871
Accounts payable and other liabilities	3,294	4,588
Net cash provided by operating activities	15,212	20,276
Investing activities
Purchases of investments held-to-maturity	(26,201)	(26,174)
Purchases of investments available-for-sale	(21,592)	(10,394)
Purchases of equity securities	(8,770)	(807)
Purchases of short-term investments	(40,250)	(64,320)
Proceeds from maturities of investments held-to-maturity	22,018	40,578
Proceeds from sales and maturities of investments available-for-sale	47,812	26,365
Proceeds from sales and maturities of short-term investments	52,959	13,959
Purchases of property and equipment	(221)	(22)
Net cash provided by (used in) investing activities	25,755	(20,815)
Financing activities
Proceeds from stock option exercises	—	20
Finance lease purchases	(12)	(12)
Dividends to shareholders	(5,245)	(4,918)
Net cash used in financing activities	(5,257)	(4,910)
Change in cash and cash equivalents	35,710	(5,449)
Cash and cash equivalents at beginning of period	43,813	40,344
Cash and cash equivalents at end of period	$79,523	$34,895

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, manufacturing, agriculture, maritime, and oil and gas. Assets and revenues of AIIC and its subsidiaries represent at least 95 % of comparable consolidated amounts of the Company for each of the three months ended March 31, 2020 and 2019.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses and related disclosures.  Some of the estimates result from judgments that can be subjective and complex and, consequently, actual results in future periods might differ from these estimates.

Adopted Accounting Guidance

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses (“CECL”).  The prior guidance delays the recognition of credit losses until a probable loss has occurred.  The new guidance requires credit losses for securities measured at amortized cost to be determined using current expected credit loss estimates.  These estimates are derived from historical, current and reasonable supporting forecasts, including prepayments and estimates, and are recorded through a valuation account.  The same method is used for available-for-sale securities, but the valuation account is limited to the amount by which the fair value is below amortized cost.

The Company implemented the new standard using the modified retrospective approach.  Results for reporting periods beginning after January 1, 2020 are presented under the new guidance while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company recorded a net decrease to Retained Earnings of $594 thousand as of January 1, 2020, for the cumulative effect of adopting ASU 2016-13.  The transition adjustment includes a $243 thousand impact to establish a credit loss allowance for held-to-maturity securities.  The remaining $351 thousand of the transition adjustment was due to the creation of the reinsurance recoverable credit allowance.

The Company believes that under the standard there is no current expected credit allowance necessary for U.S. Government Securities in its judgment as:  1) Treasury securities typically are the most highly rated securities among rating agencies; 2) Treasury securities have a long history of no credit losses; 3) Treasury securities are guaranteed by a sovereign entity (the U.S. Government) that can print its own money and whose currency (the U.S. dollar) is the reserve currency.

The Company believes that under the standard there is no current expected credit allowance necessary for GNMA Securities in its judgment as:  1) GNMA securities typically are the most highly rated securities among rating agencies; 2) GNMA securities have a long history of no credit losses and payments are explicitly guaranteed by the United States; 3) Underlying mortgage loans for GNMA securities are insured by the Federal Housing Administration or guaranteed by the U.S. Department of Veteran Affairs; 4) the U.S. Government can print its own money to retire GNMA obligations.

The Company believes that under the standard there is no current expected credit allowance necessary for FNMA or Freddie Mac (FHLMC) Securities in its judgment as:  1) These securities typically are among the most highly rated securities among rating agencies; 2) There is a long history of no credit losses; 3) Principal and interest payments are guaranteed by the issuing agency;  4) There is an explicit guarantee by the U.S. Government that can print its own money and whose currency (the U.S. dollar) is the reserve currency.

The Company researched various options and methodologies and has chosen to use Moody’s default rates and recovery rates for our held-to-maturity fixed income securities based on the current credit rating of the security and the time period to the stated maturity date.  This is a probability of default (PD) and loss given default (LGD) methodology.

The credit rating used for held-to-maturity fixed income securities is the rating for each security as published by Moody’s, S&P, and Fitch to determine the probability of default.   If there are two ratings, the lower rating is used.  If there are three ratings, the median rating is used.  If there is one rating, that rating is used.  This methodology provides additional conservatism in determining the credit loss allowance needed.

For corporate fixed income securities, the probability of default (given a rating) comes from Moody’s annual study of Corporate Bond defaults published each February.  This study also contains the average recovery rates based on the historical defaults in the Moody’s study.  We have chosen to use the 1983-2018 data as more reflective of the current historical pattern of defaults (the study goes back to 1920).  The maximum maturity using the default rate is 20 years (any maturity greater than 20 years will use the 20-year rate).

For municipal fixed income securities the probability of default (given a rating) comes from Moody’s annual study of Municipal Bond defaults published each July/August.  This study also contains the average recovery rates based on the historical defaults in the Moody’s study.  This study covers 1970-2018 data, which we believe is reflective of the current historical pattern of defaults.  The maximum maturity using the default rate is 20 years (any maturity greater than 20 years will use the 20-year rate).

The Company did not record a credit allowance for available-for-sale securities.  The available-for-sale portfolio is composed of highly rated securities, which carry a low risk of default.  The Company’s concentrations in municipal bonds have helped lower default risk, as the historical default rates and recovery rates for municipal bonds has been much better than corporate bonds rated at the same level.  The Company creates a watch list of available-for-sale securities that are below book value at the end of each quarter.  This watch list excludes US Treasury securities, GNMA Securities, and government agency securities (FNMA, etc.) as none of those securities will have an expected credit loss.  The watch list will also exclude those securities that are trading at least at $95 or above (par value $100) as the Company believes any slight difference between $95 and par likely reflect interest rate changes and liquidity only and are not a sign of credit impairment or market expectations for any current expected credit loss.

The list is reviewed by the Management Investment Committee to evaluate any security where the discounted cash flows expected no longer exceed the book value of the security.  If the Company intends to sell the security (or more likely than not be required to sell the security before recovery of the loss) the Company will write down the security to fair value through earnings.  If the Company intends to hold the security, the Company will establish a credit loss allowance for the security through earnings, and adjust the allowance each quarter through earnings, as the security changes in value.

In determining the amount the credit loss allowance, the Company will consider all of the following factors:

1. The extent to which the fair value is less than the amortized cost basis

2. Adverse conditions in the security, industry, or geography, including:

a.) Changes in technology

b.) Discontinuation of a segment of business that may affect future earnings

c.) Changes in the quality of the credit enhancement, if any

3. Changes in the payment structure of the debt security

4. Failure of the issuer to make scheduled interest or principal payments

5. Any changes to the rating of the security by a rating agency

The calculation of the credit loss allowance will not take into account the amount of time the security has been below book value or when the security might be expected to recover in value.

The Company has researched various options and methodologies and has chosen to use Moody’s default rates and recovery rates for our unsecured reinsurance recoverables based on the current credit rating of the reinsurer and a time period of ten years.  This is a probability of default (PD) and loss given default (LGD) methodology.  The ten-year period is consistent with our current working layer reinsurance treaty where we have a three-year treaty, which must be commuted by the end of the tenth year.  We believe this is an appropriate approach to our reinsurance recoverables.

The credit rating used for reinsurance recoverables uses the average rating for each reinsurer as published by Moody’s, S&P, Fitch and A.M. Best to determine the probability of default.   The median rating is used if there are three ratings.  The probability of default (given a rating) comes from Moody’s annual study of Corporate Bond defaults published each February.  This study also contains the average recovery rates based on the historical defaults in the Moody’s study.  We have chosen to use the 1983-2018 data as more reflective of the current historical pattern of defaults (the study goes back to 1920).

The Company does not hold any debt securities for which an other-than-temporary impairment has been recognized.  Additionally, the Company does not hold any financial assets purchased with credit deterioration.

The Company’s internal working group evaluated the existing allowance for doubtful accounts reserving methodology for premiums receivable and determined the calculation was consistent with the new credit loss guidance.  There was no impact to the premiums receivable balance as a result of the adoption of the new standard.

The Company has elected not to establish a credit allowance for interest receivable.  The Company plans to continue use of the current policy for writing off balances receivable over ninety days old.

Prospective Accounting Guidance

All issued but not yet effective accounting and reporting standards as of March 31, 2020 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Stock Options and Restricted Stock

As of March 31, 2020, the Company has two equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). In connection with the approval of the 2012 Incentive Plan by the Company’s shareholders, no further grants were made under the AMERISAFE 2005 Incentive Plan.  There are no outstanding options or restricted stock awards under the 2005 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding the Company’s incentive plans.

During the three months ended March 31, 2020, the Company issued 201 shares of restricted common stock to non-employee directors.  The market value of these shares totaled $13.7 thousand.  During the three months ended March 31, 2019, the Company issued no shares of common stock.

During the three months ended March 31, 2020, there were no exercises of options to purchase common stock. During the three months ended March 31, 2019, options to purchase 5,000 shares of common stock were exercised. In connection with these exercises, the Company received $19.8 thousand of stock option proceeds.  The Company had no stock options outstanding as of March 31, 2020.

The Company recognized share-based compensation expense of $0.8 million in the quarter ended March 31, 2020 and $0.6 million for the same period in 2019.

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

	Three Months Ended
	March 31,
	2020	2019
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$10,800	$19,400
Basic weighted average common shares	19,266,016	19,229,134
Basic earnings per common share	$0.56	$1.01
Diluted EPS:
Net income	$10,800	$19,400
Diluted weighted average common shares:
Weighted average common shares	19,266,016	19,229,134
Stock options and restricted stock	86,229	68,902
Diluted weighted average common shares	19,352,245	19,298,036
Diluted earnings per common share	$0.56	$1.01

Note 4. Investments

The gross unrecognized gains and losses on, and the amortized cost, allowance for credit losses, and fair value of, those investments classified as held-to-maturity at March 31, 2020 are summarized as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
States and political subdivisions	$483,340	$21,875	$(145)	$(50)	$505,020
Corporate bonds	100,969	1,200	(790)	(215)	101,164
U.S. agency-based mortgage-backed securities	10,352	720	—	—	11,072
U.S. Treasury securities and obligations of U.S. government agencies	13,721	513	—	—	14,234
Asset-backed securities	208	—	—	(10)	198
Totals	$608,590	$24,308	$(935)	$(275)	$631,688

The gross unrealized gains and losses on, and the amortized cost, allowance for credit losses, and fair value of, those investments classified as available-for-sale at March 31, 2020 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$225,122	$12,798	$(6)	$237,914	$—
Corporate bonds	111,249	2,887	(323)	113,813	—
U.S. agency-based mortgage-backed securities	33,400	813	—	34,213	—
U.S. Treasury securities and obligations of U.S. government agencies	31,900	1,196	—	33,096	—
Totals	$401,671	$17,694	$(329)	$419,036	$—

The gross unrealized gains and losses on, and the cost of equity securities at March 31, 2020 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$33,227	$—	$(5,317)	$27,910
Total equity securities	$33,227	$—	$(5,317)	$27,910

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

A summary of the carrying amounts and fair value of investments in fixed maturity securities, classified as held-to-maturity by contractual maturity, is as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$84,032	$84,737	$49,967	$50,348
After one year through five years	184,810	188,832	198,025	202,109
After five years through ten years	91,537	94,545	110,460	113,877
After ten years	237,386	252,304	229,782	243,279
U.S. agency-based mortgage-backed securities	10,352	11,072	10,967	11,511
Asset-backed securities	198	198	220	219
Totals	$608,315	$631,688	$599,421	$621,343

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale by contractual maturity, is as follows:

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$45,964	$46,148	$27,160	$27,194
After one year through five years	117,341	120,232	144,142	146,469
After five years through ten years	40,164	42,920	47,175	49,419
After ten years	164,802	175,523	177,722	188,597
U.S. agency-based mortgage-backed securities	33,400	34,213	29,499	29,467
Totals	$401,671	$419,036	$425,698	$441,146

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2020:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
March 31, 2020
Available-for-Sale
Fixed maturity securities:
States and political subdivisions	$6,260	$6	$—	$—	$6,260	$6
Corporate bonds	23,585	323	—	—	23,585	323
U.S. agency-based mortgage-backed securities	—	—	—	—	—	—
U.S. Treasury securities and obligations of U.S. government agencies	—	—	—	—	—	—
Total available-for-sale securities	$29,845	$329	$—	$—	$29,845	$329

At March 31, 2020, we held 20 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position, of which no individual fixed maturity security classified as available-for-sale was in a continuous unrealized loss position for longer than 12 months.

The following table summarizes the fair value and gross unrealized losses on securities, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2019:

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the period ended March 31, 2020.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency- Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset- Backed Securities	Totals
	(in thousands)
Balance at January 1, 2020	$45	$245	$—	$—	$11	$301
Provision for credit loss expense (benefit)	5	(30)	—	—	(1)	(26)
Allowance for securities purchased with credit deterioration	—	—	—	—	—	—
Securities charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance at March 31, 2020	$50	$215	$—	$—	$10	$275

The Company has established an allowance for credit losses on 419 held-to-maturity securities totaling $275 thousand.  The majority of those securities were corporate bonds and states and political subdivisions at 48 and 368, respectively.

The Company has no allowance for credit losses on investments classified as available-for-sale for the period ended March 31, 2020.

The credit rating used for held-to-maturity fixed income securities is the rating for each security as published by Moody’s, S&P, and Fitch to determine the probability of default.   If there are two ratings, the lower rating is used.  If there are three ratings, the median rating is used.  If there is one rating, that rating is used. For corporate fixed income securities the probability of default (given a rating) comes from Moody’s annual study of corporate bond defaults published each February.  The maximum maturity using the default rate is 20 years (any maturity greater than 20 years will use the 20-year rate).  For municipal fixed income securities the probability of default (given a rating) comes from Moody’s annual study of municipal bond defaults published each July/August.  For municipal fixed income securities the probability of default (given a rating) comes from Moody’s annual study of municipal bond defaults published each July/August.

The calculation of the credit loss allowance takes the amortized cost of the fixed income security and assumes default and recovery based on the average recovery rates from the Moody’s default studies.  The amortized cost of the security, minus the amount recovered, is the estimated full amount the Company could lose in a default scenario.  Then this amount is multiplied by the probability of default to determine the allowance for credit loss.  The lower the security is rated, the higher likelihood of default, and therefore a higher allowance for credit loss.  The longer to the maturity date of a security, the higher the default risk.

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of March 31, 2020.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency- Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized cost
	(in thousands)
AAA/AA/A ratings	$480,900	$39,849	$10,352	$13,721	$143	$544,965
Baa/BBB ratings	2,440	61,120	—	—	18	63,578
B ratings	—	—	—	—	47	47
Total	$483,340	$100,969	$10,352	$13,721	$208	$608,590

Net realized gains in the three months ended March 31, 2020 were $1.0 million.  Net realized gains in the three months ended March 31, 2019 were immaterial.

During the first quarter of 2020, we recognized through income $8.8 million of net unrealized losses on equity securities held as of March 31, 2020.  During the first quarter of 2019, we recognized through income $2.2 million of net unrealized gains on equity securities held as of March 31, 2019.

Investment income is recognized as it is earned. The discount or premium on fixed maturity securities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. The Company had a valuation allowance of $0.4 million and $0.3 million against its deferred income tax benefits as of March 31, 2020 and 2019, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for the periods ended March 31, 2020 and 2019.

Tax years 2017 through 2020 are subject to examination by the federal and state taxing authorities.

Note 6. Loss Reserves

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid as of a given point in time.  The reserves for loss and loss adjustment expenses are estimated using individual case-basis valuations, statistical analyses and estimates based upon experience for unreported claims and their associated loss and loss adjustment expenses. Such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed internally and periodically evaluated with our independent actuary.  Adjustments are made as experience develops and new information becomes known.  Any such adjustments are included in income from current operations.  See Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding the Company’s loss and loss adjustment expense development.

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Balance, beginning of period	$772,887	$798,409
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	95,343	107,216
Net balance, beginning of period	677,544	691,193
Add incurred related to:
Current accident year	57,268	61,587
Prior accident years	(13,621)	(11,974)
Total incurred	43,647	49,613
Less paid related to:
Current accident year	2,984	3,381
Prior accident years	43,890	43,180
Total paid	46,874	46,561
Net balance, end of period	674,317	694,245
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	104,966	106,335
Balance, end of period	$779,283	$800,580

The foregoing reconciliation reflects favorable development of the net reserves at March 31, 2020 and March 31, 2019. The favorable development reduced loss and loss adjustment expenses incurred by $13.6 million and $12.0 million in 2020 and 2019, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three months ended March 31, 2020.

Three Months Ended
March 31, 2020
(in thousands)
Balance at January 1, 2020	$444
Provision for credit loss expense	5
Balance at March 31, 2020	$449

Note 7. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $12.3 million for the three months ended March 31, 2020, compared to $25.2 million for the three months ended March 31, 2019.  The difference between net income as reported and comprehensive income was due primarily to changes in unrealized gains and losses, net of tax on available-for-sale debt securities.

Comprehensive income includes net income plus unrealized gains (losses) on our available-for-sale investment securities, net of tax. In reporting comprehensive income on a net basis in the statements of comprehensive income, we used a 21 percent tax rate in 2020 and 2019. The following table illustrates the changes in the balance of each component of accumulated other comprehensive income for each period presented in the interim financial statements.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Balance, beginning of period	$12,211	$(832)
Other comprehensive income before reclassification	1,830	5,981
Amounts reclassified from accumulated other comprehensive income	(346)	11
Change in deferred tax valuation allowance	—	(198)
Net current period other comprehensive income	1,484	5,794
Balance, end of period	$13,695	$4,962

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Three Months Ended March 31,		Affected line item in the statement of income
	2020	2019
	(in thousands)
Unrealized gains (losses) on available-for- sale securities	$438	$(14)	Net realized gains on investments
	438	(14)	Income before income taxes
	(92)	3	Income tax expense
	$346	$(11)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2020.

At March 31, 2020, assets measured at fair value on a recurring basis are summarized below:

	March 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$237,914	$—	$237,914
Corporate bonds	—	113,813	—	113,813
U.S. agency-based mortgage-backed securities	—	34,213	—	34,213
U.S. Treasury securities	33,096	—	—	33,096
Total securities available-for-sale—fixed maturity	33,096	385,940	—	419,036
Equity securities:
Domestic common stock	27,910	—	—	27,910
Total	$61,006	$385,940	$—	$446,946

At March 31, 2020, assets measured at amortized cost net of allowance for credit losses are summarized below:

	March 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$505,020	$—	$505,020
Corporate bonds	—	101,164	—	101,164
U.S. agency-based mortgage-backed securities	—	11,072	—	11,072
U.S. Treasury securities	9,061	—	—	9,061
Obligations of U.S. government agencies	—	5,173	—	5,173
Asset-backed securities	—	198	—	198
Total held-to-maturity	$9,061	$622,627	$—	$631,688

At December 31, 2019, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$237,775	$—	$237,775
Corporate bonds	—	133,778	—	133,778
U.S. agency-based mortgage-backed securities	—	29,467	—	29,467
U.S. Treasury securities	40,126	—	—	40,126
Total securities available-for-sale—fixed maturity	$40,126	$401,020	$—	$441,146
Equity securities:
Domestic common stock	27,903	—	—	27,903
Total	$68,029	$401,020	$—	$469,049

At December 31, 2019, assets measured at amortized cost are summarized below:

	December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$485,647	$—	$485,647
Corporate bonds	—	110,925	—	110,925
U.S. agency-based mortgage-backed securities	—	11,511	—	11,511
U.S. Treasury securities	7,873	—	—	7,873
Obligations of U.S. government agencies	—	5,168	—	5,168
Asset-backed securities	—	219	—	219
Total held-to-maturity	$7,873	$613,470	$—	$621,343

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of March 31, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$608,315	$631,688	$599,421	$621,343
Fixed maturity securities—available-for-sale	419,036	419,036	441,146	441,146
Equity securities	27,910	27,910	27,903	27,903
Short-term investments	44,121	44,121	56,548	56,548
Cash and cash equivalents	79,523	79,523	43,813	43,813

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in the three months ended March 31, 2020 and 2019.

Note 10. Subsequent Events

On April 28, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per share payable on June 26, 2020 to shareholders of record as of June 12, 2020. The Board considers the payment of a regular cash dividend each calendar quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three months ended March 31, 2020 and 2019. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Coronavirus (COVID-19) Update

In February 2020, AMERISAFE activated its Business Continuity Team after monitoring advisories and news related to COVID-19.  This action began the process of sourcing resources and communication with employees.  Activities escalated over the following weeks with health and safety notifications to employees and preparation of resources to move to a remote workforce while servicing our policyholders. In March, the Company took steps to eliminate non-essential travel and implemented safety and health measures for all home office and field employees. At that time, we had approximately half of our employees working at our primary office in DeRidder, Louisiana with the remaining half being field employees working remotely from home in 27 states.   To date, most home office employees have been transitioned to work remotely.

Additionally, in March, the Company suspended all in-person visits with our customers, which represent insureds, producers and claimants. To minimize disruption and provide business continuity, the Company is working and communicating with those customers utilizing virtual meeting tools along with access via phone, email and through our website. All claims reporting continues to be reported via telephone as per our procedures, pre-COVID-19. The Company has communicated with all critical third-party vendors to confirm continuity of services. At this point and time, the Company is conducting business with no disruption to operations.

AMERISAFE policyholders are small to mid-sized employers engaged in hazardous industries, principally construction (44%), trucking (18%), logging and lumber (8%), manufacturing (5%), agriculture (5%), maritime (2%), and oil and gas (2%) with the remainder (16%) in a wide variety of hazardous industries (based on 2019 premiums).  The Company typically does not write policies in its voluntary book of business for hospitals, nursing homes, first responders, restaurants, hotels or retail stores.  In assigned risk, the company has 47 policies with $146,750 in premium that are policyholders whose employees are health care workers and first responders.

There is some uncertainty about the impact to our policyholders from COVID-19 and their business operations, including payrolls, which is a primary source of premium revenue for AMERISAFE.  In some industries and states, business continues, and in some cases the activities of our policyholders are considered essential business operations.  In other cases, our policyholders have ceased normal operations due to government mandates.

The Company receives monthly payroll reports and premium payments from its policyholders.  As these reports are received in the coming months, the Company will have better information as to the impact of COVID-19 on second quarter premiums.  Premiums in future periods will depend on the ongoing economic impact of COVID-19.  Investment income may decline and the market value of investment securities may decrease depending on the ongoing economic impact.

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$87,071	$93,107
Net premiums earned	78,990	84,948
Net investment income	7,749	8,015
Total revenues	79,169	95,190
Total expenses	65,928	71,381
Net income	10,800	19,400
Diluted earnings per common share	$0.56	$1.01
Other Key Measures
Net combined ratio (1)	83.5%	84.0%
Return on average equity (2)	10.0%	18.5%
Book value per share (3)	$22.64	$22.33

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

Consolidated Results of Operations for Three Months Ended March 31, 2020 Compared to March 31, 2019

Gross Premiums Written. Gross premiums written for the quarter ended March 31, 2020 were $87.1 million, compared to $93.1 million for the same period in 2019, a decrease of 6.5%. The decrease was attributable to a $5.0 million decrease in annual premiums on voluntary policies written during the period and a $0.9 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. The effective loss cost multiplier, or ELCM, for our voluntary business was 1.57 for the first quarter ended March 31, 2020 compared to 1.59 for the same period in 2019.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2020 were $84.3 million, compared to $90.7 million for the same period in 2019, a decrease of 7.0%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.4% for the first quarter of 2020 compared to 2.8% for the same period in 2019.  The increase in ceded premiums as a percentage of gross premiums earned is due to increased pricing for our 2020 reinsurance program.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Net Premiums Earned. Net premiums earned for the first quarter of 2020 were $79.0 million, compared to $84.9 million for the same period in 2019, a decrease of 7.0%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the quarter ended March 31, 2020 was $7.7 million, compared to $8.0 million for the same period in 2019, a decrease of 3.3%.  The decrease was due to slightly lower investment yields on fixed-income securities.  Average invested assets, including cash and cash equivalents, were $1.2 billion in the quarter ended March 31, 2020 and 2019. The pre-tax investment yield on our investment portfolio was 2.6% per annum during the quarter ended March 31, 2020 compared to 2.7% per annum during the same period in 2019. The tax-equivalent yield on our investment portfolio was 3.0% per annum for the quarter ended March 31, 2020 compared to 3.1% per annum for the same period in 2019. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains on Investments. Net realized gains on investments for the three months ended March 31, 2020 were $1.0 million, compared to immaterial gains for the same period in 2019. Net realized gains in the first quarter of 2020 were the sale of fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized losses on equity securities for the three months ended March 31, 2020 were $8.8 million compared to net unrealized gains of $2.2 million for the same period in 2019.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $43.6 million for the three months ended March 31, 2020, compared to $49.6 million for the same period in 2019, a decrease of $6.0 million, or 12.0%. The current accident year loss and LAE incurred were $57.3 million, or 72.5% of net premiums earned, compared to $61.6 million, or 72.5% of net premiums earned for the same period in 2019. We recorded favorable prior accident year development of $13.6 million in the first quarter of 2020, compared to favorable prior accident year development of $12.0 million in the same period of 2019, as further discussed below in “Prior Year Development.” Our net loss ratio was 55.3% in the first quarter of 2020, compared to 58.4% for the same period of 2019.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended March 31, 2020 were $21.3 million, compared to $20.7 million for the same period in 2019, an increase of 3.0%. This increase was primarily due to a $0.5 million increase in insurance related assessments, a $0.3 million increase in compensation expense and a $0.3 million increase in accounts receivable write-offs.  The increases were partially offset by a $0.3 million decrease in commission expense.  Our expense ratio was 26.9% in the first quarter of 2020 compared to 24.3% in the first quarter of 2019.

Income Tax Expense. Income tax expense for the three months ended March 31, 2020 was $2.4 million, compared to $4.4 million for the same period in 2019. The decrease was attributable to a decrease in the pre-tax income to $13.2 million in the quarter ended March 31, 2020 from $23.8 million in the same period in 2019. The effective tax rate for the Company decreased to 18.4% in the quarter ended March 31, 2020 from 18.5% in the same period in 2019. The decrease in the effective tax rate is due to a higher proportion of tax-exempt income to underwriting income in the quarter relative to the first quarter of 2019.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $15.2 million for the three months ended March 31, 2020, which represented a $5.1 million decrease from $20.3 million in net cash provided by operating activities for the three months ended March 31, 2019. This decrease in operating cash flow was due to $4.9 million in lower premium cash receipts, a $0.8 million increase in dividends paid to policyholders and a $0.4 million increase in losses paid.  Offsetting these amounts was a $0.5 million decrease in federal taxes paid and a $0.3 million decrease in underwriting expenses paid.

Net cash provided by investing activities was $25.8 million for the three months ended March 31, 2020, compared to net cash used in investment activities of $20.8 million for the same period in 2019. Cash provided by sales and maturities of investments totaled $122.8 million for the three months ended March 31, 2020, compared to $80.9 million for the same period in 2019. A total of $96.8 million in cash was used to purchase investments in the three months ended March 31, 2020, compared to $101.7 million in purchases for the same period in 2019.

Net cash used in financing activities in the three months ended March 31, 2020 was $5.3 million compared to net cash used in financing activities of $4.9 million for the same period in 2019. In the three months ended March 31, 2020, $5.2 million of cash was used for dividends paid to shareholders compared to $4.9 million in the same period of 2019.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.2 billion at March 31, 2020 and December 31, 2019. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity. Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2020, is shown in the following table:

	Carrying Amount	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$483,290	41.0%
Corporate bonds	100,754	8.5%
U.S. agency-based mortgage-backed securities	10,352	0.9%
U.S. Treasury securities and obligations of U.S. government agencies	13,721	1.2%
Asset-backed securities	198	—
Total fixed maturity securities—held-to-maturity	608,315	51.6%
Fixed maturity securities—available-for-sale:
States and political subdivisions	237,914	20.2%
Corporate bonds	113,813	9.7%
U.S. agency-based mortgage-backed securities	34,213	2.9%
U.S. Treasury securities and obligations of U.S. government agencies	33,096	2.8%
Total fixed maturity securities—available-for-sale	419,036	35.6%
Equity securities	27,910	2.4%
Short-term investments	44,121	3.7%
Cash and cash equivalents	79,523	6.7%
Total investments, including cash and cash equivalents	$1,178,905	100.0%

Our debt securities classified as available-for-sale are “marked to market” as of the end of each calendar quarter. As of that date, unrealized gains and losses that are not credit related are recorded to Accumulated Other Comprehensive Income (Loss). Any available-for-sale credit related losses would be recognized as a credit loss allowance on the balance sheet with a corresponding adjustment to earnings, limited by the amount that the fair value is less than the amortized cost basis.  Both the credit loss allowance and adjustment to net income can be reversed if conditions change.

For our debt securities classified as held-to-maturity, non-credit related unrecognized gains and losses are not recorded in the financial statements until realized. Effective upon the adoption of CECL, management is required to estimate held-to-maturity expected credit related losses and recognize a credit loss allowance on the balance sheet with a corresponding adjustment to earnings.  Any adjustment to the estimated expected credit related losses are recognized through earnings and adjustment to the credit loss allowance.

Prior Year Development

The Company recorded favorable prior accident year development of $13.6 million in the three months ended March 31, 2020. The table below sets forth the favorable development for the three months ended March 31, 2020 and 2019 for accident years 2015 through 2019 and, collectively, for all accident years prior to 2015.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Accident Year
2019	$—	$—
2018	—	—
2017	2.9	—
2016	3.1	6.1
2015	3.0	2.1
Prior to 2015	4.6	3.8
Total net development	$13.6	$12.0

The table below sets forth the number of open claims as of March 31, 2020 and 2019, and the number of claims reported and closed during the three months then ended.

	Three Months Ended March 31,
	2020	2019
Open claims at beginning of period	5,053	5,190
Claims reported	1,102	1,221
Claims closed	(1,245)	(1,448)
Open claims at end of period	4,910	4,963

The number of open claims at March 31, 2020 decreased by 53 claims as compared to the number of open claims at March 31, 2019. At March 31, 2020, our incurred amounts for certain accident years, particularly 2012 through 2017, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of March 31, 2020, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see Item 1, “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2019, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of March 31, 2020, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million.  The Company had $25.0 million available for future purchases at March 31, 2020 under this program.  There were no shares repurchased during the three months ended March 31, 2020 and 2019. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations.  It is anticipated that future purchases will be funded from available capital.

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

AMERISAFE, INC.

April 30, 2020	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

April 30, 2020	/s/ Neal A. Fuller
Neal A. Fuller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)