Form 10-Q
period 2020-06-30
AMERISAFE INC
filed 2020-07-31
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of July 27, 2020, there were 19,331,059 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the impact of epidemics, pandemics and public health outbreaks, including the ongoing COVID-19 pandemic, could adversely affect our business operations;
•	the cyclical nature of the workers’ compensation insurance industry;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $357 and $0 in 2020 and 2019, respectively, (fair value $609,281 and $621,343 in 2020 and 2019, respectively)	$576,191	$599,421
Fixed maturity securities—available-for-sale, at fair value (amortized cost $392,117, allowance for credit losses of $0 in 2020 and amortized cost $425,698, allowance for credit losses of $0 in 2019)	416,240	441,146
Equity securities, at fair value (cost $33,227 and $24,457 in 2020 and 2019, respectively)	33,480	27,903
Short-term investments	72,849	56,548
Total investments	1,098,760	1,125,018
Cash and cash equivalents	110,281	43,813
Amounts recoverable from reinsurers (net of allowance for credit losses of $388 and $0 in 2020 and 2019, respectively)	103,524	95,913
Premiums receivable (net of allowance for credit losses of $5,277 and $5,112 in 2020 and 2019, respectively)	175,241	157,953
Deferred income taxes	16,704	17,513
Accrued interest receivable	9,297	9,730
Property and equipment, net	6,385	6,331
Deferred policy acquisition costs	19,765	19,048
Other assets	10,016	17,587
Total assets	$1,549,973	$1,492,906
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$768,767	$772,887
Unearned premiums	147,824	140,873
Amounts held for others	41,501	37,937
Policyholder deposits	43,285	44,718
Insurance-related assessments	25,955	22,967
Federal income tax payable	12,098	3,220
Accounts payable and other liabilities	40,712	40,089
Payable for investments purchased	7,035	—
Total liabilities	1,087,177	1,062,691
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2020 and 2019; 20,589,309 and 20,560,833 shares issued and 19,331,059 and 19,302,583 shares outstanding in 2020 and 2019, respectively	206	205
Additional paid-in capital	214,894	213,004
Treasury stock, at cost (1,258,250 shares in 2020 and 2019)	(22,370)	(22,370)
Accumulated earnings	250,888	227,165
Accumulated other comprehensive income, net	19,178	12,211
Total shareholders’ equity	462,796	430,215
Total liabilities and shareholders’ equity	$1,549,973	$1,492,906

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Gross premiums written	$80,289	$87,018	$167,360	$180,125
Ceded premiums written	(2,672)	(2,204)	(5,455)	(4,634)
Net premiums written	$77,617	$84,814	$161,905	$175,491
Net premiums earned	$75,964	$82,951	$154,954	$167,899
Net investment income	7,324	8,169	15,073	16,184
Net realized gains (losses) on investments	163	(82)	1,155	(23)
Net unrealized gains (losses) on equity securities	5,570	642	(3,193)	2,800
Loss on disposal of assets	(29)	—	(29)	—
Fee and other income	90	73	291	83
Total revenues	89,082	91,753	168,251	186,943
Expenses
Loss and loss adjustment expenses incurred	37,530	48,868	81,177	98,482
Underwriting and certain other operating costs	7,786	7,416	16,003	14,968
Commissions	5,812	6,243	11,867	12,611
Salaries and benefits	7,533	6,059	14,545	12,806
Policyholder dividends	948	998	1,971	2,098
Provision for investment related credit loss expense	82	—	56	—
Total expenses	59,691	69,584	125,619	140,965
Income before income taxes	29,391	22,169	42,632	45,978
Income tax expense	5,443	4,279	7,884	8,688
Net income	$23,948	$17,890	$34,748	$37,290
Earnings per share
Basic	$1.24	$0.93	$1.80	$1.94
Diluted	$1.24	$0.93	$1.80	$1.93
Shares used in computing earnings per share
Basic	19,280,684	19,245,592	19,273,347	19,237,401
Diluted	19,335,707	19,306,953	19,335,748	19,316,276
Cash dividends declared per common share	$0.27	$0.25	$0.54	$0.50

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$23,948	$17,890	$34,748	$37,290
Other comprehensive income:
Unrealized gain on debt securities, net of tax	5,483	4,980	6,967	10,972
Change in deferred tax valuation allowance	—	198	—	—
Comprehensive income	$29,431	$23,068	$41,715	$48,262

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2020 and 2019

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at March 31, 2020	20,561,034	$205	$213,267	(1,258,250)	$(22,370)	$232,159	$13,695	$436,956
Comprehensive income:
Net income	—	—	—	—	—	23,948	—	23,948
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	5,483	5,483
Comprehensive income:								29,431
Common stock issued	28,275	1	1,359	—	—	—	—	1,360
Share-based compensation	—	—	268	—	—	—	—	268
Dividends to shareholders	—	—	—	—	—	(5,219)	—	(5,219)
Balance at June 30, 2020	20,589,309	$206	$214,894	(1,258,250)	$(22,370)	$250,888	$19,178	$462,796

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at March 31, 2019	20,533,230	$205	$211,700	(1,258,250)	$(22,370)	$235,908	$4,962	$430,405
Comprehensive income:
Net income	—	—	—	—	—	17,890	—	17,890
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	4,980	4,980
Change in deferred tax valuation allowance	—	—	—	—	—	—	198	198
Comprehensive income:								23,068
Common stock issued	23,281	—	560	—	—	—	—	560
Share-based compensation	—	—	233	—	—	—	—	233
Dividends to shareholders	—	—	—	—	—	(4,823)	—	(4,823)
Balance at June 30, 2019	20,556,511	$205	$212,493	(1,258,250)	$(22,370)	$248,975	$10,140	$449,443

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2020 and 2019

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at December 31, 2019	20,560,833	$205	$213,004	(1,258,250)	$(22,370)	$227,165	$12,211	$430,215
Impact of adoption of ASU 2016-13	—	—	—	—	—	(594)	—	(594)
Comprehensive income:
Net income	—	—	—	—	—	34,748	—	34,748
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	6,967	6,967
Comprehensive income:								41,715
Common stock issued	28,476	1	1,359	—	—	—	—	1,360
Share-based compensation	—	—	531	—	—	—	—	531
Dividends to shareholders	—	—	—	—	—	(10,431)	—	(10,431)
Balance at June 30, 2020	20,589,309	$206	$214,894	(1,258,250)	$(22,370)	$250,888	$19,178	$462,796

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)	Total
Balance at December 31, 2018	20,528,230	$205	$211,431	(1,258,250)	$(22,370)	$221,328	$(832)	$409,762
Impact of adoption of ASU 2016-02	—	—	—	—	—	(1)	—	(1)
Comprehensive income:
Net income	—	—	—	—	—	37,290	—	37,290
Other comprehensive income:
Change in unrealized losses, net of tax	—	—	—	—	—	—	10,972	10,972
Comprehensive income:								48,262
Common stock issued upon exercise of options	5,000	—	20	—	—	—	—	20
Common stock issued	23,281	—	560	—	—	—	—	560
Share-based compensation	—	—	482	—	—	—	—	482
Dividends to shareholders	—	—	—	—	—	(9,642)	—	(9,642)
Balance at June 30, 2019	20,556,511	$205	$212,493	(1,258,250)	$(22,370)	$248,975	$10,140	$449,443

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$34,748	$37,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	496	449
Net amortization of investments	4,198	4,483
Change in investment related allowance for credit losses	56	—
Deferred income taxes	(893)	(526)
Net realized (gains) losses on investments	(1,155)	23
Net unrealized (gains) losses on equity securities	3,193	(2,800)
Net realized losses on disposal of assets	29	—
Share-based compensation	1,778	509
Changes in operating assets and liabilities:
Premiums receivable, net	(17,288)	(12,542)
Accrued interest receivable	433	111
Deferred policy acquisition costs	(717)	(816)
Amounts held by others	7,855	1
Other assets	(248)	(947)
Reserves for loss and loss adjustment expenses	(4,120)	(3,363)
Unearned premiums	6,951	7,593
Reinsurance balances	(8,054)	8,317
Amounts held for others and policyholder deposits	2,131	1,976
Accounts payable and other liabilities	12,777	(189)
Net cash provided by operating activities	42,170	39,569
Investing activities
Purchases of investments held-to-maturity	(38,658)	(67,571)
Purchases of investments available-for-sale	(29,303)	(27,356)
Purchases of equity securities	(8,770)	(2,620)
Purchases of short-term investments	(68,787)	(79,224)
Proceeds from maturities of investments held-to-maturity	59,543	73,865
Proceeds from sales and maturities of investments available-for-sale	68,430	60,494
Proceeds from sales and maturities of short-term investments	52,959	23,679
Purchases of property and equipment	(579)	(148)
Net cash provided by (used in) investing activities	34,835	(18,881)
Financing activities
Proceeds from stock option exercises	—	20
Finance lease purchases	(25)	(23)
Dividends to shareholders	(10,512)	(9,783)
Net cash used in financing activities	(10,537)	(9,786)
Change in cash and cash equivalents	66,468	10,902
Cash and cash equivalents at beginning of period	43,813	40,344
Cash and cash equivalents at end of period	$110,281	$51,246

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, manufacturing, agriculture, maritime, and oil and gas. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the six months ended June 30, 2020 and 2019.

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

In determining the amount of the credit loss allowance, the Company will consider all of the following factors:

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

The Company has elected not to establish a credit allowance for investment interest receivable.  The Company plans to continue use of the current policy for writing off investment related interest receivable balances over ninety days old.

Prospective Accounting Guidance

All issued but not yet effective accounting and reporting standards as of June 30, 2020 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Stock Options and Restricted Stock

As of June 30, 2020, the Company has two equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). In connection with the approval of the 2012 Incentive Plan by the Company’s shareholders, no further grants were made under the AMERISAFE 2005 Incentive Plan.  There are no outstanding options or restricted stock awards under the 2005 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding the Company’s incentive plans.

During the six months ended June 30, 2020, the Company issued 23,207 shares of common stock pursuant to vested performance awards and 5,269 shares of restricted common stock to non-employee directors.  The market value of these shares totaled $1.8 million.  During the six months ended June 30, 2019, the Company issued 9,391 shares of common stock pursuant to vested performance awards and 9,000 shares of restricted common stock to executive officers.  During the six months ended June 30, 2019, the Company issued 4,890 shares of restricted common stock to non-employee directors. The market value of these shares totaled $1.4 million.

During the six months ended June 30, 2020, there were no exercises of options to purchase common stock.  During the six months ended June 30, 2019, options to purchase 5,000 shares of common stock were exercised. In connection with these exercises, the Company received $20 thousand of stock option proceeds.  The Company had no stock options outstanding as of June 30, 2020.

The Company recognized share-based compensation expense of $1.0 million in the quarter ended June 30, 2020 and a negative share-based compensation expense of $0.1 million for the same period in 2019.  The Company recognized share-based compensation expense of $1.8 million in the six months ended June 30, 2020 and $0.5 million for the same period in 2019.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$23,948	$17,890	$34,748	$37,290
Basic weighted average common shares	19,280,684	19,245,592	19,273,347	19,237,401
Basic earnings per common share	$1.24	$0.93	$1.80	$1.94
Diluted EPS:
Net income	$23,948	$17,890	$34,748	$37,290
Diluted weighted average common shares:
Weighted average common shares	19,280,684	19,245,592	19,273,347	19,237,401
Stock options and restricted stock	55,023	61,361	62,401	78,875
Diluted weighted average common shares	19,335,707	19,306,953	19,335,748	19,316,276
Diluted earnings per common share	$1.24	$0.93	$1.80	$1.93

Note 4. Investments

The gross unrecognized gains and losses on, amortized cost, allowance for credit losses, carrying amount, and fair value of, those investments classified as held-to-maturity at June 30, 2020 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$469,538	$(49)	$469,489	$28,907	$(20)	$498,376
Corporate bonds	83,879	(299)	83,580	3,054	—	86,634
U.S. agency-based mortgage-backed securities	9,227	—	9,227	720	—	9,947
U.S. Treasury securities and obligations of U.S. government agencies	13,710	—	13,710	422	—	14,132
Asset-backed securities	194	(9)	185	7	—	192
Totals	$576,548	$(357)	$576,191	$33,110	$(20)	$609,281

The gross unrealized gains and losses on, and the amortized cost, allowance for credit losses, and fair value of, those investments classified as available-for-sale at June 30, 2020 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$227,932	$16,750	$—	$244,682	$—
Corporate bonds	103,713	5,711	(47)	109,377	—
U.S. agency-based mortgage-backed securities	28,581	575	—	29,156	—
U.S. Treasury securities and obligations of U.S. government agencies	31,891	1,134	—	33,025	—
Totals	$392,117	$24,170	$(47)	$416,240	$—

The gross unrealized gains and losses on, and the cost of equity securities at June 30, 2020 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$33,227	$1,425	$(1,172)	$33,480
Total equity securities	$33,227	$1,425	$(1,172)	$33,480

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

A summary of the carrying amounts and fair value of investments in fixed maturity securities, classified as held-to-maturity, by contractual maturity, is as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$59,898	$60,504	$49,967	$50,348
After one year through five years	195,398	204,082	198,025	202,109
After five years through ten years	80,484	84,789	110,460	113,877
After ten years	230,999	249,767	229,782	243,279
U.S. agency-based mortgage-backed securities	9,227	9,947	10,967	11,511
Asset-backed securities	185	192	220	219
Totals	$576,191	$609,281	$599,421	$621,343

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale, by contractual maturity, is as follows:

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$65,386	$66,197	$27,160	$27,194
After one year through five years	89,127	93,818	144,142	146,469
After five years through ten years	45,235	49,460	47,175	49,419
After ten years	163,788	177,609	177,722	188,597
U.S. agency-based mortgage-backed securities	28,581	29,156	29,499	29,467
Totals	$392,117	$416,240	$425,698	$441,146

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2020:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
June 30, 2020
Available-for-Sale
Fixed maturity securities:
Corporate bonds	3,506	47	—	—	3,506	47
Total available-for-sale securities	$3,506	$47	$—	$—	$3,506	$47

At June 30, 2020, we held 2 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position, of which none were in a continuous unrealized loss position for longer than 12 months.

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the quarter ended June 30, 2020.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at March 31, 2020	$50	$215	$—	$—	$10	$275
Provision for credit loss expense (benefit)	(1)	84	—	—	(1)	82
Allowance for securities purchased with credit deterioration	—	—	—	—	—	—
Securities charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance at June 30, 2020	$49	$299	$—	$—	$9	$357

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the six months ended June 30, 2020.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at January 1, 2020	$45	$245	$—	$—	$11	$301
Provision for credit loss expense (benefit)	4	54	—	—	(2)	56
Allowance for securities purchased with credit deterioration	—	—	—	—	—	—
Securities charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance at June 30, 2020	$49	$299	$—	$—	$9	$357

The Company has established an allowance for credit losses on 390 held-to-maturity securities totaling $0.4 million.  The majority of those securities were corporate bonds and states and political subdivisions at 32 and 355, respectively.

The Company has no allowance for credit losses on investments classified as available-for-sale for the period ended June 30, 2020.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of June 30, 2020.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized cost
	(in thousands)
AAA/AA/A ratings	$467,104	$31,595	$9,227	$13,710	$135	$521,771
Baa/BBB ratings	2,434	52,284	—	—	18	54,736
B ratings	—	—	—	—	41	41
Total	$469,538	$83,879	$9,227	$13,710	$194	$576,548

Net realized gains in the quarter ended June 30, 2020 were $0.2 million resulting from the call of fixed maturity securities.  Net realized losses in the quarter ended June 30, 2019 were $0.1 million, also from the call of fixed maturity securities.

Net realized gains in the six months ended June 30, 2020 were $1.2 million resulting primarily from the sale of fixed maturity securities classified as available-for-sale.  Net realized losses in the six months ended June 30, 2019 were immaterial.

During the second quarter of 2020, we recognized through income $5.6 million of net unrealized gains on equity securities held as of June 30, 2020.  During the second quarter of 2019, we recognized through income $0.6 million of net unrealized gains on equity securities held as of June 30, 2019.

During the six months ended June 30, 2020, we recognized through income $3.2 million of net unrealized losses on equity securities held as of June 30, 2020.  During the six months ended June 30, 2019, we recognized through income $2.8 million of net unrealized gains on equity securities held as of June 30, 2019.

Investment income is recognized as it is earned. The discount or premium on fixed maturity securities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. The Company had a valuation allowance of $1.9 million and $0.2 million against its deferred income tax benefits as of June 30, 2020 and 2019, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for the periods ended June 30, 2020 and 2019.

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

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Balance, beginning of period	$772,887	$798,409
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	95,343	107,216
Net balance, beginning of period	677,544	691,193
Add incurred related to:
Current accident year	112,342	121,727
Prior accident years	(31,165)	(23,245)
Total incurred	81,177	98,482
Less paid related to:
Current accident year	13,629	15,926
Prior accident years	78,303	77,362
Total paid	91,932	93,288
Net balance, end of period	666,789	696,387
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	101,978	98,659
Balance, end of period	$768,767	$795,046

The foregoing reconciliation reflects favorable development of the net reserves at June 30, 2020 and June 30, 2019. The favorable development reduced loss and loss adjustment expenses incurred by $31.2 million and $23.2 million in 2020 and 2019, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three and six months ended June 30, 2020.

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
	(in thousands)
Balance, beginning of period	$449	$444
Provision for credit loss benefit	(61)	(56)
Balance, end of period	$388	$388

Note 7. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $29.4 million for the three months ended June 30, 2020, compared to $23.1 million for the three months ended June 30, 2019.  Comprehensive income was $41.7 million for the six months ended June 30, 2020, compared to $48.3 million for the same period in 2019.  The difference between net income as reported and comprehensive income was due primarily to changes in unrealized gains and losses, net of tax on available-for-sale debt securities.

Comprehensive income includes net income plus unrealized gains (losses) on our available-for-sale investment securities, net of tax. In reporting comprehensive income on a net basis in the statements of comprehensive income, we used a 21 percent tax rate in 2020 and 2019 The following table illustrates the changes in the balance of each component of accumulated other comprehensive income for each period presented in the interim financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$13,695	$4,962	$12,211	$(832)
Other comprehensive income before reclassification	5,588	5,001	7,373	10,889
Amounts reclassified from accumulated other comprehensive income	(105)	(21)	(406)	83
Change in deferred tax valuation allowance	—	198	—	—
Net current period other comprehensive income	5,483	5,178	6,967	10,972
Balance, end of period	$19,178	$10,140	$19,178	$10,140

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Six Months Ended		Affected line item in the
Comprehensive Income	June 30,		June 30,		statement of income
	2020	2019	2020	2019
	(in thousands)
Unrealized gains (losses) on available-for-sale securities	$133	$26	$514	$(105)	Net realized gains (losses) on investments
	133	26	514	(105)	Income before income taxes
	(28)	(5)	(108)	22	Income tax expense
	$105	$21	$406	$(83)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2020.

At June 30, 2020, assets measured at fair value on a recurring basis are summarized below:

	June 30, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$244,682	$—	$244,682
Corporate bonds	—	109,377	—	109,377
U.S. agency-based mortgage-backed securities	—	29,156	—	29,156
U.S. Treasury securities	33,025	—	—	33,025
Total securities available-for-sale—fixed maturity	33,025	383,215	—	416,240
Equity securities:
Domestic common stock	33,480	—	—	33,480
Total	$66,505	$383,215	$—	$449,720

At June 30, 2020, assets measured at amortized cost net of allowance for credit losses are summarized below:

	June 30, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$498,376	$—	$498,376
Corporate bonds	—	86,634	—	86,634
U.S. agency-based mortgage-backed securities	—	9,947	—	9,947
U.S. Treasury securities	9,019	—	—	9,019
Obligations of U.S. government agencies	—	5,113	—	5,113
Asset-backed securities	—	192	—	192
Total held-to-maturity	$9,019	$600,262	$—	$609,281

At December 31, 2019, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$237,775	$—	$237,775
Corporate bonds	—	133,778	—	133,778
U.S. agency-based mortgage-backed securities	—	29,467	—	29,467
U.S. Treasury securities	40,126	—	—	40,126
Total securities available-for-sale—fixed maturity	$40,126	$401,020	$—	$441,146
Equity securities:
Domestic common stock	27,903	—	—	27,903
Total	$68,029	$401,020	$—	$469,049

At December 31, 2019, assets measured at amortized cost are summarized below:

	December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$485,647	$—	$485,647
Corporate bonds	—	110,925	—	110,925
U.S. agency-based mortgage-backed securities	—	11,511	—	11,511
U.S. Treasury securities	7,873	—	—	7,873
Obligations of U.S. government agencies	—	5,168	—	5,168
Asset-backed securities	—	219	—	219
Total held-to-maturity	$7,873	$613,470	$—	$621,343

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of June 30, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$576,191	$609,281	$599,421	$621,343
Fixed maturity securities—available-for-sale	416,240	416,240	441,146	441,146
Equity securities	33,480	33,480	27,903	27,903
Short-term investments	72,849	72,849	56,548	56,548
Cash and cash equivalents	110,281	110,281	43,813	43,813

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in the six months ended June 30, 2020 and 2019.

Note 10. Subsequent Events

On July 27, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per share payable on September 25, 2020 to shareholders of record as of September 11, 2020. The Board considers the payment of a regular cash dividend each calendar quarter.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2020 and 2019. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Coronavirus (COVID-19) Update

During the second quarter, AMERISAFE began gradually returning employees to our offices, with protocols in place to protect the health and safety of our employees.  Many employees also continue to work from home, assisting agents and policyholders with their workers compensation insurance.  AMERISAFE has also begun returning our Safety and Claims professionals to the field, where these professionals inspect job sites and meet with injured workers, all following health and safety guidelines. Additionally, the Company continues to work with customers utilizing virtual meeting tools along with access via phone, email and through our website.  At this point and time, the Company is conducting business with no disruption to operations.

AMERISAFE policyholders are small to mid-sized employers engaged in hazardous industries, principally construction (44%), trucking (18%), logging and lumber (8%), manufacturing (5%), agriculture (5%), maritime (2%), and oil and gas (2%) with the remainder (16%) in a wide variety of hazardous industries (based on 2019 premiums).

There continues to be uncertainty about the impact to our policyholders from COVID-19 and our customers’ business operations, including payrolls, which is a primary source of premium revenue for AMERISAFE.  In most industries and states, business continues, and in some cases the activities of our policyholders have been restricted due to the pandemic and associated recession.

Premiums in future periods will depend on the ongoing economic impact of COVID-19.   Investment income may decline, and the market value of investment securities may decrease, depending on the ongoing economic impact.

Additional Risk Factor

The impact of COVID-19 could materially affect the business operations of our insurance subsidiaries and may adversely affect our revenues, results of operations, and cash flows.

Beginning in March 2020, the global pandemic began to impact the global economy creating disruptions in economic activity impacting our business and results of operations, as well as those of our policy holders.   We cannot predict the direct or indirect ultimate impact that the economic and financial disruptions related to the COVID-19 pandemic will have on our business.  We have identified ongoing risks related to the pandemic which include a decline in demand for insurance products, a reduction in hours worked by our policyholders, an inability to collect premium balances due, potential declines in the market value of our investments and the decline in interest rates on new investments.   Additional risks include legislative, judicial and regulatory actions suspending cancellation of policies for non-payment of premiums, extension of grace periods for payment of premium balances, expansion of coverage to pay for losses not contemplated by our insurance policies, and an increase in frequency and severity related to COVID-19 compensable claims.

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

Results of Operations

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$80,289	$87,018	$167,360	$180,125
Net premiums earned	75,964	82,951	154,954	167,899
Net investment income	7,324	8,169	15,073	16,184
Total revenues	89,082	91,753	168,251	186,943
Total expenses	59,691	69,584	125,619	140,965
Net income	23,948	17,890	34,748	37,290
Diluted earnings per common share	$1.24	$0.93	$1.80	$1.93
Other Key Measures
Net combined ratio (1)	78.5%	83.9%	81.1%	84.0%
Return on average equity (2)	21.3%	16.3%	15.6%	17.4%
Book value per share (3)	$23.94	$23.29	$23.94	$23.29

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

Consolidated Results of Operations for Three Months Ended June 30, 2020 Compared to June 30, 2019

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2020 were $80.3 million, compared to $87.0 million for the same period in 2019, a decrease of 7.7%. The decrease was attributable to a $5.2 million decrease in annual premiums on voluntary policies written during the period and a $1.3 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. Premiums resulting from payroll audits and related premium adjustments in the current quarter included a $1.4 million reduction in anticipated future audit premiums.  The effective loss cost multiplier, or ELCM, for our voluntary business was 1.58 for the quarter ended June 30, 2020 compared to 1.61 for the same period in 2019.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2020 were $77.6 million, compared to $84.8 million for the same period in 2019, a decrease of 8.5%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.4% for the second quarter of 2020 compared to 2.6% for the second quarter of 2019.  The increase in ceded premiums as a percentage of gross premiums earned is due to increased pricing for our 2020 reinsurance program.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Net Premiums Earned. Net premiums earned for the second quarter of 2020 were $76.0 million, compared to $83.0 million for the same period in 2019, a decrease of 8.4%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the quarter ended June 30, 2020 was $7.3 million, compared to $8.2 million for the same period in 2019, a decrease of 10.3%.  The decrease was due to lower investment yields on fixed income securities and cash balances.  Average invested assets, including cash and cash equivalents, were $1.2 billion in the quarters ended June 30, 2020 and 2019. The pre-tax investment yield on our investment portfolio was 2.5% per annum during the quarter ended June 30, 2020 compared to 2.7% per annum during the same period in 2019. The tax-equivalent yield on our investment portfolio was 2.9% per annum for the quarter ended June 30, 2020 and 3.1% for the same period in 2019. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended June 30, 2020 totaled $0.2 million compared to immaterial net realized losses for the same period in 2019. Net realized gains in the second quarter of 2020 were attributable to the call of fixed maturity securities.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized gains on equity securities for the three months ended June 30, 2020 were $5.6 million compared to net unrealized gains of $0.6 million for the same period in 2019.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $37.5 million for the three months ended June 30, 2020, compared to $48.9 million for the same period in 2019, a decrease of $11.3 million, or 23.2%. The current accident year loss and LAE incurred were $55.1 million, or 72.5% of net premiums earned, compared to $60.1 million, or 72.5% of net premiums earned for the same period in 2019. We recorded favorable prior accident year development of $17.5 million in the second quarter of 2020, compared to favorable prior accident year development of $11.3 million in the same period of 2019, as further discussed below in “Prior Year Development.” Our net loss ratio was 49.4% in the second quarter of 2020, compared to 58.9% for the same period of 2019.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2020 were $21.1 million, compared to $19.7 million for the same period in 2019, an increase of 7.2%. This increase was primarily due to an increase in compensation expense of $1.5 million due to a $1.0 million lower estimate of variable share price based incentive compensation recorded in last year’s second quarter.  In addition, there was a $0.7 million increase in insurance related assessments due to a refund of an assessment recorded in last year’s second quarter and a $0.4 million increase in accounts receivable write-offs.  Offsetting these increases was a $0.4 million decrease in commission expense.  Our expense ratio was 27.8% in the second quarter of 2020 compared to 23.8% in the second quarter of 2019 partially as a result of lower earned premium and partially due to slightly higher expenses.

Income Tax Expense. Income tax expense for the three months ended June 30, 2020 was $5.4 million, compared to $4.3 million for the same period in 2019. The increase was attributable to an increase in the pre-tax income to $29.4 million in the quarter ended June 30, 2020 from $22.2 million in the same period in 2019. The effective tax rate for the Company decreased to 18.5% in the quarter ended June 30, 2020 from 19.3% in the same period in 2019. The decrease in the effective tax rate is due to a higher proportion of tax-exempt income to underwriting income in 2020 relative to 2019.

Consolidated Results of Operations for Six Months Ended June 30, 2020 Compared to June 30, 2019

Gross Premiums Written. Gross premiums written for the six months ended June 30, 2020 were $167.4 million, compared to $180.1 million for the same period in 2019, a decrease of 7.1%. The decrease was attributable to a $10.2 million decrease in annual premiums on voluntary policies written during the period and a $2.2 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.  Premiums resulting from payroll audits and related premium adjustments in the current year included a $1.9 million reduction in anticipated future audit premiums.  The ELCM for our voluntary business was 1.57 for the six months ended June 30, 2020 compared to 1.60 for the same period in 2019.

Net Premiums Written. Net premiums written for the six months ended June 30, 2020 were $161.9 million, compared to $175.5 million for the same period in 2019, a decrease of 7.7%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.4% for the first six months of 2020 compared to 2.7% for the same period in 2019.  The increase in ceded premiums as a percentage of gross premiums earned is due to increased pricing for our 2020 reinsurance program.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Net Premiums Earned. Net premiums earned for the six months ended June 30, 2020 were $155.0 million, compared to $167.9 million for the same period in 2019, a decrease of 7.7%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the first six months of 2020 was $15.1 million, compared to $16.2 million for the same period in 2019, a decrease of 6.9%. The decrease was due to lower investment yields on fixed income securities and cash balances.  Average invested assets, including cash and cash equivalents were $1.2 billion in the six months ended June 30, 2020 and 2019. The pre-tax investment yield on our investment portfolio was 2.5% per annum during the six months ended June 30, 2020 compared to 2.7% per annum for the same period in 2019. The tax-equivalent yield on our investment portfolio was 2.9% per annum for the first six months of 2020 compared to 3.1% in the same period in 2019. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the six months ended June 30, 2020 were $1.2 million compared to immaterial net realized losses for the same period in 2019.  Net realized gains in the first six months of 2020 were attributable to sales and calls of fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized losses on equity securities for the six months ended June 30, 2020 were $3.2 million compared to net unrealized gains of $2.8 million for the same period in 2019.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $81.2 million for the six months ended June 30, 2020, compared to $98.5 million for the same period in 2019, a decrease of $17.3 million, or 17.6%. The current accident year loss and LAE incurred were $112.3 million, or 72.5% of net premiums earned, compared to $121.7 million, or 72.5% of net premiums earned, for the same period in 2019. We recorded favorable prior accident year development of $31.2 million in the first six months of 2020, compared to favorable prior accident year development of $23.2 million in the same period of 2019, as further discussed below in “Prior Year Development.” Our net loss ratio was 52.4% in the first six months of 2020, compared to 58.7% for the same period of 2019.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the six months ended June 30, 2020 were $42.4 million, compared to $40.4 million for the same period in 2019, an increase of 5.0%. This increase was primarily due to an increase in compensation expense of $1.7 million due to a $1.2 million lower estimate of variable share price based incentive compensation costs recorded in the prior year.  In addition, there was a $1.2 million increase in insurance related assessments due to favorable lower assessment costs recorded in prior year, and a $0.6 million increase in accounts receivable write-offs.  Offsetting these increases were a $0.7 million decrease in commission expense and a $0.5 million decrease in travel and travel related items.  Our expense ratio was 27.4% in the first six months of 2020 compared to 24.1% for the same period in 2019 partially as a result of lower earned premium and partially due to slightly higher expenses.

Income Tax Expense. Income tax expense for the six months ended June 30, 2020 was $7.9 million, compared to $8.7 million for the same period in 2019. The decrease was attributable to a decrease in pre-tax income to $42.6 million in the first six months of 2020 from $46.0 million in the first six months of 2019. The effective tax rate for the Company decreased to 18.5% for the six months ended June 30, 2020 from 18.9% for the six months ended June 30, 2019.  The decrease in the effective tax rate is due to a higher proportion of tax-exempt income to underwriting income for the six months ended June 30, 2020 compared with the six months ended June 30, 2019.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $42.2 million for the six months ended June 30, 2020, which represented a $2.6 million increase from $39.6 million in net cash provided by operating activities for the six months ended June 30, 2019. This increase in operating cash flow was due to an $11.3 million decrease in federal taxes paid, a $7.9 million decrease in amounts held by others and a $3.0 million decrease in underwriting expenses paid.  Offsetting these amounts were an $18.5 million decrease in premium cash receipts and a $1.1 million decrease in investment income.

Net cash provided by investing activities was $34.8 million for the six months ended June 30, 2020, compared to net cash used in investment activities of $18.9 million for the same period in 2019. Cash provided by sales and maturities of investments totaled $180.9 million for the six months ended June 30, 2020, compared to $158.0 million for the same period in 2019. A total of $145.5 million in cash was used to purchase investments in the six months ended June 30, 2020, compared to $176.8 million in purchases for the same period in 2019.

Net cash used in financing activities in the six months ended June 30, 2020 was $10.5 million compared to net cash used in financing activities of $9.8 million for the same period in 2019. In the six months ended June 30, 2020, $10.5 million of cash was used for dividends paid to shareholders compared to $9.8 million in the same period of 2019.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.2 billion at June 30, 2020 and December 31, 2019. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity.  Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2020, is shown in the following table:

	Carrying Amount	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$469,489	38.8%
Corporate bonds	83,580	6.9%
U.S. agency-based mortgage-backed securities	9,227	0.8%
U.S. Treasury securities and obligations of U.S. government agencies	13,710	1.2%
Asset-backed securities	185	—
Total fixed maturity securities—held-to-maturity	576,191	47.7%
Fixed maturity securities—available-for-sale:
States and political subdivisions	244,682	20.2%
Corporate bonds	109,377	9.1%
U.S. agency-based mortgage-backed securities	29,156	2.4%
U.S. Treasury securities and obligations of U.S. government agencies	33,025	2.7%
Total fixed maturity securities—available-for-sale	416,240	34.4%
Equity securities	33,480	2.8%
Short-term investments	72,849	6.0%
Cash and cash equivalents	110,281	9.1%
Total investments, including cash and cash equivalents	$1,209,041	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year development of $17.5 million in the three months ended June 30, 2020. The table below sets forth the favorable development for the three and six months ended June 30, 2020 and 2019 for accident years 2015 through 2019 and, collectively, for all accident years prior to 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Accident Year
2019	$—	$—	$—	$—
2018	5.9	—	5.9	—
2017	2.8	1.3	5.7	1.3
2016	2.8	3.3	5.9	9.3
2015	3.7	2.9	6.7	5.0
Prior to 2015	2.3	3.8	7.0	7.6
Total net development	$17.5	$11.3	$31.2	$23.2

The table below sets forth the number of open claims as of June 30, 2020 and 2019, and the number of claims reported and closed during the three and six months then ended.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Open claims at beginning of period	4,910	4,963	5,053	5,190
Claims reported	1,004	1,339	2,106	2,560
Claims closed	(1,293)	(1,324)	(2,538)	(2,772)
Open claims at end of period	4,621	4,978	4,621	4,978

The number of open claims at June 30, 2020 decreased by 357 claims as compared to the number of open claims at June 30, 2019. At June 30, 2020, our incurred amounts for certain accident years, particularly 2015 through 2018, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of June 30, 2020, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of June 30, 2020, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million.  The Company had $25.0 million available for future purchases at June 30, 2020 under this program.  There were no shares repurchased during the three months ended June 30, 2020 and 2019. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations.  It is anticipated that future purchases will be funded from available capital.

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

AMERISAFE, INC.

July 31, 2020	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

July 31, 2020	/s/ Neal A. Fuller
Neal A. Fuller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)