Form 10-Q
period 2020-09-30
AMERISAFE INC
filed 2020-10-30
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of October 26, 2020, there were 19,331,059 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $288 and $0 in 2020 and 2019, respectively, (fair value $607,339 and $621,343 in 2020 and 2019, respectively)	$572,508	$599,421
Fixed maturity securities—available-for-sale, at fair value (amortized cost $401,063, allowance for credit losses of $0 in 2020 and amortized cost $425,698, allowance for credit losses of $0 in 2019)	426,237	441,146
Equity securities, at fair value (cost $34,725 and $24,457 in 2020 and 2019, respectively)	35,822	27,903
Short-term investments	90,826	56,548
Total investments	1,125,393	1,125,018
Cash and cash equivalents	88,168	43,813
Amounts recoverable from reinsurers (net of allowance for credit losses of $379 and $0 in 2020 and 2019, respectively)	97,955	95,913
Premiums receivable (net of allowance for credit losses of $5,264 and $5,112 in 2020 and 2019, respectively)	171,128	157,953
Deferred income taxes	17,014	17,513
Accrued interest receivable	9,495	9,730
Property and equipment, net	6,227	6,331
Deferred policy acquisition costs	19,237	19,048
Other assets	12,204	17,587
Total assets	$1,546,821	$1,492,906
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$759,912	$772,887
Unearned premiums	143,228	140,873
Amounts held for others	42,749	37,937
Policyholder deposits	41,960	44,718
Insurance-related assessments	20,902	22,967
Federal income tax payable	4,785	3,220
Accounts payable and other liabilities	41,105	40,089
Payable for investments purchased	10,270	—
Total liabilities	1,064,911	1,062,691
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2020 and 2019; 20,589,309 and 20,560,833 shares issued and 19,331,059 and 19,302,583 shares outstanding in 2020 and 2019, respectively	206	205
Additional paid-in capital	215,140	213,004
Treasury stock, at cost (1,258,250 shares in 2020 and 2019)	(22,370)	(22,370)
Accumulated earnings	269,022	227,165
Accumulated other comprehensive income, net	19,912	12,211
Total shareholders’ equity	481,910	430,215
Total liabilities and shareholders’ equity	$1,546,821	$1,492,906

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Gross premiums written	$72,648	$82,629	$240,008	$262,754
Ceded premiums written	(2,473)	(2,170)	(7,928)	(6,804)
Net premiums written	$70,175	$80,459	$232,080	$255,950
Net premiums earned	$74,771	$82,712	$229,725	$250,611
Net investment income	7,063	8,264	22,136	24,448
Net realized gains (losses) on investments	309	(4)	1,464	(27)
Net unrealized gains (losses) on equity securities	844	365	(2,349)	3,165
Loss on disposal of assets	—	(2)	(29)	(2)
Fee and other income	18	153	309	236
Total revenues	83,005	91,488	251,256	278,431
Expenses
Loss and loss adjustment expenses incurred	39,789	44,325	120,966	142,807
Underwriting and certain other operating costs	1,334	6,736	17,337	21,704
Commissions	5,608	6,153	17,475	18,764
Salaries and benefits	6,960	6,396	21,505	19,202
Policyholder dividends	714	1,265	2,685	3,363
Provision for investment related credit loss benefit	(69)	—	(13)	—
Total expenses	54,336	64,875	179,955	205,840
Income before income taxes	28,669	26,613	71,301	72,591
Income tax expense	5,316	5,227	13,200	13,915
Net income	$23,353	$21,386	$58,101	$58,676
Earnings per share
Basic	$1.21	$1.11	$3.01	$3.05
Diluted	$1.21	$1.11	$3.00	$3.04
Shares used in computing earnings per share
Basic	19,299,921	19,256,069	19,282,263	19,243,689
Diluted	19,358,682	19,302,551	19,345,952	19,320,199
Cash dividends declared per common share	$0.27	$0.25	$0.81	$0.75

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$23,353	$21,386	$58,101	$58,676
Other comprehensive income:
Unrealized gain on debt securities, net of tax	734	2,475	7,701	13,447
Comprehensive income	$24,087	$23,861	$65,802	$72,123

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended September 30, 2020 and 2019

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at June 30, 2020	20,589,309	$206	$214,894	(1,258,250)	$(22,370)	$250,888	$19,178	$462,796
Comprehensive income:
Net income	—	—	—	—	—	23,353	—	23,353
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	734	734
Comprehensive income:								24,087
Share-based compensation	—	—	246	—	—	—	—	246
Dividends to shareholders	—	—	—	—	—	(5,219)	—	(5,219)
Balance at September 30, 2020	20,589,309	$206	$215,140	(1,258,250)	$(22,370)	$269,022	$19,912	$481,910

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at June 30, 2019	20,556,511	$205	$212,493	(1,258,250)	$(22,370)	$248,975	$10,140	$449,443
Comprehensive income:
Net income	—	—	—	—	—	21,386	—	21,386
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	2,475	2,475
Comprehensive income:								23,861
Common stock issued	2,048	—	(1)	—	—	—	—	(1)
Share-based compensation	—	—	251	—	—	—	—	251
Dividends to shareholders	—	—	—	—	—	(4,825)	—	(4,825)
Balance at September 30, 2019	20,558,559	$205	$212,743	(1,258,250)	$(22,370)	$265,536	$12,615	$468,729

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2020 and 2019

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at December 31, 2019	20,560,833	$205	$213,004	(1,258,250)	$(22,370)	$227,165	$12,211	$430,215
Impact of adoption of ASU 2016-13	—	—	—	—	—	(594)	—	(594)
Comprehensive income:
Net income	—	—	—	—	—	58,101	—	58,101
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	7,701	7,701
Comprehensive income:								65,802
Common stock issued	28,476	1	1,359	—	—	—	—	1,360
Share-based compensation	—	—	777	—	—	—	—	777
Dividends to shareholders	—	—	—	—	—	(15,650)	—	(15,650)
Balance at September 30, 2020	20,589,309	$206	$215,140	(1,258,250)	$(22,370)	$269,022	$19,912	$481,910

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)	Total
Balance at December 31, 2018	20,528,230	$205	$211,431	(1,258,250)	$(22,370)	$221,328	$(832)	$409,762
Impact of adoption of ASU 2016-02	—	—	—	—	—	(1)	—	(1)
Comprehensive income:
Net income	—	—	—	—	—	58,676	—	58,676
Other comprehensive income:
Change in unrealized losses, net of tax	—	—	—	—	—	—	13,447	13,447
Comprehensive income:								72,123
Common stock issued upon exercise of options	5,000	—	20	—	—	—	—	20
Common stock issued	25,329	—	559	—	—	—	—	559
Share-based compensation	—	—	733	—	—	—	—	733
Dividends to shareholders	—	—	—	—	—	(14,467)	—	(14,467)
Balance at September 30, 2019	20,558,559	$205	$212,743	(1,258,250)	$(22,370)	$265,536	$12,615	$468,729

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$58,101	$58,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	738	684
Net amortization of investments	6,206	6,520
Change in investment related allowance for credit losses	(13)	—
Deferred income taxes	(1,398)	(203)
Net realized (gains) losses on investments	(1,464)	27
Net unrealized (gains) losses on equity securities	2,349	(3,165)
Net realized losses on disposal of assets	29	2
Share-based compensation	2,594	882
Changes in operating assets and liabilities:
Premiums receivable, net	(13,175)	(8,171)
Accrued interest receivable	235	(207)
Deferred policy acquisition costs	(189)	(607)
Amounts held by others	7,855	—
Other assets	(387)	(949)
Reserves for loss and loss adjustment expenses	(12,975)	(7,597)
Unearned premiums	2,355	5,339
Reinsurance balances	(2,485)	9,140
Amounts held for others and policyholder deposits	2,054	2,416
Federal income taxes payable	1,565	(1,863)
Accounts payable and other liabilities	(1,127)	1,554
Net cash provided by operating activities	50,868	62,478
Investing activities
Purchases of investments held-to-maturity	(62,190)	(115,712)
Purchases of investments available-for-sale	(61,023)	(46,104)
Purchases of equity securities	(10,267)	(4,120)
Purchases of short-term investments	(96,484)	(79,224)
Proceeds from maturities of investments held-to-maturity	86,153	120,498
Proceeds from sales and maturities of investments available-for-sale	91,493	90,244
Proceeds from sales and maturities of short-term investments	62,387	73,039
Purchases of property and equipment	(663)	(858)
Net cash provided by investing activities	9,406	37,763
Financing activities
Proceeds from stock option exercises	—	20
Finance lease purchases	(37)	(35)
Dividends to shareholders	(15,882)	(14,700)
Net cash used in financing activities	(15,919)	(14,715)
Change in cash and cash equivalents	44,355	85,526
Cash and cash equivalents at beginning of period	43,813	40,344
Cash and cash equivalents at end of period	$88,168	$125,870

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, manufacturing, agriculture, maritime, and oil and gas. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the nine months ended September 30, 2020 and 2019.

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

Prospective Accounting Guidance

All issued but not yet effective accounting and reporting standards as of September 30, 2020 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Stock Options and Restricted Stock

As of September 30, 2020, the Company has two equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding the Company’s incentive plans.

During the nine months ended September 30, 2020, the Company issued 23,207 shares of common stock pursuant to vested performance awards and 5,269 shares of restricted common stock to non-employee directors.  The market value of these shares totaled $1.8 million.  During the nine months ended September 30, 2019, the Company issued 9,391 shares of common stock pursuant to vested performance awards and 11,048 shares of restricted common stock to executive officers.  During the nine months ended September 30, 2019, the Company issued 4,890 shares of restricted common stock to non-employee directors. The market value of these shares totaled $1.5 million.

During the nine months ended September 30, 2020, there were no exercises of options to purchase common stock.  During the nine months ended September 30, 2019, options to purchase 5,000 shares of common stock were exercised. In connection with these exercises, the Company received $20 thousand of stock option proceeds.  The Company had no stock options outstanding as of September 30, 2020.

The Company recognized share-based compensation expense of $0.8 million in the quarter ended September 30, 2020 and $0.4 million for the same period in 2019.  The Company recognized share-based compensation expense of $2.6 million in the nine months ended September 30, 2020 and $0.9 million for the same period in 2019.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$23,353	$21,386	$58,101	$58,676
Basic weighted average common shares	19,299,921	19,256,069	19,282,263	19,243,689
Basic earnings per common share	$1.21	$1.11	$3.01	$3.05
Diluted EPS:
Net income	$23,353	$21,386	$58,101	$58,676
Diluted weighted average common shares:
Weighted average common shares	19,299,921	19,256,069	19,282,263	19,243,689
Stock options and restricted stock	58,761	46,482	63,689	76,510
Diluted weighted average common shares	19,358,682	19,302,551	19,345,952	19,320,199
Diluted earnings per common share	$1.21	$1.11	$3.00	$3.04

Note 4. Investments

The gross unrecognized gains and losses on, amortized cost, allowance for credit losses, carrying amount, and fair value of, those investments classified as held-to-maturity at September 30, 2020 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$471,913	$(38)	$471,875	$30,756	$(8)	$502,623
Corporate bonds	70,721	(242)	70,479	3,106	—	73,585
U.S. agency-based mortgage-backed securities	8,070	—	8,070	644	—	8,714
U.S. Treasury securities and obligations of U.S. government agencies	21,914	—	21,914	326	—	22,240
Asset-backed securities	178	(8)	170	7	—	177
Totals	$572,796	$(288)	$572,508	$34,839	$(8)	$607,339

The gross unrealized gains and losses on, and the amortized cost, allowance for credit losses, and fair value of, those investments classified as available-for-sale at September 30, 2020 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$257,169	$18,235	$(33)	$275,371	$—
Corporate bonds	91,162	5,492	(25)	96,629	—
U.S. agency-based mortgage-backed securities	23,850	460	—	24,310	—
U.S. Treasury securities and obligations of U.S. government agencies	28,882	1,045	—	29,927	—
Totals	$401,063	$25,232	$(58)	$426,237	$—

The gross unrealized gains and losses on, and the cost of equity securities at September 30, 2020 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$34,725	$2,232	$(1,135)	$35,822
Total equity securities	$34,725	$2,232	$(1,135)	$35,822

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

A summary of the carrying amounts and fair value of investments in fixed maturity securities, classified as held-to-maturity, by contractual maturity, is as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$63,982	$64,630	$49,967	$50,348
After one year through five years	182,355	190,897	198,025	202,109
After five years through ten years	94,035	99,644	110,460	113,877
After ten years	223,896	243,277	229,782	243,279
U.S. agency-based mortgage-backed securities	8,070	8,714	10,967	11,511
Asset-backed securities	170	177	220	219
Totals	$572,508	$607,339	$599,421	$621,343

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale, by contractual maturity, is as follows:

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$61,469	$62,203	$27,160	$27,194
After one year through five years	90,936	96,406	144,142	146,469
After five years through ten years	56,622	60,484	47,175	49,419
After ten years	168,186	182,834	177,722	188,597
U.S. agency-based mortgage-backed securities	23,850	24,310	29,499	29,467
Totals	$401,063	$426,237	$425,698	$441,146

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2020:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
September 30, 2020
Available-for-Sale
Fixed maturity securities:
States and political subdivisions	$4,329	$33	$—	$—	$4,329	$33
Corporate bonds	2,511	25	—	—	2,511	25
Total available-for-sale securities	$6,840	$58	$—	$—	$6,840	$58

At September 30, 2020, we held 8 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position, of which none were in a continuous unrealized loss position for longer than 12 months.

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the quarter ended September 30, 2020.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at June 30, 2020	$49	$299	$—	$—	$9	$357
Provision for credit loss benefit	(11)	(57)	—	—	(1)	(69)
Allowance for securities purchased with credit deterioration	—	—	—	—	—	—
Securities charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance at September 30, 2020	$38	$242	$—	$—	$8	$288

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the nine months ended September 30, 2020.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at January 1, 2020	$45	$245	$—	$—	$11	$301
Provision for credit loss benefit	(7)	(3)	—	—	(3)	(13)
Allowance for securities purchased with credit deterioration	—	—	—	—	—	—
Securities charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance at September 30, 2020	$38	$242	$—	$—	$8	$288

The Company has established an allowance for credit losses on 400 held-to-maturity securities totaling $0.3 million.  The majority of those securities were states and political subdivisions and corporate bonds at 369 and 28, respectively.

The Company has no allowance for credit losses on investments classified as available-for-sale for the period ended September 30, 2020.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of September 30, 2020.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized cost
	(in thousands)
AAA/AA/A ratings	$469,485	$30,085	$8,070	$21,914	$124	$529,678
Baa/BBB ratings	2,428	40,636	—	—	18	43,082
B ratings	—	—	—	—	36	36
Total	$471,913	$70,721	$8,070	$21,914	$178	$572,796

Net realized gains in the quarter ended September 30, 2020 were $0.3 million resulting from the call of fixed maturity securities.  Net realized losses in the quarter ended September 30, 2019 were immaterial.

Net realized gains in the nine months ended September 30, 2020 were $1.5 million resulting primarily from the sale of fixed maturity securities classified as available-for-sale and from called fixed maturity securities.  Net realized losses in the nine months ended September 30, 2019 were immaterial.

During the third quarter of 2020, we recognized through income $0.8 million of net unrealized gains on equity securities held as of September 30, 2020.  During the third quarter of 2019, we recognized through income $0.4 million of net unrealized gains on equity securities held as of September 30, 2019.

During the nine months ended September 30, 2020, we recognized through income $2.3 million of net unrealized losses on equity securities held as of September 30, 2020.  During the nine months ended September 30, 2019, we recognized through income $3.2 million of net unrealized gains on equity securities held as of September 30, 2019.

Investment income is recognized as it is earned. The discount or premium on fixed maturity securities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. The Company had a valuation allowance of $2.1 million and $0.2 million against its deferred income tax benefits as of September 30, 2020 and 2019, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for the periods ended September 30, 2020 and 2019.

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

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Balance, beginning of period	$772,887	$798,409
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	95,343	107,216
Net balance, beginning of period	677,544	691,193
Add incurred related to:
Current accident year	166,551	181,693
Prior accident years	(45,585)	(38,886)
Total incurred	120,966	142,807
Less paid related to:
Current accident year	27,986	35,512
Prior accident years	105,832	105,590
Total paid	133,818	141,102
Net balance, end of period	664,692	692,898
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	95,220	97,914
Balance, end of period	$759,912	$790,812

The foregoing reconciliation reflects favorable development of the net reserves at September 30, 2020 and September 30, 2019. The favorable development reduced loss and loss adjustment expenses incurred by $45.6 million and $38.9 million in 2020 and 2019, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three and nine months ended September 30, 2020.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
	(in thousands)
Balance, beginning of period	$388	$444
Provision for credit loss benefit	(9)	(65)
Balance, end of period	$379	$379

Note 7. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $24.1 million for the three months ended September 30, 2020, compared to $23.9 million for the three months ended September 30, 2019.  Comprehensive income was $65.8 million for the nine months ended September 30, 2020, compared to $72.1 million for the same period in 2019.  The difference between net income as reported and comprehensive income was due primarily to changes in unrealized gains and losses, net of tax on available-for-sale debt securities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$19,178	$10,140	$12,211	$(832)
Other comprehensive income before reclassification	1,316	2,467	8,317	12,844
Amounts reclassified from accumulated other comprehensive income	(582)	8	(616)	603
Net current period other comprehensive income	734	2,475	7,701	13,447
Balance, end of period	$19,912	$12,615	$19,912	$12,615

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Nine Months Ended		Affected line item in the
Comprehensive Income	September 30,		September 30,		statement of income
	2020	2019	2020	2019
	(in thousands)
Unrealized gains (losses) on available-for-sale securities	$737	$(10)	$780	$(764)	Net realized gains (losses) on investments
	737	(10)	780	(764)	Income before income taxes
	(155)	2	(164)	161	Income tax expense
	$582	$(8)	$616	$(603)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2020.

At September 30, 2020, assets measured at fair value on a recurring basis are summarized below:

	September 30, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$275,371	$—	$275,371
Corporate bonds	—	96,629	—	96,629
U.S. agency-based mortgage-backed securities	—	24,310	—	24,310
U.S. Treasury securities	29,927	—	—	29,927
Total securities available-for-sale—fixed maturity	29,927	396,310	—	426,237
Equity securities:
Domestic common stock	35,822	—	—	35,822
Total	$65,749	$396,310	$—	$462,059

At September 30, 2020, assets measured at amortized cost net of allowance for credit losses are summarized below:

	September 30, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$502,623	$—	$502,623
Corporate bonds	—	73,585	—	73,585
U.S. agency-based mortgage-backed securities	—	8,714	—	8,714
U.S. Treasury securities	17,190	—	—	17,190
Obligations of U.S. government agencies	—	5,050	—	5,050
Asset-backed securities	—	177	—	177
Total held-to-maturity	$17,190	$590,149	$—	$607,339

At December 31, 2019, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$237,775	$—	$237,775
Corporate bonds	—	133,778	—	133,778
U.S. agency-based mortgage-backed securities	—	29,467	—	29,467
U.S. Treasury securities	40,126	—	—	40,126
Total securities available-for-sale—fixed maturity	$40,126	$401,020	$—	$441,146
Equity securities:
Domestic common stock	27,903	—	—	27,903
Total	$68,029	$401,020	$—	$469,049

At December 31, 2019, assets measured at amortized cost are summarized below:

	December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$485,647	$—	$485,647
Corporate bonds	—	110,925	—	110,925
U.S. agency-based mortgage-backed securities	—	11,511	—	11,511
U.S. Treasury securities	7,873	—	—	7,873
Obligations of U.S. government agencies	—	5,168	—	5,168
Asset-backed securities	—	219	—	219
Total held-to-maturity	$7,873	$613,470	$—	$621,343

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of September 30, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$572,508	$607,339	$599,421	$621,343
Fixed maturity securities—available-for-sale	426,237	426,237	441,146	441,146
Equity securities	35,822	35,822	27,903	27,903
Short-term investments	90,826	90,826	56,548	56,548
Cash and cash equivalents	88,168	88,168	43,813	43,813

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in the nine months ended September 30, 2020 and 2019.

Note 10. Subsequent Events

On October 26, 2020, the Company’s Board of Directors declared an extraordinary dividend of $3.50 per share payable on November 18, 2020 to shareholders of record as of November 11, 2020.

On October 26, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per share payable on December 18, 2020 to shareholders of record as of December 4, 2020. The Board considers the payment of a regular cash dividend each calendar quarter.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2020 and 2019. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$72,648	$82,629	$240,008	$262,754
Net premiums earned	74,771	82,712	229,725	250,611
Net investment income	7,063	8,264	22,136	24,448
Total revenues	83,005	91,488	251,256	278,431
Total expenses	54,336	64,875	179,955	205,840
Net income	23,353	21,386	58,101	58,676
Diluted earnings per common share	$1.21	$1.11	$3.00	$3.04
Other Key Measures
Net combined ratio (1)	72.8%	78.4%	78.4%	82.1%
Return on average equity (2)	19.8%	18.6%	17.0%	17.8%
Book value per share (3)	$24.93	$24.29	$24.93	$24.29

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

Consolidated Results of Operations for Three Months Ended September 30, 2020 Compared to September 30, 2019

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2020 were $72.6 million, compared to $82.6 million for the same period in 2019, a decrease of 12.1%. The decrease was attributable to an $8.3 million decrease in annual premiums on voluntary policies written during the period, a $0.9 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters, and a $0.5 million decrease in assumed premium from mandatory pooling arrangements. The effective loss cost multiplier, or ELCM, for our voluntary business was 1.59 for the quarter ended September 30, 2020 compared to 1.62 for the same period in 2019.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2020 were $70.2 million, compared to $80.5 million for the same period in 2019, a decrease of 12.8%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.2% for the third quarter of 2020 compared to 2.6% for the third quarter of 2019.  The increase in ceded premiums as a percentage of gross premiums earned is due to increased pricing for our 2020 reinsurance program.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Net Premiums Earned. Net premiums earned for the third quarter of 2020 were $74.8 million, compared to $82.7 million for the same period in 2019, a decrease of 9.6%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the quarter ended September 30, 2020 was $7.1 million, compared to $8.3 million for the same period in 2019, a decrease of 14.5%.  The decrease was due to lower investment yields on fixed income securities and cash balances.  Average invested assets, including cash and cash equivalents, were $1.2 billion in the quarters ended September 30, 2020 and 2019. The pre-tax investment yield on our investment portfolio was 2.3% per annum during the quarter ended September 30, 2020 compared to 2.7% per annum during the same period in 2019. The tax-equivalent yield on our investment portfolio was 2.8% per annum for the quarter ended September 30, 2020 and 3.1% for the same period in 2019. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended September 30, 2020 totaled $0.3 million compared to immaterial net realized losses for the same period in 2019. Net realized gains in the third quarter of 2020 were attributable to the call of fixed maturity securities.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized gains on equity securities for the three months ended September 30, 2020 were $0.8 million compared to net unrealized gains of $0.4 million for the same period in 2019.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $39.8 million for the three months ended September 30, 2020, compared to $44.3 million for the same period in 2019, a decrease of $4.5 million, or 10.2%. The current accident year loss and LAE incurred were $54.2 million, or 72.5% of net premiums earned, compared to $60.0 million, or 72.5% of net premiums earned for the same period in 2019. We recorded favorable prior accident year development of $14.4 million in the third quarter of 2020, compared to favorable prior accident year development of $15.6 million in the same period of 2019, as further discussed below in “Prior Year Development.” Our net loss ratio was 53.2% in the third quarter of 2020, compared to 53.6% for the same period of 2019.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2020 were $13.9 million, compared to $19.3 million for the same period in 2019, a decrease of 27.9%. This decrease was primarily due to a decrease in insurance related assessments of $5.3 million and a $0.5 million decrease in commission expense.  The decrease in insurance related assessments included an adjustment of $5.7 million due to the early termination of an assessment related to a state multiple injury fund.  Offsetting these decreases was an increase of $0.6 million in compensation expense due to a decrease in the estimate of variable share price based incentive compensation recorded in last year’s third quarter.  Our expense ratio was 18.6% in the third quarter of 2020 compared to 23.3% in the third quarter of 2019.

Income Tax Expense. Income tax expense for the three months ended September 30, 2020 was $5.3 million, compared to $5.2 million for the same period in 2019. The increase was attributable to an increase in the pre-tax income to $28.7 million in the quarter ended September 30, 2020 from $26.6 million in the same period in 2019. The effective tax rate for the Company decreased to 18.5% in the quarter ended September 30, 2020 from 19.6% in the same period in 2019. The decrease in the effective tax rate is due to a higher proportion of tax-exempt income to underwriting income in 2020 relative to 2019.

Consolidated Results of Operations for Nine Months Ended September 30, 2020 Compared to September 30, 2019

Gross Premiums Written. Gross premiums written for the nine months ended September 30, 2020 were $240.0 million, compared to $262.8 million for the same period in 2019, a decrease of 8.7%. The decrease was attributable to an $18.5 million decrease in annual premiums on voluntary policies written during the period and a $3.1 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.  Premiums resulting from payroll audits and related premium adjustments in the current year included a $2.1 million reduction in anticipated future audit premiums.  The ELCM for our voluntary business was 1.58 for the nine months ended September 30, 2020 compared to 1.61 for the same period in 2019.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2020 were $232.1 million, compared to $256.0 million for the same period in 2019, a decrease of 9.3%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.3% for the first nine months of 2020 compared to 2.6% for the same period in 2019.  The increase in ceded premiums as a percentage of gross premiums earned is due to increased pricing for our 2020 reinsurance program.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Net Premiums Earned. Net premiums earned for the nine months ended September 30, 2020 were $229.7 million, compared to $250.6 million for the same period in 2019, a decrease of 8.3%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the first nine months of 2020 was $22.1 million, compared to $24.4 million for the same period in 2019, a decrease of 9.5%. The decrease was due to lower investment yields on fixed income securities and cash balances.  Average invested assets, including cash and cash equivalents were $1.2 billion in the nine months ended September 30, 2020 and 2019. The pre-tax investment yield on our investment portfolio was 2.5% per annum during the nine months ended September 30, 2020 compared to 2.7% per annum for the same period in 2019. The tax-equivalent yield on our investment portfolio was 2.8% per annum for the first nine months of 2020 compared to 3.1% in the same period in 2019. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the nine months ended September 30, 2020 were $1.5 million compared to immaterial net realized losses for the same period in 2019.  Net realized gains in the first nine months of 2020 were attributable to sales and calls of fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized losses on equity securities for the nine months ended September 30, 2020 were $2.3 million compared to net unrealized gains of $3.2 million for the same period in 2019.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $121.0 million for the nine months ended September 30, 2020, compared to $142.8 million for the same period in 2019, a decrease of $21.8 million, or 15.3%. The current accident year loss and LAE incurred were $166.6 million, or 72.5% of net premiums earned, compared to $181.7 million, or 72.5% of net premiums earned, for the same period in 2019. We recorded favorable prior accident year development of $45.6 million in the first nine months of 2020, compared to favorable prior accident year development of $38.9 million in the same period of 2019, as further discussed below in “Prior Year Development.” Our net loss ratio was 52.7% in the first nine months of 2020, compared to 57.0% for the same period of 2019.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2020 were $56.3 million, compared to $59.7 million for the same period in 2019, a decrease of 5.6%. This decrease was primarily due to a decrease in insurance related assessments of $4.1 million, a $1.3 million decrease in commission expense, and a $0.8 million decrease in travel and travel related items.  The decrease in insurance related assessments included an adjustment of $5.7 million due to the early termination of an assessment related to a state multiple injury fund.  Partially offsetting these decreases were a $2.3 million increase in compensation expense due to a lower estimate of variable share price based incentive compensation costs recorded in the prior year and an increase of $0.6 in accounts receivable write-offs.  Our expense ratio was 24.5% in the first nine months of 2020 compared to 23.8% for the same period in 2019 partially as a result of lower earned premium.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2020 was $13.2 million, compared to $13.9 million for the same period in 2019. The decrease was attributable to a decrease in pre-tax income to $71.3 million in the first nine months of 2020 from $72.6 million in the first nine months of 2019. The effective tax rate for the Company decreased to 18.5% for the nine months ended September 30, 2020 from 19.2% for the nine months ended September 30, 2019.  The decrease in the effective tax rate is due to a higher proportion of tax-exempt income to underwriting income for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $50.9 million for the nine months ended September 30, 2020, which represented an $11.6 million decrease from $62.5 million in net cash provided by operating activities for the nine months ended September 30, 2019. This decrease in operating cash flow was due to a $29.1 million decrease in premium collections as a result of lower written premium in prior periods, and a $2.2 million decrease in investment income.  Offsetting these amounts were a $7.9 million decrease in amounts held by others, a $4.5 million decrease in underwriting expenses paid a $4.3 million decrease in losses paid, and a $2.7 million decrease in federal taxes paid.

Net cash provided by investing activities was $9.4 million for the nine months ended September 30, 2020, compared to net cash provided by investment activities of $37.8 million for the same period in 2019. Cash provided by sales and maturities of investments totaled $240.0 million for the nine months ended September 30, 2020, compared to $283.8 million for the same period in 2019. A total of $230.0 million in cash was used to purchase investments in the nine months ended September 30, 2020, compared to $245.2 million in purchases for the same period in 2019.

Net cash used in financing activities in the nine months ended September 30, 2020 was $15.9 million compared to net cash used in financing activities of $14.7 million for the same period in 2019. In the nine months ended September 30, 2020, $15.9 million of cash was used for dividends paid to shareholders compared to $14.7 million in the same period of 2019.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.2 billion at September 30, 2020 and December 31, 2019. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity.  Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2020, is shown in the following table:

	Carrying Amount	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$471,875	38.9%
Corporate bonds	70,479	5.8%
U.S. agency-based mortgage-backed securities	8,070	0.7%
U.S. Treasury securities and obligations of U.S. government agencies	21,914	1.8%
Asset-backed securities	170	—
Total fixed maturity securities—held-to-maturity	572,508	47.2%
Fixed maturity securities—available-for-sale:
States and political subdivisions	275,371	22.7%
Corporate bonds	96,629	7.9%
U.S. agency-based mortgage-backed securities	24,310	2.0%
U.S. Treasury securities and obligations of U.S. government agencies	29,927	2.5%
Total fixed maturity securities—available-for-sale	426,237	35.1%
Equity securities	35,822	2.9%
Short-term investments	90,826	7.5%
Cash and cash equivalents	88,168	7.3%
Total investments, including cash and cash equivalents	$1,213,561	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year development of $14.4 million in the three months ended September 30, 2020. The table below sets forth the favorable development for the three and nine months ended September 30, 2020 and 2019 for accident years 2015 through 2019 and, collectively, for all accident years prior to 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Accident Year
2019	$—	$—	$—	$—
2018	2.6	—	8.5	—
2017	4.8	1.9	10.5	3.2
2016	0.9	6.5	6.8	15.9
2015	1.3	3.3	8.0	8.3
Prior to 2015	4.8	3.9	11.8	11.5
Total net development	$14.4	$15.6	$45.6	$38.9

The table below sets forth the number of open claims as of September 30, 2020 and 2019, and the number of claims reported and closed during the three and nine months then ended.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Open claims at beginning of period	4,621	4,978	5,053	5,190
Claims reported	1,252	1,472	3,358	4,032
Claims closed	(1,112)	(1,414)	(3,650)	(4,186)
Open claims at end of period	4,761	5,036	4,761	5,036

The number of open claims at September 30, 2020 decreased by 275 claims as compared to the number of open claims at September 30, 2019. At September 30, 2020, our incurred amounts for certain accident years, particularly 2014 through 2018, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of September 30, 2020, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of September 30, 2020, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million.  The Company had $25.0 million available for future purchases at September 30, 2020 under this program.  There were no shares repurchased during the three months ended September 30, 2020 and 2019. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations.  It is anticipated that future purchases will be funded from available capital.

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

AMERISAFE, INC.

October 30, 2020	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

October 30, 2020	/s/ Neal A. Fuller
Neal A. Fuller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)