Form 10-K
period 2020-12-31
AMERISAFE INC
filed 2021-02-26
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit

report. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2020 the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,170.9 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of February 16, 2021, there were 19,331,059 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2021 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the cyclical nature of the workers’ compensation insurance industry;
•	the impact of COVID-19 on the business operations of our insurance subsidiaries and policyholders, the value of our investments, and our revenues, results of operations and cash flows;
•

increased competition on the basis of types of insurance offered, premium rates, coverage availability, payment terms, claims management, safety services, policy terms, overall financial strength, financial ratings and reputation;

•	changes in relationships with independent agencies (including retail and wholesale brokers and agents);
•	general economic conditions, including recession, inflation, performance of financial markets, interest rates, unemployment rates and fluctuating asset values;
•	developments in capital markets that adversely affect the performance of our investments;
•	technology breaches or failures, including those resulting from a malicious cyber attack on the Company or its policyholders and medical providers;
•	decreased level of business activity of our policyholders caused by decreased business activity generally, and in particular in the industries we target;
•	greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;
•	adverse developments in economic, competitive, judicial or regulatory conditions within the workers’ compensation insurance industry;
•	loss of the services of any of our senior management or other key employees;
•	changes in regulations, laws, rates, rating factors, or taxes applicable to the Company, its policyholders or the agencies that sell its insurance;
•	changes in current accounting standards or new accounting standards;
•	changes in legal theories of liability under our insurance policies;
•	changes in rating agency policies, practices or ratings;
•	changes in the availability, cost or quality of reinsurance and the failure of our reinsurers to pay claims in a timely manner or at all;
•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and
•	other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

Hazardous industry employers tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target policyholders. For example, our construction employers on average paid premium rates equal to $4.95 per $100 of payroll to obtain workers’ compensation coverage for all of their employees in 2020.

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

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries. We have extensive experience insuring employers engaged in hazardous industries and have a history of profitably underwriting these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 94.4% in 2020.

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

Specialized Underwriting Expertise. Based on our 35-year history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools that support our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new and renewal business. We do not delegate underwriting authority to agencies, marketers or to any other third parties that sell our insurance.

Comprehensive Safety Services. We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention, and encourage safer workplaces by deploying experienced field safety professionals, or FSPs, to our policyholders’ worksites. In 2020, 92.5% of our new voluntary business policyholders were subject to pre-quotation safety inspections. Additionally, we perform periodic on-site safety surveys for our voluntary business policyholders.

Proactive Claims Management. Our employees manage substantially all of our open claims in-house, utilizing intensive claims management practices that emphasize a personalized approach, as well as quality, cost-effective medical treatment. As of December 31, 2020, open indemnity claims per field case manager, or FCM, averaged 47 claims, which we believe is significantly less than the industry average. We also believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation and more rapidly close claims, all of which ultimately lead to lower overall claim costs.

Efficient Operating Platform. Through extensive cost management initiatives, we maintain one of the most efficient operations in the workers’ compensation industry. In 2020, our expense ratio was 23.6%. We believe that our expense ratio is substantially lower than that of our competitors, which gives us a greater opportunity to generate an underwriting profit.

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

Increase Market Penetration. Based on data received from the National Association of Insurance Commissioners, the NAIC, we do not have more than 4.5% of the market share in any state we serve. As a result, we believe we have the opportunity to increase market penetration in each of the states in which we currently operate. Competition in our target markets is fragmented by state, employer size and industry. We believe that our specialized underwriting expertise, use of data, and safety, claims and audit services position us to profitably increase our market share in our existing principal markets, with minimal increase in field service employees.

Prudent and Opportunistic Geographic Expansion. While we actively market our insurance in 27 states, 49.7% of our voluntary in-force premiums were generated in the six states where we derived 5.0% or more of our gross premiums written in 2020. We are licensed in an additional 20 states, the District of Columbia and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so.

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

Workers’ compensation was the fourth-largest property and casualty insurance line in the United States in 2019, according to the National Council on Compensation Insurance, Inc., the NCCI. Direct premiums written in 2019 for the workers’ compensation insurance industry were $56 billion, and direct premiums written for the property and casualty industry as a whole were $712 billion. According to the most recent market data reported by the NCCI, which is the official rating bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business were $19.2 billion.

Policyholders

As of December 31, 2020, we had more than 8,000 voluntary business policyholders with an average annual workers’ compensation policy written premium of $33,000.  As of December 31, 2020, our ten largest voluntary business policyholders accounted for 2.0% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 94.4% in 2020, 93.1% in 2019, and 93.6% in 2018.

In addition to our voluntary workers’ compensation business, we underwrite workers’ compensation policies for employers assigned to us and assume reinsurance premiums from mandatory pooling arrangements, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. Our assigned risk business fulfills our statutory obligation to participate in residual market plans in four states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2020, our assigned risk business accounted for 0.7% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 2.6% of our gross premiums written.

Targeted Industries

We provide workers’ compensation insurance primarily to employers in the following targeted hazardous industries:

Construction.  Includes a broad range of operations such as highway and bridge construction, building and maintenance of pipeline and powerline networks, excavation, commercial construction, roofing, iron and steel erection, tower erection and numerous other specialized construction operations. In 2020, our average policy premium for voluntary workers’ compensation within the construction industry was $34,278, or $4.95 per $100 of payroll.

Trucking.  Includes a broad spectrum of diverse operations including contract haulers, regional and local freight carriers, special equipment transporters and other trucking companies that conduct a variety of short- and long-haul operations. In 2020, our average policy premium for voluntary workers’ compensation within the trucking industry was $34,659, or $6.60 per $100 of payroll.

Logging and Lumber.  Includes tree harvesting, tree trimming, sawmills, and other operations associated with lumber and wood products. In 2020, our average policy premium for voluntary workers’ compensation within logging and lumber was $20,260, or $9.18 per $100 of payroll.

Manufacturing.  Includes a diverse group of businesses such as the production of goods for use or sale using labor and machines, tools, chemical and biological processing or formulation. In 2020, our average policy premium for voluntary workers’ compensation within the manufacturing industry was $29,792, or $3.31 per $100 of payroll.

Agriculture.  Includes crop maintenance and harvesting, grain and produce operations, nursery operations, meat processing, and livestock feed and transportation. In 2020, our average policy premium for voluntary workers’ compensation within the agriculture industry was $29,088, or $4.74 per $100 of payroll.

Maritime.  Includes ship building and repair, pier and marine construction, inter-coastal construction, and stevedoring. In 2020, our average policy premium for voluntary workers’ compensation within the maritime industry was $36,454, or $4.85 per $100 of payroll.

Oil and Gas. Includes various oil and gas activities including gathering, transportation, processing, production, and field service operations. In 2020, our average policy premium for voluntary workers’ compensation within the oil and gas industry was $33,433, or $2.70 per $100 of payroll.

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

Gross premiums written during the years ended December 31, 2020, 2019 and 2018, and the allocation of those premiums among the hazardous industries we target are presented in the table below.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2020	2019	2018	2020	2019	2018
	(in thousands)
Voluntary business:
Construction	$137,317	$147,453	$156,964	45.3%	44.2%	44.6%
Trucking	50,148	58,845	60,192	16.5%	17.7%	17.1%
Logging and Lumber	28,253	26,083	30,991	9.3%	7.8%	8.8%
Manufacturing	16,413	17,432	18,239	5.4%	5.2%	5.2%
Agriculture	15,399	15,668	15,948	5.1%	4.7%	4.5%
Maritime	7,252	7,906	7,908	2.4%	2.4%	2.3%
Oil and Gas	4,460	6,516	6,220	1.5%	2.0%	1.8%
Other	34,066	42,722	43,829	11.2%	12.8%	12.5%
Total voluntary business	293,308	322,625	340,291	96.7%	96.8%	96.8%
Assigned risk business	2,054	3,081	3,546	0.7%	0.9%	1.0%
Assumed premiums	7,728	7,754	7,859	2.6%	2.3%	2.2%
Total	$303,090	$333,460	$351,696	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 47 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with 12.6% or less of our gross premiums written in 2020 derived from any one state. The table below identifies, for the years ended December 31, 2020, 2019 and 2018, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the three years presented.

	Percentage of Gross Premiums Written Year Ended December 31,
State	2020	2019	2018
Georgia	12.6%	11.5%	11.2%
Florida	11.0%	12.2%	11.4%
Pennsylvania	8.0%	8.0%	8.9%
Louisiana	7.3%	7.4%	7.4%
North Carolina	5.8%	5.7%	5.5%
Illinois	4.9%	4.9%	5.4%
Virginia	4.5%	4.7%	4.3%
Wisconsin	4.2%	4.0%	4.2%
Minnesota	3.7%	4.2%	3.9%
South Carolina	3.6%	3.7%	4.0%
Alaska	3.1%	3.1%	2.9%
Total	68.7%	69.4%	69.1%

Sales and Marketing

We sell our workers’ compensation insurance through independent agencies (including retail and wholesale brokers and agents). As of December 31, 2020, our insurance was sold through more than 2,400 independent agencies and our wholly-owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 29 states. We are selective in establishing and maintaining relationships with independent agencies.  We seek to do business with those agencies that provide quality application flow from companies operating in our target industries and classes that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Our average commission rate for our independent agencies was 7.8% for the year ended December 31, 2020. We pay our insurance agency subsidiary an average commission rate of 8.1%. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2020, independent agencies accounted for 96.5% of our voluntary in-force premiums. No single independent agency accounted for more than 1.2% of our voluntary in-force premiums at that date.

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

Our underwriting department reviews the application to determine if the application meets our underwriting criteria and whether all required information has been provided. If additional information is required, the underwriting department requests additional information from the agency submitting the application. Once this initial review process is complete, our underwriting department requests that a pre-quotation safety inspection be performed in most cases. In 2020, 92.5% of our new voluntary business policyholders were inspected prior to our offering a premium quote.

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

We obtain approval of our rates, including our LCMs, from state regulatory authorities. To maintain rates at profitable levels, we regularly monitor and adjust our LCMs. The effective LCM for our voluntary business was 1.58 for policy year 2020, 1.60 for policy year 2019, and 1.64 for policy year 2018. If we are unable to charge rates in a particular state or industry to produce satisfactory results, we seek to control and reduce our premium volume in that state or industry and redeploy our capital in other states or industries that offer greater opportunity to earn an underwriting profit.

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our FSPs typically travel to employers’ worksites to perform these safety inspections. These initial inspections allow our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2020, 92.5% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policies were not pre-quote inspected for a variety of reasons, including instances where the prospective policyholder was previously insured by us or previously inspected by us.

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

Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided. The FCM will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2020, we averaged 47 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our more than 35 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business, but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

In establishing reserves, we rely on the analysis of the more than 227,000 claims in our 35-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.

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

As of December 31, 2020, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $654.9 million, which includes $14.3 million in reserves for mandatory pooling arrangements as reported by the pool administrators. The estimate of our ultimate liability was derived from the process and methodology described above, which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates. We view our estimate of loss and DCC expenses as the most significant component of our reserve for loss and loss adjustment expenses.

Additional information regarding our reserve for unpaid loss and loss adjustment expenses (“LAE”) as of December 31, 2020, 2019, and 2018 is set forth below:

	2020	2019	2018
	(in thousands)
Gross case loss and DCC reserves	$610,255	$614,556	$616,012
AO reserves	22,426	22,387	21,782
Gross IBNR reserves	127,880	135,944	160,615
Gross unpaid loss, DCC and AO reserves	760,561	772,887	798,409
Reinsurance recoverables on unpaid loss and LAE	(105,707)	(95,343)	(107,216)
Net unpaid loss, DCC and AO reserves	$654,854	$677,544	$691,193

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by an increase and decrease of 30%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2020 data, are summarized below.

		Resultant Change in Net Loss and DCC Reserve
Change in Paid LDFs	Change in Incurred LDFs	Amount ($)	Percentage
		(in thousands)
30% increase	30% increase	44,969	7.3%
30% increase	No change	—	(—)%
30% increase	30% decrease	(44,585)	(7.2)%
No change	30% increase	44,969	7.3%
No change	30% decrease	(44,585)	(7.2)%
30% decrease	30% increase	44,969	7.3%
30% decrease	No change	—	(—)%
30% decrease	30% decrease	(44,585)	(7.2)%

For our paid and incurred weighted severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by an increase and decrease of 300 basis points. The results of this sensitivity analysis, using December 31, 2020 data, are summarized below.

	Resultant Change in Net Loss and DCC Reserve
Change in Severity Trend	Amount ($)	Percentage
	(in thousands)
300 basis point increase	(1,152)	(0.2)%
300 basis point decrease	965	0.2%

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2020, 2019 and 2018, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Balance, beginning of period	$772,887	$798,409	$771,845
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	95,343	107,216	84,889
Net balance, beginning of period	677,544	691,193	686,956
Add incurred related to:
Current accident year	220,710	241,344	250,487
Prior accident years	(63,484)	(65,002)	(45,596)
Total incurred	157,226	176,342	204,891
Less paid related to:
Current accident year	50,113	58,883	62,061
Prior accident years	129,803	131,108	138,593
Total paid	179,916	189,991	200,654
Net balance, end of period	654,854	677,544	691,193
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	105,707	95,343	107,216
Balance, end of period	$760,561	$772,887	$798,409

Our gross reserves for loss and loss adjustment expenses of $760.6 million as of December 31, 2020 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2020, we had 4,758 open claims, with an average of $159,849 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2020, 4,452 new claims were reported, and 4,747 claims were closed.

In 2020, our gross reserves decreased to $760.6 million from $772.9 million at December 31, 2019. The decrease in reserves was attributable primarily to favorable development from prior accident years. In 2020, we recognized $63.5 million of favorable development for prior accident years. As of December 31, 2019, we had 5,053 open claims, with an average of $152,956 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2019, 5,452 new claims were reported, and 5,589 claims were closed.

In 2019, our gross reserves decreased to $772.9 million from $798.4 million at December 31, 2018. The decrease in reserves was attributable primarily to the 2018 accident year. In 2019, there was also $65.0 million of favorable development for prior accident years. As of December 31, 2018, we had 5,190 open claims, with an average of $153,836 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2018, 5,440 new claims were reported, and 5,232 claims were closed.

Loss Development

The table below shows the net loss development for business written each year from 2010 through 2020. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a generally accepted accounting principles basis, or GAAP basis.

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 2010, it was estimated that $466.7 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 2010, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $466.7 million as of December 31, 2010, by December 31, 2020 (ten years later) $307.8 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2010.

The “gross cumulative redundancy (deficiency)” represents, as of December 31, 2020, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(in thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$466,668	$477,277	$515,260	$565,858	$628,268	$653,175	$664,520	$686,956	$691,193	$677,544	$654,854
Net reserve estimated as of:
One year later	460,105	474,787	502,648	542,141	580,454	601,868	629,750	641,360	626,192	614,060
Two years later	454,479	462,650	478,931	494,327	529,149	567,098	584,149	576,358	562,709
Three years later	442,700	448,269	439,272	462,770	504,437	530,582	528,659	527,722
Four years later	429,269	427,835	420,913	452,097	484,964	498,494	494,513
Five years later	411,785	418,528	415,996	440,750	467,382	473,137
Six years later	404,753	415,213	408,762	431,715	451,232
Seven years later	403,299	410,452	401,130	421,534
Eight years later	400,337	404,621	392,829
Nine years later	395,608	397,359
Ten years later	388,308
Net cumulative redundancy (deficiency)	$78,360	$79,918	$122,431	$144,324	$177,036	$180,038	$170,007	$159,234	$128,484	$63,484
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	125,884	131,497	127,205	129,658	135,711	135,601	129,937	138,593	131,108	129,803
Two years later	199,682	201,814	188,752	198,610	203,855	202,063	202,928	205,705	199,284
Three years later	240,196	237,170	226,907	233,254	240,098	247,751	241,165	247,609
Four years later	262,415	259,823	245,860	253,081	267,143	272,144	268,049
Five years later	277,396	273,383	259,202	269,179	279,944	289,001
Six years later	286,629	284,071	270,055	276,534	293,197
Seven years later	295,527	292,324	274,520	284,522
Eight years later	301,543	295,582	280,657
Nine years later	304,010	300,145
Ten years later	307,775
Net reserve— December 31	$466,668	$477,277	$515,260	$565,858	$628,268	$653,175	$664,520	$686,956	$691,193	$677,544	$654,854
Reinsurance recoverables	65,536	60,937	55,190	48,699	59,334	64,858	78,256	84,889	107,216	95,343	105,707
Gross reserve—December 31	$532,204	$538,214	$570,450	$614,557	$687,602	$718,033	$742,776	$771,845	$798,409	$772,887	$760,561
Net re-estimated reserve	$388,308	$397,359	$392,829	$421,534	$451,232	$473,137	$494,513	$527,722	$562,709	$614,060
Re-estimated reinsurance recoverables	46,199	43,740	39,119	41,684	48,824	49,377	57,016	66,806	71,625	89,077
Gross re-estimated reserve	$434,507	$441,099	$431,948	$463,218	$500,056	$522,514	$551,529	$594,528	$634,334	$703,137
Gross cumulative redundancy (deficiency)	$97,697	$97,115	$138,502	$151,339	$187,546	$195,519	$191,247	$177,317	$164,075	$69,750

Investments

We derive net investment income from our invested assets. As of December 31, 2020, the carrying value of our investment portfolio, including cash and cash equivalents, was $1.2 billion and the fair value of the portfolio was $1.2 billion.

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

We classify the majority of our fixed maturity securities as “held-to-maturity.” We do not reflect any changes in non-credit related unrecognized gains and losses until realized.  Upon the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), management is required to estimate expected credit related losses for these securities and recognize a credit loss allowance on the balance sheet with a corresponding adjustment to earnings.  Subsequent adjustments to the estimated expected credit related losses are recognized through earnings within the category “provision for investment related credit loss expense (benefit)”, and adjustments to the credit loss allowance.  The remainder of our fixed maturity securities are classified as “available-for-sale.” These investments are valued at fair value at the end of each period, with changes in fair value flowing through other comprehensive income. Equity securities are valued at fair value with changes in the fair value recognized in net income.  We generally seek to limit our holdings in equity securities to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity, on a fair value basis.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” for further information on the composition and results of our investment portfolio.

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the effective interest rate for the year ended December 31, 2020 based on the carrying value of each category as of December 31, 2020:

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$494,332	43.0%	2.7%
Corporate bonds	69,756	6.1%	3.1%
U.S. agency-based mortgage-backed securities	7,261	0.6%	3.9%
U.S. Treasury securities and obligations of U.S. Government agencies	13,626	1.2%	1.2%
Asset-backed securities	155	0.0%	2.0%
Total fixed maturity securities—held-to-maturity	585,130	50.9%	2.7%
Fixed maturity securities—available-for-sale:
State and political subdivisions	276,542	24.0%	3.0%
Corporate bonds	88,899	7.7%	3.1%
U.S. agency-based mortgage-backed securities	19,052	1.7%	2.2%
U.S. Treasury securities and obligations of U.S. Government agencies	29,786	2.6%	1.8%
Total fixed maturity securities—available-for-sale	414,279	36.0%	2.9%
Equity securities	43,437	3.7%	2.6%
Short-term investments	45,898	4.0%	0.2%
Cash and cash equivalents	61,757	5.4%	0.1%
Total investments, including cash and cash equivalents	$1,150,501	100.0%	2.5%

As of December 31, 2020, our fixed maturity securities had a carrying value of $999.4 million, which represented 86.9% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2020, the pre-tax investment yield of our investment portfolio was 2.5% per annum.

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, our investment portfolio as of December 31, 2020 are summarized as follows:

	Cost or Amortized Cost	Allowance for Credit Losses	Cost or Amortized Cost Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities, held-to-maturity	$585,404	$(274)	$585,130	$36,524	$—	$621,654
Fixed maturity securities, available-for-sale	387,665	—	387,665	26,619	(5)	414,279
Equity securities	35,787	—	35,787	7,650	—	43,437
Totals	$1,008,856	$(274)	$1,008,582	$70,793	$(5)	$1,079,370

As of December 31, 2020, municipal bonds with maturities greater than one year made up 67.0% of our investment portfolio, including cash and cash equivalents. The investments in Louisiana result from companies being allowed an investment credit against Louisiana premium taxes for varying levels of Louisiana assets.  The table below summarizes the top five geographic exposures as of December 31, 2020.

	Carrying Value	Percentage of Municipal Portfolio	Percentage of Total Portfolio
	(in thousands)
Texas	$112,967	14.7%	9.8%
Louisiana	77,907	10.1%	6.8%
Arkansas	73,652	9.5%	6.4%
Florida	50,573	6.6%	4.4%
Washington	42,240	5.5%	3.7%
Other	413,535	53.6%	35.9%
	$770,874	100.0%	67.0%

The table below summarizes the credit quality of our investment portfolio, excluding our equity holdings, as of December 31, 2020, as determined by the middle rating of Moody’s, Standard and Poor’s, and Fitch.

Credit Rating	Percentage of Total Carrying Value
“AAA”	31.1%
“AA”	48.3%
“A”	12.2%
“BBB”	8.4%
“BB and below”	0.0%
“Unrated securities”	0.0%
Total	100.0%

As of December 31, 2020, the average composite rating of our investment portfolio, excluding our equity holdings, was “AA.”

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2020.

	As of December 31, 2020
Maturity:	Carrying Value	Percentage
	(in thousands)
Within one year	$124,254	12.5%
After one year through five years	281,535	28.2%
After five years through ten years	165,176	16.5%
After ten years	401,976	40.2%
U.S. agency-based mortgage-backed securities	26,313	2.6%
Asset-backed securities	155	0.0%
Total	$999,409	100.0%

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

2021 Excess of Loss Reinsurance Treaty Program

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

We have 15 reinsurers participating in our reinsurance treaty program in 2021. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or letters of credit. If security is required because of a ratings downgrade, the form of security must be mutually agreed to between the reinsurer and us.

In 2021, our first layer of reinsurance provides coverage for losses up to $10.0 million for each loss occurrence in excess of $2.0 million.  This layer provides coverage in two parts.  Before our reinsurers are obligated to reimburse us under this layer, we are subject to an annual aggregate deductible of 3.0% of subject earned premium under the first part of this coverage and 9.0% of subject earned premium under the second part of this coverage.  The limit under the first part of this coverage is 6.0% of subject earned premium in any one year and 4.0% of subject earned premium in the aggregate for all three years covered by this layer.  The limit under the second part of this coverage is 3.0% of subject earned premium for any one year and 1.0% of subject earned premium in the aggregate for all three years covered by this layer.

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

Our second layer of reinsurance (catastrophe reinsurance) provides $60.0 million in coverage for each loss occurrence in excess of $10.0 million.  This layer includes coverage for terrorism including the use and/or dispersal of nuclear, biological, chemical and radiological agents with an annual aggregate limit of $60.0 million.  The aggregate limit for all claims under this layer is $120.0 million.  This layer provides coverage through December 31, 2021.

The table below sets forth the reinsurers participating in our 2021 reinsurance program:

Reinsurer	A.M. Best Rating
Allied World Assurance Company Holdings, Ltd.	A
Arch Reinsurance Company	A+
Hannover Reinsurance (Ireland) Limited	A+
Houston Casualty Company	A++
Lloyd’s Syndicate 0623 AFB	A
Lloyd’s Syndicate 1414 ACS	A
Lloyd’s Syndicate 1955 BAR	A
Lloyd’s Syndicate 2623 AFB	A
Lloyd’s Syndicate 2987 BRT	A
Lloyd’s Syndicate 3000 MKL	A
Lloyd’s Syndicate 4472 LIB	A
Lloyd’s Syndicate 609	A
Markel Global Reinsurance Company	A
Minnesota Workers' Compensation Reinsurance Association	NR
Munich Reinsurance America, Inc.	A+

Due to the nature of reinsurance, we have recoverables from reinsurers that apply to prior accident years.  The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts.  The table below summarizes our amounts recoverable from reinsurers as of December 31, 2020.

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2020
		(in thousands)
Hannover Reinsurance (Ireland) Limited (1)	A+	$56,753
Allianz Risk Transfer AG (Bermuda)	A+	12,050
Odyssey America Reinsurance Corporation	A	8,688
Minnesota Workers' Compensation Reinsurance Association (1)	NR	6,367
Arch Reinsurance Company (1)	A+	5,210
Clearwater Insurance (2)	NR	3,646
Finial Reinsurance	A-	3,476
SCOR Reinsurance	A+	3,185
Tokio Millennium Re Limited	A+	1,677
St. Paul Fire and Marine Insurance Company	A++	1,315
Other reinsurers	—	3,888
Total amounts recoverable from reinsurers		106,255
Allowance for credit losses		(452)
Total amounts recoverable from reinsurers net of allowance for credit losses		105,803
Funds withheld and letters of credit related to the above recoverables		(71,986)
Total unsecured amounts recoverable from reinsurers		$33,817

(1)	Current participant in our 2021 reinsurance program.
(2)	Subsidiary of Fairfax Financial Holdings Limited.

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

For insured losses in 2021, each insurance group is responsible for a statutory deductible under the 2019 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2021, the U.S. federal government will reimburse 80% of an insurance group’s covered losses over the statutory deductible.  In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceeds $200.0 million for any act of terrorism.  However, there is no relief from the requirement under the 2019 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.

Under the 2019 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in their workers’ compensation policies. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological, chemical or radiological agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our current reinsurance treaty program that provides coverage of up to $70 million for losses arising from acts of terrorism. This coverage is effective through December 31, 2021.  The Company’s 2021 catastrophe excess of loss layer for loss occurrences greater than $10 million includes coverage for losses caused by nuclear, biological, chemical and radiological attacks, subject to the deductibles, retentions, definitions and aggregate limits.

Technology

We view our information systems as an integral part of our operations. We make substantial investments in improving our systems on an ongoing basis. We provide our field premium auditors, field safety professionals and field case managers with computer and communication equipment to efficiently complete services. We deploy technology and equipment to enable remote work when needed and to ensure continuity of home office and field operations.  We also deploy online solutions for our policyholders to enable timely and efficient premium payments and for our agents to improve collaboration and exchange of data in the underwriting process.  Our information technology employees perform end-user support, systems development, and infrastructure operation and maintenance with limited assistance from outside vendors.

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

Human Capital

Throughout our 35-year history, the retention, growth and development of our employees has been critical to our success. In order to continue to deliver on our mission of providing quality insurance services to our customers, it is crucial that we continue to attract and retain talented employees that are aligned with our mission.

As part of these efforts, we strive to offer a competitive compensation and benefits program that is aligned with our shareholders’ interests. Our underwriting professionals participate in an incentive compensation program under which bonuses are paid quarterly based upon achieving premium underwriting volume and profitable loss ratio targets. The determination of whether targets have been satisfied is made 30 months after the beginning of the relevant incentive compensation period. Our field safety professionals participate in an incentive compensation program under which bonuses are paid semi-annually based upon an FSP’s production and their policyholders’ aggregate profitable loss ratios. The results are measured 33 months after the inception of the subject policy period. In addition, employee bonus programs in other areas of the company help ensure our employees’ performance is appropriately rewarded when the company performs well.

We are committed to the health, safety and wellness of our employees as the success of our business is fundamentally connected to the well-being of our people. Our benefit offerings are designed to meet the varied and evolving needs of a diverse workforce. In additional to health care and 401k retirement programs, we offer wellness initiatives and time off for annual wellness exams, reimbursements of health club memberships, and confidential counseling services to promote a culture of wellness.

In response to the COVID-19 pandemic, in February 2020, we began the process of health and safety notifications to our employees and preparation of resources to move to a remote workforce while servicing our policyholders. In March 2020, the Company took steps to eliminate non-essential travel and implemented safety and health measures for all home office and field employees which resulted in most of our home office employees set up to work-from home. Additionally, in March, the Company suspended all in-person visits with our customers, which represent insureds, agents and claimants. During the second quarter of 2020, AMERISAFE began gradually returning employees to our home office, with protocols in place to protect the health and safety of our employees.  Many employees continue to work from home, assisting agents and policyholders with their workers compensation insurance, on a rotational basis.  AMERISAFE also began returning our Safety and Claims professionals to the field, where these professionals inspect job sites and meet with injured workers, all following local, state and federal health and safety guidelines.

To assist employees in need, beginning in 2016, the Company partnered with the Community Foundation of Southwest Louisiana to provide tax-free assistance to employees that have experienced a catastrophic event through an employee assistance fund. In addition to funding from the Company, this fund also allows employees to make a monetary donation to assist their fellow employees. Two catastrophic hurricanes significantly impacted the home office DeRidder area in Southwest Louisiana in August and October 2020. Hurricane Laura (category 4) with winds of 150 miles per hour at landfall and Hurricane Delta (category 2) with winds of 100 miles per hour at landfall caused widespread damage to homes, trees, and the power infrastructure of the area.  Our dedicated employees were able to continue to serve our customers without significant disruption to business operations, despite their personal circumstances through both storms. Throughout 2020, the employee assistance fund was available for employees impacted by these storms or other disasters.

We actively engage and support local communities through numerous charitable and social organizations in the communities in which we operate. We believe that this commitment helps in our efforts to attract and retain employees. To encourage a culture of giving back to the communities in which we operate, all Company employees may take advantage of paid time off for volunteer activities.

The Company has also established an endowment to provide scholarships to dependents of our employees and members of the community in which we do business, recognizing the importance of educating future generations.

With the support of our Board of Directors, we are focused on our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress.  We strive to promote inclusion through our Company values and behaviors.

As of December 31, 2020, we had 393 full-time employees and two part-time employees.  Approximately 63% of our current workforce is female, 37% male. Our average employee tenure is 10.5 years. Women represent 45% of AMERISAFE’s leadership (defined as vice president level and above), including our CEO. Two women serve as members of our seven member Board of Directors.

None of our employees are subject to a collective bargaining agreement.  Due to COVID-19 impacts and the changing environment in which we are operating, the Company did not furlough employees nor has it sought a reduction in staff. The Company has generated efficiencies in its staffing by limiting hiring to critical business roles during 2020.

We invest in the professional development of our employees. This includes various insurance certification programs and other professional development education, training and certifications. We also work with our employees to provide training in leadership development, professional development, project management skills and interpersonal skills development.

Information About our Executive Officers

The table below sets forth information about our executive officers and key employees as of February 26, 2021.

Name	Age	Position
Executive Officers
G. Janelle Frost	50	President and Chief Executive Officer
Neal A. Fuller	58	Executive Vice President and Chief Financial Officer
Vincent J. Gagliano	48	Executive Vice President and Chief Risk Officer
Andrew B. McCray	59	Executive Vice President and Chief Underwriting Officer
Kathryn H. Shirley	55	Executive Vice President, Chief Administrative Officer and Secretary

Key Employees
Kelly R. Goins	55	Senior Vice President, Staff Underwriting
Leon J. Lagneaux	69	Senior Vice President, Recruitment and Development
Henry O. Lestage, IV	60	Senior Vice President, Claims Operations
Garrett S. Little	50	Senior Vice President, Safety Operations
Barbra E. McCrary	46	Senior Vice President, Policyholder Services
Angela W. Pearson	48	Senior Vice President, Controller

G. Janelle Frost has served as our Chief Executive Officer since April 2015 and President since September 2013.  She has served as a Director of the Company since April 2016.  Prior to becoming our Chief Executive Officer, Ms. Frost served as Chief Operating Officer from May 2013 to April 2015. She served as our Executive Vice President and Chief Financial Officer from November 2008 to April 2013, our Controller from May 2004 to November 2008 and Vice President from May 2006 to November 2008. She has been employed with our company since 1992.  Ms. Frost currently serves on the Board of Directors of the Federal Reserve Bank of Atlanta’s New Orleans Branch.

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

Vincent J. Gagliano has served as our Executive Vice President and Chief Risk Officer since March 2016.  He previously served as Executive Vice President and Chief Technology Officer from January 2013 until February 2016, and Senior Vice President of Information Technology from September 2009 to January 2013.  He has been employed with our company since 2001.

Andrew B. McCray has served as Executive Vice President and Chief Underwriting Officer since May 2019. Prior to joining the company, he was Senior Director – Global P&C Strategy and Product Innovation for Assurant from January 2017 through April 2019. From 2015 through 2017, he served as business leader for commercial lines for Utica National Insurance Group and from 2011 through 2015 served as vice president and director of regional underwriting operations for Utica National Insurance Group.

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

Kelly R. Goins has served as our Senior Vice President, Staff Underwriting since February 2020. She previously served as Senior Vice President, Underwriting Operations from March 2005 until February 2020.  She has been employed with our company since 1986.

Leon J. Lagneaux has served as our Senior Vice President, Recruitment & Development since July 2019. He previously served as Senior Vice President, Safety Operations from March 2005 until June 2019. He has been employed with our company since 1994.

Henry O. Lestage, IV has served as our Senior Vice President, Claims Operations since September 2000. He has been employed with our company since 1987.

Garrett S. Little has served as our Senior Vice President, Safety Operations since July 2019 and previously served as Vice President, Field Safety from April 2001 until June 2019.  He has been employed with our company since 1995.

Barbra E. McCrary, has served as our Senior Vice President, Policyholder Services since November 2017 and served as Vice President, Premium Audit from 2010 until 2017.  She has been employed with our company since 1997.

Angela W. Pearson has served as our Senior Vice President and Controller since October 2019 and previously served as Vice President and Controller from 2012 until October 2019.  She has been employed with our company since 1996.

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

Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. We utilize both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. In 2020, we had assigned risks in three states: Alabama, Alaska, and North Carolina.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in the applicable state. Our recoveries from state-managed trust funds for the years ended December 31, 2020, 2019 and 2018 were $4.5 million, $4.8 million and $4.8 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2020, 2019 and 2018 was $0.6 million, $1.8 million and $2.1 million, respectively.  We accrue for second injury funds relative to historical paid amounts.

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

Federal Law and Regulations

For the year ended December 31, 2020, we derived 2.4% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act, or the USL&H Act, and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.

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

Under Nebraska law, AIIC and SOCI are each required to maintain minimum capital and surplus of $2.0 million. Under Texas law, AIICTX is required to maintain minimum capital and surplus of $5.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on the various risk factors related to it. As of December 31, 2020, AIIC, SOCI and AIICTX exceeded the minimum risk-based capital requirements.

The key financial ratios of the NAIC’s Insurance Regulatory Information System, or IRIS, which ratios were developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators’ resources. IRIS identifies 13 industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business.  The 2020 IRIS results for AIIC, SOCI and AIICTX were within expected values for all 13 industry ratios.

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

Beginning in March 2020, the COVID-19 pandemic began to impact the global economy creating disruptions in economic activity impacting our business and results of operations, as well as those of our policy holders.   It is uncertain the ultimate impact that the economic and financial disruptions related to the COVID-19 pandemic will have on our business.  We have identified ongoing risks related to the pandemic which include a decline in demand for insurance products, a reduction in hours worked by our policyholders, an inability to collect premium balances due, potential declines in the market value of our investments and the decline in interest rates on new investments.   Additional risks include legislative, judicial and regulatory actions suspending cancellation of policies for non-payment of premiums, extension of grace periods for payment of premium balances, expansion of coverage to pay for losses not contemplated by our insurance policies, and an increase in frequency and severity related to COVID-19 compensable claims.  Additional risks include an increase in costs due to delays in medical treatment and the financial burden of the pandemic on the healthcare industry.

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

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2020, independent agencies produced 96.5% of our voluntary in-force premiums. No independent agency accounted for more than 1.2% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

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

Investment income is an important component of our net income. As of December 31, 2020, our investment portfolio, including cash and cash equivalents, had a carrying value of $1.2 billion. For the year ended December 31, 2020 we had $29.4 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our Board of Directors, and is made up predominately of fixed maturity securities and cash and cash equivalents. Although our investment guidelines emphasize capital preservation and liquidity, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity and market volatility. General economic conditions may be adversely affected by global health pandemics, U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

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

Similarly, during periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, the fair values of certain of our fixed maturity securities could be deemed to have a credit related loss for which the Company could be obligated to recognize an allowance for credit losses.  Further, rapidly changing equity market conditions could materially impact the valuation of the equity securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly.

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

In 2020, 85.5% of our gross premiums written were derived from policyholders in the construction, trucking, logging and lumber, manufacturing, agriculture, maritime, and oil and gas industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in these industries and upon economic conditions generally.

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

The expertise, wellbeing and resiliency of our workforce is necessary to maintain our competitive advantages in the high hazard workers’ compensation industry.

Our success is dependent on the expertise, wellbeing and resiliency of our employees and our ongoing leadership development activities to attract and retain key employees that are knowledgeable about our business.  Succession planning and employee education and development for key positions is essential.  If we are unable to attract and retain key employees and provide them with opportunities to learn and grow, our operations may be adversely impacted.

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

We are subject to extensive regulation by the Nebraska and Texas Departments of Insurance and the insurance regulatory agencies of other states in which we are licensed and, to a lesser extent, federal regulation. State agencies have broad regulatory powers designed primarily to protect policyholders and their employees, and not our shareholders. Regulations vary from state to state, but typically address:

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

We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company.  Our 2021 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million, subject to applicable deductibles, retentions and aggregate limits.  Our retention is $2.0 million for each loss occurrence.  Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty with an aggregate annual deductible of approximately $9.1 million and an aggregate limit of coverage of approximately $27.3 million for 2021.

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

As of December 31, 2020, we had $105.8 million of recoverables from reinsurers. Of this amount, $33.8 million was unsecured. As of December 31, 2020, our largest recoverable from reinsurers included $56.8 million from Hannover Reinsurance (Ireland) Limited, $12.1 million from Allianz Risk Transfer AG and $8.7 million from Odyssey America Reinsurance Corporation.  Each of these reinsurers have an A.M. Best rating of “A” (Excellent) or better.  Reinsurance recoverable amounts over 90 days old at December 31, 2020 were immaterial.   If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely impacted.

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

At December 31, 2020, we participated in mandatory pooling arrangements in 22 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

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

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2021 reinsurance treaty program affords limited coverage for up to $70.0 million for losses arising from terrorism, subject to applicable deductibles, retentions, definitions and aggregate limits.

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

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of February 16, 2021, there were 19,331,059 shares of our common stock outstanding.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF.” As of February 16, 2021, there were 20 holders of record of our common stock.

Dividend Policy

In 2020, 2019 and 2018, the Company paid regular quarterly cash dividends of $0.27, $0.25, and $0.22 per share, respectively.  In addition, the Company paid extraordinary cash dividends of $3.50 in each of 2020, 2019 and 2018.

On February 23, 2021 the Company declared a regular quarterly cash dividend of $0.29 per share payable on March 26, 2021 to shareholders of record as of March 12, 2021.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter.  On an annualized basis, the cash dividend is expected to be $1.16 per share in 2021.

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

As of February 16, 2021, 19,331,059 shares of common stock were outstanding. As of that date, there were no shares of preferred stock outstanding.

Share Repurchases

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in 2020, 2019 or 2018.  Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions. The purchases may be affected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that any future purchases will be funded from available capital.

Item 6.	Selected Financial Data.

The following tables summarize certain selected financial data that should be read in conjunction with our audited financial statements and accompanying notes thereto for the year ended December 31, 2020 included in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data)
Income Statement Data
Gross premiums written	$303,090	$333,460	$351,696	$350,267	$373,055
Ceded premiums written	(10,276)	(8,995)	(9,344)	(8,869)	(10,307)
Net premiums written	$292,814	$324,465	$342,352	$341,398	$362,748
Net premiums earned	$304,427	$332,888	$350,326	$346,156	$368,704
Net investment income	29,364	32,483	30,452	29,281	28,106
Net realized gains (losses) on investments	1,132	(80)	(1,536)	(647)	(494)
Net unrealized gains (losses) on equity securities (1)	4,204	4,758	(2,088)	—	—
Fee and other income	350	321	599	418	346
Total revenues	339,477	370,370	377,753	375,208	396,662
Loss and loss adjustment expenses incurred	157,226	176,342	204,891	209,324	199,031
Underwriting and certain other operating costs (2)	20,834	22,221	28,981	28,333	29,470
Commissions	23,147	25,010	26,160	24,812	26,243
Salaries and benefits	27,925	27,120	25,992	25,631	24,881
Policyholder dividends	3,453	4,160	4,148	4,868	4,216
Provision for investment related credit loss benefit (3)	(27)	—	—	—	—
Total expenses	232,558	254,853	290,172	292,968	283,841
Income before taxes	106,919	115,517	87,581	82,240	112,821
Income tax expense (4)	20,317	22,827	15,949	36,009	34,956
Net income	$86,602	$92,690	$71,632	$46,231	$77,865
Diluted earnings per common share equivalent	$4.47	$4.80	$3.71	$2.40	$4.05
Weighted average common shares	19,288,996	19,248,657	19,208,978	19,165,489	19,105,806
Restricted stock and stock options	74,813	80,581	84,104	80,377	97,844
Diluted weighted average of common share equivalents outstanding	19,363,809	19,329,238	19,293,082	19,245,866	19,203,650
Selected Insurance Ratios
Current accident year loss ratio (5)	72.5%	72.5%	71.5%	70.5%	67.9%
Prior accident year loss ratio (6)	(20.9)%	(19.5)%	(13.0)%	(10.0)%	(13.9)%
Net loss ratio	51.6%	53.0%	58.5%	60.5%	54.0%
Net underwriting expense ratio (7)	23.6%	22.3%	23.2%	22.8%	21.9%
Net dividend ratio (8)	1.1%	1.3%	1.2%	1.4%	1.1%
Net combined ratio (9)	76.3%	76.6%	82.9%	84.7%	77.0%

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$61,757	$43,813	$40,344	$55,559	$58,936
Investments	1,088,744	1,125,018	1,125,490	1,130,314	1,084,474
Amounts recoverable from reinsurers	105,803	95,913	112,006	90,133	83,666
Premiums receivable, net	156,760	157,953	162,478	174,234	183,005
Deferred income taxes	13,665	17,513	21,852	19,262	33,811
Deferred policy acquisition costs	17,810	19,048	19,734	20,251	19,300
Total assets (10)	1,470,855	1,492,906	1,515,931	1,518,236	1,518,856
Reserves for loss and loss adjustment expenses	760,561	772,887	798,409	771,845	742,776
Unearned premiums	129,260	140,873	149,296	157,270	162,028
Insurance-related assessments	17,995	22,967	28,258	28,246	31,742
Shareholders’ equity	438,816	430,215	409,762	425,423	456,150

(1)

We adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) in the first quarter of 2018.  Prior to adoption of this change in accounting standards, unrealized gains (losses) on equity securities were recognized in other comprehensive income.

(2)	Includes policy acquisition expenses and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
(3)

We adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), in the first quarter of 2020.  We elected the modified retrospective approach.  Therefore, prior comparative periods are not adjusted.

(4)

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2021 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

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

Two of the key financial measures that we use to evaluate our performance are return on average equity and growth in book value per share adjusted for dividends paid to shareholders. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity. Our return on average equity was 19.9% in 2020, 22.1% in 2019 and 17.2% in 2018. We calculate book value per share by dividing ending shareholders’ equity by the number of common shares outstanding. Our book value per share was $22.70 at December 31, 2020, $22.29 at December 31, 2019 and $21.26 at December 31, 2018.   We paid cash dividends of $4.58 per share in 2020, $4.50 per share in 2019 and $4.38 per share in 2018.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in other lines of business that pay claims more quickly. At December 31, 2020, our investment portfolio, including cash and cash equivalents, was $1.2 billion and produced net investment income of $29.4 million in 2020, $32.5 million in 2019 and $30.5 million in 2018.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses.  Our reinsurance program for 2021 includes 15 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Our 2021 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million, subject to applicable deductibles, retentions and aggregate limits.  Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty with an aggregate annual deductible of approximately $9.1 million and an aggregate limit of coverage of approximately $27.3 million for 2021. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

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

For example, for the five-year period ended December 31, 2020 we had recorded 77 severe claims, or an average of 15 severe claims per year for accident years 2016 through 2020. The number of severe claims in any one accident year in this five-year period ranged from a low of 13 in 2016 to a high of 18 in 2020. The average reported case severity for these claims ranged from $2.3 million for the 2018 accident year to $3.1 million for the 2019 accident year. For the five accident years, the case incurred for these severe claims accounted for an average of 13.0 percentage points of our overall loss and loss adjustment expense, or LAE, ratio, measured at December 31, 2020.

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

Our gross reserves for loss and loss adjustment expenses at December 31, 2020, 2019 and 2018 were $760.6 million, $772.9 million and $798.4 million, respectively. As a percentage of gross reserves at year end, IBNR represented 16.8% in 2020, 17.6% in 2019 and 20.1% in 2018.

In 2020, we decreased our estimates for prior year loss reserves by $63.5 million. In 2019, we decreased our estimates for prior year loss reserves by $65.0 million. In 2018, we decreased our estimates for prior year loss reserves by $45.6 million.

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

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2020 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2020 and the other half in 2021. On a monthly basis, we also recognize net premiums earned from mandatory pooling arrangements.

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, credit losses on investment securities and share-based compensation.

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

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 35 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

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

Amounts Recoverable from Reinsurers. Amounts recoverable from reinsurers represent the portion of our paid and unpaid loss and loss adjustment expenses that are assumed by reinsurers and related commissions due from reinsurers. These amounts are separately reported on our balance sheet as assets net of an allowance for credit losses and do not reduce our reserves for loss and loss adjustment expenses because reinsurance does not relieve us of liability to our policyholders. We are required to pay claims even if a reinsurer fails to pay us under the terms of a reinsurance contract. We calculate amounts recoverable from reinsurers based on our estimates of the underlying loss and loss adjustment expenses, as well as the terms and conditions of our reinsurance contracts, which could be subject to interpretation. In addition, we bear credit risk with respect to our reinsurers, which can be significant because some of the unpaid loss and loss adjustment expenses for which we have reinsurance coverage remain outstanding for extended periods of time.

Premiums Receivable. Premiums receivable represents premium-related balances due from our policyholders based on annual premiums for policies written, including surcharges and deposits and adjustments for premium audits, endorsements, cancellations, cash transactions and charge offs. The balance is shown net of an allowance for credit losses and includes an estimate for EBUB. The EBUB estimate is subject to significant variability and can either increase or decrease premiums receivable and earned premiums based upon several factors, including changes in premium growth, industry mix and economic conditions. EBUB assumptions include historical development factors, current economic outlook and current trends in particular sectors of our business.

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

Credit Losses on Investment Securities. Investment securities are recorded on the balance sheet as assets net of an allowance for credit losses.  For held-to-maturity fixed income securities, the allowance is based on historical default and recovery rates as published by Moody’s analytics for corporate bonds, municipal bonds, and other types of fixed income securities.  For available-for-sale fixed income securities, a credit allowance is established if the expected discounted future cash flows no longer exceed the book value of the security.   In determining the amount of the credit loss to establish, the Company considers the following factors:

•	The extent to which the fair value is less than the amortized cost basis
•	Adverse conditions in the security, industry, or geography, including:
•	Changes in technology
•	Discontinuation of a segment of business that may affect future earnings
•	Changes in the quality of the credit enhancement, if any
•	Changes in the payment structure of debt security
•	Failure of the issuer to make scheduled interest or principal payments
•	Any changes to the rating of the security by a rating agency

Share-Based Compensation. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation-Stock Compensation, we recognize compensation costs for restricted stock, performance-based stock and stock option awards over the applicable vesting periods.

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Income Statement Data
Gross premiums written	$303,090	$333,460	$351,696
Ceded premiums written	(10,276)	(8,995)	(9,344)
Net premiums written	$292,814	$324,465	$342,352
Net premiums earned	$304,427	$332,888	$350,326
Net investment income	29,364	32,483	30,452
Net realized gains (losses) on investments	1,132	(80)	(1,536)
Net unrealized gains (losses) on equity securities	4,204	4,758	(2,088)
Fee and other income	350	321	599
Total revenues	339,477	370,370	377,753
Loss and loss adjustment expenses incurred	157,226	176,342	204,891
Underwriting and certain other operating costs (1)	20,834	22,221	28,981
Commissions	23,147	25,010	26,160
Salaries and benefits	27,925	27,120	25,992
Policyholder dividends	3,453	4,160	4,148
Provision for investment related credit loss benefit (2)	(27)	—	—
Total expenses	232,558	254,853	290,172
Income before taxes	106,919	115,517	87,581
Income tax expense	20,317	22,827	15,949
Net income	$86,602	$92,690	$71,632
Selected Insurance Ratios
Current accident year loss ratio (3)	72.5%	72.5%	71.5%
Prior accident year loss ratio (4)	(20.9)%	(19.5)%	(13.0)%
Net loss ratio	51.6%	53.0%	58.5%
Net underwriting expense ratio (5)	23.6%	22.3%	23.2%
Net dividend ratio (6)	1.1%	1.3%	1.2%
Net combined ratio (7)	76.3%	76.6%	82.9%

	As of December 31,
	2020	2019	2018
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$61,757	$43,813	$40,344
Investments	1,088,744	1,125,018	1,125,490
Amounts recoverable from reinsurers	105,803	95,913	112,006
Premiums receivable, net	156,760	157,953	162,478
Deferred income taxes	13,665	17,513	21,852
Deferred policy acquisition costs	17,810	19,048	19,734
Total assets (8)	1,470,855	1,492,906	1,515,931
Reserves for loss and loss adjustment expenses	760,561	772,887	798,409
Unearned premiums	129,260	140,873	149,296
Insurance-related assessments	17,995	22,967	28,258
Shareholders’ equity	438,816	430,215	409,762

(1)	Includes policy acquisition expenses, and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
(2)

We adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), in the first quarter of 2020.  We elected the modified retrospective approach.  Therefore, prior comparative periods are not adjusted

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

Overview of Operating Results

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Gross Premiums Written. Gross premiums written for 2020 were $303.1 million, compared to $333.5 million for 2019, a decrease of 9.1%. The decrease was attributable to a $23.6 million decrease in annual premiums on voluntary policies written during the period, a $5.9 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous periods, and a $0.9 million decrease in annual premiums on assigned risk policies written during the period. Related premium adjustments in 2020 include a $2.2 million decrease in “earned but unbilled”, or EBUB, premium.

Net Premiums Written. Net premiums written for 2020 were $292.8 million, compared to $324.5 million for 2019, a decrease of 9.8%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.3% for 2020 compared to 2.6% for 2019.  The increase in ceded premiums as a percentage of gross premiums earned is due to increased pricing for our 2020 reinsurance program.  For additional information, see Item 1, “Business—Reinsurance”.

Net Premiums Earned. Net premiums earned for 2020 were $304.4 million, compared to $332.9 million for 2019, a decrease of 8.5%.  The decrease was attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income in 2020 was $29.4 million, a decrease of 9.6% from the $32.5 million reported in 2019.  The decrease was due to lower interest rates on fixed income securities in 2020 compared with 2019.  The pre-tax investment yield on our investment portfolio was 2.5% per annum for 2020 versus 2.8% per annum for 2019. The tax-equivalent yield on our investment portfolio was 2.9% per annum for 2020, compared to 3.1% per annum for 2019. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.  Average invested assets, including cash and cash equivalents, decreased 0.7%, from an average of $1,200.6 million for 2019 to an average of $1,191.7 million for 2020.

Net Realized Gains (Losses) on Investments. Net realized gains on investments in 2020 totaled $1.1 million, compared to losses of $0.1 million in 2019.  In 2020, net realized gains of $1.0 million resulted from the sale of fixed maturity securities classified as available-for-sale and $0.1 million from redemptions of fixed maturity securities.  In 2019, net realized losses of $0.2 million resulted from redemptions of fixed maturity securities offset by $0.1 million of realized gains on the sale of fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities.  Net unrealized gains on equity securities in 2020 were $4.2 million compared to net unrealized gains of $4.8 million in 2019.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $157.2 million for 2020, compared to $176.3 million for 2019, a decrease of $19.1 million, or 10.8%. The current accident year losses and LAE incurred were $220.7 million, or 72.5% of net premiums earned, compared to $241.3 million, or 72.5% of net premiums earned for 2019. We recorded favorable prior accident year development of $63.5 million in 2020, compared to $65.0 million in 2019. This is discussed in more detail below in “Prior Year Development.” Our net loss ratio was 51.6% for 2020 and 53.0% for 2019.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2020 were $71.9 million, compared to $74.4 million for 2019, a decrease of $2.4 million, or 3.3%. This decrease was primarily due to a $1.9 million decrease in commission expense, a $1.1 million decrease in travel and travel related items due to the pandemic, and a $0.7 million decrease in insurance related assessments.  The decrease in insurance related assessments included a benefit of $5.7 million from the elimination of a state assessment for a second injury trust fund in 2020 compared to a benefit of $3.5 million from the elimination of a state assessment for a multiple injury fund in 2019.  The decreases above were partially offset by an increase of $0.8 million in compensation expense due to changes in variable share price based incentive compensation and an increase of $0.7 million in accounts receivable write-offs. Our underwriting expense ratio increased to 23.6% in 2020 from 22.3% in 2019.

Income tax expense. Income tax expense for 2020 was $20.3 million, compared to $22.8 million for 2019. The effective tax rate also decreased to 19.0% for 2020, compared to 19.8% for 2019. This decrease in the effective tax rate is due to a higher proportion of tax-exempt income to underwriting income in 2020 relative to 2019.

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

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $63.5 million in calendar year 2020, $65.0 million in calendar year 2019 and $45.6 million in calendar year 2018. The table below sets forth the favorable development for accident years 2015 through 2019 and, collectively, all accident years prior to 2015.

	Favorable/(Unfavorable) Development for Year Ended December 31,
	2020	2019	2018
	(in millions)
2019	$—	$—	$—
2018	14.8	—	—
2017	14.5	9.5	—
2016	8.8	23.4	9.1
2015	9.2	14.5	17.0
Prior to 2015	16.2	17.6	19.5
Total net development	$63.5	$65.0	$45.6

The table below sets forth the number of open claims as of December 31, 2020, 2019 and 2018, and the numbers of claims reported and closed during the years then ended.

	Twelve Months Ended December 31,
	2020	2019	2018
Open claims at beginning of period	5,053	5,190	4,982
Claims reported	4,452	5,452	5,440
Claims closed	(4,747)	(5,589)	(5,232)
Open claims at end of period	4,758	5,053	5,190

At December 31, 2020, our incurred amounts for certain accident years, particularly 2014 through 2018, developed more favorably than management previously expected. Multiple factors can cause loss development both unfavorable and favorable.  The favorable loss development we experienced across accident years was largely due to two factors: (1) lower than expected severity of injuries in these accident years compared to our original and revised estimates; and (2) favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.  We believe the favorable case reserve development resulted primarily from an intensive claims management focus with the Company actively seeking to settle claims, leading to favorable development.

The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of December 31, 2020, actual results for these accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $179.9 million in 2020, $190.0 million in 2019 and $200.7 million in 2018. We fund claim payments out of cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio at December 31, 2020 was $1.2 billion.

As discussed above under “Overview,” We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2021 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

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

Net cash provided by operating activities was $63.4 million in 2020, as compared to $78.8 million in 2019, and $98.3 million in 2018. The decline in operating cash flow has been primarily due to lower premiums collected as loss cost rates have declined in most states over the past several years.  Major components of cash provided by operating activities in 2020 were net premiums collected of $294.4 million, investment income collected of $38.0 million, and a $7.9 million decrease in amounts held by others.  These increases were offset in-part by claim payments of $179.1 million, $69.4 million of operating expenditures, federal taxes paid of $20.6 million, and dividends to policyholders paid of $4.9 million.

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

Net cash provided by investing activities was $43.4 million in 2020, as compared to net cash provided by investing activities of $11.7 million in 2019 net cash used in investing activities of $29.1 million in 2018. In 2020, major components of net cash provided by investing activities included proceeds from sales and maturities of investments of $365.2 million, offset by investment purchases of $320.9 million.

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

Net cash used in financing activities was $88.8 million in 2020, as compared to $87.0 million in 2019 and $84.4 million in 2018.  Major components of cash used in financing activities in 2020 included cash used for dividends paid to shareholders of $88.8 million.

Major components of cash used in financing activities in 2019 and 2018 included cash used for dividends paid to shareholders of $87.0 million and $84.5 million, respectively.

The Company has a line of credit agreement with Frost Bank for borrowings up to a maximum of $20.0 million. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR (or equivalent) and are unsecured.  Under the agreement, the Company pays a fee of 0.25% on the unused portion of the loan in arrears quarterly, for a fee of $50,000 annually.  At December 31, 2020, there were no outstanding borrowings.  Unless renewed, the agreement will expire in December 2022.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of December 31, 2020, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $25.0 million available for future purchases at December 31, 2020 under this program. There were no share repurchases in 2020, 2019 or 2018. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including AIIC, SOCI and AIICTX. AMERISAFE’s primary assets are the capital stock of these insurance subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Based upon the prescribed calculation, the insurance subsidiaries could pay to AMERISAFE dividends of up to $83.4 million in 2021 without seeking regulatory approval. See “Business—Regulation—Dividend Limitations” in Item 1 of this report.

The Company paid regular quarterly cash dividends of $0.27, $0.25, $0.22 per share in 2020, 2019 and 2018, respectively.  In addition, the Company paid extraordinary cash dividends of $3.50 per share in 2020, 2019, and 2018.

On February 23, 2021, the Company declared a regular quarterly cash dividend of $0.29 per share payable on March 26, 2021 to shareholders of record as of March 12, 2021.  The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter.  On an annualized basis, the cash dividend is expected to be $1.16 per share in 2021.

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

Under Nebraska and Texas law, as applicable, each of AIIC, SOCI and AIICTX is required to invest only in securities that are either interest-bearing, interest-accruing or eligible for dividends, and must limit its investment in the securities of any single issuer, other than direct obligations of the United States, to five percent of the insurance company’s assets. As of December 31, 2020, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security.

As of December 31, 2020, our investment portfolio, including cash and cash equivalents, totaled $1.2 billion, a decrease of 1.6% from December 31, 2019. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities. As such, the reported book value of those securities is equal to their amortized cost net of allowance for credit losses and does not fluctuate based on changing interest rates. The remainder of our fixed maturity securities are classified as available-for-sale and reported at fair market value, less an allowance for credit losses, if any.  Investments in equity securities are reported at fair market value.

We follow FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 18 of the financial statements, our securities available-for-sale are classified using Level 1,

2 and 3 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825, Financial Instruments, for any financial assets in 2019 or 2020.

The composition of our investment portfolio, including cash and cash equivalents, as of December 31, 2020 is shown in the following table.

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$494,332	43.0%	2.7%
Corporate bonds	69,756	6.1%	3.1%
U.S. agency-based mortgage-backed securities	7,261	0.6%	3.9%
U.S. Treasury securities and obligations of U.S. Government agencies	13,626	1.2%	1.2%
Asset-backed securities	155	0.0%	2.0%
Total fixed maturity securities—held-to-maturity	585,130	50.9%	2.7%
Fixed maturity securities—available-for-sale:
State and political subdivisions	276,542	24.0%	3.0%
Corporate bonds	88,899	7.7%	3.1%
U.S. agency-based mortgage-backed securities	19,052	1.7%	2.2%
U.S. Treasury securities and obligations of U.S. Government agencies	29,786	2.6%	1.8%
Total fixed maturity securities—available-for-sale	414,279	36.0%	2.9%
Equity securities	43,437	3.7%	2.6%
Short-term investments	45,898	4.0%	0.2%
Cash and cash equivalents	61,757	5.4%	0.1%
Total Investments, including cash and cash equivalents	$1,150,501	100.0%	2.5%

The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2020:
Fixed maturity securities—available-for-sale	$4,648	$(5)	$—	$—
December 31, 2019:
Fixed maturity securities—held-to-maturity	$21,074	$(193)	$3,311	$(13)
Fixed maturity securities—available-for-sale	23,573	(122)	18,220	(43)

During 2020 and 2019, the Company had no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

The pre-tax investment yield on our investment portfolio was 2.5% and 2.8% per annum during the twelve months ended December 31, 2020 and 2019, respectively.

Contractual Obligations and Commitments

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2020, the present value of these annuities was $99.3 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 16 to our consolidated financial statements in Item 8 of this report.

The Company has operating and finance leases for office space and equipment.  Our leases have remaining lease terms of one month to 60 months, some of which include options to extend the leases for up to five years.  The Company, in determining the present value of lease payments, utilizes either the rate implicit in the lease if that rate is readily determinable or the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

Supplemental balance sheet information related to leases is as follows:

	December 31, 2020	December 31, 2019	Balance Sheet Classification
	(in thousands)
Operating leases:
Operating lease right-of-use assets	$314	$430	Other assets

Operating lease liabilities	$314	$430	Accounts payable and other liabilities

Finance leases:
Finance lease right-of-use assets	$365	$185
Finance lease accumulated amortization right-of-use assets	(185)	(179)
Property and equipment, net	$180	$6	Property and equipment, net

Finance lease liabilities	$185	$54	Accounts payable and other liabilities

Future minimum lease payments at December 31, 2020, were as follows:

Year	Operating Leases	Finance Leases
	(in thousands)
2021	$136	$44
2022	120	39
2023	75	39
2024	6	39
2025	—	39
Total lease payments	337	200
Less imputed interest	23	15
Total	$314	$185

Rental expense was $0.2 million in each of 2020, 2019 and 2018.

The table below provides information with respect to our contractual obligations as of December 31, 2020.

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Loss and loss adjustment expenses (1)	$760,561	$227,096	$285,849	$83,304	$164,312
Loss-based insurance assessments (2)	9,344	2,790	3,512	1,023	2,019
Operating lease obligations	314	123	191	—	—
Finance lease obligations	185	39	108	38	—
Purchase obligations	4,747	2,449	2,259	39	—
Total	$775,151	$232,497	$291,919	$84,404	$166,331

(1)

The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2020 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims

(including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense process, see “Business—Loss Reserves” in Item 1 of this report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the amounts shown in the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors— Risks Related to Our Business—Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Item 1A of this report for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. As of December 31, 2020, we had fixed maturity securities with a fair value of $1,035.9 million and a carrying value of $999.4 million. These securities are all subject to interest rate risk, but because we classify the majority of our fixed maturity securities as held-to-maturity, changes in interest rates have a smaller effect on the carrying value of our portfolio. We manage our exposure to interest rate risk by investing in a portfolio of securities with moderate effective duration. At December 31, 2020, the effective duration of the total investment portfolio, including cash and short term investments, was 4.0 years. Given the current interest rate environment, the risk to the market value of the portfolio from higher rates exceeds the potential benefit to the market value of the portfolio from lower rates. Should we experience a significant increase in interest rates, the effect on the carrying value of our portfolio could be substantial.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2020 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.  The change in carrying value is less than the change in fair value due to our held-to-maturity portfolio.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$944,947	$(90,986)	$964,147	$(35,262)	(8.0)%
100 basis point increase	992,587	(43,346)	982,711	(16,698)	(3.8)%
No change	1,035,933	—	999,409	—	0.0%
100 basis point decrease	1,077,551	41,618	1,015,676	16,267	3.7%
200 basis point decrease	1,120,835	84,902	1,032,662	33,253	7.6%

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. Equity securities are carried at fair value with unrealized gains and losses recorded within net income in 2020, 2019 and 2018. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets, shareholders’ equity, and net income. In order to minimize our exposure to equity price risk, we independently monitor the financial condition of our equity securities, and diversify our investments. In addition, we limit the percentage of equity securities held in our investment portfolio to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity. As of December 31, 2020, the equity securities in our investment portfolio had a fair value of $43.4 million, representing less than 9.9% of shareholders’ equity on that date.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of AMERISAFE, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

At December 31, 2020, the Company’s reserves for loss and loss adjustment expenses (LAE) was $761 million, which includes Incurred But Not Reported (IBNR) reserves of $128 million.  As discussed in Notes 1 and 9 to the consolidated financial statements, the reserve for loss and LAE represents the estimated ultimate costs of all reported and unreported losses incurred and unpaid as of the reporting date. There is significant uncertainty inherent in determining the ultimate loss and LAE costs which are estimated using individual case-base valuations and statistical and actuarial analysis based upon experience for previously unreported claims and their ultimate loss and LAE costs. In particular, the estimates are sensitive to loss severity and frequency trends, changes in customers, products mix, claims management, regulatory factors, medical trends, employment and wage patterns, insurance policy coverage interpretations, and judicial determinations, among other factors.

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

Philadelphia, PA

February 26, 2021

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2020	2019
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $274 and $0 in 2020 and 2019, respectively, (fair value $621,654 and $621,343 in 2020 and 2019, respectively)	$585,130	$599,421
Fixed maturity securities—available-for-sale, at fair value (amortized cost $387,665, allowance for credit losses of $0 in 2020 and amortized cost $425,698, allowance for credit losses of $0 in 2019)	414,279	441,146
Equity securities, at fair value (cost $35,787 and $24,457 in 2020 and 2019, respectively)	43,437	27,903
Short-term investments	45,898	56,548
Total investments	1,088,744	1,125,018
Cash and cash equivalents	61,757	43,813
Amounts recoverable from reinsurers (net of allowance for credit losses of $452 and $0 in 2020 and 2019, respectively)	105,803	95,913
Premiums receivable (net of allowance for credit losses of $4,791 and $5,112 in 2020 and 2019, respectively)	156,760	157,953
Deferred income taxes	13,665	17,513
Accrued interest receivable	9,274	9,730
Property and equipment, net	6,182	6,331
Deferred policy acquisition costs	17,810	19,048
Other assets	10,860	17,587
Total assets	$1,470,855	$1,492,906
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$760,561	$772,887
Unearned premiums	129,260	140,873
Amounts held for others	43,402	37,937
Policyholder deposits	41,524	44,718
Insurance-related assessments	17,995	22,967
Federal income tax payable	417	3,220
Accounts payable and other liabilities	38,880	40,089
Total liabilities	1,032,039	1,062,691
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2020 and 2019; 20,589,309 and 20,560,833 shares issued and 19,331,059 and 19,302,583 shares outstanding in 2020 and 2019, respectively	206	205
Additional paid-in capital	215,316	213,004
Treasury stock, at cost (1,258,250 shares in 2020 and 2019)	(22,370)	(22,370)
Accumulated earnings	224,645	227,165
Accumulated other comprehensive income, net	21,019	12,211
Total shareholders’ equity	438,816	430,215
Total liabilities and shareholders’ equity	$1,470,855	$1,492,906

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Net premiums earned	$304,427	$332,888	$350,326
Net investment income	29,364	32,483	30,452
Net realized gains (losses) on investments	1,132	(80)	(1,536)
Net unrealized gains (losses) on equity securities	4,204	4,758	(2,088)
Fee and other income	350	321	599
Total revenues	339,477	370,370	377,753
Expenses
Loss and loss adjustment expenses incurred	157,226	176,342	204,891
Underwriting and certain other operating costs	20,834	22,221	28,981
Commissions	23,147	25,010	26,160
Salaries and benefits	27,925	27,120	25,992
Policyholder dividends	3,453	4,160	4,148
Provision for investment related credit loss benefit	(27)	—	—
Total expenses	232,558	254,853	290,172
Income before income taxes	106,919	115,517	87,581
Income tax expense	20,317	22,827	15,949
Net income	$86,602	$92,690	$71,632
Earnings per share
Basic	$4.49	$4.82	$3.73
Diluted	$4.47	$4.80	$3.71
Shares used in computing earnings per share
Basic	19,288,996	19,248,657	19,208,978
Diluted	19,363,809	19,329,238	19,293,082
Extraordinary cash dividends declared per common share	$3.50	$3.50	$3.50
Cash dividends declared per common share	$1.08	$1.00	$0.88

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$86,602	$92,690	$71,632
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	8,808	13,043	(4,243)
Comprehensive income	$95,410	$105,733	$67,389

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amounts	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	20,504,165	$204	$210,081	(1,258,250)	$(22,370)	$233,896	$3,612	425,423
Impact of adoption of ASU 2016-01	—	—	—	—	—	615	(615)	—
Impact of adoption of ASU 2018-02	—	—	—	—	—	(414)	414	—
Comprehensive income:
Net income	—	—	—	—	—	71,632	—	71,632
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(4,243)	(4,243)
Comprehensive income	—	—	—	—	—	—	—	67,389
Common stock issued upon exercise of options	15,000	—	67	—	—	—	—	67
Common stock issued	9,065	1	195	—	—	—	—	196
Share-based compensation	—	—	1,088	—	—	—	—	1,088
Dividends to shareholders	—	—	—	—	—	(84,401)	—	(84,401)
Balance at December 31, 2018	20,528,230	$205	$211,431	(1,258,250)	$(22,370)	$221,328	$(832)	$409,762
Impact of adoption of ASU 2016-02	—	—	—	—	—	(1)	—	(1)
Comprehensive income:
Net income	—	—	—	—	—	92,690	—	92,690
Other comprehensive income:
Change in unrealized losses, net of tax	—	—	—	—	—	—	13,043	13,043
Comprehensive income	—	—	—	—	—	—	—	105,733
Common stock issued upon exercise of options	5,000	—	20	—	—	—	—	20
Common stock issued	27,603	—	560	—	—	—	—	560
Share-based compensation	—	—	993	—	—	—	—	993
Dividends to shareholders	—	—	—	—	—	(86,852)	—	(86,852)
Balance at December 31, 2019	20,560,833	$205	$213,004	(1,258,250)	$(22,370)	$227,165	$12,211	$430,215
Impact of adoption of ASU 2016-13	—	—	—	—	—	(594)	—	(594)
Comprehensive income:
Net income	—	—	—	—	—	86,602	—	86,602
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	8,808	8,808
Comprehensive income	—	—	—	—	—	—	—	95,410
Common stock issued upon exercise of options	—	—	—	—	—	—	—	—
Common stock issued	28,476	1	1,359	—	—	—	—	1,360
Share-based compensation	—	—	953	—	—	—	—	953
Dividends to shareholders	—	—	—	—	—	(88,528)	—	(88,528)
Balance at December 31, 2020	20,589,309	$206	$215,316	(1,258,250)	$(22,370)	$224,645	$21,019	$438,816

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$86,602	$92,690	$71,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,012	942	996
Net amortization of investments	8,177	8,659	10,787
Change in investment related allowance for credit losses	(27)	—	—
Deferred income taxes	1,657	872	(1,462)
Net realized (gains) losses on investments	(1,132)	80	1,536
Net unrealized (gains) losses on equity securities	(4,204)	(4,758)	2,088
Net realized losses on disposal of assets	58	3	—
Share-based compensation	3,296	2,351	2,065
Changes in operating assets and liabilities:
Premiums receivable, net	1,193	4,525	11,756
Accrued interest receivable	456	467	438
Deferred policy acquisition costs	1,238	686	517
Amounts held by others	7,856	—	(7,855)
Other assets	(1,230)	710	1,873
Reserves for loss and loss adjustment expenses	(12,326)	(25,522)	26,564
Unearned premiums	(11,613)	(8,423)	(7,974)
Reinsurance balances	(10,333)	16,093	(21,873)
Amounts held for others and policyholder deposits	2,271	(5,528)	2,911
Federal income taxes payable	(2,803)	(192)	5,173
Accounts payable and other liabilities	(6,750)	(4,831)	(904)
Net cash provided by operating activities	63,398	78,824	98,268
Investing activities
Purchases of investments held-to-maturity	(96,452)	(152,133)	(99,330)
Purchases of investments available-for-sale	(73,923)	(63,513)	(124,128)
Purchases of equity securities	(11,330)	(4,495)	(11,459)
Purchases of short-term investments	(139,242)	(125,763)	(133,355)
Proceeds from maturities of investments held-to-maturity	104,564	159,702	99,984
Proceeds from sales and maturities of investments available-for-sale	110,700	114,869	100,357
Proceeds from sales of equity securities	—	—	3
Proceeds from sales and maturities of short-term investments	149,975	84,039	139,865
Proceeds from redemptions of other investments	—	—	130
Purchases of property and equipment	(921)	(1,018)	(1,126)
Net cash provided by (used in) investing activities	43,371	11,688	(29,059)
Financing activities
Proceeds from stock option exercises	—	20	67
Finance lease purchases	(50)	(47)	—
Dividends to shareholders	(88,775)	(87,016)	(84,491)
Net cash used in financing activities	(88,825)	(87,043)	(84,424)
Change in cash and cash equivalents	17,944	3,469	(15,215)
Cash and cash equivalents at beginning of year	43,813	40,344	55,559
Cash and cash equivalents at end of year	$61,757	$43,813	$40,344
Supplemental disclosure of cash flow information
Income taxes paid	$20,562	$20,850	$11,235

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, manufacturing, agriculture, maritime, and oil and gas. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of 2020, 2019 and 2018.

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

December 31, 2020

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

For corporate fixed income securities, the probability of default (given a rating) comes from Moody’s annual study of Corporate Bond defaults published each February.  This study also contains the average recovery rates based on the historical defaults in the Moody’s study.  We have chosen to use the 1983-2019 data as more reflective of the current historical pattern of defaults (the study goes back to 1920).  The maximum maturity using the default rate is 20 years (any maturity greater than 20 years will use the 20-year rate).

For municipal fixed income securities the probability of default (given a rating) comes from Moody’s annual study of Municipal Bond defaults published each July/August.  This study also contains the average recovery rates based on the historical defaults in the Moody’s study.  This study covers 1970-2019 data, which we believe is reflective of the current historical pattern of defaults.  The maximum maturity using the default rate is 20 years (any maturity greater than 20 years will use the 20-year rate).

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

The credit rating used for reinsurance recoverables uses the average rating for each reinsurer as published by Moody’s, S&P, Fitch and A.M. Best to determine the probability of default.   The median rating is used if there are three ratings.  The probability of default (given a rating) comes from Moody’s annual study of Corporate Bond defaults published each February.  This study also contains the average recovery rates based on the historical defaults in the Moody’s study.  We have chosen to use the 1983-2019 data as more reflective of the current historical pattern of defaults (the study goes back to 1920).

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Prospective Accounting Guidance

All other issued but not yet effective accounting and reporting standards as of December 31, 2020 are either not applicable to the Company or are not expected to have a material impact on the Company.

Investments

The Company has the ability and positive intent to hold certain investments until maturity. Therefore, fixed maturity securities classified as held-to-maturity are recorded at amortized cost net of the allowance for credit losses. Fixed maturity securities classified as available-for-sale are recorded at fair value. Temporary changes in the fair value of these securities are reported in shareholders’ equity as a component of other comprehensive income, net of deferred income taxes.  Changes in the fair value of equity securities are recorded in net income.

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

Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The Company considers premiums receivable as past due based on the payment terms of the underlying policy. The balance is shown net of the allowance for credit losses. Receivables due from insureds are charged off when a determination has been made by management that a specific balance will not be collected. An estimate of amounts that are likely to be charged off is established as an allowance for credit losses as of the balance sheet date. The estimate is primarily comprised of specific balances that are considered probable to be charged off after all collection efforts have ceased, as well as historical trends and an analysis of the aging of the receivables.

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

Deferred Policy Acquisition Costs

The direct costs of successfully acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2020, 2019 or 2018.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Reserves for Loss and Loss Adjustment Expenses

Reserves for loss and loss adjustment expenses represent the estimated ultimate cost of all reported and unreported losses incurred through December 31. The Company does not discount loss and loss adjustment expense reserves. In establishing our reserves for loss and loss adjustment expenses, we review the results of analyses using individual case-base valuations and statistical and actuarial methods that utilize historical loss data from our more than 35 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

Experience-rated commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. These commission revenues on reinsurance contracts are recognized during the related reinsurance treaty period and are based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and certain other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations. Experience-rated commissions had no impact on underwriting and certain other operating costs in 2020 and 2019 and increased underwriting and certain other operating costs by $0.2 million in 2018.

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

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and certain other operating costs in the consolidated statements of income. Total advertising expenses incurred were $0.2 million in 2020, $0.4 million in 2019, and $0.5 million in 2018.

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

December 31, 2020

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

Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted EPS calculation includes potential common shares assumed issued under the treasury stock method, which reflects the potential dilution that would occur if any outstanding options or warrants were exercised or restricted stock becomes vested.

Share-Based Compensation

The Company recognizes the impact of its share-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. All share-based grants are recognized as compensation expense over the vesting period.  The target value of long-term incentive awards are recognized as compensation over the performance period.

2.	Investments

Short-term investments held at December 31, 2020 include $30.7 million of U.S. Treasury securities and obligations of U.S. government agencies, $9.1 million of obligations of states and political subdivisions and $6.1 million of corporate bonds.  Short-term investments held at December 31, 2019 include $54.6 million of U.S. Treasury securities and obligations of U.S. government agencies and $1.9 million of obligations of states and political subdivisions.

The gross unrecognized gains and losses on, and the amortized cost, allowance for credit losses, carrying amount, and fair value of, those investments classified as held-to-maturity at December 31, 2020 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$494,374	$(42)	$494,332	$32,489	$—	$526,821
Corporate bonds	69,981	(225)	69,756	3,144	—	72,900
U.S. agency-based mortgage-backed securities	7,261	—	7,261	645	—	7,906
U.S. Treasury securities and obligations of U.S. government agencies	13,626	—	13,626	239	—	13,865
Asset-backed securities	162	(7)	155	7	—	162
Totals	$585,404	$(274)	$585,130	$36,524	$—	$621,654

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

The gross unrealized gains and losses on, and the amortized cost and fair value of, those investments classified as available-for-sale at December 31, 2020 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$256,492	$20,050	$—	$276,542	$—
Corporate bonds	83,646	5,256	(3)	88,899	—
U.S. agency-based mortgage-backed securities	18,654	400	(2)	19,052	—
U.S. Treasury securities and obligations of U.S. government agencies	28,873	913	—	29,786	—
Totals	$387,665	$26,619	$(5)	$414,279	$—

The gross unrealized gains and losses on, and the cost of equity securities at December 31, 2020 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$35,787	$7,650	$—	$43,437
Total equity securities	$35,787	$7,650	$—	$43,437

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

The gross unrealized gains and losses on, and the cost of equity securities at December 31, 2019 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$24,457	$3,446	$—	$27,903
Total equity securities	$24,457	$3,446	$—	$27,903

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity by contractual maturity is as follows:

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$54,316	$54,794	$49,967	$50,348
After one year through five years	195,706	204,289	198,025	202,109
After five years through ten years	107,347	113,643	110,460	113,877
After ten years	220,345	240,860	229,782	243,279
U.S. agency-based mortgage-backed securities	7,261	7,906	10,967	11,511
Asset-backed securities	155	162	220	219
Totals	$585,130	$621,654	$599,421	$621,343

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale by contractual maturity is as follows:

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$69,177	$69,938	$27,160	$27,194
After one year through five years	80,593	85,829	144,142	146,469
After five years through ten years	53,835	57,829	47,175	49,419
After ten years	165,406	181,631	177,722	188,597
U.S. agency-based mortgage-backed securities	18,654	19,052	29,499	29,467
Totals	$387,665	$414,279	$425,698	$441,146

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

At December 31, 2020, there were $19.9 million of held-to-maturity investments on deposit with regulatory agencies of states in which the Company does business.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2020, 2019 and 2018 is as follows:

	Fixed Maturity Securities Available-for-Sale	Equity Securities	Other	Total
	(in thousands)
Year ended December 31, 2020
Proceeds from sales	$25,436	$—	$46,959	$72,395
Gross realized investment gains	$711	$—	$306	$1,017
Gross realized investment losses	(14)	—	(4)	(18)
Net realized investment gains	697	—	302	999
Other, including gains (losses) on calls and redemptions	(43)	—	176	133
Net realized gains on investments	$654	$—	$478	$1,132
Year ended December 31, 2019
Proceeds from sales	$33,113	$—	$21,977	$55,090
Gross realized investment gains	$140	$—	$36	$176
Gross realized investment losses	(68)	—	—	(68)
Net realized investment gains	72	—	36	108
Other, including gains (losses) on calls and redemptions	(196)	—	8	(188)
Net realized gains (losses) on investments	$(124)	$—	$44	$(80)
Year ended December 31, 2018
Proceeds from sales	$15,025	$3	$—	$15,028
Gross realized investment gains	$238	$1	$—	$239
Gross realized investment losses	(1,354)	—	—	(1,354)
Net realized investment gains (losses)	(1,116)	1	—	(1,115)
Other, including losses on calls and redemptions	(144)	—	(277)	(421)
Net realized gains (losses) on investments	$(1,260)	$1	$(277)	$(1,536)

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Gross investment income:
Fixed maturity securities	$28,414	$30,343	$28,762
Equity securities	1,006	628	448
Short-term investments and cash and cash equivalents	897	2,478	2,208
Total gross investment income	30,317	33,449	31,418
Investment expenses	(953)	(966)	(966)
Net investment income	$29,364	$32,483	$30,452

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

The following table summarizes the fair value and gross unrealized losses on fixed maturity securities, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
December 31, 2020
Available-for-Sale
Corporate bonds	$2,515	$3	$—	$—	$2,515	$3
U.S. agency-based mortgage-backed securities	2,133	2	—	—	2,133	2
Total available-for-sale securities	$4,648	$5	$—	$—	$4,648	$5
December 31, 2019
Held-to-Maturity
States and political subdivisions	$21,074	$193	$—	$—	$21,074	$193
U.S. Treasury securities and obligations of U.S. government agencies	—	—	3,243	12	3,243	12
Asset-backed securities	—	—	68	1	68	1
Total held-to-maturity securities	21,074	193	3,311	13	24,385	206
Available-for-Sale
States and political subdivisions	$4,140	$26	$—	$—	$4,140	$26
Corporate bonds	6,426	1	—	—	6,426	1
U.S. agency-based mortgage-backed securities	13,007	95	1,152	1	14,159	96
U.S. Treasury securities and obligations of U.S. government agencies	—	—	17,068	42	17,068	42
Total available-for-sale securities	23,573	122	18,220	43	41,793	165
Total	$44,647	$315	$21,531	$56	$66,178	$371

At December 31, 2020, the Company held 2 individual fixed maturity securities that were in an unrealized loss position, of which none were in a continuous unrealized loss position for longer than 12 months.

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the year ended December 31, 2020.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at January 1, 2020	$45	$245	$—	$—	$11	$301
Provision for credit loss benefit	(3)	(20)	—	—	(4)	(27)
Balance at December 31, 2020	$42	$225	$—	$—	$7	$274

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

The Company has established an allowance for credit losses on 424 held-to-maturity securities totaling $0.3 million as of December 31, 2020.  The majority of those securities were states and political subdivisions and corporate bonds at 393 and 28, respectively.

The Company has no allowance for credit losses on investments classified as available-for-sale as of December 31, 2020.  During 2019, the Company had no impairment losses recognized for other-than-temporary declines in the fair value of our investments.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of December 31, 2020.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized cost
	(in thousands)
AAA/AA/A ratings	$490,311	$29,890	$7,261	$13,626	$111	$541,199
Baa/BBB ratings	4,063	40,091	—	—	18	44,172
B ratings	—	—	—	—	33	33
Total	$494,374	$69,981	$7,261	$13,626	$162	$585,404

3.	Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for credit losses. The components of premiums receivable are shown below:

	December 31,
	2020	2019
	(in thousands)
Premiums receivable	$161,551	$163,065
Allowance for credit losses	(4,791)	(5,112)
Premiums receivable, net	$156,760	$157,953

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

The following summarizes the activity in the allowance for credit losses:

	December 31,
	2020	2019
	(in thousands)
Balance, beginning of year	$5,112	$5,390
Provision for credit loss expense	1,278	723
Write-offs	(1,599)	(1,001)
Balance, end of year	$4,791	$5,112

Included in premiums receivable at December 31, 2020, 2019 and 2018 is the Company’s estimate for EBUB premium of $6.3 million, $8.5 million and $7.5 million, respectively.

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

These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2020	2019
	(in thousands)
Agents’ commissions	$13,244	$14,290
Premium taxes	2,806	2,960
Deferred underwriting expenses	1,760	1,798
Total deferred policy acquisition costs	$17,810	$19,048

The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Balance, beginning of year	$19,048	$19,734	$20,251
Policy acquisition costs deferred	40,345	43,872	45,252
Amortization expense during the year	(41,583)	(44,558)	(45,769)
Balance, end of year	$17,810	$19,048	$19,734

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2020	2019
	(in thousands)
Land and office building	$7,919	$7,819
Furniture and equipment	5,438	6,097
Software	7,916	7,366
Automobiles	74	74
Finance lease right-of-use assets	365	185
Total original cost	21,712	21,541
Accumulated depreciation and amortization	(15,530)	(15,210)
Property and equipment, net	$6,182	$6,331

Accumulated depreciation and amortization includes $0.2 million that is related to equipment held under finance leases at December 31, 2020 and 2019 and is included in the underwriting and certain other operating costs line item on the income statement.  The lease liabilities related to these properties are included in accounts payable and other liabilities.

6.	Reinsurance

The Company cedes certain premiums and losses to various reinsurers under excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2020, 2019 and 2018 was as follows:

	2020 Premiums		2019 Premiums		2018 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Gross	$303,090	$314,703	$333,460	$341,883	$351,696	$359,670
Ceded	(10,276)	(10,276)	(8,995)	(8,995)	(9,344)	(9,344)
Net premiums	$292,814	$304,427	$324,465	$332,888	$342,352	$350,326

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2020	2019
	(in thousands)
Unpaid losses recoverable:
Case basis	$88,622	$82,252
Incurred but not reported	17,085	13,090
Paid losses recoverable	548	571
Allowance for credit losses	(452)	—
Total	$105,803	$95,913

Amounts recoverable from reinsurers consists of ceded case reserves, ceded incurred but not reported (“IBNR”) reserves, and paid losses recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2020, paid losses recoverable past due were immaterial.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

The Company received reinsurance recoveries of $4.4 million in 2020, $2.0 million in 2019 and $1.3 million in 2018.

The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts.  At December 31, 2020, reinsurance recoverables from reinsurers that exceeded 1.5% of statutory surplus of the Company’s insurance subsidiaries are shown below.

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2020
		(in thousands)
Hannover Reinsurance (Ireland) Limited (1)	A+	$56,753
Allianz Risk Transfer AG (Bermuda)	A+	12,050
Odyssey America Reinsurance Corporation	A	8,688
Minnesota Workers' Compensation Reinsurance Association (1)	NR	6,367
Other reinsurers		22,397
Total amounts recoverable from reinsurers		106,255
Allowance for credit losses		(452)
Total amounts recoverable from reinsurers net of allowance for credit losses		105,803
Funds withheld and letters of credit related to the above recoverables		(71,986)
Total unsecured amounts recoverable from reinsurers		$33,817

(1)	Current participant in our 2021 reinsurance program.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the year ended December 31, 2020.

Year Ended December 31,
2020
(in thousands)
Balance, beginning of period	$444
Provision for credit loss benefit	8
Balance, end of period	$452

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

7.	Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$19,297	$19,985
Unearned premiums	6,984	7,638
Accrued expenses and other	2,947	2,612
State income tax	2,212	2,484
Accrued policyholder dividends	2,020	2,330
Capital loss carryforward	—	20
Accrued insurance-related assessments	1,963	2,672
Total deferred tax assets	35,423	37,741
Less: Valuation allowance	(2,169)	(2,025)
Net deferred tax assets	33,254	35,716

Deferred income tax liabilities:
Deferred policy acquisition costs	(4,547)	(4,838)
Callable bond amortization	—	(2)
Unrealized gain on securities available-for-sale	(7,194)	(3,970)
Property and equipment and other	(260)	(271)
Salvage and subrogation	(516)	(636)
Loss reserves adjustment due to the Tax Act	(7,072)	(8,486)
Total deferred income tax liabilities	(19,589)	(18,203)
Net deferred income taxes	$13,665	$17,513

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current:
Federal	$17,760	$20,658	$16,407
State	900	1,297	1,004
	18,660	21,955	17,411
Deferred:
Federal	1,403	732	(1,389)
State	254	140	(73)
	1,657	872	(1,462)
Total	$20,317	$22,827	$15,949

As of December 31, 2020 and 2019, the Company had a valuation allowance against its deferred income tax benefits of $2.2 and $2.0 million, respectively.  During 2018, there was no valuation allowance on the Company’s deferred income tax assets and liabilities.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Income tax computed at federal statutory tax rate	$22,453	$24,258	$18,392
Tax-exempt interest, net	(3,226)	(2,999)	(2,965)
State income tax	1,080	1,178	720
Dividends received deduction	(89)	(59)	(44)
Other	99	449	(154)
	$20,317	$22,827	$15,949

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic.  The bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals.  The Company was able to take advantage of a provision in the Act delaying payment of certain payroll taxes until 2021 and 2022.  The CARES Act had no material impact on the Company’s financial statements.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2020, 2019 and 2018.

Tax years 2017 through 2020 are subject to examination by the federal and state taxing authorities.

8.	Line of Credit

The Company has an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank.  The agreement expires in December 2022.  Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate, LIBOR or equivalent.  Under the agreement, the Company pays a fee of 0.25% on the unused portion of the loan in arrears quarterly, or a fee of $50,000 annually, assuming the line of credit is not used during the calendar year.  The line of credit is unsecured. No borrowings or letters of credit were outstanding under the line of credit arrangement at December 31, 2020 or 2019.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

9.	Loss and Loss Adjustment Expenses

The following development tables provide the incurred and paid losses and allocated loss adjustment expenses, net of reinsurance, for workers’ compensation and general liability for accident years 2011 through 2020.  The incurred but not reported (“IBNR”) losses and claims frequency is included for each accident year presented.

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of
	For the Years Ended December 31,										December 31, 2020
	(Dollars in thousands)										Total IBNR
											Plus
											Expected	Cumulative
											Development	Number of
Accident	Unaudited (1)										on Reported	Claims
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Claims	Reported
2011	$196,384	$199,522	$199,163	$198,213	$195,262	$192,988	$191,126	$189,327	$188,226	$188,264	$5,198	6,044
2012	—	222,549	222,075	212,738	193,515	184,460	182,859	180,387	178,586	177,547	6,419	5,749
2013	—	—	241,810	241,811	233,656	220,457	214,701	210,588	209,184	207,304	7,762	5,766
2014	—	—	—	268,846	268,846	249,097	235,058	226,933	218,386	212,417	5,468	5,839
2015	—	—	—	—	262,573	262,573	252,514	235,471	220,965	211,758	6,717	5,516
2016	—	—	—	—	—	250,491	250,491	241,406	218,005	209,214	6,843	5,393
2017	—	—	—	—	—	—	244,094	244,098	234,587	220,096	8,066	5,211
2018	—	—	—	—	—	—	—	250,487	250,487	235,641	16,057	5,467
2019	—	—	—	—	—	—	—	—	241,344	241,344	16,609	5,199
2020	—	—	—	—	—	—	—	—	—	220,710	8,491	4,170
									Total	$2,124,295	$87,630

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Dollars in thousands)

Accident	Unaudited (1)										Claim
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Frequency (2)
2011	$53,329	$111,029	$140,831	$153,968	$161,639	$165,967	$167,757	$169,994	$170,785	$171,583	22.82
2012	—	50,579	107,467	133,658	149,161	154,553	157,207	159,807	161,014	162,588	18.73
2013	—	—	51,396	119,507	150,304	165,994	172,479	177,724	180,614	182,465	16.55
2014	—	—	—	53,060	119,820	153,320	169,736	180,683	186,129	191,394	14.99
2015	—	—	—	—	54,141	121,599	151,818	170,461	182,053	185,657	14.25
2016	—	—	—	—	—	52,238	115,713	143,016	156,861	166,887	14.23
2017	—	—	—	—	—	—	56,951	122,552	151,427	166,448	14.68
2018	—	—	—	—	—	—	—	62,061	126,057	152,328	15.20
2019	—	—	—	—	—	—	—	—	58,883	120,512	15.21
2020	—	—	—	—	—	—	—	—	—	50,113	13.25
									Total	1,549,975
All outstanding liabilities before 2011, net of reinsurance										80,533
Liabilities for loss and loss adjustment expenses, net of reinsurance										654,854

(1) Data presented for these calendar years is required supplementary information, which is unaudited.
(2) Frequency, as calculated above, refers to reported claims divided by gross premium earned.

The average annual percentage payout of incurred losses by age, net of reinsurance, for workers’ compensation and general liability as of December 31, 2020 is summarized below. Since workers’ compensation has long payout periods, the table below shows less than 100% in the years disclosed.  This is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
25.6%	30.2%	14.1%	7.6%	4.3%	2.1%	1.6%	0.9%	0.7%	0.4%

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Balance, beginning of period	$772,887	$798,409	$771,845
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	95,343	107,216	84,889
Net balance, beginning of period	677,544	691,193	686,956
Add incurred related to:
Current accident year	220,710	241,344	250,487
Prior accident years	(63,484)	(65,002)	(45,596)
Total incurred	157,226	176,342	204,891
Less paid related to:
Current accident year	50,113	58,883	62,061
Prior accident years	129,803	131,108	138,593
Total paid	179,916	189,991	200,654
Net balance, end of period	654,854	677,544	691,193
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	105,707	95,343	107,216
Balance, end of period	$760,561	$772,887	$798,409

The final resolution of the estimated loss reserve liability may be different from that anticipated at the reporting date because of the inherent uncertainty in loss reserve estimates, including, but not limited to, the future settlement environment.  Consequently, actual paid losses in the future may result in a significantly different amount than currently reserved, favorable or unfavorable.

The difference between currently estimated losses and losses estimated for a prior period at a prior valuation date is known as development.  Development is unfavorable when the losses ultimately settle for more than they were reserved for or future estimates suggest that reserves should be increased on unresolved claims.  Development is favorable when the losses ultimately settle for less than they were reserved for or future estimates suggest that reserves should be decreased on unresolved claims.  Favorable or unfavorable development of loss reserves are reflected in our results of operations in the period the estimates are changed.

The foregoing reconciliation reflects favorable development of the net reserves at December 31, 2020, 2019 and 2018. The favorable development reduced loss and loss adjustment expenses incurred by $63.5 million in 2020, driven primarily by accident years 2018 and 2017 of $14.8 million and $14.5 million, respectively. In 2019 and 2018, the Company recorded favorable development of $65.0 million and $45.6 million, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development and continued favorable severity trends compared to those originally estimated.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

The following table details our exposures to various asbestos related claims:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Reserves for loss and LAE at beginning of year	$1,323	$1,555	$1,748
Incurred losses and LAE during the current year	(936)	(183)	108
Loss and LAE payments	(69)	(49)	(301)
Reserves for loss and LAE at end of year	$318	$1,323	$1,555

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

The anticipated effect of inflation is implicitly considered when estimating liabilities for loss and loss adjustment expenses. In establishing our reserves for loss and loss adjustment expenses, we review the results of analyses using individual case-base valuations and statistical and actuarial methods that utilize historical loss data from our more than 35 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides some of the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates. These anticipated trends are monitored based on actual development and are modified if necessary.

10.	Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholders’ capital and surplus at December 31, 2020, 2019 and 2018 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2020, were as follows:

	2020	2019	2018
	(in thousands)
Capital and surplus	$365,524	$359,952	$383,575
Net income	82,390	92,301	72,979
Net realized gains (losses) on investments	1,075	(80)	(1,536)

Property and casualty insurance companies are subject to certain risk-based capital requirements, or RBC requirements, specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2020, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirements.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the greater of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Nebraska Director of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. AIIC paid $88.6 million in dividends to the Company in 2020, $115.9 million in 2019 and $65.4 million in 2018. Based upon the dividend limitation described above, AIIC could pay to the Company dividends of up to $83.4 million in 2021 without seeking regulatory approval.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

11.	Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. At December 31, 2020, there were 20,589,309 shares of common stock issued and 19,331,059 shares outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 2020, there were no shares of preferred stock outstanding.

12.	Restricted Stock and Stock Options

2005 Incentive Plan

The AMERISAFE 2005 Equity Incentive Plan (the “2005 Incentive Plan”) is administered by the Compensation Committee of the Board and was designed to provide incentive compensation to executive officers and other key management personnel. The 2005 Incentive Plan permitted awards in the form of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, non-qualified stock options, restricted shares of common stock and restricted stock units. In connection with the approval of the 2012 Equity and Incentive Compensation Plan by the Company’s shareholders, no further grants were made under the 2005 Incentive Plan.  As of December 31, 2020, there are no outstanding options or restricted stock awards under the 2005 Incentive Plan.

Stock options granted under the 2005 Incentive Plan were exercisable, subject to vesting requirements determined by the Compensation Committee, for periods of up to ten years from the date of grant. Stock options generally expire 90 days after the cessation of an optionee’s service as an employee. However, in the case of an optionee’s death or disability, the unexercised portion of a stock option remains exercisable for up to one year after the optionee’s death or disability. Stock options that were granted under the 2005 Incentive Plan are not transferable, except by will or the laws of descent and distribution.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

The following table summarizes information about the stock option activity under the 2005 Incentive Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1, 2018	20,000	5.21	2.1
Granted	—	—	—
Exercised	(15,000)	4.46	0.9
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2018	5,000	3.95	1.9
Exercisable at December 31, 2018	5,000	3.95	1.9
Outstanding at January 1, 2019	5,000	3.95	1.9
Granted	—	—	—
Exercised	(5,000)	3.95	0.9
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2019	—	—	—
Exercisable at December 31, 2019	—	—	—
Outstanding at January 1, 2020	—	—	—
Granted	—	—	—
Exercised	—	—	—
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2020	—	—	—
Exercisable at December 31, 2020	—	—	—

	2020	2019	2018
	(in thousands)
Cash received from option exercises	$—	$20	$67
Total intrinsic value of options exercised	—	287	766
Aggregate intrinsic value of vested options outstanding	—	—	264

The Company recognized no compensation expense in 2020 and 2019 and $12,000 in 2018, related to awards made under the 2005 Incentive Plan.

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

In 2020, 23,207 shares of common stock were granted under the 2012 Incentive Plan.  In 2019, 9,391 shares of common stock and 13,322 shares of restricted stock were granted under the 2012 Incentive Plan, which will vest through 2024.  At December 31, 2020, there were 297,227 shares of common stock available for future awards under the 2012 Incentive Plan.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

The following table summarizes information about the common and restricted stock activity under the 2012 Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2018	60,879	45.71
Granted	3,304	59.16
Vested	(24,608)	44.31
Forfeited	—	—
Nonvested balance at December 31, 2018	39,575	48.93
Granted	22,713	61.08
Vested	(29,760)	51.86
Forfeited	—	—
Nonvested balance at December 31, 2019	32,528	54.02
Granted	23,207	58.62
Vested	(40,421)	54.31
Forfeited	—	—
Nonvested balance at December 31, 2020	15,314	60.23

The Company recognized compensation expense of $605,000, $676,000 and $726,000 in 2020, 2019 and 2018, respectively, related to share-based grants.  The Company recognized compensation expense of $2,341,000, $1,359,000 and $976,000 in 2020, 2019 and 2018, respectively, related to long-term incentive awards under the 2012 Incentive Plan.   The long-term incentive award is a liability award.

Non-Employee Director Restricted Stock Plan

The AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the Restricted Stock Plan is 150,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2020, there were 47,748 shares of common stock available for future awards under the Restricted Stock Plan.

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

As of December 31, 2020, there were 5,068 shares of restricted stock outstanding under the Non-Employee Director Restricted Stock Plan, all of which will vest on the date of the annual meeting of shareholders in 2021.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

The following table summarizes information about the restricted stock activity under the Non-Employee Director Restricted Stock Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2018	6,454	54.20
Granted	5,761	60.75
Vested	(6,454)	54.20
Forfeited	—	—
Nonvested balance at December 31, 2018	5,761	60.75
Granted	4,890	61.34
Vested	(5,761)	60.75
Forfeited	—	—
Nonvested balance at December 31, 2019	4,890	61.34
Granted	5,269	68.88
Vested	(5,091)	61.49
Forfeited	—	—
Nonvested balance at December 31, 2020	5,068	69.03

The Company recognized compensation expense of $349,000 in 2020, $317,000 in 2019 and $351,000 in 2018 related to the Non-Employee Director Restricted Stock Plan.

13.	Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with FASB Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. The Company has no participating unvested common shares which contain nonforfeitable rights to dividends and applies the treasury stock method in computing basic and diluted earnings per share.

Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

The diluted EPS calculation includes potential common shares assumed issued under the treasury stock method, which reflects the potential dilution that would occur if any outstanding options were exercised or restricted stock becomes vested.

The calculation of basic and diluted EPS for the years ended December 31, 2020, 2019 and 2018 are presented below.

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands, except earnings per share amounts)
Basic EPS:
Net income – basic	$86,602	$92,690	$71,632
Basic weighted average common shares	19,289	19,249	19,209
Basic earnings per share	$4.49	$4.82	$3.73
Diluted EPS:
Net income – diluted	$86,602	$92,690	$71,632
Diluted weighted average common shares:
Weighted average common shares	19,289	19,249	19,209
Restricted stock and stock options	75	80	84
Diluted weighted average common shares	19,364	19,329	19,293
Diluted earnings per common share	$4.47	$4.80	$3.71

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

The table below sets forth the reconciliation of the weighted average shares used for the basic and diluted EPS calculation.

	Years Ended
	2020	2019	2018
Basic weighted average common shares	19,288,996	19,248,657	19,208,978
Add: Other common shares eligible for common dividends:
Restricted stock and stock options	74,813	80,581	84,104
Diluted weighted average common shares	19,363,809	19,329,238	19,293,082

14.Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income includes net income plus unrealized gains/losses on our available-for-sale investment securities, net of tax.  The following table illustrates the changes in the balance of each component of accumulated other comprehensive income (loss) for each period presented in the financial statements.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Balance, beginning of period	$12,211	$(832)	$3,612
Impact of adoption of ASU 2016-01	—	—	(615)
Impact of adoption of ASU 2018-02	—	—	414
Adjusted beginning balance	12,211	(832)	3,411
Other comprehensive income (loss) before reclassification	9,538	12,379	(4,551)
Amounts reclassified from accumulated other comprehensive income (loss)	(730)	664	308
Net current period other comprehensive income (loss)	8,808	13,043	(4,243)
Balance, end of period	$21,019	$12,211	$(832)

The sale or other-than-temporary impairment (“OTTI”) of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income.  The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income (Loss)	Year Ended December 31,			Affected line item in the statement of income
	2020	2019	2018
	(in thousands)
Unrealized gains (losses) on available-for- sale securities	$925	$(841)	$(390)	Net realized gains (losses) on investments
	925	(841)	(390)	Income before income taxes
	(195)	177	82	Income tax expense
	$730	$(664)	$(308)	Net income

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

	Pre-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	(in thousands)
December 31, 2020
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$12,074	$2,536	$9,538
Reclassification adjustment for gains realized in net income	(925)	(195)	(730)
Net unrealized gain	11,149	2,341	8,808
Other comprehensive income	$11,149	$2,341	$8,808
December 31, 2019
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$15,670	$3,291	$12,379
Reclassification adjustment for losses realized in net income	841	177	664
Net unrealized gain	16,511	3,468	13,043
Other comprehensive income	$16,511	$3,468	$13,043
December 31, 2018
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(5,760)	$(1,209)	$(4,551)
Reclassification adjustment for gains realized in net income	390	82	308
Net unrealized loss	(5,370)	(1,127)	(4,243)
Other comprehensive loss	$(5,370)	$(1,127)	$(4,243)

15.	Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches 50% of employee contributions up to 6% of compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Company contributions to this plan were $0.7 million in each of 2020, 2019 and 2018.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes the fair value of the annuities at December 31, 2020, that the Company has purchased to satisfy its obligations.

Life Insurance Company	A.M. Best Rating	Statement Value of Annuities Exceeding 1% of Statutory Surplus
		(in thousands)
Pacific Life & Annuity Company	A+	$16,489
American General Life Insurance Company	A	14,462
Travelers Life and Annuity Insurance Company	A	9,758
New York Life Insurance Company	A++	9,120
Metropolitan Life Insurance Company	A+	6,701
John Hancock Life Insurance Company	A+	6,536
United of Omaha Insurance Company	A+	5,141
Athene Annuity and Life Company	A	4,363
Pacific Life Insurance Company	A+	4,010
Lincoln Life Assurance Company of Boston	A+	3,698
Other		18,997
		$99,275

Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best Company rating of “A” (Excellent) or better.

The Company has operating and finance leases for office space and equipment.  Our leases have remaining lease terms of one month to 60 months, some of which include options to extend the leases for up to five years.

The components of lease expense were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Operating lease cost	$160	$164
Finance lease cost:
Amortization of right-of-use assets	6	62
Interest on lease liabilities	2	4
Total finance lease cost	$8	$66

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(116)	$430
Operating cash flows from finance leases	4	46
Financing cash flows from finance leases	50	47

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Right-of-use assets obtained in the exchange for the lease obligations were as follows:

	December 31,
	2020	2019
	(in thousands)
Operating leases	$56	$369
Finance leases	180	—

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019	Balance Sheet Classification
	(in thousands)
Operating leases:
Operating lease right-of-use assets	$314	$430	Other assets

Operating lease liabilities	$314	$430	Accounts payable and other liabilities

Finance leases:
Finance lease right-of-use assets	$365	$185
Finance lease accumulated amortization right-of-use assets	(185)	(179)
Property and equipment, net	$180	$6	Property and equipment, net

Finance lease liabilities	$185	$54	Accounts payable and other liabilities

	December 31,
	2020		2019
Weighted average remaining lease term:
Operating leases	2.7	years	3.6	years
Finance leases	4.9	years	1.1	years
Weighted average discount rate:
Operating leases	5.24%		5.25%
Finance leases	3.30%		5.21%

The following is a maturity analysis of the annual undiscounted cash flows of the operating and finance lease liabilities as of December 31, 2020:

	Operating Leases	Finance Leases
	(in thousands)
2021	$136	$44
2022	120	39
2023	75	39
2024	6	39
2025	—	39
Total lease payments	337	200
Less imputed interest	23	15
Total	$314	$185

Rental expense was $0.2 million in each of 2020, 2019 and 2018.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

17.	Concentration of Operations

The Company derives its premium revenues from its operations in the workers’ compensation insurance line of business.

Net premiums earned during 2020, 2019 and 2018 for the top ten states in 2020 and all others are shown below:

	2020		2019		2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Georgia	$37,926	12.5%	$38,090	11.4%	$40,351	11.5%
Florida	34,617	11.4%	39,936	12.0%	39,672	11.3%
Pennsylvania	24,340	8.0%	27,519	8.3%	31,708	9.1%
Louisiana	22,668	7.4%	24,782	7.4%	25,810	7.4%
North Carolina	17,338	5.7%	18,800	5.7%	19,537	5.6%
Illinois	14,802	4.9%	16,929	5.1%	19,710	5.6%
Virginia	14,041	4.6%	15,249	4.6%	15,228	4.3%
Wisconsin	12,263	4.0%	13,388	4.0%	14,101	4.0%
South Carolina	11,270	3.7%	13,020	3.9%	13,924	4.0%
Minnesota	11,057	3.6%	13,399	4.0%	12,900	3.7%
All others	104,105	34.2%	111,776	33.6%	117,385	33.5%
Total net premiums earned	$304,427	100.0%	$332,888	100.0%	$350,326	100.0%

18.	Fair Values of Financial Instruments

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

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held to maturity	$585,130	$621,654	$599,421	$621,343
Fixed maturity securities—available-for-sale	414,279	414,279	441,146	441,146
Equity securities	43,437	43,437	27,903	27,903
Short-term investments	45,898	45,898	56,548	56,548
Cash and cash equivalents	61,757	61,757	43,813	43,813

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics.  There were no transfers between Level 1 and Level 2 during the year ended December 31, 2020.

Assets measured at fair value on a recurring basis as of December 31, 2020 and 2019 are as follows:

	December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$276,542	$—	$276,542
Corporate bonds	—	88,899	—	88,899
U.S. agency-based mortgage-backed securities	—	19,052	—	19,052
U.S. Treasury securities	29,786	—	—	29,786
Total securities available-for-sale—fixed maturity	29,786	384,493	—	414,279
Equity securities:
Domestic common stock	43,437	—	—	43,437
Total	$73,223	$384,493	$—	$457,716

	December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$237,775	$—	$237,775
Corporate bonds	—	133,778	—	133,778
U.S. agency-based mortgage-backed securities	—	29,467	—	29,467
U.S. Treasury securities	40,126	—	—	40,126
Total securities available-for-sale—fixed maturity	40,126	401,020	—	441,146
Equity securities:
Domestic common stock	27,903	—	—	27,903
Total	$68,029	$401,020	$—	$469,049

Assets measured at amortized cost as of December 31, 2020 and 2019 are as follows:

	December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$526,821	$—	$526,821
Corporate bonds	—	72,900	—	72,900
U.S. agency-based mortgage-backed securities	—	7,906	—	7,906
U.S. Treasury securities	13,865	—	—	13,865
Asset-backed securities	—	162	—	162
Total held-to-maturity	$13,865	$607,789	$—	$621,654

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

	December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$485,647	$—	$485,647
Corporate bonds	—	110,925	—	110,925
U.S. agency-based mortgage-backed securities	—	11,511	—	11,511
U.S. Treasury securities	7,873	—	—	7,873
Obligations of U.S. government agencies	—	5,168	—	5,168
Asset-backed securities	—	219	—	219
Total held-to-maturity	$7,873	$613,470	$—	$621,343

At December 31, 2020 and 2019, the Company did not hold any securities measured at fair value on a nonrecurring basis due to impairment.

19.	Quarterly Financial Data (Unaudited)

The following table represents unaudited quarterly financial data for the years ended December 31, 2020 and 2019.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2020
Net premiums earned	$78,990	$75,964	$74,771	$74,702
Net investment income	7,749	7,324	7,063	7,228
Net realized gains (losses) on investments	992	163	309	(332)
Net unrealized gains (losses) on equity securities	(8,763)	5,570	844	6,553
Total revenues	79,169	89,082	83,005	88,221
Income before income taxes	13,241	29,391	28,669	35,618
Net income	10,800	23,948	23,353	28,501
Earnings per share:
Basic	$0.56	$1.24	$1.21	$1.48
Diluted	$0.56	$1.24	$1.21	$1.47
Comprehensive income	12,284	29,431	24,087	29,608
Extraordinary cash dividends declared per common share	$—	$—	$—	$3.50
Cash dividends declared per common share	$0.27	$0.27	$0.27	$0.27

2019
Net premiums earned	$84,948	$82,951	$82,712	$82,277
Net investment income	8,015	8,169	8,264	8,035
Net realized gains (losses) on investments	59	(82)	(4)	(53)
Net unrealized gains on equity securities	2,158	642	365	1,593
Total revenues	95,190	91,753	91,488	91,939
Income before income taxes	23,809	22,169	26,613	42,926
Net income	19,400	17,890	21,386	34,014
Earnings per share:
Basic	$1.01	$0.93	$1.11	$1.77
Diluted	$1.01	$0.93	$1.11	$1.76
Comprehensive income	25,193	23,068	23,862	33,610
Extraordinary cash dividends declared per common share	$—	$—	$—	$3.50
Cash dividends declared per common share	$0.25	$0.25	$0.25	$0.25

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

20.	Capital Management

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. There were no shares repurchased under this program in 2020. Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

In 2013, the Company’s Board of Directors initiated a regular quarterly dividend.  During 2020, the Company’s Board of Directors declared a quarterly dividend of $0.27 per share compared to $0.25 per share in 2019, and $0.22 per share in 2018.  The Company declared extraordinary dividends totaling $3.50 per share in each of 2020, 2019 and 2018.

21.	Subsequent Events

On February 23, 2021 the Company declared a regular quarterly cash dividend of $0.29 per share payable on March 26, 2021 to shareholders of record as of March 12, 2021.  The Board considers the payment of a regular cash dividend each calendar quarter.

Schedule II. Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2020	2019
	(in thousands)
Assets:
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $0 in 2020 and 2019, (fair value $361 and $0, in 2020 and 2019, respectively)	$361	$—
Fixed maturity securities—available-for-sale, at fair value (amortized cost $7,210 in 2020 and 2019)	7,259	7,216
Equity securities, at fair value (cost $10,007 in 2020 and 2019)	11,503	11,779
Short-term investments	9,676	17,967
Investment in subsidiaries	384,774	379,001
Total investments	413,573	415,963
Cash and cash equivalents	23,562	10,551
Notes receivable from subsidiaries	2,140	2,781
Property and equipment, net	1,605	1,720
Federal income tax recoverable	2,705	2,798
Other assets	1,420	804
Total assets	$445,005	$434,617
Liabilities and shareholders’ equity
Liabilities:
Accounts payable and other liabilities	6,095	4,230
Deferred income taxes	94	172
Total liabilities	6,189	4,402
Shareholders' equity (net of Treasury stock of $22,370 at December 31, 2020 and 2019)	438,816	430,215
Total liabilities and shareholders' equity	$445,005	$434,617

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenues
Net investment income	$944	$915	$1,089
Net unrealized gains (losses) on equity securities	(276)	1,977	(948)
Fee and other income	9,122	5,352	7,389
Total revenues	9,790	8,244	7,530
Expenses
Other operating costs	9,122	8,244	7,530
Total expenses	9,122	8,244	7,530
Income before income taxes and equity in earnings of subsidiaries	668	—	—
Income tax expense (benefit)	259	376	(36)
Gain (loss) before equity in earnings of subsidiaries	409	(376)	36
Equity in net income of subsidiaries	86,193	93,066	71,596
Net income	$86,602	$92,690	$71,632

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Operating activities
Net cash provided by operating activities	$6,012	$2,333	$2,448
Investing activities
Purchases of investments	(10,982)	(27,140)	(47,825)
Proceeds from sales of investments	18,970	1,987	54,600
Purchases of property and equipment	(764)	(995)	(1,041)
Dividends from subsidiary	88,600	115,900	65,400
Net cash provided by investing activities	95,824	89,752	71,134
Financing activities
Proceeds from stock option exercises	—	20	67
Finance lease purchases	(50)	(47)	—
Dividends to shareholders	(88,775)	(87,016)	(84,491)
Net cash used in financing activities	(88,825)	(87,043)	(84,424)
Change in cash and cash equivalents	13,011	5,042	(10,842)
Cash and cash equivalents at beginning of year	10,551	5,509	16,351
Cash and cash equivalents at end of year	$23,562	$10,551	$5,509

Schedule VI. Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Costs	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Net Premiums Earned	Net Investment Income	Loss and LAE Related to Current Period	Loss and LAE Related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
	(in thousands)
2020	$17,810	$760,561	$129,260	$304,427	$29,364	$220,710	$(63,484)	$(41,583)	$179,916	$292,814
2019	19,048	772,887	140,873	332,888	32,483	241,344	(65,002)	(44,558)	189,991	324,465
2018	19,734	798,409	149,296	350,326	30,452	250,487	(45,596)	(45,769)	200,654	342,352

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of AMERISAFE, Inc. and subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited AMERISAFE, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMERISAFE, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Philadelphia, PA

February 26, 2021

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2021 Annual Meeting of Shareholders. We plan to file our Proxy Statement within 120 days after December 31, 2020, the end of our fiscal year.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2021 Annual Meeting of Shareholders.

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

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees, and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2021 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2021 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2021 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2021 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2021 Annual Meeting of Shareholders.

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

10.17

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2017, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed February 24, 2017)

10.18

Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2017, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed February 24, 2017)

10.19

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2018, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed February 28, 2018)

10.20

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2019, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.20 to the Company’s annual Report on Form 10-K filed February 28, 2019)

10.21

Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2020, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed February 25, 2020)

10.22

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2020, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed February 25, 2020)

10.23	Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2021, issued to the Company by the reinsurers named herein

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed February 26, 2016)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neal A. Fuller filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Neal A. Fuller filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract, compensatory plan or arrangement

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2021.

AMERISAFE, INC.

By:	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2021.

/s/ G. Janelle Frost	President, Chief Executive Officer and Director (Principal Executive Officer)
G. Janelle Frost

/s/ Neal A. Fuller	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Neal A. Fuller

*	Chairman and Director
Jared A. Morris

*	Director
Michael J. Brown

*	Director
Teri G. Fontenot

*	Director
Philip A. Garcia

*	Director
Millard E. Morris

*	Director
Randall Roach

*	Director
Sean Traynor

Kathryn H. Shirley, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 26th day of February 2021, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ Kathryn H. Shirley
Kathryn H. Shirley, Attorney-in-Fact