Form 10-Q
period 2021-03-31
AMERISAFE INC
filed 2021-04-30
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of April 26, 2021, there were 19,331,059 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

•	changes in relationships with independent agencies (including retail and wholesale brokers and agents);
•	general economic conditions, including recession, inflation, performance of financial markets, interest rates, unemployment rates and fluctuating asset values;
•	developments in capital markets that adversely affect the performance of our investments;
•	technology breaches or failures, including those resulting from a malicious cyber attack on the Company or its policyholders and service providers;
•	decreased level of business activity of our policyholders caused by decreased business activity generally, and in particular in the industries we target;
•	greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;
•	adverse developments in economic, competitive, judicial or regulatory conditions within the workers’ compensation insurance industry;
•	loss of the services of any of our senior management or other key employees;
•	changes in regulations, laws, rates, rating factors, or taxes applicable to the Company, its policyholders or the agencies that sell its insurance;
•	changes in current accounting standards or new accounting standards;
•	changes in legal theories of liability under our insurance policies;
•	changes in rating agency policies, practices or ratings;
•	changes in the availability, cost or quality of reinsurance and the failure of our reinsurers to pay claims in a timely manner or at all;
•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and
•	other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements in this report, and under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $166 and $274 in 2021 and 2020, respectively, (fair value $603,720 and $621,654 in 2021 and 2020, respectively)	$575,108	$585,130
Fixed maturity securities—available-for-sale, at fair value (amortized cost $391,687, allowance for credit losses of $0 in 2021 and amortized cost $387,665, allowance for credit losses of $0 in 2020)	411,904	414,279
Equity securities, at fair value (cost $37,682 and $35,787 in 2021 and 2020, respectively)	50,843	43,437
Short-term investments	87,279	45,898
Total investments	1,125,134	1,088,744
Cash and cash equivalents	33,074	61,757
Amounts recoverable from reinsurers (net of allowance for credit losses of $452 in 2021 and 2020)	110,717	105,803
Premiums receivable (net of allowance for credit losses of $4,803 and $4,791 in 2021 and 2020, respectively)	165,170	156,760
Deferred income taxes	14,506	13,665
Accrued interest receivable	9,669	9,274
Property and equipment, net	6,302	6,182
Deferred policy acquisition costs	18,684	17,810
Other assets	11,323	10,860
Total assets	$1,494,579	$1,470,855
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$759,758	$760,561
Unearned premiums	137,511	129,260
Amounts held for others	45,022	43,402
Policyholder deposits	40,973	41,524
Insurance-related assessments	18,441	17,995
Federal income tax payable	3,972	417
Accounts payable and other liabilities	41,276	38,880
Total liabilities	1,046,953	1,032,039
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2021 and 2020; 20,589,309 and 20,589,309 shares issued and 19,331,059 and 19,331,059 shares outstanding in 2021 and 2020, respectively	206	206
Additional paid-in capital	215,468	215,316
Treasury stock, at cost (1,258,250 shares in 2021 and 2020)	(22,370)	(22,370)
Accumulated earnings	238,351	224,645
Accumulated other comprehensive income, net	15,971	21,019
Total shareholders’ equity	447,626	438,816
Total liabilities and shareholders’ equity	$1,494,579	$1,470,855

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues
Gross premiums written	$81,514	$87,071
Ceded premiums written	(2,517)	(2,783)
Net premiums written	$78,997	$84,288
Net premiums earned	$70,746	$78,990
Net investment income	6,583	7,749
Net realized gains on investments	319	992
Net unrealized gains (losses) on equity securities	5,511	(8,763)
Fee and other income	192	201
Total revenues	83,351	79,169
Expenses
Loss and loss adjustment expenses incurred	39,517	43,647
Underwriting and certain other operating costs	6,927	8,217
Commissions	5,474	6,055
Salaries and benefits	6,566	7,012
Policyholder dividends	1,350	1,023
Provision for investment related credit loss benefit	(108)	(26)
Total expenses	59,726	65,928
Income before income taxes	23,625	13,241
Income tax expense	4,313	2,441
Net income	$19,312	$10,800
Earnings per share
Basic	$1.00	$0.56
Diluted	$0.99	$0.56
Shares used in computing earnings per share
Basic	19,311,710	19,266,016
Diluted	19,408,804	19,352,245
Cash dividends declared per common share	$0.29	$0.27

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income	$19,312	$10,800
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	(5,048)	1,484
Comprehensive income	$14,264	$12,284

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2021 and 2020

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at December 31, 2020	20,589,309	$206	$215,316	(1,258,250)	$(22,370)	$224,645	$21,019	$438,816
Comprehensive income:
Net income	—	—	—	—	—	19,312	—	19,312
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(5,048)	(5,048)
Comprehensive income:								14,264
Share-based compensation	—	—	152	—	—	—	—	152
Dividends to shareholders	—	—	—	—	—	(5,606)	—	(5,606)
Balance at March 31, 2021	20,589,309	$206	$215,468	(1,258,250)	$(22,370)	$238,351	$15,971	$447,626

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at December 31, 2019	20,560,833	$205	$213,004	(1,258,250)	$(22,370)	$227,165	$12,211	$430,215
Impact of adoption of ASU 2016-13	—	—	—	—	—	(594)	—	(594)
Comprehensive income:
Net income	—	—	—	—	—	10,800	—	10,800
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	1,484	1,484
Comprehensive income:								12,284
Common stock issued	201	—	—	—	—	—	—	—
Share-based compensation	—	—	263	—	—	—	—	263
Dividends to shareholders	—	—	—	—	—	(5,212)	—	(5,212)
Balance at March 31, 2020	20,561,034	$205	$213,267	(1,258,250)	$(22,370)	$232,159	$13,695	$436,956

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$19,312	$10,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	270	247
Net amortization of investments	2,179	2,074
Change in investment related allowance for credit losses	(108)	(26)
Deferred income taxes	500	(481)
Net realized gains on investments	(319)	(992)
Net unrealized (gains) losses on equity securities	(5,511)	8,763
Net realized gains on disposal of assets	(23)	—
Share-based compensation	571	760
Changes in operating assets and liabilities:
Premiums receivable, net	(8,410)	(11,174)
Accrued interest receivable	(395)	(488)
Deferred policy acquisition costs	(874)	(671)
Other assets	(266)	234
Reserves for loss and loss adjustment expenses	(803)	6,396
Unearned premiums	8,251	5,298
Reinsurance balances	(4,914)	(9,658)
Amounts held for others and policyholder deposits	1,069	836
Federal income taxes payable	3,555	3,211
Accounts payable and other liabilities	2,509	83
Net cash provided by operating activities	16,593	15,212
Investing activities
Purchases of investments held-to-maturity	(5,281)	(26,201)
Purchases of investments available-for-sale	(22,118)	(21,592)
Purchases of equity securities	(1,895)	(8,770)
Purchases of short-term investments	(42,286)	(40,250)
Proceeds from maturities of investments held-to-maturity	13,814	22,018
Proceeds from sales and maturities of investments available-for-sale	17,947	47,812
Proceeds from sales and maturities of short-term investments	585	52,959
Purchases of property and equipment	(390)	(221)
Proceeds from sales of property and equipment	23	—
Net cash provided by (used in) investing activities	(39,601)	25,755
Financing activities
Finance lease purchases	(9)	(12)
Dividends to shareholders	(5,666)	(5,245)
Net cash used in financing activities	(5,675)	(5,257)
Change in cash and cash equivalents	(28,683)	35,710
Cash and cash equivalents at beginning of period	61,757	43,813
Cash and cash equivalents at end of period	$33,074	$79,523

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, manufacturing, agriculture, maritime, and oil and gas. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the three months ended March 31, 2021 and 2020.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses and related disclosures.  Some of the estimates result from judgments that can be subjective and complex and, consequently, actual results in future periods might differ from these estimates.

Adopted Accounting Guidance

The Company has not adopted any new accounting guidance in 2021.

Prospective Accounting Guidance

All issued but not yet effective accounting and reporting standards as of March 31, 2021 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Restricted Stock and Stock Options

As of March 31, 2021, the Company has two equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding the Company’s incentive plans.

During the three months ended March 31, 2021, the Company did not issue any shares of common stock pursuant to vested performance awards or shares of restricted common stock to non-employee directors.    During the three months ended March 31, 2020, the Company issued 201 shares of restricted common stock to non-employee directors. The market value of these shares was $13.7 thousand.

During the three months ended March 31, 2021 and 2020, there were no exercises of options to purchase common stock.  The Company had no stock options outstanding as of March 31, 2021.

The Company recognized share-based compensation expense of $0.6 million in the quarter ended March 31, 2021 and $0.8 million for the same period in 2020.

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

The diluted EPS calculation includes potential common shares assumed issued under the treasury stock method, which reflects the potential dilution that would occur if any restricted stock becomes vested.

	Three Months Ended
	March 31,
	2021	2020
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$19,312	$10,800
Basic weighted average common shares	19,311,710	19,266,016
Basic earnings per common share	$1.00	$0.56
Diluted EPS:
Net income	$19,312	$10,800
Diluted weighted average common shares:
Weighted average common shares	19,311,710	19,266,016
Restricted stock and stock options	97,094	86,229
Diluted weighted average common shares	19,408,804	19,352,245
Diluted earnings per common share	$0.99	$0.56

Note 4. Investments

The gross unrecognized gains and losses, amortized cost, allowance for credit losses, carrying amount, and fair value of those investments classified as held-to-maturity at March 31, 2021 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$486,376	$(44)	$486,332	$26,179	$(774)	$511,737
Corporate bonds	68,518	(116)	68,402	2,440	—	70,842
U.S. agency-based mortgage-backed securities	6,357	—	6,357	568	—	6,925
U.S. Treasury securities and obligations of U.S. government agencies	13,877	—	13,877	195	(2)	14,070
Asset-backed securities	146	(6)	140	6	—	146
Totals	$575,274	$(166)	$575,108	$29,388	$(776)	$603,720

The gross unrealized gains and losses, and the amortized cost, allowance for credit losses, and fair value of those investments classified as available-for-sale at March 31, 2021 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$248,904	$15,995	$(402)	$264,497	$—
Corporate bonds	92,469	4,084	(180)	96,373	—
U.S. agency-based mortgage-backed securities	14,696	340	(8)	15,028	—
U.S. Treasury securities and obligations of U.S. government agencies	35,618	650	(262)	36,006	—
Totals	$391,687	$21,069	$(852)	$411,904	$—

The gross unrealized gains and losses, and the cost of equity securities at March 31, 2021 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$37,682	$13,161	$—	$50,843
Total equity securities	$37,682	$13,161	$—	$50,843

The gross unrecognized gains and losses, amortized cost, allowance for credit losses, carrying amount, and fair value of those investments classified as held-to-maturity at December 31, 2020 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$494,374	$(42)	$494,332	$32,489	$—	$526,821
Corporate bonds	69,981	(225)	69,756	3,144	—	72,900
U.S. agency-based mortgage-backed securities	7,261	—	7,261	645	—	7,906
U.S. Treasury securities and obligations of U.S. government agencies	13,626	—	13,626	239	—	13,865
Asset-backed securities	162	(7)	155	7	—	162
Totals	$585,404	$(274)	$585,130	$36,524	$—	$621,654

The gross unrealized gains and losses, and the amortized cost and fair value of those investments classified as available-for-sale at December 31, 2020 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$256,492	$20,050	$—	$276,542
Corporate bonds	83,646	5,256	(3)	88,899
U.S. agency-based mortgage-backed securities	18,654	400	(2)	19,052
U.S. Treasury securities and obligations of U.S. government agencies	28,873	913	—	29,786
Totals	$387,665	$26,619	$(5)	$414,279

The gross unrealized gains and losses, and the cost of equity securities at December 31, 2020 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$35,787	$7,650	$—	$43,437
Total equity securities	$35,787	$7,650	$—	$43,437

A summary of the carrying amounts and fair value of investments in fixed maturity securities, classified as held-to-maturity, by contractual maturity, is as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$55,462	$55,896	$54,316	$54,794
After one year through five years	199,837	207,924	195,706	204,289
After five years through ten years	101,316	104,986	107,347	113,643
After ten years	211,996	227,843	220,345	240,860
U.S. agency-based mortgage-backed securities	6,357	6,925	7,261	7,906
Asset-backed securities	140	146	155	162
Totals	$575,108	$603,720	$585,130	$621,654

A summary of the amortized cost and fair value of investments in fixed maturity securities, classified as available-for-sale, by contractual maturity, is as follows:

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$62,627	$63,083	$69,177	$69,938
After one year through five years	89,766	94,312	80,593	85,829
After five years through ten years	67,212	69,638	53,835	57,829
After ten years	157,386	169,843	165,406	181,631
U.S. agency-based mortgage-backed securities	14,696	15,028	18,654	19,052
Totals	$391,687	$411,904	$387,665	$414,279

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2021:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
March 31, 2021
Available-for-Sale
States and political subdivisions	$21,199	$402	$—	$—	$21,199	$402
Corporate bonds	8,678	180	—	—	8,678	180
U.S. agency-based mortgage-backed securities	1,595	8	—	—	1,595	8
U.S. Treasury securities and obligations of U.S. government agencies	11,492	262	—	—	11,492	262
Total available-for-sale securities	$42,964	$852	$—	$—	$42,964	$852

At March 31, 2021, we held 29 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position, of which none were in a continuous unrealized loss position for longer than 12 months.

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2020:

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the quarter ended March 31, 2021.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency- Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset- Backed Securities	Totals
	(in thousands)
Balance at December 31, 2020	$42	$225	$—	$—	$7	$274
Provision for credit loss expense (benefit)	2	(109)	—	—	(1)	(108)
Balance at March 31, 2021	$44	$116	$—	$—	$6	$166

The Company has established an allowance for credit losses on 410 held-to-maturity securities totaling $0.2 million.  The majority of those securities were issued by states and political subdivisions (380 securities) and corporate bonds (27 securities).

The Company has no allowance for credit losses on investments classified as available-for-sale for the period ended March 31, 2021.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of March 31, 2021.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized cost
	(in thousands)
AAA/AA/A ratings	$481,662	$29,708	$6,357	$13,877	$100	$531,704
Baa/BBB ratings	4,714	38,810	—	—	17	43,541
B ratings	—	—	—	—	29	29
Total	$486,376	$68,518	$6,357	$13,877	$146	$575,274

Net realized gains in the quarter ended March 31, 2021 were $0.3 million resulting from the sale of fixed maturity securities classified as available-for-sale.  Net realized gains in the quarter ended March 31, 2020 were $1.0 million resulting from the sale of fixed maturity securities classified as available-for-sale.

During the first quarter of 2021, we recognized through income $5.5 million of net unrealized gains on equity securities held as of March 31, 2021.  During the first quarter of 2020, we recognized through income $8.8 million of net unrealized losses on equity securities held as of March 31, 2020.

Investment income is recognized as it is earned. The discount or premium on fixed maturity securities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. The Company had a valuation allowance of $1.7 million against its deferred income tax benefits as of March 31, 2021.  The Company had no valuation allowance against its deferred income tax benefits as of March 31, 2020.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes primarily due to the impact of tax-exempt investment income and state income tax accruals.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for the periods ended March 31, 2021 and 2020.

Tax years 2017 through 2021 are subject to examination by the federal and state taxing authorities.

Note 6. Loss Reserves

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid as of a given point in time.  The reserves for loss and loss adjustment expenses are estimated using individual case-basis valuations, statistical analyses and estimates based upon experience for unreported claims and their associated loss and loss adjustment expenses. Such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed internally and periodically evaluated with our independent actuary.  Adjustments are made as experience develops and new information becomes known.  Any such adjustments are included in income from current operations.  See Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding the Company’s loss and loss adjustment expense development.

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Balance, beginning of period	$760,561	$772,887
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	105,707	95,343
Net balance, beginning of period	654,854	677,544
Add incurred related to:
Current accident year	50,937	57,268
Prior accident years	(11,420)	(13,621)
Total incurred	39,517	43,647
Less paid related to:
Current accident year	2,361	2,984
Prior accident years	42,920	43,890
Total paid	45,281	46,874
Net balance, end of period	649,090	674,317
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	110,668	104,966
Balance, end of period	$759,758	$779,283

The foregoing reconciliation reflects favorable development of the net reserves at March 31, 2021 and March 31, 2020. The favorable development reduced loss and loss adjustment expenses incurred by $11.4 million and $13.6 million in 2021 and 2020, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Balance, beginning of period	$452	$444
Provision for credit loss expense	—	5
Balance, end of period	$452	449

Note 7. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income was $14.3 million for the three months ended March 31, 2021, compared to $12.3 million for the three months ended March 31, 2020.  The difference between net income as reported and comprehensive income was due primarily to changes in unrealized gains and losses, net of tax on available-for-sale debt securities.

Comprehensive income includes net income plus unrealized gains (losses) on our available-for-sale investment securities, net of tax. In reporting comprehensive income on a net basis in the statements of comprehensive income, we used a 21 percent tax rate in 2021 and 2020. The following table illustrates the changes in the balance of each component of accumulated other comprehensive income for each period presented in the interim financial statements.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Balance, beginning of period	$21,019	$12,211
Other comprehensive income (loss) before reclassification	(4,735)	1,830
Amounts reclassified from accumulated other comprehensive income	(313)	(346)
Net current period other comprehensive income (loss)	(5,048)	1,484
Balance, end of period	$15,971	$13,695

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Affected line item in the
Comprehensive Income	March 31,		statement of income
	2021	2020
	(in thousands)
Unrealized gains on available-for-sale securities	$396	$438	Net realized gains on investments
	396	438	Income before income taxes
	(83)	(92)	Income tax expense
	$313	$346	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2021.

At March 31, 2021, assets measured at fair value on a recurring basis are summarized below:

	March 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$264,497	$—	$264,497
Corporate bonds	—	96,373	—	96,373
U.S. agency-based mortgage-backed securities	—	15,028	—	15,028
U.S. Treasury securities	36,006	—	—	36,006
Total securities available-for-sale—fixed maturity	36,006	375,898	—	411,904
Equity securities:
Domestic common stock	50,843	—	—	50,843
Total	$86,849	$375,898	$—	$462,747

At March 31, 2021, assets measured at amortized cost net of allowance for credit losses are summarized below:

	March 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$511,737	$—	$511,737
Corporate bonds	—	70,842	—	70,842
U.S. agency-based mortgage-backed securities	—	6,925	—	6,925
U.S. Treasury securities	14,070	—	—	14,070
Asset-backed securities	—	146	—	146
Total held-to-maturity	$14,070	$589,650	$—	$603,720

At December 31, 2020, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$276,542	$—	$276,542
Corporate bonds	—	88,899	—	88,899
U.S. agency-based mortgage-backed securities	—	19,052	—	19,052
U.S. Treasury securities	29,786	—	—	29,786
Total securities available-for-sale—fixed maturity	$29,786	$384,493	$—	$414,279
Equity securities:
Domestic common stock	43,437	—	—	43,437
Total	$73,223	$384,493	$—	$457,716

At December 31, 2020, assets measured at amortized cost net of allowance for credit losses are summarized below:

	December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$526,821	$—	$526,821
Corporate bonds	—	72,900	—	72,900
U.S. agency-based mortgage-backed securities	—	7,906	—	7,906
U.S. Treasury securities	13,865	—	—	13,865
Asset-backed securities	—	162	—	162
Total held-to-maturity	$13,865	$607,789	$—	$621,654

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of March 31, 2021		As of December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$575,108	$603,720	$585,130	$621,654
Fixed maturity securities—available-for-sale	411,904	411,904	414,279	414,279
Equity securities	50,843	50,843	43,437	43,437
Short-term investments	87,279	87,279	45,898	45,898
Cash and cash equivalents	33,074	33,074	61,757	61,757

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in the three months ended March 31, 2021 and 2020.

Note 10. Subsequent Events

On April 27, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.29 per share payable on June 25, 2021 to shareholders of record as of June 18, 2021. The Board considers the payment of a regular cash dividend each calendar quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three months ended March 31, 2021 and 2020. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

We actively market our insurance in 27 states through independent agencies (including retail and wholesale brokers and agents), as well as through our wholly owned insurance agency subsidiary. We are also licensed in an additional 20 states, the District of Columbia and the U.S. Virgin Islands.

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, credit losses on investment securities and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$81,514	$87,071
Net premiums earned	70,746	78,990
Net investment income	6,583	7,749
Total revenues	83,351	79,169
Total expenses	59,726	65,928
Net income	19,312	10,800
Diluted earnings per common share	$0.99	$0.56
Other Key Measures
Net combined ratio (1)	84.6%	83.5%
Return on average equity (2)	17.4%	10.0%
Book value per share (3)	$23.16	$22.64

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

Consolidated Results of Operations for Three Months Ended March 31, 2021 Compared to March 31, 2020

Gross Premiums Written. Gross premiums written for the quarter ended March 31, 2021 were $81.5 million, compared to $87.1 million for the same period in 2020, a decrease of 6.4%. The decrease was attributable to a $3.3 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $2.4 million decrease in annual premiums on voluntary policies written during the period. While payroll audits completed this quarter resulted in positive audit premiums, amounts were lower than the first quarter of 2020.  This quarter’s payroll audits included periods of activity impacted by COVID-19.  The effective loss cost multiplier, or ELCM, for our voluntary business was 1.54 for the quarter ended March 31, 2021 compared to 1.57 for the same period in 2020.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2021 were $79.0 million, compared to $84.3 million for the same period in 2020, a decrease of 6.3%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.4% for the first quarter of 2021 and 2020.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Net Premiums Earned. Net premiums earned for the first quarter of 2021 were $70.7 million, compared to $79.0 million for the same period in 2020, a decrease of 10.4%. The decrease was primarily attributable to the decrease in net premiums written during the past year.

Net Investment Income. Net investment income for the quarter ended March 31, 2021 was $6.6 million, compared to $7.7 million for the same period in 2020, a decrease of 15.0%.  The decrease was due to lower investment yields on fixed income securities and cash balances.  Average invested assets, including cash and cash equivalents, were $1.2 billion in the quarters ended March 31, 2021 and 2020. The pre-tax investment yield on our investment portfolio was 2.3% per annum during the quarter ended March 31, 2021 compared to 2.6% per annum during the same period in 2020. The tax-equivalent yield on our investment portfolio was 2.8% per annum for the quarter ended March 31, 2021 compared to 3.0% for the same period in 2020. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended March 31, 2021 totaled $0.3 million compared to net realized gains of $1.0 million for the same period in 2020. Net realized gains in the first quarter of 2021 and 2020 were from the sale of fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized gains on equity securities for the three months ended March 31, 2021 were $5.5 million compared to net unrealized losses of $8.8 million for the same period in 2020.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $39.5 million for the three months ended March 31, 2021, compared to $43.6 million for the same period in 2020, a decrease of $4.1 million, or 9.5%. The current accident year loss and LAE incurred were $50.9 million compared to $57.3 million for the same period in 2020. Our initial loss estimate for accident year 2021 is set at 72.0% of net premiums earned, down from 72.5% for accident year 2020, and is based on long-term claim frequency and severity trends, as well as medical inflation.  We recorded favorable prior accident year development of $11.4 million in the first quarter of 2021, compared to favorable prior accident year development of $13.6 million in the same period of 2020, as further discussed below in “Prior Year Development.” Our net loss ratio was 55.9% in the first quarter of 2021, compared to 55.3% for the same period of 2020.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended March 31, 2021 were $19.0 million, compared to $21.3 million for the same period in 2020, a decrease of 10.9%. This decrease was primarily due to a decrease in insurance related assessments of $1.3 million, a $0.6 million decrease in commission expense, a $0.4 million decrease in compensation expense and a $0.4 million decrease in premium taxes.  Offsetting these decreases was an increase of $0.3 million in accounts receivable write-offs mostly on assumed premium from mandatory pooling arrangements.  Our expense ratio was 26.8% in the first quarter of 2021 compared to 26.9% in the first quarter of 2020.

Income Tax Expense. Income tax expense for the three months ended March 31, 2021 was $4.3 million, compared to $2.4 million for the same period in 2020. The increase was attributable to an increase in the pre-tax income to $23.6 million in the quarter ended March 31, 2021 from $13.2 million in the same period in 2020. The effective tax rate for the Company decreased to 18.3% in the quarter ended March 31, 2021 from 18.4% in the same period in 2020. The decrease in the effective tax rate is due to a higher proportion of tax-exempt income to underwriting income in 2021 relative to 2020.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $16.6 million for the three months ended March 31, 2021, which represented an $1.4 million increase from $15.2 million in net cash provided by operating activities for the three months ended March 31, 2020. This increase in operating cash flow was due to a $3.3 million decrease in underwriting expenses paid and a $1.6 million decrease in losses paid.  Offsetting these amounts were a $2.7 million decrease in premium collections, a $1.0 million decrease in investment income, and a $0.5 million increase in federal taxes paid.

Net cash used in investing activities was $39.6 million for the three months ended March 31, 2021, compared to net cash provided by investment activities of $25.8 million for the same period in 2020. Cash provided by sales and maturities of investments totaled $32.3 million for the three months ended March 31, 2021, compared to $122.8 million for the same period in 2020. A total of $71.6 million in cash was used to purchase investments in the three months ended March 31, 2021, compared to $96.8 million in purchases for the same period in 2020.

Net cash used in financing activities in the three months ended March 31, 2021 was $5.7 million compared to net cash used in financing activities of $5.3 million for the same period in 2020. In the three months ended March 31, 2021, $5.7 million of cash was used for dividends paid to shareholders compared to $5.2 million in the same period of 2020.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.2 billion at March 31, 2021 and December 31, 2020. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity.  Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2021, is shown in the following table:

	Carrying Amount	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$486,332	42.0%
Corporate bonds	68,402	5.9%
U.S. agency-based mortgage-backed securities	6,357	0.6%
U.S. Treasury securities and obligations of U.S. government agencies	13,877	1.2%
Asset-backed securities	140	—
Total fixed maturity securities—held-to-maturity	575,108	49.7%
Fixed maturity securities—available-for-sale:
States and political subdivisions	264,497	22.8%
Corporate bonds	96,373	8.3%
U.S. agency-based mortgage-backed securities	15,028	1.3%
U.S. Treasury securities and obligations of U.S. government agencies	36,006	3.1%
Total fixed maturity securities—available-for-sale	411,904	35.5%
Equity securities	50,843	4.4%
Short-term investments	87,279	7.5%
Cash and cash equivalents	33,074	2.9%
Total investments, including cash and cash equivalents	$1,158,208	100.0%

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

For our debt securities classified as held-to-maturity, non-credit related unrecognized gains and losses are not recorded in the financial statements until realized. Effective upon the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses, management is required to estimate held-to-maturity expected credit related losses and recognize a credit loss allowance on the balance sheet with a corresponding adjustment to earnings.  Any adjustment to the estimated expected credit related losses are recognized through earnings and adjustment to the credit loss allowance.

Prior Year Development

The Company recorded favorable prior accident year development of $11.4 million in the three months ended March 31, 2021. The table below sets forth the favorable development for the three months ended March 31, 2021 and 2020 for accident years 2016 through 2020 and, collectively, for all accident years prior to 2016.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Accident Year
2020	$—	$—
2019	—	—
2018	4.5	—
2017	2.5	2.9
2016	1.5	3.1
Prior to 2016	2.9	7.6
Total net development	$11.4	$13.6

The table below sets forth the number of open claims as of March 31, 2021 and 2020, and the number of claims reported and closed during the three months then ended.

	Three Months Ended March 31,
	2021	2020
Open claims at beginning of period	4,758	5,053
Claims reported	1,049	1,102
Claims closed	(1,200)	(1,245)
Open claims at end of period	4,607	4,910

The number of open claims at March 31, 2021 decreased by 303 claims as compared to the number of open claims at March 31, 2020. At March 31, 2021, our incurred amounts for certain accident years, particularly 2015 through 2018, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of March 31, 2021, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see Item 1, “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2020, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of March 31, 2021, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million.  The Company had $25.0 million available for future purchases at March 31, 2021 under this program.  There were no shares repurchased during the three months ended March 31, 2021 and 2020. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations.  It is anticipated that future purchases will be funded from available capital.

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

AMERISAFE, INC.

April 30, 2021	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

April 30, 2021	/s/ Neal A. Fuller
Neal A. Fuller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)