Form 10-Q
period 2021-06-30
AMERISAFE INC
filed 2021-07-30
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of July 27, 2021, there were 19,364,054 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the cyclical nature of the workers’ compensation insurance industry;
•	the impact of pandemics on the business operations of our insurance subsidiaries and policyholders, the value of our investments, and our revenues, results of operations and cash flows;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $157 and $274 in 2021 and 2020, respectively, (fair value $589,601 and $621,654 in 2021 and 2020, respectively)	$558,431	$585,130
Fixed maturity securities—available-for-sale, at fair value (amortized cost $348,567, allowance for credit losses of $0 in 2021 and amortized cost $387,665, allowance for credit losses of $0 in 2020)	369,890	414,279
Equity securities, at fair value (cost $38,928 and $35,787 in 2021 and 2020, respectively)	55,375	43,437
Short-term investments	129,109	45,898
Total investments	1,112,805	1,088,744
Cash and cash equivalents	57,541	61,757
Amounts recoverable from reinsurers (net of allowance for credit losses of $449 and $452 in 2021 and 2020, respectively)	110,912	105,803
Premiums receivable (net of allowance for credit losses of $4,655 and $4,791 in 2021 and 2020, respectively)	165,158	156,760
Deferred income taxes	14,219	13,665
Accrued interest receivable	9,355	9,274
Property and equipment, net	6,259	6,182
Deferred policy acquisition costs	18,857	17,810
Other assets	11,157	10,860
Total assets	$1,506,263	$1,470,855
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$744,969	$760,561
Unearned premiums	138,861	129,260
Amounts held for others	46,883	43,402
Policyholder deposits	40,426	41,524
Insurance-related assessments	18,688	17,995
Federal income tax payable	2,244	417
Accounts payable and other liabilities	40,833	38,880
Payable for investments purchased	4,993	—
Total liabilities	1,037,897	1,032,039
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2021 and 2020; 20,622,304 and 20,589,309 shares issued; and 19,364,054 and 19,331,059 shares outstanding in 2021 and 2020, respectively	206	206
Additional paid-in capital	217,165	215,316
Treasury stock, at cost (1,258,250 shares in 2021 and 2020)	(22,370)	(22,370)
Accumulated earnings	256,503	224,645
Accumulated other comprehensive income, net	16,862	21,019
Total shareholders’ equity	468,366	438,816
Total liabilities and shareholders’ equity	$1,506,263	$1,470,855

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Gross premiums written	$73,724	$80,289	$155,238	$167,360
Ceded premiums written	(2,486)	(2,672)	(5,003)	(5,455)
Net premiums written	$71,238	$77,617	$150,235	$161,905
Net premiums earned	$69,888	$75,964	$140,634	$154,954
Net investment income	6,730	7,324	13,313	15,073
Net realized gains on investments	1,179	163	1,498	1,155
Net unrealized gains (losses) on equity securities	3,286	5,570	8,797	(3,193)
Gain (loss) on disposal of assets	(2)	(29)	21	(29)
Fee and other income	76	90	245	291
Total revenues	81,157	89,082	164,508	168,251
Expenses
Loss and loss adjustment expenses incurred	32,423	37,530	71,940	81,177
Underwriting and certain other operating costs	6,339	7,786	13,266	16,003
Commissions	5,309	5,812	10,783	11,867
Salaries and benefits	6,807	7,533	13,373	14,545
Policyholder dividends	1,117	948	2,467	1,971
Provision for investment related credit loss expense (benefit)	(9)	82	(117)	56
Total expenses	51,986	59,691	111,712	125,619
Income before income taxes	29,171	29,391	52,796	42,632
Income tax expense	5,404	5,443	9,717	7,884
Net income	$23,767	$23,948	$43,079	$34,748
Earnings per share
Basic	$1.23	$1.24	$2.23	$1.80
Diluted	$1.23	$1.24	$2.22	$1.80
Shares used in computing earnings per share
Basic	19,327,422	19,280,684	19,319,608	19,273,347
Diluted	19,380,611	19,335,707	19,384,078	19,335,748
Cash dividends declared per common share	$0.29	$0.27	$0.58	$0.54

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$23,767	$23,948	$43,079	$34,748
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	891	5,483	(4,157)	6,967
Comprehensive income	$24,658	$29,431	$38,922	$41,715

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2021 and 2020

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at March 31, 2021	20,589,309	$206	$215,468	(1,258,250)	$(22,370)	$238,351	$15,971	$447,626
Comprehensive income:
Net income	—	—	—	—	—	23,767	—	23,767
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	891	891
Comprehensive income:								24,658
Common stock issued	32,995	—	1,563	—	—	—	—	1,563
Share-based compensation	—	—	134	—	—	—	—	134
Dividends to shareholders	—	—	—	—	—	(5,615)	—	(5,615)
Balance at June 30, 2021	20,622,304	$206	$217,165	(1,258,250)	$(22,370)	$256,503	$16,862	$468,366

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at March 31, 2020	20,561,034	$205	$213,267	(1,258,250)	$(22,370)	$232,159	$13,695	$436,956
Comprehensive income:
Net income	—	—	—	—	—	23,948	—	23,948
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	5,483	5,483
Comprehensive income:								29,431
Common stock issued	28,275	1	1,359	—	—	—	—	1,360
Share-based compensation	—	—	268	—	—	—	—	268
Dividends to shareholders	—	—	—	—	—	(5,219)	—	(5,219)
Balance at June 30, 2020	20,589,309	$206	$214,894	(1,258,250)	$(22,370)	$250,888	$19,178	$462,796

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2021 and 2020

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at December 31, 2020	20,589,309	$206	$215,316	(1,258,250)	$(22,370)	$224,645	$21,019	$438,816
Comprehensive income:
Net income	—	—	—	—	—	43,079	—	43,079
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(4,157)	(4,157)
Comprehensive income:								38,922
Common stock issued	32,995	—	1,563	—	—	—	—	1,563
Share-based compensation	—	—	286	—	—	—	—	286
Dividends to shareholders	—	—	—	—	—	(11,221)	—	(11,221)
Balance at June 30, 2021	20,622,304	$206	$217,165	(1,258,250)	$(22,370)	$256,503	$16,862	$468,366

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at December 31, 2019	20,560,833	$205	$213,004	(1,258,250)	$(22,370)	$227,165	$12,211	$430,215
Impact of adoption of ASU 2016-13	—	—	—	—	—	(594)	—	(594)
Comprehensive income:
Net income	—	—	—	—	—	34,748	—	34,748
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	6,967	6,967
Comprehensive income:								41,715
Common stock issued	28,476	1	1,359	—	—	—	—	1,360
Share-based compensation	—	—	531	—	—	—	—	531
Dividends to shareholders	—	—	—	—	—	(10,431)	—	(10,431)
Balance at June 30, 2020	20,589,309	$206	$214,894	(1,258,250)	$(22,370)	$250,888	$19,178	$462,796

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$43,079	$34,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	510	496
Net amortization of investments	4,702	4,198
Change in investment related allowance for credit losses	(117)	56
Deferred income taxes	552	(893)
Net realized gains on investments	(1,498)	(1,155)
Net unrealized (gains) losses on equity securities	(8,797)	3,193
Net realized (gains) losses on disposal of assets	(21)	29
Share-based compensation	1,307	1,778
Changes in operating assets and liabilities:
Premiums receivable, net	(8,398)	(17,288)
Accrued interest receivable	(81)	433
Deferred policy acquisition costs	(1,047)	(717)
Amounts held by others	70	7,855
Other assets	(729)	(248)
Reserves for loss and loss adjustment expenses	(15,592)	(4,120)
Unearned premiums	9,601	6,951
Reinsurance balances	(5,109)	(8,054)
Amounts held for others and policyholder deposits	2,383	2,131
Federal income taxes payable	1,827	8,878
Accounts payable and other liabilities	3,352	3,899
Net cash provided by operating activities	25,994	42,170
Investing activities
Purchases of investments held-to-maturity	(8,946)	(38,658)
Purchases of investments available-for-sale	(27,899)	(29,303)
Purchases of equity securities	(3,141)	(8,770)
Purchases of short-term investments	(94,448)	(68,787)
Proceeds from maturities of investments held-to-maturity	38,165	59,543
Proceeds from sales and maturities of investments available-for-sale	67,669	68,430
Proceeds from sales and maturities of short-term investments	10,288	52,959
Purchases of property and equipment	(589)	(579)
Proceeds from sales of property and equipment	23	—
Net cash provided by (used in) investing activities	(18,878)	34,835
Financing activities
Finance lease purchases	(21)	(25)
Dividends to shareholders	(11,311)	(10,512)
Net cash used in financing activities	(11,332)	(10,537)
Change in cash and cash equivalents	(4,216)	66,468
Cash and cash equivalents at beginning of period	61,757	43,813
Cash and cash equivalents at end of period	$57,541	$110,281

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, manufacturing, agriculture, maritime, and oil and gas. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the six months ended June 30, 2021 and 2020.

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

Prospective Accounting Guidance

All issued but not yet effective accounting and reporting standards as of June 30, 2021 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Restricted Stock and Stock Options

As of June 30, 2021, the Company has two equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding the Company’s incentive plans.

During the six months ended June 30, 2021, the Company issued 24,288 shares of common stock pursuant to vested performance awards and 8,707 shares of restricted common stock to officers and non-employee directors.  The market value of these shares totaled $2.2 million.  During the six months ended June 30, 2020, the Company issued 23,207 shares of common stock pursuant to vested performance awards and 5,269 shares of restricted common stock to non-employee directors. The market value of these shares totaled $1.8 million.

During the six months ended June 30, 2021 and 2020, there were no exercises of options to purchase common stock.  The Company had no stock options outstanding as of June 30, 2021.

The Company recognized share-based compensation expense of $0.7 million in the quarter ended June 30, 2021 and $1.0 million in the same period in 2020.  The Company recognized share-based compensation expense of $1.3 million in the six months ended June 30, 2021 and $1.8 million in the same period in 2020.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$23,767	$23,948	$43,079	$34,748
Basic weighted average common shares	19,327,422	19,280,684	19,319,608	19,273,347
Basic earnings per common share	$1.23	$1.24	$2.23	$1.80
Diluted EPS:
Net income	$23,767	$23,948	$43,079	$34,748
Diluted weighted average common shares:
Weighted average common shares	19,327,422	19,280,684	19,319,608	19,273,347
Restricted stock and stock options	53,189	55,023	64,470	62,401
Diluted weighted average common shares	19,380,611	19,335,707	19,384,078	19,335,748
Diluted earnings per common share	$1.23	$1.24	$2.22	$1.80

Note 4. Investments

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at June 30, 2021 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$483,630	$(41)	$483,589	$28,512	$(172)	$511,929
Corporate bonds	54,344	(111)	54,233	2,144	—	56,377
U.S. agency-based mortgage-backed securities	5,646	—	5,646	506	—	6,152
U.S. Treasury securities and obligations of U.S. government agencies	14,838	—	14,838	181	(7)	15,012
Asset-backed securities	130	(5)	125	6	—	131
Totals	$558,588	$(157)	$558,431	$31,349	$(179)	$589,601

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at June 30, 2021 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$218,857	$16,676	$(93)	$235,440	$—
Corporate bonds	89,352	4,036	(51)	93,337	—
U.S. agency-based mortgage-backed securities	11,685	249	(13)	11,921	—
U.S. Treasury securities and obligations of U.S. government agencies	28,673	622	(103)	29,192	—
Totals	$348,567	$21,583	$(260)	$369,890	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at June 30, 2021 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$38,928	$16,447	$—	$55,375
Total equity securities	$38,928	$16,447	$—	$55,375

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at December 31, 2020 are summarized as follows:

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

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at December 31, 2020 are summarized as follows:

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

The cost, gross unrealized gains and losses, and the fair value of equity securities at December 31, 2020 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$35,787	$7,650	$—	$43,437
Total equity securities	$35,787	$7,650	$—	$43,437

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$52,814	$53,202	$54,316	$54,794
After one year through five years	188,923	196,297	195,706	204,289
After five years through ten years	99,220	104,090	107,347	113,643
After ten years	211,703	229,729	220,345	240,860
U.S. agency-based mortgage-backed securities	5,646	6,152	7,261	7,906
Asset-backed securities	125	131	155	162
Totals	$558,431	$589,601	$585,130	$621,654

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$38,699	$38,958	$69,177	$69,938
After one year through five years	97,168	101,648	80,593	85,829
After five years through ten years	57,149	59,641	53,835	57,829
After ten years	143,866	157,722	165,406	181,631
U.S. agency-based mortgage-backed securities	11,685	11,921	18,654	19,052
Totals	$348,567	$369,890	$387,665	$414,279

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2021:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
June 30, 2021
Available-for-Sale
States and political subdivisions	$4,492	$93	$—	$—	$4,492	$93
Corporate bonds	7,132	51	—	—	7,132	51
U.S. agency-based mortgage-backed securities	1,927	13	—	—	1,927	13
U.S. Treasury securities and obligations of U.S. government agencies	6,842	103	—	—	6,842	103
Total available-for-sale securities	$20,393	$260	$—	$—	$20,393	$260

At June 30, 2021, we held 16 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position, of which none were in a continuous unrealized loss position for longer than 12 months.

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the quarter ended June 30, 2021.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at March 31, 2021	$44	$116	$—	$—	$6	$166
Provision for credit loss benefit	(3)	(5)	—	—	(1)	(9)
Balance at June 30, 2021	$41	$111	$—	$—	$5	$157

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the six months ended June 30, 2021.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2020	$42	$225	$—	$—	$7	$274
Provision for credit loss benefit	(1)	(114)	—	—	(2)	(117)
Balance at June 30, 2021	$41	$111	$—	$—	$5	$157

The Company has established an allowance for credit losses on 389 held-to-maturity securities totaling $0.2 million.  The majority of those securities were issued by states and political subdivisions (365 securities) and corporate bonds (21 securities).

The Company has no allowance for credit losses on investments classified as available-for-sale for the period ended June 30, 2021.

The credit rating used for held-to-maturity fixed income securities is the rating for each security as published by Moody’s, S&P, and Fitch to determine the probability of default.   If there are two ratings, the lower rating is used.  If there are three ratings, the median rating is used.  If there is one rating, that rating is used. For corporate fixed income securities (given a rating), the probability of default comes from Moody’s annual study of corporate bond defaults published each February.  The maximum maturity using the default rate is 20 years (any maturity greater than 20 years will use the 20-year rate).  For municipal fixed income securities (given a rating), the probability of default comes from Moody’s annual study of municipal bond defaults published each July/August.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of June 30, 2021.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized cost
	(in thousands)
AAA/AA/A ratings	$478,934	$21,525	$5,646	$14,838	$89	$521,032
Baa/BBB ratings	4,696	32,819	—	—	16	37,531
B ratings	—	—	—	—	25	25
Total	$483,630	$54,344	$5,646	$14,838	$130	$558,588

Net realized gains in the quarter ended June 30, 2021 were $1.2 million resulting primarily from the sale of fixed maturity securities classified as available-for-sale.  Net realized gains in the quarter ended June 30, 2020 were $0.2 million resulting from the call of fixed maturity securities classified as available for sale.

Net realized gains in the six months ended June 30, 2021 were $1.5 million resulting primarily from the sale of fixed maturity securities classified as available-for-sale.  Net realized gains in the six months ended June 30, 2020 were $1.2 million resulting primarily from the sale of fixed maturity securities classified as available-for-sale.

During the second quarter of 2021, we recognized through income $3.3 million of net unrealized gains on equity securities held as of June 30, 2021.  During the second quarter of 2020, we recognized through income $5.6 million of net unrealized gains on equity securities held as of June 30, 2020.

During the six months ended June 30, 2021, we recognized through income $8.8 million of net unrealized gains on equity securities held as of June 30, 2021.  During the six months ended June 30, 2020, we recognized through income $3.2 million of net unrealized losses on equity securities held as of June 30, 2020.

Investment income is recognized as it is earned. The discount or premium on fixed maturity securities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. The Company had a valuation allowance of $1.3 million and $1.9 million against its deferred income tax benefits as of June 30, 2021 and 2020, respectively.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes primarily due to the impact of tax-exempt investment income and state income tax accruals.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for the periods ended June 30, 2021 and 2020.

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

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Balance, beginning of period	$760,561	$772,887
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	105,707	95,343
Net balance, beginning of period	654,854	677,544
Add incurred related to:
Current accident year	101,257	112,342
Prior accident years	(29,317)	(31,165)
Total incurred	71,940	81,177
Less paid related to:
Current accident year	12,786	13,629
Prior accident years	79,814	78,303
Total paid	92,600	91,932
Net balance, end of period	634,194	666,789
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	110,775	101,978
Balance, end of period	$744,969	$768,767

The foregoing reconciliation reflects favorable development of the net reserves at June 30, 2021 and June 30, 2020. The favorable development reduced loss and loss adjustment expenses incurred by $29.3 million and $31.2 million in 2021 and 2020, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$452	$449	$452	$444
Provision for credit loss benefit	(3)	(61)	(3)	(56)
Balance, end of period	$449	$388	$449	$388

Note 7. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income includes net income plus unrealized gains (losses) on our available-for-sale investment securities, net of tax. In reporting comprehensive income on a net basis in the statements of comprehensive income, we used a 21 percent tax rate in 2021 and 2020.

Comprehensive income was $24.7 million for the three months ended June 30, 2021, compared to $29.4 million for the three months ended June 30, 2020.  Comprehensive income was $38.9 million for the six months ended June 30, 2021, compared to $41.7 million for the same period in 2020.  The difference between net income as reported and comprehensive income was due primarily to changes in unrealized gains and losses, net of tax on available-for-sale debt securities.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive income for each period presented in the interim financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$15,971	$13,695	$21,019	$12,211
Other comprehensive income (loss) before reclassification	2,139	5,588	(2,596)	7,373
Amounts reclassified from accumulated other comprehensive income	(1,248)	(105)	(1,561)	(406)
Net current period other comprehensive income (loss)	891	5,483	(4,157)	6,967
Balance, end of period	$16,862	$19,178	$16,862	$19,178

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Six Months Ended		Affected line item in the
Comprehensive Income	June 30,		June 30,		statement of income
	2021	2020	2021	2020
	(in thousands)
Unrealized gains on available-for-sale securities	$1,580	$133	$1,976	$514	Net realized gains on investments
	1,580	133	1,976	514	Income before income taxes
	(332)	(28)	(415)	(108)	Income tax expense
	$1,248	$105	$1,561	$406	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2021.

At June 30, 2021, assets measured at fair value on a recurring basis are summarized below:

	June 30, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$235,440	$—	$235,440
Corporate bonds	—	93,337	—	93,337
U.S. agency-based mortgage-backed securities	—	11,921	—	11,921
U.S. Treasury securities	29,192	—	—	29,192
Total securities available-for-sale—fixed maturity	29,192	340,698	—	369,890
Equity securities:
Domestic common stock	55,375	—	—	55,375
Total	$84,567	$340,698	$—	$425,265

At June 30, 2021, assets measured at amortized cost net of allowance for credit losses are summarized below:

	June 30, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$511,929	$—	$511,929
Corporate bonds	—	56,377	—	56,377
U.S. agency-based mortgage-backed securities	—	6,152	—	6,152
U.S. Treasury securities	15,012	—	—	15,012
Asset-backed securities	—	131	—	131
Total held-to-maturity	$15,012	$574,589	$—	$589,601

At December 31, 2020, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$276,542	$—	$276,542
Corporate bonds	—	88,899	—	88,899
U.S. agency-based mortgage-backed securities	—	19,052	—	19,052
U.S. Treasury securities	29,786	—	—	29,786
Total securities available-for-sale—fixed maturity	$29,786	$384,493	$—	$414,279
Equity securities:
Domestic common stock	43,437	—	—	43,437
Total	$73,223	$384,493	$—	$457,716

At December 31, 2020, assets measured at amortized cost net of allowance for credit losses are summarized below:

	December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$526,821	$—	$526,821
Corporate bonds	—	72,900	—	72,900
U.S. agency-based mortgage-backed securities	—	7,906	—	7,906
U.S. Treasury securities	13,865	—	—	13,865
Asset-backed securities	—	162	—	162
Total held-to-maturity	$13,865	$607,789	$—	$621,654

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of June 30, 2021		As of December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$558,431	$589,601	$585,130	$621,654
Fixed maturity securities—available-for-sale	369,890	369,890	414,279	414,279
Equity securities	55,375	55,375	43,437	43,437
Short-term investments	129,109	129,109	45,898	45,898
Cash and cash equivalents	57,541	57,541	61,757	61,757

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in the six months ended June 30, 2021 and 2020.

Note 10. Subsequent Events

On July 27, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.29 per share payable on September 24, 2021 to shareholders of record as of September 10, 2021. The Board considers the payment of a regular cash dividend each calendar quarter.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2021 and 2020. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$73,724	$80,289	$155,238	$167,360
Net premiums earned	69,888	75,964	140,634	154,954
Net investment income	6,730	7,324	13,313	15,073
Total revenues	81,157	89,082	164,508	168,251
Total expenses	51,986	59,691	111,712	125,619
Net income	23,767	23,948	43,079	34,748
Diluted earnings per common share	$1.23	$1.24	$2.22	$1.80
Other Key Measures
Net combined ratio (1)	74.4%	78.5%	79.6%	81.1%
Return on average equity (2)	20.8%	21.3%	19.0%	15.6%
Book value per share (3)	$24.19	$23.94	$24.19	$23.94

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

Consolidated Results of Operations for Three Months Ended June 30, 2021 Compared to June 30, 2020

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2021 were $73.7 million, compared to $80.3 million for the same period in 2020, a decrease of 8.2%. The decrease was attributable to a $6.9 million decrease in annual premiums on voluntary policies written during the period.  This decrease was partially offset by a $0.2 million increase in assumed premium from mandatory pooling arrangements.  Premium resulting from payroll audits and related premium adjustments in the current quarter included a $0.9 million increase in anticipated future audit premiums compared to a reduction of $1.4 million in the same period in 2020.  This increase was offset by payroll audits completed this year which included periods of activity impacted by COVID-19.  The effective loss cost multiplier, or ELCM, for our voluntary business was 1.52 for the quarter ended June 30, 2021 compared to 1.58 for the same period in 2020.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2021 were $71.2 million, compared to $77.6 million for the same period in 2020, a decrease of 8.2%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.4% for the second quarter of both 2021 and 2020.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Net Premiums Earned. Net premiums earned for the second quarter of 2021 were $69.9 million, compared to $76.0 million for the same period in 2020, a decrease of 8.0%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the quarter ended June 30, 2021 was $6.7 million, compared to $7.3 million for the same period in 2020, a decrease of 8.1%.  The decrease was due to lower investment yields on fixed income securities and cash balances.  Average invested assets, including cash and cash equivalents, were $1.2 billion in the quarter ended June 30, 2021 and 2020. The pre-tax investment yield on our investment portfolio was 2.3% per annum during the quarter ended June 30, 2021 compared to 2.5% per annum during the same period in 2020. The tax-equivalent yield on our investment portfolio was 2.6% per annum for the quarter ended June 30, 2021 and 2.9% for the same period in 2020. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended June 30, 2021 totaled $1.2 million compared to net realized gains of $0.2 million for the same period in 2020. Net realized gains in the second quarter of 2021 were attributable to the sale of fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized gains on equity securities for the three months ended June 30, 2021 were $3.3 million compared to net unrealized gains of $5.6 million for the same period in 2020.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $32.4 million for the three months ended June 30, 2021, compared to $37.5 million for the same period in 2020, a decrease of $5.1 million, or 13.6%. The current accident year loss and LAE incurred were $50.3 million compared to $55.1 million for the same period in 2020.  Our loss and LAE ratio for accident year 2021 is set at 72.0% of net premiums earned, down from 72.5% for accident year 2020, and is based on long-term claim frequency and severity trends, as well as medical inflation.  We recorded favorable prior accident year development of $17.9 million in the second quarter of 2021, compared to favorable prior accident year development of $17.5 million in the same period of 2020, as further discussed below in “Prior Year Development.” Our net loss ratio was 46.4% in the second quarter of 2021, compared to 49.4% for the same period of 2020.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2021 were $18.5 million, compared to $21.1 million for the same period in 2020, a decrease of 12.7%. This decrease was primarily due to a decrease in insurance related assessments of $1.5 million, a $0.7 million decrease in compensation expense and a $0.5 million decrease in commission expense.  Offsetting these decreases was an increase of $0.3 million in travel and travel related expenses.  Our expense ratio was 26.4% in the second quarter of 2021 compared to 27.8% in the second quarter of 2020.

Income Tax Expense. Income tax expense for the three months ended June 30, 2021 and 2020 was $5.4 million.  The effective tax rate for the Company was 18.5% in the quarters ended June 30, 2021 and 2020.

Consolidated Results of Operations for Six Months Ended June 30, 2021 Compared to June 30, 2020

Gross Premiums Written. Gross premiums written for the six months ended June 30, 2021 were $155.2 million, compared to $167.4 million for the same period in 2020, a decrease of 7.2%. The decrease was attributable to a $9.3 million decrease in annual premiums on voluntary policies written during the period and a $3.3 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.  Premium resulting from payroll audits and related premium adjustments in the current year included a $1.4 million increase in anticipated future audit premiums compared to a reduction of $1.9 million in the prior year.  While payroll audits completed this year resulted in positive audit premiums, amounts were lower than the same period of 2020.  This year’s payroll audits included periods of activity impacted by COVID-19.  The ELCM for our voluntary business was 1.53 for the six months ended June 30, 2021 compared to 1.57 for the same period in 2020.

Net Premiums Written. Net premiums written for the six months ended June 30, 2021 were $150.2 million, compared to $161.9 million for the same period in 2020, a decrease of 7.2%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.4% for the first six months of 2021 and 2020.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Net Premiums Earned. Net premiums earned for the six months ended June 30, 2021 were $140.6 million, compared to $155.0 million for the same period in 2020, a decrease of 9.2%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the first six months of 2021 was $13.3 million, compared to $15.1 million for the same period in 2020, a decrease of 11.7%. The decrease was due to lower investment yields on fixed income securities and cash balances.  Average invested assets, including cash and cash equivalents were $1.2 billion in the six months ended June 30, 2021 and 2020. The pre-tax investment yield on our investment portfolio was 2.3% per annum during the six months ended June 30, 2021 compared to 2.5% per annum for the same period in 2020. The tax-equivalent yield on our investment portfolio was 2.6% per annum for the first six months of 2021 compared to 2.9% in the same period in 2020. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the six months ended June 30, 2021 were $1.5 million compared to net realized gains of $1.2 million for the same period in 2020.  Net realized gains in the first six months of 2021 were attributable to sales of fixed maturity securities classified as available-for-sale.  Net realized gains in the first six months of 2020 were attributable to sales and calls of fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized gains on equity securities for the six months ended June 30, 2021 were $8.8 million compared to net unrealized losses of $3.2 million for the same period in 2020.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $71.9 million for the six months ended June 30, 2021, compared to $81.2 million for the same period in 2020, a decrease of $9.2 million, or 11.4%. The current accident year loss and LAE incurred were $101.3 million compared to $112.3 million for the same period in 2020.  Our loss and LAE ratio for accident year 2021 is set at 72.0% of net premiums earned, down from 72.5% for accident year 2020, and is based on long-term claim frequency and severity trends, as well as medical inflation.  We recorded favorable prior accident year development of $29.3 million in the first six months of 2021, compared to favorable prior accident year development of $31.2 million in the same period of 2020, as further discussed below in “Prior Year Development.” Our net loss ratio was 51.2% in the first six months of 2021, compared to 52.4% for the same period of 2020.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the six months ended June 30, 2021 were $37.4 million, compared to $42.4 million for the same period in 2020, a decrease of 11.8%. This decrease was primarily due to a decrease in insurance related assessments of $2.8 million, a $1.2 million decrease in compensation expense, a $1.1 million decrease in commission expense and a $0.5 million decrease in premium taxes.  Partially offsetting these decreases was a $0.4 million increase in accounts receivable write-offs.  Our expense ratio was 26.6% in the first six months of 2021 compared to 27.4% for the same period in 2020.

Income Tax Expense. Income tax expense for the six months ended June 30, 2021 was $9.7 million, compared to $7.9 million for the same period in 2020. The increase was attributable to an increase in pre-tax income to $52.8 million in the first six months of 2021 from $42.6 million in the first six months of 2020. The effective tax rate for the Company decreased to 18.4% for the six months ended June 30, 2021 from 18.5% for the six months ended June 30, 2020.  The decrease in the effective tax rate is due to a higher proportion of tax-exempt income to underwriting income for the six months ended June 30, 2021 compared with the six months ended June 30, 2020.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $26.0 million for the six months ended June 30, 2021, which represented an $16.2 million decrease from $42.2 million in net cash provided by operating activities for the six months ended June 30, 2020. This decrease in operating cash flow was due to a $7.8 million increase in amounts held by others, a $7.4 million increase in federal taxes paid, a $2.6 million decrease in premium collections and a $1.8 million decrease in investment income.  Offsetting these amounts were a $2.5 million decrease in underwriting expenses paid and a $1.0 million decrease in losses paid.

Net cash used in investing activities was $18.9 million for the six months ended June 30, 2021, compared to net cash provided by investment activities of $34.8 million for the same period in 2020. Cash provided by sales and maturities of investments totaled $116.1 million for the six months ended June 30, 2021, compared to $180.9 million for the same period in 2020. A total of $134.4 million in cash was used to purchase investments in the six months ended June 30, 2021, compared to $145.5 million in purchases for the same period in 2020.

Net cash used in financing activities in the six months ended June 30, 2021 was $11.3 million compared to net cash used in financing activities of $10.5 million for the same period in 2020. In the six months ended June 30, 2021, $11.3 million of cash was used for dividends paid to shareholders compared to $10.5 million in the same period of 2020.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.2 billion at June 30, 2021 and December 31, 2020. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity.  Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2021, is shown in the following table:

	Carrying Amount	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$483,589	41.3%
Corporate bonds	54,233	4.7%
U.S. agency-based mortgage-backed securities	5,646	0.5%
U.S. Treasury securities and obligations of U.S. government agencies	14,838	1.3%
Asset-backed securities	125	—
Total fixed maturity securities—held-to-maturity	558,431	47.8%
Fixed maturity securities—available-for-sale:
States and political subdivisions	235,440	20.1%
Corporate bonds	93,337	8.0%
U.S. agency-based mortgage-backed securities	11,921	1.0%
U.S. Treasury securities and obligations of U.S. government agencies	29,192	2.5%
Total fixed maturity securities—available-for-sale	369,890	31.6%
Equity securities	55,375	4.7%
Short-term investments	129,109	11.0%
Cash and cash equivalents	57,541	4.9%
Total investments, including cash and cash equivalents	$1,170,346	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year development of $17.9 million in the three months ended June 30, 2021. The table below sets forth the favorable development for the three and six months ended June 30, 2021 and 2020 for accident years 2016 through 2020 and, collectively, for all accident years prior to 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Accident Year
2020	$—	$—	$—	$—
2019	4.5	—	4.5	—
2018	4.0	5.9	8.5	5.9
2017	4.4	2.8	6.9	5.7
2016	2.3	2.8	3.8	5.9
Prior to 2016	2.7	6.0	5.6	13.7
Total net development	$17.9	$17.5	$29.3	$31.2

The table below sets forth the number of open claims as of June 30, 2021 and 2020, and the number of claims reported and closed during the three and six months then ended.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Open claims at beginning of period	4,607	4,910	4,758	5,053
Claims reported	1,078	1,004	2,127	2,106
Claims closed	(1,112)	(1,293)	(2,312)	(2,538)
Open claims at end of period	4,573	4,621	4,573	4,621

The number of open claims at June 30, 2021 decreased by 48 claims as compared to the number of open claims at June 30, 2020. At June 30, 2021, our incurred amounts for certain accident years, particularly 2015 through 2019, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of June 30, 2021, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of June 30, 2021, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million.  The Company had $25.0 million available for future purchases at June 30, 2021 under this program.  There were no shares repurchased during the three months ended June 30, 2021 and 2020. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations.  It is anticipated that future purchases will be funded from available capital.

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

AMERISAFE, INC.

July 30, 2021	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

July 30, 2021	/s/ Neal A. Fuller
Neal A. Fuller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)