Form 10-Q
period 2021-09-30
AMERISAFE INC
filed 2021-10-29
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of October 25, 2021, there were 19,364,054 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $172 and $274 in 2021 and 2020, respectively, (fair value $569,445 and $621,654 in 2021 and 2020, respectively)	$541,224	$585,130
Fixed maturity securities—available-for-sale, at fair value (amortized cost $322,863, allowance for credit losses of $0 in 2021 and amortized cost $387,665, allowance for credit losses of $0 in 2020)	341,838	414,279
Equity securities, at fair value (cost $40,674 and $35,787 in 2021 and 2020, respectively)	56,351	43,437
Short-term investments	94,774	45,898
Total investments	1,034,187	1,088,744
Cash and cash equivalents	123,128	61,757
Amounts recoverable from reinsurers (net of allowance for credit losses of $389 and $452 in 2021 and 2020, respectively)	108,394	105,803
Premiums receivable (net of allowance for credit losses of $4,414 and $4,791 in 2021 and 2020, respectively)	154,517	156,760
Deferred income taxes	14,738	13,665
Accrued interest receivable	9,148	9,274
Property and equipment, net	6,158	6,182
Deferred policy acquisition costs	18,580	17,810
Other assets	11,073	10,860
Total assets	$1,479,923	$1,470,855
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$720,789	$760,561
Unearned premiums	136,013	129,260
Amounts held for others	41,595	43,402
Policyholder deposits	39,908	41,524
Insurance-related assessments	18,907	17,995
Federal income tax payable	2,685	417
Accounts payable and other liabilities	39,870	38,880
Total liabilities	999,767	1,032,039
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2021 and 2020; 20,622,304 and 20,589,309 shares issued; and 19,364,054 and 19,331,059 shares outstanding in 2021 and 2020, respectively	206	206
Additional paid-in capital	217,311	215,316
Treasury stock, at cost (1,258,250 shares in 2021 and 2020)	(22,370)	(22,370)
Accumulated earnings	270,023	224,645
Accumulated other comprehensive income, net	14,986	21,019
Total shareholders’ equity	480,156	438,816
Total liabilities and shareholders’ equity	$1,479,923	$1,470,855

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Gross premiums written	$67,185	$72,648	$222,423	$240,008
Ceded premiums written	(2,407)	(2,473)	(7,410)	(7,928)
Net premiums written	$64,778	$70,175	$215,013	$232,080
Net premiums earned	$67,626	$74,771	$208,260	$229,725
Net investment income	6,049	7,063	19,362	22,136
Net realized gains (losses) on investments	(8)	309	1,490	1,464
Net unrealized gains (losses) on equity securities	(771)	844	8,026	(2,349)
Gain (loss) on disposal of assets	—	—	21	(29)
Fee and other income	149	18	394	309
Total revenues	73,045	83,005	237,553	251,256
Expenses
Loss and loss adjustment expenses incurred	29,661	39,789	101,601	120,966
Underwriting and certain other operating costs	6,503	1,334	19,769	17,337
Commissions	5,173	5,608	15,956	17,475
Salaries and benefits	6,239	6,960	19,612	21,505
Policyholder dividends	733	714	3,200	2,685
Provision for investment related credit loss expense (benefit)	15	(69)	(102)	(13)
Total expenses	48,324	54,336	160,036	179,955
Income before income taxes	24,721	28,669	77,517	71,301
Income tax expense	5,585	5,316	15,302	13,200
Net income	$19,136	$23,353	$62,215	$58,101
Earnings per share
Basic	$0.99	$1.21	$3.22	$3.01
Diluted	$0.99	$1.21	$3.21	$3.00
Shares used in computing earnings per share
Basic	19,344,636	19,299,921	19,328,041	19,282,263
Diluted	19,407,918	19,358,682	19,392,939	19,345,952
Cash dividends declared per common share	$0.29	$0.27	$0.87	$0.81

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$19,136	$23,353	$62,215	$58,101
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	(1,876)	734	(6,033)	7,701
Comprehensive income	$17,260	$24,087	$56,182	$65,802

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended September 30, 2021 and 2020

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at June 30, 2021	20,622,304	$206	$217,165	(1,258,250)	$(22,370)	$256,503	$16,862	$468,366
Comprehensive income:
Net income	—	—	—	—	—	19,136	—	19,136
Other comprehensive income:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	(1,876)	(1,876)
Comprehensive income:								17,260
Share-based compensation	—	—	146	—	—	—	—	146
Dividends to shareholders	—	—	—	—	—	(5,616)	—	(5,616)
Balance at September 30, 2021	20,622,304	$206	$217,311	(1,258,250)	$(22,370)	$270,023	$14,986	$480,156

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at June 30, 2020	20,589,309	$206	$214,894	(1,258,250)	$(22,370)	$250,888	$19,178	$462,796
Comprehensive income:
Net income	—	—	—	—	—	23,353	—	23,353
Other comprehensive income:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	734	734
Comprehensive income:								24,087
Share-based compensation	—	—	246	—	—	—	—	246
Dividends to shareholders	—	—	—	—	—	(5,219)	—	(5,219)
Balance at September 30, 2020	20,589,309	$206	$215,140	(1,258,250)	$(22,370)	$269,022	$19,912	$481,910

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2021 and 2020

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at December 31, 2020	20,589,309	$206	$215,316	(1,258,250)	$(22,370)	$224,645	$21,019	$438,816
Comprehensive income:
Net income	—	—	—	—	—	62,215	—	62,215
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(6,033)	(6,033)
Comprehensive income:								56,182
Common stock issued	32,995	—	1,563	—	—	—	—	1,563
Share-based compensation	—	—	432	—	—	—	—	432
Dividends to shareholders	—	—	—	—	—	(16,837)	—	(16,837)
Balance at September 30, 2021	20,622,304	$206	$217,311	(1,258,250)	$(22,370)	$270,023	$14,986	$480,156

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at December 31, 2019	20,560,833	$205	$213,004	(1,258,250)	$(22,370)	$227,165	$12,211	$430,215
Impact of adoption of ASU 2016-13	—	—	—	—	—	(594)	—	(594)
Comprehensive income:
Net income	—	—	—	—	—	58,101	—	58,101
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	7,701	7,701
Comprehensive income:								65,802
Common stock issued	28,476	1	1,359	—	—	—	—	1,360
Share-based compensation	—	—	777	—	—	—	—	777
Dividends to shareholders	—	—	—	—	—	(15,650)	—	(15,650)
Balance at September 30, 2020	20,589,309	$206	$215,140	(1,258,250)	$(22,370)	$269,022	$19,912	$481,910

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$62,215	$58,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	754	738
Net amortization of investments	7,111	6,206
Change in investment related allowance for credit losses	(102)	(13)
Deferred income taxes	530	(1,398)
Net realized gains on investments	(1,490)	(1,464)
Net unrealized (gains) losses on equity securities	(8,026)	2,349
Net realized (gains) losses on disposal of assets	(21)	29
Share-based compensation	1,735	2,594
Changes in operating assets and liabilities:
Premiums receivable, net	2,243	(13,175)
Accrued interest receivable	126	235
Deferred policy acquisition costs	(770)	(189)
Amounts held by others	70	7,855
Other assets	(554)	(387)
Reserves for loss and loss adjustment expenses	(39,772)	(12,975)
Unearned premiums	6,753	2,355
Reinsurance balances	(2,591)	(2,485)
Amounts held for others and policyholder deposits	(3,423)	2,054
Federal income taxes payable	2,268	1,565
Accounts payable and other liabilities	2,368	(1,127)
Net cash provided by operating activities	29,424	50,868
Investing activities
Purchases of investments held-to-maturity	(23,231)	(62,190)
Purchases of investments available-for-sale	(31,915)	(61,023)
Purchases of equity securities	(4,886)	(10,267)
Purchases of short-term investments	(115,812)	(96,484)
Proceeds from maturities of investments held-to-maturity	63,324	86,153
Proceeds from sales and maturities of investments available-for-sale	97,069	91,493
Proceeds from sales and maturities of short-term investments	65,064	62,387
Purchases of property and equipment	(732)	(663)
Proceeds from sales of property and equipment	23	—
Net cash provided by investing activities	48,904	9,406
Financing activities
Finance lease purchases	(32)	(37)
Dividends to shareholders	(16,925)	(15,882)
Net cash used in financing activities	(16,957)	(15,919)
Change in cash and cash equivalents	61,371	44,355
Cash and cash equivalents at beginning of period	61,757	43,813
Cash and cash equivalents at end of period	$123,128	$88,168

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the nine months ended September 30, 2021 and 2020.

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

Prospective Accounting Guidance

All issued but not yet effective accounting and reporting standards as of September 30, 2021 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Restricted Stock and Stock Options

As of September 30, 2021, the Company has two equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the “2012 Incentive Plan”). See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding the Company’s incentive plans.

During the nine months ended September 30, 2021, the Company issued 24,288 shares of common stock pursuant to vested performance awards and 8,707 shares of vested restricted common stock to officers and non-employee directors.  The market value of these shares totaled $2.2 million.  During the nine months ended September 30, 2020, the Company issued 23,207 shares of common stock pursuant to vested performance awards and 5,269 shares of vested restricted common stock to non-employee directors. The market value of these shares totaled $1.8 million.

During the nine months ended September 30, 2021 and 2020, there were no exercises of options to purchase common stock.  The Company had no stock options outstanding as of September 30, 2021.

The Company recognized share-based compensation expense of $0.4 million in the quarter ended September 30, 2021 and $0.8 million in the same period in 2020.  The Company recognized share-based compensation expense of $1.7 million in the nine months ended September 30, 2021 and $2.6 million in the same period in 2020.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$19,136	$23,353	$62,215	$58,101
Basic weighted average common shares	19,344,636	19,299,921	19,328,041	19,282,263
Basic earnings per common share	$0.99	$1.21	$3.22	$3.01
Diluted EPS:
Net income	$19,136	$23,353	$62,215	$58,101
Diluted weighted average common shares:
Weighted average common shares	19,344,636	19,299,921	19,328,041	19,282,263
Restricted stock and stock options	63,282	58,761	64,898	63,689
Diluted weighted average common shares	19,407,918	19,358,682	19,392,939	19,345,952
Diluted earnings per common share	$0.99	$1.21	$3.21	$3.00

Note 4. Investments

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at September 30, 2021 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$469,445	$(45)	$469,400	$25,849	$(158)	$495,091
Corporate bonds	51,974	(123)	51,851	1,892	(4)	53,739
U.S. agency-based mortgage-backed securities	5,060	—	5,060	474	—	5,534
U.S. Treasury securities and obligations of U.S. government agencies	14,801	—	14,801	167	(4)	14,964
Asset-backed securities	116	(4)	112	5	—	117
Totals	$541,396	$(172)	$541,224	$28,387	$(166)	$569,445

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at September 30, 2021 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$209,354	$15,010	$(105)	$224,259	$—
Corporate bonds	79,336	3,500	(99)	82,737	—
U.S. agency-based mortgage-backed securities	9,487	237	(9)	9,715	—
U.S. Treasury securities and obligations of U.S. government agencies	24,686	518	(77)	25,127	—
Totals	$322,863	$19,265	$(290)	$341,838	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at September 30, 2021 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$40,674	$15,677	$—	$56,351
Total equity securities	$40,674	$15,677	$—	$56,351

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

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$57,626	$58,183	$54,316	$54,794
After one year through five years	169,880	176,260	195,706	204,289
After five years through ten years	105,046	110,513	107,347	113,643
After ten years	203,500	218,838	220,345	240,860
U.S. agency-based mortgage-backed securities	5,060	5,534	7,261	7,906
Asset-backed securities	112	117	155	162
Totals	$541,224	$569,445	$585,130	$621,654

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$32,152	$32,718	$69,177	$69,938
After one year through five years	88,065	92,012	80,593	85,829
After five years through ten years	56,405	58,625	53,835	57,829
After ten years	136,754	148,768	165,406	181,631
U.S. agency-based mortgage-backed securities	9,487	9,715	18,654	19,052
Totals	$322,863	$341,838	$387,665	$414,279

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2021:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
September 30, 2021
Available-for-Sale
States and political subdivisions	$6,992	$105	$—	$—	$6,992	$105
Corporate bonds	11,504	99	—	—	11,504	99
U.S. agency-based mortgage-backed securities	1,337	9	—	—	1,337	9
U.S. Treasury securities and obligations of U.S. government agencies	6,821	77	—	—	6,821	77
Total available-for-sale securities	$26,654	$290	$—	$—	$26,654	$290

At September 30, 2021, we held 22 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position, of which none were in a continuous unrealized loss position for longer than 12 months.

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the quarter ended September 30, 2021.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at June 30, 2021	$41	$111	$—	$—	$5	$157
Provision for credit loss expense (benefit)	4	12	—	—	(1)	15
Balance at September 30, 2021	$45	$123	$—	$—	$4	$172

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the nine months ended September 30, 2021.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2020	$42	$225	$—	$—	$7	$274
Provision for credit loss expense (benefit)	3	(102)	—	—	(3)	(102)
Balance at September 30, 2021	$45	$123	$—	$—	$4	$172

The Company has established an allowance for credit losses on 378 held-to-maturity securities totaling $0.2 million.  The majority of those securities were issued by states and political subdivisions (355 securities) and corporate bonds (20 securities).

The Company has no allowance for credit losses on investments classified as available-for-sale for the period ended September 30, 2021.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of September 30, 2021.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized cost
	(in thousands)
AAA/AA/A ratings	$466,450	$22,647	$5,060	$14,801	$79	$509,037
Baa/BBB ratings	2,995	29,327	—	—	16	32,338
B ratings	—	—	—	—	21	21
Total	$469,445	$51,974	$5,060	$14,801	$116	$541,396

Net realized losses in the quarter ended September 30, 2021 were immaterial.  Net realized gains in the quarter ended September 30, 2020 were $0.3 million resulting from the call of fixed maturity securities.

Net realized gains in the nine months ended September 30, 2021 were $1.5 million resulting primarily from the sale of fixed maturity securities classified as available-for-sale.  Net realized gains in the nine months ended September 30, 2020 were $1.5 million resulting primarily from the sale of fixed maturity securities classified as available-for-sale and from called fixed maturity securities.

During the third quarter of 2021, we recognized through income $0.8 million of net unrealized losses on equity securities held as of September 30, 2021.  During the third quarter of 2020, we recognized through income $0.8 million of net unrealized gains on equity securities held as of September 30, 2020.

During the nine months ended September 30, 2021, we recognized through income $8.0 million of net unrealized gains on equity securities held as of September 30, 2021.  During the nine months ended September 30, 2020, we recognized through income $2.3 million of net unrealized losses on equity securities held as of September 30, 2020.

Investment income is recognized as it is earned. The discount or premium on fixed maturity securities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. The Company had a valuation allowance of $1.4 million and $2.1 million against its deferred income tax benefits as of September 30, 2021 and 2020, respectively.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes primarily due to the impact of tax-exempt investment income and state income tax accruals.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for the periods ended September 30, 2021 and 2020.

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

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Balance, beginning of period	$760,561	$772,887
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	105,707	95,343
Net balance, beginning of period	654,854	677,544
Add incurred related to:
Current accident year	149,947	166,551
Prior accident years	(48,346)	(45,585)
Total incurred	101,601	120,966
Less paid related to:
Current accident year	30,023	27,986
Prior accident years	112,535	105,832
Total paid	142,558	133,818
Net balance, end of period	613,897	664,692
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	106,892	95,220
Balance, end of period	$720,789	$759,912

The foregoing reconciliation reflects favorable development of the net reserves at September 30, 2021 and September 30, 2020. The favorable development reduced loss and loss adjustment expenses incurred by $48.3 million and $45.6 million in 2021 and 2020, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$449	$388	$452	$444
Provision for credit loss benefit	(60)	(9)	(63)	(65)
Balance, end of period	$389	$379	$389	$379

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$16,862	$19,178	$21,019	$12,211
Other comprehensive income (loss) before reclassification	(1,614)	1,316	(4,210)	8,317
Amounts reclassified from accumulated other comprehensive income	(262)	(582)	(1,823)	(616)
Net current period other comprehensive income (loss)	(1,876)	734	(6,033)	7,701
Balance, end of period	$14,986	$19,912	$14,986	$19,912

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Nine Months Ended		Affected line item in the
Comprehensive Income	September 30,		September 30,		statement of income
	2021	2020	2021	2020
	(in thousands)
Unrealized gains on debt securities, net of tax	$331	$737	$2,307	$780	Net realized gains (losses) on investments
	331	737	2,307	780	Income before income taxes
Unrealized gains on debt securities, net of tax	(69)	(155)	(484)	(164)	Income tax expense
	$262	$582	$1,823	$616	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2021.

At September 30, 2021, assets measured at fair value on a recurring basis are summarized below:

	September 30, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$224,259	$—	$224,259
Corporate bonds	—	82,737	—	82,737
U.S. agency-based mortgage-backed securities	—	9,715	—	9,715
U.S. Treasury securities	25,127	—	—	25,127
Total securities available-for-sale—fixed maturity	25,127	316,711	—	341,838
Equity securities:
Domestic common stock	56,351	—	—	56,351
Total	$81,478	$316,711	$—	$398,189

At September 30, 2021, assets measured at amortized cost net of allowance for credit losses are summarized below:

	September 30, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$495,091	$—	$495,091
Corporate bonds	—	53,739	—	53,739
U.S. agency-based mortgage-backed securities	—	5,534	—	5,534
U.S. Treasury securities	14,964	—	—	14,964
Asset-backed securities	—	117	—	117
Total held-to-maturity	$14,964	$554,481	$—	$569,445

At December 31, 2020, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$276,542	$—	$276,542
Corporate bonds	—	88,899	—	88,899
U.S. agency-based mortgage-backed securities	—	19,052	—	19,052
U.S. Treasury securities	29,786	—	—	29,786
Total securities available-for-sale—fixed maturity	$29,786	$384,493	$—	$414,279
Equity securities:
Domestic common stock	43,437	—	—	43,437
Total	$73,223	$384,493	$—	$457,716

At December 31, 2020, assets measured at amortized cost net of allowance for credit losses are summarized below:

	December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$526,821	$—	$526,821
Corporate bonds	—	72,900	—	72,900
U.S. agency-based mortgage-backed securities	—	7,906	—	7,906
U.S. Treasury securities	13,865	—	—	13,865
Asset-backed securities	—	162	—	162
Total held-to-maturity	$13,865	$607,789	$—	$621,654

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of September 30, 2021		As of December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$541,224	$569,445	$585,130	$621,654
Fixed maturity securities—available-for-sale	341,838	341,838	414,279	414,279
Equity securities	56,351	56,351	43,437	43,437
Short-term investments	94,774	94,774	45,898	45,898
Cash and cash equivalents	123,128	123,128	61,757	61,757

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in the nine months ended September 30, 2021 and 2020.

Note 10. Subsequent Events

On October 26, 2021, the Company’s Board of Directors declared an extraordinary dividend of $4.00 per share payable on November 17, 2021 to shareholders of record as of November 10, 2021.

On October 26, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.29 per share payable on December 17, 2021 to shareholders of record as of December 3, 2021. The Board considers the payment of a regular cash dividend each calendar quarter.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2021 and 2020. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

Business Overview

AMERISAFE is a holding company that markets and underwrites workers’ compensation insurance through its insurance subsidiaries. Workers’ compensation insurance covers statutorily prescribed benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our business strategy is focused on providing this coverage to small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime. Employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. Hazardous industry employers also tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. We provide proactive safety reviews of employers’ workplaces. These safety reviews are a vital component of our underwriting process and also promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety or fraud concerns. We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting and safety, claims and audit services, provide us with the opportunity to earn attractive returns for our shareholders.

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

Results of Operations

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$67,185	$72,648	$222,423	$240,008
Net premiums earned	67,626	74,771	208,260	229,725
Net investment income	6,049	7,063	19,362	22,136
Total revenues	73,045	83,005	237,553	251,256
Total expenses	48,324	54,336	160,036	179,955
Net income	19,136	23,353	62,215	58,101
Diluted earnings per common share	$0.99	$1.21	$3.21	$3.00
Other Key Measures
Net combined ratio (1)	71.5%	72.8%	76.9%	78.4%
Return on average equity (2)	16.1%	19.8%	18.1%	17.0%
Book value per share (3)	$24.80	$24.93	$24.80	$24.93

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

Consolidated Results of Operations for Three Months Ended September 30, 2021 Compared to September 30, 2020

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2021 were $67.2 million, compared to $72.6 million for the same period in 2020, a decrease of 7.5%. The decrease was attributable to a $3.2 million decrease in annual premiums on voluntary policies written during the period and a $3.2 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. This decrease was offset by a $1.0 million increase in assumed premium from mandatory pooling arrangements.  Payroll audits completed this quarter included periods of activity impacted by COVID-19.  The effective loss cost multiplier, or ELCM, for our voluntary business was 1.53 for the quarter ended September 30, 2021 compared to 1.59 for the same period in 2020.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2021 were $64.8 million, compared to $70.2 million for the same period in 2020, a decrease of 7.7%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.4% for the third quarter of 2021 compared to 3.2% for the third quarter of 2020.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Net Premiums Earned. Net premiums earned for the third quarter of 2021 were $67.6 million, compared to $74.8 million for the same period in 2020, a decrease of 9.6%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the quarter ended September 30, 2021 was $6.0 million, compared to $7.1 million for the same period in 2020, a decrease of 14.4%.  The decrease was due to lower investment yields on fixed income securities and cash balances.  Average invested assets, including cash and cash equivalents, were $1.2 billion in the quarter ended September 30, 2021 and 2020. The pre-tax investment yield on our investment portfolio was 2.1% per annum during the quarter ended September 30, 2021 compared to 2.3% per annum during the same period in 2020. The tax-equivalent yield on our investment portfolio was 2.5% per annum for the quarter ended September 30, 2021 and 2.8% for the same period in 2020. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended September 30, 2021 were immaterial compared to net realized gains of $0.3 million for the same period in 2020. Net realized gains in the third quarter of 2020 were attributable to the call of fixed maturity securities.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized losses on equity securities for the three months ended September 30, 2021 were $0.8 million compared to net unrealized gains of $0.8 million for the same period in 2020.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $29.7 million for the three months ended September 30, 2021, compared to $39.8 million for the same period in 2020, a decrease of $10.1 million, or 25.5%. The current accident year loss and LAE incurred were $48.7 million compared to $54.2 million for the same period in 2020.  Our loss and LAE ratio for accident year 2021 is estimated at 72.0% of net premiums earned, down from 72.5% for accident year 2020, and is based on long-term claim frequency and severity trends, as well as medical inflation.  We recorded favorable prior accident year development of $19.0 million in the third quarter of 2021, compared to favorable prior accident year development of $14.4 million in the same period of 2020, as further discussed below in “Prior Year Development.” Our net loss ratio was 43.9% in the third quarter of 2021, compared to 53.2% for the same period of 2020.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2021 were $17.9 million, compared to $13.9 million for the same period in 2020. This increase was primarily due to an increase in insurance related assessments of $5.3 million and a $0.6 million increase in accounts receivable write-offs mostly on assumed premium from mandatory pooling arrangements. The increase in insurance related assessments included a benefit of $5.7 million in 2020 due to the early termination of an assessment related to a state multiple injury fund. Offsetting these amounts were an increase of $1.0 million in profit sharing reinsurance commission, a $0.7 million decrease in compensation expense and a $0.4 million decrease in commission expense.  Our expense ratio was 26.5% in the third quarter of 2021 compared to 18.6% in the third quarter of 2020.

Income Tax Expense. Income tax expense for the three months ended September 30, 2021 was $5.6 million, compared to $5.3 million for the same period in 2020.  The effective tax rate for the Company was 22.6% in the quarter ended September 30, 2021 and 18.5% for the same period in 2020.  The increase in the effective tax rate was due to a higher proportion of income from underwriting and taxable investment income compared to the same period of 2020.

Consolidated Results of Operations for Nine Months Ended September 30, 2021 Compared to September 30, 2020

Gross Premiums Written. Gross premiums written for the nine months ended September 30, 2021 were $222.4 million, compared to $240.0 million for the same period in 2020, a decrease of 7.3%. The decrease was attributable to a $12.5 million decrease in annual premiums on voluntary policies written during the period and a $6.5 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.  Premium resulting from payroll audits and related premium adjustments in the current year included a $1.3 million increase in anticipated future audit premiums compared to a reduction of $2.1 million in the prior year.  While payroll audits completed this year resulted in positive audit premiums, amounts were lower than the same period of 2020.  This year’s payroll audits included periods of activity impacted by COVID-19.  The ELCM for our voluntary business was 1.53 for the nine months ended September 30, 2021 compared to 1.58 for the same period in 2020.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2021 were $215.0 million, compared to $232.1 million for the same period in 2020, a decrease of 7.4%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.4% for the first nine months of 2021 compared to 3.3% in the same period of 2020.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Net Premiums Earned. Net premiums earned for the nine months ended September 30, 2021 were $208.3 million, compared to $229.7 million for the same period in 2020, a decrease of 9.3%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the first nine months of 2021 was $19.4 million, compared to $22.1 million for the same period in 2020, a decrease of 12.5%. The decrease was due to lower investment yields on fixed income securities and cash balances.  Average invested assets, including cash and cash equivalents were $1.2 billion in the nine months ended September 30, 2021 and 2020. The pre-tax investment yield on our investment portfolio was 2.2% per annum during the nine months ended September 30, 2021 compared to 2.5% per annum for the same period in 2020. The tax-equivalent yield on our investment portfolio was 2.5% per annum for the first nine months of 2021 compared to 2.8% in the same period in 2020. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the nine months ended September 30, 2021 and 2020 were $1.5 million.  Net realized gains in the first nine months of 2021 were attributable to sales of fixed maturity securities classified as available-for-sale.  Net realized gains in the first nine months of 2020 were attributable to sales of fixed maturity securities classified as available-for-sale and calls of fixed maturity securities.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized gains on equity securities for the nine months ended September 30, 2021 were $8.0 million compared to net unrealized losses of $2.3 million for the same period in 2020.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $101.6 million for the nine months ended September 30, 2021, compared to $121.0 million for the same period in 2020, a decrease of $19.4 million, or 16.0%. The current accident year loss and LAE incurred were $149.9 million compared to $166.6 million for the same period in 2020.  Our loss and LAE ratio for accident year 2021 is estimated at 72.0% of net premiums earned, down from 72.5% for accident year 2020, and is based on long-term claim frequency and severity trends, as well as medical inflation.  We recorded favorable prior accident year development of $48.3 million in the first nine months of 2021, compared to favorable prior accident year development of $45.6 million in the same period of 2020, as further discussed below in “Prior Year Development.” Our net loss ratio was 48.8% in the first nine months of 2021, compared to 52.7% for the same period of 2020.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2021 were $55.3 million, compared to $56.3 million for the same period in 2020, a decrease of 1.7%. This decrease was primarily due to a decrease in compensation expense of $1.9 million, a $1.5 million decrease in commission expense, a $1.0 million increase in profit sharing reinsurance commission and a $0.6 million decrease in premium taxes.  Partially offsetting these decreases were a $2.5 million increase in insurance related assessments, a $0.9 million increase in accounts receivable write-offs, a $0.3 million increase in management information systems licensing and a $0.3 million increase in travel and travel related items. The increase in insurance related assessments resulted from a benefit of $5.7 million recorded in the prior year due to the early termination of an assessment related to a state multiple injury fund.  Our expense ratio was 26.6% in the first nine months of 2021 compared to 24.5% for the same period in 2020.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2021 was $15.3 million, compared to $13.2 million for the same period in 2020. The increase was attributable to an increase in pre-tax income to $77.5 million in the first nine months of 2021 from $71.3 million in the first nine months of 2020. The effective tax rate for the Company increased to 19.7% for the nine months ended September 30, 2021 from 18.5% for the nine months ended September 30, 2020.  The increase in the effective tax rate is due to a higher proportion of income from underwriting and taxable investment income for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $29.4 million for the nine months ended September 30, 2021, which represented a $21.4 million decrease from $50.9 million in net cash provided by operating activities for the nine months ended September 30, 2020. This decrease in operating cash flow was due to a $10.3 million increase in losses paid, $7.8 million increase in amounts held by others, a $4.8 million increase in underwriting expenses paid, a $2.0 million decrease in investment income, and a $1.3 million decrease in premium collections.  Offsetting these amounts were a $3.7 million increase in reinsurance recoveries, a $0.8 million decrease in dividends paid to policyholders, and a $0.6 million decrease in federal taxes paid.

Net cash provided by investing activities was $48.9 million for the nine months ended September 30, 2021, compared to net cash provided by investment activities of $9.4 million for the same period in 2020. Cash provided by sales and maturities of investments totaled $225.5 million for the nine months ended September 30, 2021, compared to $240.0 million for the same period in 2020. A total of $175.8 million in cash was used to purchase investments in the nine months ended September 30, 2021, compared to $230.0 million in purchases for the same period in 2020.

Net cash used in financing activities in the nine months ended September 30, 2021 was $17.0 million compared to net cash used in financing activities of $15.9 million for the same period in 2020. In the nine months ended September 30, 2021, $16.9 million of cash was used for dividends paid to shareholders compared to $15.9 million in the same period of 2020.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.2 billion at September 30, 2021 and December 31, 2020. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity.  Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2021, is shown in the following table:

	Carrying Amount	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$469,400	40.6%
Corporate bonds	51,851	4.5%
U.S. agency-based mortgage-backed securities	5,060	0.4%
U.S. Treasury securities and obligations of U.S. government agencies	14,801	1.3%
Asset-backed securities	112	—
Total fixed maturity securities—held-to-maturity	541,224	46.8%
Fixed maturity securities—available-for-sale:
States and political subdivisions	224,259	19.4%
Corporate bonds	82,737	7.1%
U.S. agency-based mortgage-backed securities	9,715	0.8%
U.S. Treasury securities and obligations of U.S. government agencies	25,127	2.2%
Total fixed maturity securities—available-for-sale	341,838	29.5%
Equity securities	56,351	4.9%
Short-term investments	94,774	8.2%
Cash and cash equivalents	123,128	10.6%
Total investments, including cash and cash equivalents	$1,157,315	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year development of $19.0 million in the three months ended September 30, 2021. The table below sets forth the favorable development for the three and nine months ended September 30, 2021 and 2020 for accident years 2016 through 2020 and, collectively, for all accident years prior to 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Accident Year
2020	$—	$—	$—	$—
2019	6.3	—	10.8	—
2018	3.6	2.6	12.1	8.5
2017	0.8	4.8	7.7	10.5
2016	2.3	0.9	6.1	6.8
Prior to 2016	6.0	6.1	11.6	19.8
Total net development	$19.0	$14.4	$48.3	$45.6

The table below sets forth the number of open claims as of September 30, 2021 and 2020, and the number of claims reported and closed during the three and nine months then ended.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Open claims at beginning of period	4,573	4,621	4,758	5,053
Claims reported	1,142	1,252	3,269	3,358
Claims closed	(1,141)	(1,112)	(3,453)	(3,650)
Open claims at end of period	4,574	4,761	4,574	4,761

The number of open claims at September 30, 2021 decreased by 187 claims as compared to the number of open claims at September 30, 2020. At September 30, 2021, our incurred amounts for certain accident years, particularly 2015 through 2019, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of September 30, 2021, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of September 30, 2021, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million.  The Company had $25.0 million available for future purchases at September 30, 2021 under this program.  There were no shares repurchased during the three months ended September 30, 2021 and 2020. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations.  It is anticipated that future purchases will be funded from available capital.

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

AMERISAFE, INC.

October 29, 2021	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

October 29, 2021	/s/ Neal A. Fuller
Neal A. Fuller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)