Form 10-K
period 2021-12-31
AMERISAFE INC
filed 2022-02-25
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission File Number: 001-12251

AMERISAFE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Texas	75-2069407
(State of Incorporation)	(I.R.S. Employer Identification Number)
2301 Highway 190 West, DeRidder, Louisiana	70634
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 463-9052

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	AMSF	NASDAQ

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2021 the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,143.7 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of February 15, 2022, there were 19,364,054 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2022 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

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

•	changes in relationships with independent agencies (including retail and wholesale brokers and agents);
•	general economic conditions, including recession, inflation, performance of financial markets, interest rates, unemployment rates and fluctuating asset values;
•	developments in capital markets that adversely affect the performance of our investments;
•	technology breaches or failures, including those resulting from a malicious cyber attack on the Company or its policyholders and service providers;
•	decreased level of business activity of our policyholders caused by decreased business activity generally, and in particular in the industries we target;
•	greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;
•	adverse developments in economic, competitive, judicial or regulatory conditions within the workers’ compensation insurance industry;
•	loss of the services of any of our senior management or other key employees;
•	the impact of pandemics on the business operations of our insurance subsidiaries and policyholders, the value of our investments, and our revenues, results of operations and cash flows;
•	changes in regulations, laws, rates, rating factors, or taxes applicable to the Company, its policyholders or the agencies that sell its insurance;
•	changes in current accounting standards or new accounting standards;
•	changes in legal theories of liability under our insurance policies;
•	changes in rating agency policies, practices or ratings;
•	changes in the availability, cost or quality of reinsurance and the failure of our reinsurers to pay claims in a timely manner or at all;
•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and
•	other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (SEC).

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

Hazardous industry employers tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target policyholders. For example, our construction employers on average paid premium rates equal to $4.55 per $100 of payroll to obtain workers’ compensation coverage for all of their employees in 2021.

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

AMERISAFE, Inc. is an insurance holding company, incorporated in Texas in 1985. We began operations in 1986 by focusing on workers’ compensation insurance for logging contractors in the southeast United States. Beginning in 1994, we expanded our focus to include the other hazardous industries we serve today. Two of our three insurance subsidiaries, American Interstate Insurance Company (AIIC) and Silver Oak Casualty, Inc. (SOCI), are domiciled in Nebraska. Our other insurance subsidiary, American Interstate Insurance Company of Texas (AIICTX), is domiciled in Texas.  All three insurance subsidiaries carry an A.M. Best rating of “A” (Excellent).

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries. We have extensive experience insuring employers engaged in hazardous industries and have a history of profitably underwriting these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 93.5% in 2021.

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

Specialized Underwriting Expertise. Based on our 36-year history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools that support our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new and renewal business. We do not delegate underwriting authority to agencies, marketers or to any other third parties that sell our insurance.

Comprehensive Safety Services. We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention, and encourage safer workplaces by deploying experienced field safety professionals, or FSPs, to our policyholders’ worksites. In 2021, 92.0% of our new voluntary business policyholders were subject to pre-quotation safety inspections. Additionally, we perform periodic on-site safety surveys for our voluntary business policyholders.

Proactive Claims Management. Our employees manage substantially all of our open claims in-house, utilizing intensive claims management practices that emphasize a personalized approach, as well as quality, cost-effective medical treatment. As of December 31, 2021, open indemnity claims per field case manager, or FCM, averaged 49 claims, which we believe is significantly less than the industry average. We also believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation and more rapidly close claims, all of which ultimately lead to lower overall claim costs.

Efficient Operating Platform. Through extensive cost management initiatives, we maintain one of the most efficient operations in the workers’ compensation industry. In 2021, our expense ratio was 26.1%. We believe that our expense ratio is substantially lower than that of our competitors, which gives us a greater opportunity to generate an underwriting profit.

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

Increase Market Penetration. Based on data received from the National Association of Insurance Commissioners, the NAIC, we do not have more than 4.8% of the market share in any state we serve. As a result, we believe we have the opportunity to increase market penetration in each of the states in which we currently operate. Competition in our target markets is fragmented by state, employer size and industry. We believe that our specialized underwriting expertise, use of data, and safety, claims and audit services position us to profitably increase our market share in our existing principal markets, with minimal increase in field service employees.

Prudent and Opportunistic Geographic Expansion. While we actively market our insurance in 27 states, 50.9% of our voluntary in-force premiums were generated in the six states where we derived 5.0% or more of our gross premiums written in 2021. We are licensed in an additional 20 states, the District of Columbia and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so.

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

Workers’ compensation was the fifth-largest property and casualty insurance line in the United States in 2020, according to the National Council on Compensation Insurance, Inc., the NCCI. Direct premiums written in 2020 for the workers’ compensation insurance industry were $51 billion, and direct premiums written for the property and casualty industry as a whole were $729 billion. According to the most recent market data reported by the NCCI, which is the official rating bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business were $18.0 billion.

Policyholders

As of December 31, 2021, we had more than 8,400 voluntary business policyholders with an average annual workers’ compensation policy written premium of $31,000.  As of December 31, 2021, our ten largest voluntary business policyholders accounted for 1.9% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 93.5% in 2021, 94.4% in 2020, and 93.1% in 2019.

In addition to our voluntary workers’ compensation business, we underwrite workers’ compensation policies for employers assigned to us and assume reinsurance premiums from mandatory pooling arrangements, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. Our assigned risk business fulfills our statutory obligation to participate in residual market plans in three states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2021, our assigned risk business accounted for 0.8% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 3.1% of our gross premiums written.

Targeted Industries

We provide workers’ compensation insurance primarily to employers in the following targeted hazardous industries:

Construction.  Includes a broad range of operations such as highway and bridge construction, building and maintenance of pipeline and powerline networks, excavation, commercial construction, roofing, iron and steel erection, tower erection and numerous other specialized construction operations. In 2021, our average policy premium for voluntary workers’ compensation within the construction industry was $31,484, or $4.55 per $100 of payroll.

Trucking.  Includes a broad spectrum of diverse operations including contract haulers, regional and local freight carriers, special equipment transporters and other trucking companies that conduct a variety of short- and long-haul operations. In 2021, our average policy premium for voluntary workers’ compensation within the trucking industry was $32,648, or $6.00 per $100 of payroll.

Logging and Lumber.  Includes tree harvesting, tree trimming, sawmills, and other operations associated with lumber and wood products. In 2021, our average policy premium for voluntary workers’ compensation within logging and lumber was $24,662, or $8.05 per $100 of payroll.

Agriculture.  Includes crop maintenance and harvesting, grain and produce operations, nursery operations, meat processing, and livestock feed and transportation. In 2021, our average policy premium for voluntary workers’ compensation within the agriculture industry was $28,670, or $4.31 per $100 of payroll.

Manufacturing.  Includes a diverse group of businesses such as the production of goods for use or sale using labor and machines, tools, chemical and biological processing or formulation. In 2021, our average policy premium for voluntary workers’ compensation within the manufacturing industry was $26,622, or $3.03 per $100 of payroll.

Telecommunications.  Includes the installation and maintenance of overhead and underground telecommunication lines including cell phone towers.  In 2021, our average policy premium for voluntary workers’ compensation within the telecommunications industry was $27,846, or $3.92 per $100 of payroll.

Maritime.  Includes ship building and repair, pier and marine construction, inter-coastal construction, and stevedoring. In 2021, our average policy premium for voluntary workers’ compensation within the maritime industry was $35,550, or $4.97 per $100 of payroll.

Other.  Includes a wide variety of high-hazard businesses such as gasoline dealers, building material suppliers, automobile dismantling, oil field contractors, railroad construction, and other businesses.

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

Gross premiums written during the years ended December 31, 2021, 2020 and 2019, and the allocation of those premiums among the hazardous industries we target are presented in the table below.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2021	2020	2019	2021	2020	2019
	(in thousands)
Voluntary business:
Construction	$125,696	$137,317	$147,453	45.2%	45.3%	44.2%
Trucking	43,530	50,148	58,845	15.6%	16.5%	17.7%
Logging and Lumber	27,452	28,253	26,083	9.8%	9.3%	7.8%
Agriculture	15,488	15,399	15,668	5.6%	5.1%	4.7%
Manufacturing	13,880	16,413	17,432	5.0%	5.4%	5.2%
Telecommunications	7,256	6,829	8,590	2.6%	2.2%	2.6%
Maritime	6,153	7,252	7,906	2.2%	2.4%	2.4%
Other	28,136	31,697	40,648	10.1%	10.5%	12.2%
Total voluntary business	267,591	293,308	322,625	96.1%	96.7%	96.8%
Assigned risk business	2,180	2,054	3,081	0.8%	0.7%	0.9%
Assumed premiums	8,523	7,728	7,754	3.1%	2.6%	2.3%
Total	$278,294	$303,090	$333,460	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 47 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with 12.5% or less of our gross premiums written in 2021 derived from any one state. The table below identifies, for the years ended December 31, 2021, 2020 and 2019, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the three years presented.

	Percentage of Gross Premiums Written Year Ended December 31,
State	2021	2020	2019
Georgia	12.5%	12.6%	11.5%
Florida	11.7%	11.0%	12.2%
Louisiana	7.8%	7.3%	7.4%
Pennsylvania	6.8%	8.0%	8.0%
North Carolina	6.0%	5.8%	5.7%
Illinois	4.9%	4.9%	4.9%
Wisconsin	4.7%	4.2%	4.0%
Virginia	4.4%	4.5%	4.7%
Minnesota	3.7%	3.7%	4.2%
South Carolina	3.3%	3.6%	3.7%
Alaska	3.2%	3.1%	3.1%
Alabama	3.1%	2.7%	2.8%
Total	72.1%	71.4%	72.2%

Sales and Marketing

We sell our workers’ compensation insurance through independent agencies (including retail and wholesale brokers and agents). As of December 31, 2021, our insurance was sold through more than 2,300 independent agencies and our wholly-owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 30 states. We are selective in establishing and maintaining relationships with independent agencies.  We seek to do business with those agencies that provide quality application flow from companies operating in our target industries and classes that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Our average commission rate for our independent agencies was 7.8% for the year ended December 31, 2021. We pay our insurance agency subsidiary an average commission rate of 8.2%. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2021, independent agencies accounted for 97.7% of our voluntary in-force premiums. No single independent agency accounted for more than 1.0% of our voluntary in-force premiums at that date.

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

Our underwriting department reviews the application to determine if the application meets our underwriting criteria and whether all required information has been provided. If additional information is required, the underwriting department requests additional information from the agency submitting the application. Once this initial review process is complete, our underwriting department requests that a pre-quotation safety inspection be performed in most cases. In 2021, 92.0% of our new voluntary business policyholders were inspected prior to our offering a premium quote.

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

We obtain approval of our rates, including our LCMs, from state regulatory authorities. To maintain rates at profitable levels, we regularly monitor and adjust our LCMs. The effective LCM for our voluntary business was 1.53 for policy year 2021, 1.58 for policy year 2020, and 1.60 for policy year 2019. If we are unable to charge rates in a particular state or industry to produce satisfactory results, we seek to control and reduce our premium volume in that state or industry and redeploy our capital in other states or industries that offer greater opportunity to earn an underwriting profit.

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our FSPs typically travel to employers’ worksites to perform these safety inspections. These initial inspections allow our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2021, 92.0% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policies were not pre-quote inspected for a variety of reasons, including instances where the prospective policyholder was previously insured by us or previously inspected by us.

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

Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided. The FCM will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2021, we averaged 49 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our 36 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business, but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

When a claim is reported, we establish an initial case reserve for the estimated amount of our loss based on our estimate of the most likely outcome of the claim at that time. Generally, that case reserve is established within 14 days after the claim is reported and consists of anticipated medical costs, indemnity costs and specific adjustment expenses, which we refer to as defense and cost containment expenses (DCC). The most complex claims, involving severe injuries, may take a considerable period of time for us to establish a more precise estimate of the most likely outcome of the claim. At any point in time, the amount paid on a claim, plus the reserve for future amounts to be paid, represents the estimated total cost of the claim, or the case incurred amount. The estimated amount of loss for a reported claim is based upon various factors, including:

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

In addition to case reserves, we establish reserves on an aggregate basis for loss and DCC expenses that have been incurred but not reported (IBNR). Our IBNR reserves are also intended to provide for aggregate changes in case incurred amounts as well as the unpaid cost of recently reported claims for which an initial case reserve has not been established.

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

In establishing reserves, we rely on the analysis of the more than 231,000 claims in our 36-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.

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

As of December 31, 2021, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $626.0 million, which includes $13.0 million in reserves for mandatory pooling arrangements as reported by the pool administrators. The estimate of our ultimate liability was derived from the process and methodology described above, which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates. We view our estimate of loss and DCC expenses as the most significant component of our reserve for loss and loss adjustment expenses.

Additional information regarding our reserve for unpaid loss and loss adjustment expenses (LAE) as of December 31, 2021, 2020, and 2019 is set forth below:

	2021	2020	2019
	(in thousands)
Gross case loss and DCC reserves	$605,888	$610,255	$614,556
AO reserves	19,625	22,426	22,387
Gross IBNR reserves	119,765	127,880	135,944
Gross unpaid loss, DCC and AO reserves	745,278	760,561	772,887
Reinsurance recoverables on unpaid loss and LAE	(119,266)	(105,707)	(95,343)
Net unpaid loss, DCC and AO reserves	$626,012	$654,854	$677,544

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by an increase and decrease of 30%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2021 data, are summarized below.

		Resultant Change in Net Loss and DCC Reserve
Change in Paid LDFs	Change in Incurred LDFs	Amount ($)	Percentage
		(in thousands)
30% increase	30% increase	28,419	4.8%
30% increase	No change	—	(—)%
30% increase	30% decrease	(28,345)	(4.8)%
No change	30% increase	28,419	4.8%
No change	30% decrease	(28,345)	(4.8)%
30% decrease	30% increase	28,419	4.8%
30% decrease	No change	—	(—)%
30% decrease	30% decrease	(28,345)	(4.8)%

For our paid and incurred weighted severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by an increase and decrease of 300 basis points. The results of this sensitivity analysis, using December 31, 2021 data, are summarized below.

	Resultant Change in Net Loss and DCC Reserve
Change in Severity Trend	Amount ($)	Percentage
	(in thousands)
300 basis point increase	28,949	4.9%
300 basis point decrease	(25,147)	(4.2)%

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2021, 2020 and 2019, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Balance, beginning of period	$760,561	$772,887	$798,409
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	105,707	95,343	107,216
Net balance, beginning of period	654,854	677,544	691,193
Add incurred related to:
Current accident year	222,715	220,710	241,344
Prior accident years	(61,917)	(63,484)	(65,002)
Total incurred	160,798	157,226	176,342
Less paid related to:
Current accident year	52,292	50,113	58,883
Prior accident years	137,348	129,803	131,108
Total paid	189,640	179,916	189,991
Net balance, end of period	626,012	654,854	677,544
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	119,266	105,707	95,343
Balance, end of period	$745,278	$760,561	$772,887

Our gross reserves for loss and loss adjustment expenses of $745.3 million as of December 31, 2021 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2021, we had 4,594 open claims, with an average of $162,229 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2021, 4,310 new claims were reported, and 4,474 claims were closed.

In 2021, our gross reserves decreased to $745.3 million from $760.6 million at December 31, 2020. The decrease in reserves was attributable primarily to favorable development from prior accident years. In 2021, we recognized $61.9 million of favorable development for prior accident years. As of December 31, 2020, we had 4,758 open claims, with an average of $159,849 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2020, 4,452 new claims were reported, and 4,747 claims were closed.

In 2020, our gross reserves decreased to $760.6 million from $772.9 million at December 31, 2019. The decrease in reserves was attributable primarily to favorable development from prior accident years. In 2020, there was also $63.5 million of favorable development for prior accident years. As of December 31, 2019, we had 5,053 open claims, with an average of $152,956 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2019, 5,452 new claims were reported, and 5,589 claims were closed.

Loss Development

The table below shows the net loss development for business written each year from 2011 through 2021. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a generally accepted accounting principles basis, or GAAP basis.

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 2011, it was estimated that $477.3 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 2011, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $477.3 million as of December 31, 2011, by December 31, 2021 (ten years later) $303.3 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2011.

The “gross cumulative redundancy (deficiency)” represents, as of December 31, 2021, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(in thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$477,277	$515,260	$565,858	$628,268	$653,175	$664,520	$686,956	$691,193	$677,544	$654,854	$626,012
Net reserve estimated as of:
One year later	474,787	502,648	542,141	580,454	601,868	629,750	641,360	626,192	614,060	592,937
Two years later	462,650	478,931	494,327	529,149	567,098	584,149	576,358	562,709	552,143
Three years later	448,269	439,272	462,770	504,437	530,582	528,659	527,722	514,889
Four years later	427,835	420,913	452,097	484,964	498,494	494,513	498,173
Five years later	418,528	415,996	440,750	467,382	473,137	473,097
Six years later	415,213	408,762	431,715	451,232	458,115
Seven years later	410,452	401,130	421,534	440,039
Eight years later	404,621	392,829	411,947
Nine years later	397,359	385,125
Ten years later	390,359
Net cumulative redundancy	$86,918	$130,135	$153,911	$188,229	$195,060	$191,423	$188,783	$176,304	$125,401	$61,917
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	131,497	127,205	129,658	135,711	135,601	129,937	138,593	131,108	129,803	137,348
Two years later	201,814	188,752	198,610	203,855	202,063	202,928	205,705	199,284	207,382
Three years later	237,170	226,907	233,254	240,098	247,751	241,165	247,609	242,983
Four years later	259,823	245,860	253,081	267,143	272,144	268,049	271,213
Five years later	273,383	259,202	269,179	279,944	289,001	282,368
Six years later	284,071	270,055	276,534	293,197	298,074
Seven years later	292,324	274,520	284,522	299,782
Eight years later	295,582	280,657	290,332
Nine years later	300,145	285,567
Ten years later	303,306
Net reserve— December 31	$477,277	$515,260	$565,858	$628,268	$653,175	$664,520	$686,956	$691,193	$677,544	$654,854	$626,012
Reinsurance recoverables	60,937	55,190	48,699	59,334	64,858	78,256	84,889	107,216	95,343	105,707	119,266
Gross reserve—December 31	$538,214	$570,450	$614,557	$687,602	$718,033	$742,776	$771,845	$798,409	$772,887	$760,561	$745,278
Net re-estimated reserve	$390,359	$385,125	$411,947	$440,039	$458,115	$473,097	$498,173	$514,889	$552,143	$592,937
Re-estimated reinsurance recoverables	44,136	41,765	44,579	52,118	52,670	58,905	68,635	70,431	89,777	98,007
Gross re-estimated reserve	$434,495	$426,890	$456,526	$492,157	$510,785	$532,002	$566,808	$585,320	$641,920	$690,944
Gross cumulative redundancy (deficiency)	$103,719	$143,560	$158,031	$195,445	$207,248	$210,774	$205,037	$213,089	$130,967	$69,617

Investments

We derive net investment income from our invested assets. As of December 31, 2021, the carrying value of our investment portfolio, including cash and cash equivalents, was $1.1 billion and the fair value of the portfolio was $1.1 billion.

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

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the effective interest rate for the year ended December 31, 2021 based on the carrying value of each category as of December 31, 2021:

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$471,640	43.6%	2.7%
Corporate bonds	56,613	5.2%	2.7%
U.S. agency-based mortgage-backed securities	4,623	0.4%	4.0%
U.S. Treasury securities and obligations of U.S. Government agencies	16,251	1.5%	0.6%
Asset-backed securities	104	0.0%	0.0%
Total fixed maturity securities—held-to-maturity	549,231	50.7%	3.1%
Fixed maturity securities—available-for-sale:
State and political subdivisions	216,306	20.0%	2.9%
Corporate bonds	96,426	8.9%	2.4%
U.S. agency-based mortgage-backed securities	8,089	0.8%	2.3%
U.S. Treasury securities and obligations of U.S. Government agencies	20,948	1.9%	1.7%
Total fixed maturity securities—available-for-sale	341,769	31.6%	2.7%
Equity securities	64,140	5.9%	2.2%
Short-term investments	57,431	5.3%	0.7%
Cash and cash equivalents	70,722	6.5%	0.1%
Total investments, including cash and cash equivalents	$1,083,293	100.0%	2.2%

As of December 31, 2021, our fixed maturity securities had a carrying value of $891.0 million, which represented 82.3% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2021, the pre-tax investment yield of our investment portfolio was 2.3% per annum.

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, our investment portfolio as of December 31, 2021 are summarized as follows:

	Cost or Amortized Cost	Allowance for Credit Losses	Cost or Amortized Cost Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities, held-to-maturity	$549,426	$(195)	$549,231	$27,032	$(413)	$575,850
Fixed maturity securities, available-for-sale	324,597	—	324,597	17,829	(657)	341,769
Equity securities	44,175	—	44,175	19,965	—	64,140
Totals	$918,198	$(195)	$918,003	$64,826	$(1,070)	$981,759

As of December 31, 2021, municipal bonds with maturities greater than one year made up 63.6% of our investment portfolio, including cash and cash equivalents. The investments in Louisiana result from companies being allowed an investment credit against Louisiana premium taxes for varying levels of Louisiana assets.  The table below summarizes the top five geographic exposures as of December 31, 2021.

	Carrying Value	Percentage of Municipal Portfolio	Percentage of Total Portfolio
	(in thousands)
Texas	$85,423	12.4%	7.9%
Louisiana	81,809	11.9%	7.6%
Arkansas	77,864	11.3%	7.2%
Florida	47,994	7.0%	4.4%
Washington	31,912	4.6%	3.0%
Other	362,944	52.8%	33.5%
	$687,946	100.0%	63.6%

The table below summarizes the credit quality of our investment portfolio, excluding our equity holdings, as of December 31, 2021, as determined by the middle rating of Moody’s, Standard and Poor’s, and Fitch.

Credit Rating	Percentage of Total Carrying Value
“AAA”	27.0%
“AA”	46.3%
“A”	11.7%
“BBB”	14.0%
“BB and below”	1.0%
“Unrated securities”	0.0%
Total	100.0%

As of December 31, 2021, the average composite rating of our investment portfolio, excluding our equity holdings, was “AA-”.

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2021.

	As of December 31, 2021
Maturity:	Carrying Value	Percentage
	(in thousands)
Within one year	$102,117	11.5%
After one year through five years	274,873	30.9%
After five years through ten years	160,680	18.0%
After ten years	340,514	38.2%
U.S. agency-based mortgage-backed securities	12,712	1.4%
Asset-backed securities	104	0.0%
Total	$891,000	100.0%

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

2022 Excess of Loss Reinsurance Treaty Program

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

We have 14 reinsurers participating in our reinsurance treaty program in 2022. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or letters of credit. If security is required because of a ratings downgrade, the form of security must be mutually agreed to between the reinsurer and us.

In 2022, our first layer of reinsurance provides coverage for losses up to $10.0 million for each loss occurrence in excess of $2.0 million.  This layer provides coverage in two parts.  Before our reinsurers are obligated to reimburse us under this layer, we are subject to an annual aggregate deductible of 3.0% of subject earned premium under the first part of this coverage and 9.0% of subject earned premium under the second part of this coverage.  The limit under the first part of this coverage is 6.0% of subject earned premium in any one year and 4.0% of subject earned premium in the aggregate for all three years covered by this layer.  The limit under the second part of this coverage is 3.0% of subject earned premium for any one year and 1.0% of subject earned premium in the aggregate for all three years covered by this layer.

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

Our second layer of reinsurance (catastrophe reinsurance) provides $60.0 million in coverage for each loss occurrence in excess of $10.0 million.  This layer includes coverage for terrorism including the use and/or dispersal of nuclear, biological, chemical and radiological agents with an annual aggregate limit of $60.0 million.  The aggregate limit for all other claims under this layer is $120.0 million.  This layer provides coverage through December 31, 2022.

The table below sets forth the reinsurers participating in our 2022 reinsurance program:

Reinsurer	A.M. Best Rating
Allied World Assurance Company Holdings, Ltd.	A
Arch Reinsurance Company	A+
Hannover Reinsurance Ireland Limited	A+
Houston Casualty Company	A++
Lloyd’s Syndicate 1414 ACS	A
Lloyd’s Syndicate 1955 ASL	A
Lloyd’s Syndicate 2623 AFB	A
Lloyd’s Syndicate 2987 BRT	A
Lloyd’s Syndicate 3000 MKL	A
Lloyd’s Syndicate 4472 LIB	A
Lloyd’s Syndicate 609	A
Markel Global Reinsurance Company	A
Minnesota Workers' Compensation Reinsurance Association	NR
Munich Reinsurance America, Inc.	A+

Due to the nature of reinsurance, we have recoverables from reinsurers that apply to prior accident years.  The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts.  The table below summarizes our amounts recoverable from reinsurers as of December 31, 2021.

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2021
		(in thousands)
Hannover Reinsurance Ireland Limited (1)	A+	$58,128
Allianz Risk Transfer AG (Bermuda)	A+	10,654
Minnesota Workers' Compensation Reinsurance Association (1)	NR	8,663
Arch Reinsurance Company (1)	A+	8,147
Odyssey America Reinsurance Corporation	A	7,665
Clearwater Insurance (2)	B+	3,303
Finial Reinsurance	A-	3,097
SCOR Reinsurance	A+	2,772
Tokio Millennium Re Limited	A+	1,769
American National Insurance	A	1,668
Other reinsurers		15,135
Total amounts recoverable from reinsurers		121,001
Allowance for credit losses		(440)
Total amounts recoverable from reinsurers net of allowance for credit losses		120,561
Funds withheld and letters of credit related to the above recoverables		(74,489)
Total unsecured amounts recoverable from reinsurers		$46,072

(1)	Current participant in our 2022 reinsurance program.
(2)	Subsidiary of Fairfax Financial Holdings Limited.

Terrorism Reinsurance

The Terrorism Risk Insurance Act of 2002 (the 2002 Act) was enacted in response to the events of September 11, 2001.  The 2002 Act has been extended periodically, most recently by the Terrorism Risk Insurance Program Reauthorization Act of 2019 (the 2019 Act). This legislation was designed to ensure the availability of insurance coverage for losses resulting from certain acts of terrorism in the United States. The 2019 Act reauthorized a federal program until 2027 that provides federal reimbursement to insurance companies for a portion of their losses arising from certain acts of terrorism and requires insurance companies to offer coverage for these acts. The program applies to insured losses arising out of acts that are certified as “acts of terrorism” by the Secretary of the Treasury in concurrence with the Secretary of Homeland Security and the Attorney General of the United States. In addition, the program does not provide any reimbursement for any portion of aggregate industry-wide insured losses from certified acts of terrorism that exceed $100.0 billion in any one year and is subject to certain other limitations and restrictions.

For insured losses in 2022, each insurance group is responsible for a statutory deductible under the 2019 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2022, the U.S. federal government will reimburse 80% of an insurance group’s covered losses over the statutory deductible.  In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceeds $200.0 million for any act of terrorism.  However, there is no relief from the requirement under the 2019 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.

Under the 2019 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in their workers’ compensation policies. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological, chemical or radiological agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our current reinsurance treaty program that provides coverage of up to $70 million for losses arising from acts of terrorism. This coverage is effective through December 31, 2022.  The Company’s 2022 catastrophe excess of loss layer for loss occurrences greater than $10 million includes coverage for losses caused by nuclear, biological, chemical and radiological attacks, subject to the deductibles, retentions, definitions and aggregate limits.

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

Human Capital

Throughout our 36-year history, the retention, growth and development of our employees has been critical to our success. In order to continue to deliver on our mission of providing quality insurance services to our customers, it is crucial that we continue to attract and retain talented employees that are aligned with our mission.

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

In 2021, AMERISAFE continued to monitor the health and safety of our employees in response to the ongoing COVID-19 pandemic.  While much of 2020 initially involved efforts to minimize non-essential travel, work-from-home and limited in-person visits due to COVID-19, the Company did begin returning our Safety, Claims, Audit and Sales employees to the field and employees back to the home office in June of 2020, all following local, state and federal health and safety guidelines.  AMERISAFE continues to maintain guidelines for admission to the home office and for those employees working in the field to ensure safety during the pandemic.  Also, in 2021, AMERISAFE encouraged its employees to get vaccinated offering a vaccine incentive of $100, as well as time off for vaccinations and testing.

To assist employees in need, beginning in 2016, the Company partnered with the Community Foundation of Southwest Louisiana to provide tax-free assistance to employees that have experienced a catastrophic event through an employee assistance fund. In addition to funding from the Company, this fund also allows employees to make a monetary donation to assist their fellow employees. Two catastrophic hurricanes significantly impacted the home office DeRidder area in Southwest Louisiana in August and October 2020. Throughout 2020 and 2021, the employee assistance fund was available for employees impacted by these types of disasters or other catastrophic events.

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

With the support of our Board of Directors, we are focused on our diversity, equity and inclusion strengths and opportunities and executing on a strategy to support further progress.  We strive to promote inclusion through our Company values and behaviors.

As of December 31, 2021, we had 371 full-time employees and eight part-time employees.  Approximately 64% of our current workforce is female and 36% male. Our average employee tenure is 10.8 years. Women represent 54% of AMERISAFE’s leadership (defined as vice president level and above), including our CEO. Two women serve as members of our eight member Board of Directors.

None of our employees are subject to a collective bargaining agreement.  The Company has not furloughed employees nor has it sought a reduction in staff due to the impact of COVID-19. The Company has generated efficiencies in its staffing by limiting hiring to critical business roles during 2021.

We invest in the professional development of our employees. This includes various insurance certification programs and other professional development education, training and certifications. We also work with our employees to provide training in leadership development, professional development, project management skills and interpersonal skills development.

Information About our Executive Officers

The table below sets forth information about our executive officers and key employees as of February 25, 2022.

Name	Age	Position
Executive Officers
G. Janelle Frost	51	President and Chief Executive Officer
Neal A. Fuller	59	Executive Vice President and Chief Financial Officer
Vincent J. Gagliano	49	Executive Vice President and Chief Risk Officer
Andrew B. McCray	60	Executive Vice President and Chief Underwriting Officer
Kathryn H. Shirley	56	Executive Vice President, Chief Administrative Officer and Secretary

Key Employees
Mary Ellen Hamel	49	Senior Vice President, Sales
Henry O. Lestage, IV	61	Senior Vice President, Claims Operations
Garrett S. Little	51	Senior Vice President, Safety Operations
Barbra E. McCrary	47	Senior Vice President, Policyholder Services
Angela W. Pearson	49	Senior Vice President, Controller

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

Neal A. Fuller has served as our Executive Vice President and Chief Financial Officer since September 2015.  Mr. Fuller served in multiple leadership positions with Safeco Corporation from 1988 to 2009, ending as Senior Vice President – Finance and Treasurer.  Prior to joining our company, Mr. Fuller served as Senior Vice President and Chief Financial Officer of ICW Group from 2010 to 2011 and Senior Vice President and Chief Financial Officer of SeaBright Holdings, Inc. from 2011 to 2013.  Mr. Fuller has advised the Company that he expects to retire in 2022 and that he will remain with the Company to assist in the transition of his responsibilities to his successor.  The Company has commenced an executive search for a new Chief Financial Officer.

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

Mary Ellen Hamel has served as our Senior Vice President, Sales since April 2021.  Prior to joining the Company, Ms. Hamel served in multiple leadership positions with Republic Underwriters from 2009 until 2020, ending as Divisional President.

Henry O. Lestage, IV has served as our Senior Vice President, Claims Operations since September 2000. He has been employed with our Company since 1987.

Garrett S. Little has served as our Senior Vice President, Safety Operations since July 2019 and previously served as Vice President, Field Safety from April 2001 until June 2019.  He has been employed with our Company since 1995.

Barbra E. McCrary has served as our Senior Vice President, Policyholder Services since November 2017 and served as Vice President, Premium Audit from 2010 until 2017.  She has been employed with our Company since 1997.

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

Insurance agencies are also subject to regulation and supervision by the state insurance departments in the states in which they are licensed. Our wholly owned subsidiary, Amerisafe General Agency, Inc., is licensed as an insurance agent in 30 states. Amerisafe General Agency is domiciled in Louisiana and is primarily subject to regulation and supervision by the Louisiana Department of Insurance, which regulates the solicitation of insurance and the qualification and licensing of agents and agencies that may desire to conduct business in Louisiana.

State Insurance Department Examinations

We are subject to periodic examinations by the Nebraska and Texas insurance departments.  AIIC and SOCI underwent an examination by the Nebraska Department of Insurance in 2018 which covered calendar years 2014 through 2017. AIICTX underwent an examination by the Texas Department of Insurance in 2018 which covered calendar years 2014 through 2017.

AIIC and SOCI have been notified by the Nebraska Department of Insurance there will be a regular examination in 2022 covering years 2018 through 2021.  AIICTX has been notified by the Texas Department of Insurance there will be a regular examination in 2022 covering years 2018 through 2021.

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

Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. We utilize both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. In 2021, we had assigned risks in three states: Alabama, Alaska, and North Carolina.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in the applicable state. Our recoveries from state-managed trust funds for the years ended December 31, 2021, 2020 and 2019 were $5.1 million, $4.5 million and $4.8 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2021, 2020 and 2019 was $0.8 million, $0.6 million and $1.8 million, respectively.  We accrue for second injury funds relative to historical paid amounts.

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

Federal Law and Regulations

For the year ended December 31, 2021, we derived 2.4% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act, or the USL&H Act, and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.

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

Under Nebraska law, AIIC and SOCI are each required to maintain minimum capital and surplus of $2.0 million. Under Texas law, AIICTX is required to maintain minimum capital and surplus of $5.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on the various risk factors related to it. As of December 31, 2021, AIIC, SOCI and AIICTX exceeded the minimum risk-based capital requirements.

The key financial ratios of the NAIC’s Insurance Regulatory Information System (IRIS), which ratios were developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators’ resources. IRIS identifies 13 industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business.

The 2021 IRIS results for AIIC were within expected values for 10 of the 13 ratios.  The investment yield ratio was above the expected range due to dividends received from SOCI.  The gross change in policyholders’ surplus and change in adjusted policyholders’ surplus ratios were both below the range due to dividends paid to AMERISAFE.  The 2021 IRIS results for SOCI were within expected values for 11 of the 13 ratios.  The gross change in policyholders’ surplus and change in adjusted policyholders’ surplus ratios were below the range due to dividends paid to AIIC.  The 2021 IRIS results for AIICTX were within expected values for all 13 industry ratios.

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

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2021, independent agencies produced 97.7% of our voluntary in-force premiums. No independent agency accounted for more than 1.0% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. As of December 31, 2021, our investment portfolio, including cash and cash equivalents, had a carrying value of $1.1 billion. For the year ended December 31, 2021 we had $25.4 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our Board of Directors, and is made up predominately of fixed maturity securities and cash and cash equivalents. Although our investment guidelines emphasize capital preservation and liquidity, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity and market volatility. General economic conditions may be adversely affected by global health pandemics, U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

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

A decline in the level of business activity of our policyholders, particularly those engaged in the construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime industries, could negatively affect our earnings and profitability.

In 2021, 86.0% of our gross premiums written were derived from policyholders in the construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in these industries and upon economic conditions generally.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until after we have issued insurance policies that are affected by the changes. As a result, the full extent of our liability under an insurance policy may not be known until many years after the policy is issued. For example, medical costs associated with permanent and partial disabilities may increase more rapidly or be higher than we currently expect. Changes of this nature may expose us to higher claims costs than we anticipated when we wrote the underlying policy.

The impact of pandemics could materially affect the business operations of our insurance subsidiaries and may adversely affect our revenues, results of operations, and cash flows.

Beginning in March 2020, the COVID-19 pandemic began to impact the global economy creating disruptions in economic activity impacting our business and results of operations, as well as those of our policy holders.   It is uncertain the ultimate impact that the economic and financial disruptions related to the COVID-19 pandemic will have on our business.  We have identified ongoing risks related to pandemics which include a decline in demand for insurance products, a reduction in hours worked by our policyholders, an inability to collect premium balances due, potential declines in the market value of our investments and the decline in interest rates on new investments.   Additional risks include legislative, judicial and regulatory actions suspending cancellation of policies for non-payment of premiums, extension of grace periods for payment of premium balances, expansion of coverage to pay for losses not contemplated by our insurance policies, and an increase in frequency and severity related to COVID-19 compensable claims.  Additional risks include an increase in costs due to delays in medical treatment and the financial burden of pandemics on the healthcare industry.

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

Risks Related to Regulation and Litigation

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

At December 31, 2021, we participated in mandatory pooling arrangements in 22 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

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

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2022 reinsurance treaty program affords limited coverage for up to $70.0 million for losses arising from terrorism, subject to applicable deductibles, retentions, definitions and aggregate limits.

Notwithstanding the protection provided by reinsurance and the Terrorism Risk Insurance Program Reauthorization Act of 2019, the risk of severe losses to us from acts of terrorism has not been eliminated because our reinsurance treaty program includes various sub-limits and exclusions limiting our reinsurers’ obligation to cover losses caused by acts of terrorism. Accordingly, events constituting acts of terrorism may not be covered by, or may exceed the capacity of, our reinsurance and could adversely affect our business and financial condition.

Risks Related to Our Reinsurers

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

We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company.  Our 2022 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million, subject to applicable deductibles, retentions and aggregate limits.  Our retention is $2.0 million for each loss occurrence.  Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty with an aggregate annual deductible of 3% of subject earned premium and an aggregate limit of coverage of 12% of subject earned premium for 2022.

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

As of December 31, 2021, we had $120.6 million of recoverables from reinsurers. Of this amount, $46.1 million was unsecured. As of December 31, 2021, our largest recoverable from reinsurers included $58.1 million from Hannover Reinsurance Ireland Limited (Hannover), $10.7 million from Allianz Risk Transfer AG and $8.7 million from the Minnesota Workers’ Compensation Reinsurance Association.  Each of these reinsurers have an A.M. Best rating of “A” (Excellent) or better, other than the Minnesota Workers’ Compensation Reinsurance Association which is unrated.  No reinsurance recoverable due at December 31, 2021 was over 90 days old.  If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely impacted.

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

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of February 15, 2022, there were 19,364,054 shares of our common stock outstanding.

General Risk Factors

Technology breaches or failures, including those resulting from a malicious cyber attack on us, or our policyholders or service providers, could disrupt or otherwise negatively impact our business.

We rely on information technology systems to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business.  Furthermore, a significant portion of the communications between our employees, our policyholders and service providers depend on information technology and electronic information exchange.  Like all companies, our information technology systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including natural disasters, theft, terrorist attacks, computer viruses, hackers and general technology failures.

We have established and implemented security measures, controls and procedures in an effort to safeguard our information technology systems and to prevent unauthorized access to these systems and any data processed and/or stored in these systems.  We evaluate the adequacy of our third-party service providers’ cybersecurity measures through periodic due diligence and contractual obligations.  Despite these safeguards, disruptions to and breaches of our information technology systems or our providers’ are possible and may negatively impact our business.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF.” As of February 15, 2022, there were 20 holders of record of our common stock.

Dividend Policy

In 2021, 2020 and 2019, the Company paid regular quarterly cash dividends of $0.29, $0.27, and $0.25 per share, respectively.  In addition, the Company paid extraordinary cash dividends of $4.00 in 2021, and $3.50 in both 2020 and 2019.

On February 18, 2022 the Company declared a regular quarterly cash dividend of $0.31 per share payable on March 25, 2022 to shareholders of record as of March 11, 2022.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter.  On an annualized basis, the cash dividend is expected to be $1.24 per share in 2022.

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

As of February 15, 2022, 19,364,054 shares of common stock were outstanding. As of that date, there were no shares of preferred stock outstanding.

Share Repurchases

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  There were no shares repurchased under this program in 2021, 2020 or 2019.  Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions. The purchases may be affected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that any future purchases will be funded from available capital.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of its consolidated financial position, results of operations and cash flows.  The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2022 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

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

Two of the key financial measures that we use to evaluate our performance are return on average equity and growth in book value per share adjusted for dividends paid to shareholders. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity. Our return on average equity was 15.7% in 2021, 19.9% in 2020 and 22.1% in 2019. We calculate book value per share by dividing ending shareholders’ equity by the number of common shares outstanding. Our book value per share was $20.62 at December 31, 2021, $22.70 at December 31, 2020 and $22.29 at December 31, 2019.   We paid cash dividends of $5.16 per share in 2021, $4.58 per share in 2020 and $4.50 per share in 2019.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in other lines of business that pay claims more quickly. At December 31, 2021, our investment portfolio, including cash and cash equivalents, was $1.1 billion and produced net investment income of $25.4 million in 2021, $29.4 million in 2020 and $32.5 million in 2019.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses.  Our reinsurance program for 2022 includes 14 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Our 2022 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $70.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $10.0 million, subject to applicable deductibles, retentions and aggregate limits.  Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty with an aggregate annual deductible of 3% of subject earned premium and an aggregate limit of coverage of 12% of subject earned premium for 2022. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

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

For example, for the five-year period ended December 31, 2021 we had recorded 88 severe claims, or an average of 18 severe claims per year for accident years 2017 through 2021. The number of severe claims in any one accident year in this five-year period ranged from a low of 15 in 2017 and 2018 to a high of 20 in 2020. The average reported case severity for these claims ranged from $2.2 million for the 2018 accident year to $3.2 million for the 2019 accident year. For the five accident years, the case incurred for these severe claims accounted for an average of 15.3 percentage points of our overall loss and loss adjustment expense, or LAE, ratio, measured at December 31, 2021.  Due to a catastrophic claim reported in the fourth quarter of 2021, we increased the current accident year loss ratio. The Company’s catastrophic reinsurance program covers amounts up to $10 million per individual, but amounts greater than $10 million per individual are retained by the Company.  As a result of this catastrophic claim, AMERISAFE has increased its net estimate after reinsurance for this loss by $24 million.

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

Our gross reserves for loss and loss adjustment expenses at December 31, 2021, 2020 and 2019 were $745.3 million, $760.6 million and $772.9 million, respectively. As a percentage of gross reserves at year end, IBNR represented 16.1% in 2021, 16.8% in 2020 and 17.6% in 2019.

In 2021, we decreased our estimates for prior year loss reserves by $61.9 million. In 2020, we decreased our estimates for prior year loss reserves by $63.5 million. In 2019, we decreased our estimates for prior year loss reserves by $65.0 million.

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

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2021 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2021 and the other half in 2022. On a monthly basis, we also recognize net premiums earned from mandatory pooling arrangements.

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

Net Investment Income and Net Realized Gains and Losses on Investments. We invest our statutory surplus funds and the funds supporting our insurance liabilities in fixed maturity securities, equity securities and alternative investments. In addition, a portion of these funds are held in cash and cash equivalents to pay current claims. Our net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities. We assess the performance of our investment portfolio using a standard tax equivalent yield metric. Investment income that is tax-exempt is increased by our marginal federal tax rate to express yield on tax-exempt securities on the same basis as taxable securities. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their cost or amortized cost, as applicable. Net realized losses occur when our investment securities are sold for less than their cost or amortized cost, as applicable. We classify the majority of our fixed maturity securities as held-to-maturity. The remainder of our fixed maturity securities are classified as available-for-sale. Net unrealized gains or losses on our securities classified as available-for-sale are reported separately within accumulated other comprehensive income on our balance sheet.  Changes in net unrealized gains or losses on our equity securities are recognized in net income.

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

Critical Accounting Policies and Estimates

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

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 36 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

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

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Income Statement Data
Gross premiums written	$278,294	$303,090	$333,460
Ceded premiums written	(10,469)	(10,276)	(8,995)
Net premiums written	$267,825	$292,814	$324,465
Net premiums earned	$275,993	$304,427	$332,888
Net investment income	25,435	29,364	32,483
Net realized gains (losses) on investments	1,695	1,132	(80)
Net unrealized gains on equity securities	12,315	4,204	4,758
Fee and other income	496	350	321
Total revenues	315,934	339,477	370,370
Loss and loss adjustment expenses incurred	160,798	157,226	176,342
Underwriting and certain other operating costs (1)	24,813	20,834	22,221
Commissions	21,284	23,147	25,010
Salaries and benefits	25,954	27,925	27,120
Policyholder dividends	3,715	3,453	4,160
Provision for investment related credit loss benefit (2)	(79)	(27)	—
Total expenses	236,485	232,558	254,853
Income before taxes	79,449	106,919	115,517
Income tax expense	13,693	20,317	22,827
Net income	$65,756	$86,602	$92,690
Selected Insurance Ratios
Current accident year loss ratio (3)	80.7%	72.5%	72.5%
Prior accident year loss ratio (4)	(22.4)%	(20.9)%	(19.5)%
Net loss ratio	58.3%	51.6%	53.0%
Net underwriting expense ratio (5)	26.1%	23.6%	22.3%
Net dividend ratio (6)	1.3%	1.1%	1.3%
Net combined ratio (7)	85.7%	76.3%	76.6%

	As of December 31,
	2021	2020	2019
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$70,722	$61,757	$43,813
Investments	1,012,571	1,088,744	1,125,018
Amounts recoverable from reinsurers	120,561	105,803	95,913
Premiums receivable, net	135,100	156,760	157,953
Deferred income taxes	14,384	13,665	17,513
Deferred policy acquisition costs	17,059	17,810	19,048
Total assets	1,402,724	1,470,855	1,492,906
Reserves for loss and loss adjustment expenses	745,278	760,561	772,887
Unearned premiums	121,092	129,260	140,873
Insurance-related assessments	16,850	17,995	22,967
Shareholders’ equity	399,323	438,816	430,215

(1)	Includes policy acquisition expenses, and other general and administrative expenses, excluding commissions and salaries and benefits, related to insurance operations and corporate operating expenses.
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

Overview of Operating Results

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Gross Premiums Written. Gross premiums written for 2021 were $278.3 million, compared to $303.1 million for 2020, a decrease of 8.2%. The decrease was attributable to a $18.0 million decrease in annual premiums on voluntary policies written during the period primarily driven by continued declines in state approved loss costs.  Premiums resulting from payroll audits and related premium adjustments for policies written in previous periods decreased by $7.7 million.  The decreases were offset by a $0.8 million increase in assumed premium from mandatory pooling arrangements. Payroll audits completed this year included periods of activity impacted by COVID-19.  Related premium adjustments in 2021 include a $1.6 million increase in “earned but unbilled,” or EBUB, premium.

Net Premiums Written. Net premiums written for 2021 were $267.8 million, compared to $292.8 million for 2020, a decrease of 8.5%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.7% for 2021 compared to 3.3% for 2020.  The increase in ceded premiums as a percentage of gross premiums earned reflects additional ceded premium of $0.6 million resulting from excess ceded losses.  For additional information, see Item 1, “Business—Reinsurance.”

Net Premiums Earned. Net premiums earned for 2021 were $276.0 million, compared to $304.4 million for 2020, a decrease of 9.3%.  The decrease was attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income in 2021 was $25.4 million, a decrease of 13.4% from the $29.4 million reported in 2020.  The decrease was due to lower interest rates on fixed income securities in 2021 compared with 2020.  The pre-tax investment yield on our investment portfolio was 2.3% per annum for 2021 versus 2.5% per annum for 2020. The tax-equivalent yield on our investment portfolio was 2.7% per annum for 2021, compared to 2.9% per annum for 2020. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.  Average invested assets, including cash and cash equivalents, decreased 3.3%, from an average of $1,191.7 million for 2020 to an average of $1,151.8 million for 2021.

Net Realized Gains (Losses) on Investments. Net realized gains on investments in 2021 totaled $1.7 million, compared to $1.1 million in 2020.  In 2021, net realized gains of $1.7 million resulted from the sale of fixed maturity securities classified as available-for-sale.  In 2020, net realized gains of $1.0 million resulted from the sale of fixed maturity securities classified as available-for-sale and $0.1 million from redemptions of fixed maturity securities.

Net Unrealized Gains (Losses) on Equity Securities.  Net unrealized gains on equity securities in 2021 were $12.3 million compared to net unrealized gains of $4.2 million in 2020 due to strong appreciation of our common stock investments in 2021.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $160.8 million for 2021, compared to $157.2 million for 2020, an increase of $3.6 million, or 2.3%. The current accident year losses and LAE incurred were $222.7 million, or 80.7% of net premiums earned, compared to $220.7 million, or 72.5% of net premiums earned for 2020.  We recorded favorable prior accident year development of $61.9 million in 2021, compared to $63.5 million in 2020. This is discussed in more detail below in “Prior Year Development.” Our net loss ratio was 58.3% for 2021 and 51.6% for 2020.  The increase in the current accident year and net loss ratios resulted from a catastrophic claim reported in the fourth quarter.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2021 were $72.1 million, compared to $71.9 million for 2020, an increase of $0.1 million, or 0.2%. This increase was primarily due to a $2.7 million increase in insurance related assessments, a $1.7 million increase in accounts receivable write-offs mostly on assumed premium from mandatory pooling arrangements, and a $0.7 million increase in professional fees.  The increase in insurance related assessments resulted from a benefit of $5.7 million recorded in the prior year due to the early termination of an assessment related to a state multiple injury fund.  The increases above were partially offset by a decrease of $2.0 million in compensation expense, a decrease of $1.9 million in commission expense, an increase of $1.0 million in profit sharing reinsurance commission, and a decrease of 0.7 million in premium taxes. Our underwriting expense ratio increased to 26.1% in 2021 from 23.6% in 2020.

Income tax expense. Income tax expense for 2021 was $13.7 million, compared to $20.3 million for 2020. The effective tax rate also decreased to 17.2% for 2021, compared to 19.0% for 2020. This decrease in the effective tax rate is due to a higher proportion of tax-exempt income to underwriting income in 2021 relative to 2020 and a reduction in a valuation allowance on deferred state tax assets.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Gross Premiums Written. Gross premiums written for 2020 were $303.1 million, compared to $333.5 million for 2019, a decrease of 9.1%. The decrease was attributable to a $23.6 million decrease in annual premiums on voluntary policies written during the period, a $5.9 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous periods, and a $0.9 million decrease in annual premiums on assigned risk policies written during the period.  Related premium adjustments in 2020 include a $2.2 million decrease in “earned but unbilled,” or EBUB, premium.

Net Premiums Written. Net premiums written for 2020 were $292.8 million, compared to $324.5 million for 2019, a decrease of 9.8%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.3% for 2020 compared to 2.6% for 2019.  The increase in ceded premiums as a percentage of gross premiums earned is due to increased pricing for our 2020 reinsurance program.  For additional information, see Item 1, “Business—Reinsurance.”

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

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $157.2 million for 2020, compared to $176.3 million for 2019, a decrease of $19.1 million, or 10.8%. The current accident year losses and LAE incurred were $220.7 million, or 72.5%of net premiums earned, compared to $241.3 million, or 72.5% of net premiums earned for 2019. We recorded favorable prior accident year development of $63.5 million in 2020, compared to $65.0 million in 2019. This is discussed in more detail below in “Prior Year Development.” Our net loss ratio was 51.6%for 2020 and 53.0% for 2019.

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

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $61.9 million in calendar year 2021, $63.5 million in calendar year 2020 and $65.0 million in calendar year 2019. The table below sets forth the favorable development for accident years 2016 through 2020 and, collectively, all accident years prior to 2016.

	Favorable/(Unfavorable) Development for Year Ended December 31,
	2021	2020	2019
	(in millions)
2020	$—	$—	$—
2019	14.1	—	—
2018	18.3	14.8	—
2017	8.1	14.5	9.5
2016	6.4	8.8	23.4
Prior to 2016	15.0	25.4	32.1
Total net development	$61.9	$63.5	$65.0

The table below sets forth the number of open claims as of December 31, 2021, 2020 and 2019, and the numbers of claims reported and closed during the years then ended.

	Twelve Months Ended December 31,
	2021	2020	2019
Open claims at beginning of period	4,758	5,053	5,190
Claims reported	4,310	4,452	5,452
Claims closed	(4,474)	(4,747)	(5,589)
Open claims at end of period	4,594	4,758	5,053

At December 31, 2021, our incurred amounts for certain accident years, particularly 2016 through 2019, developed more favorably than management previously expected. Multiple factors can cause loss development both unfavorable and favorable.  The favorable loss development we experienced across accident years was largely due to two factors: (1) lower than expected severity of injuries in these accident years compared to our original and revised estimates; and (2) favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.  We believe the favorable case reserve development resulted primarily from an intensive claims management focus with the Company actively seeking to settle claims, leading to favorable development.

The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of December 31, 2021, actual results for these accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $189.6 million in 2021, $179.9 million in 2020 and $190.0 million in 2019. We fund claim payments out of cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio at December 31, 2021 was $1.1 billion.

As discussed above under “Overview,” we purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2022 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

In December 2019, the Company commuted reinsurance agreements with Hannover covering portions of accident years 2009 through 2011.  The Company received an $8.5 million payment effectuated solely through offset against the balance of the funds withheld and recoverable from reinsurers accounts under the reinsurance agreements in exchange for releasing Hannover from their reinsurance obligations under the commuted agreements.  Hannover remains obligated to the subsidiaries of the Company under other reinsurance agreements. There was no effect on the Company’s net income in the year ended December 31, 2019 as a result of the commutation.

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2021, the present value of these annuities was $100.9 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 16 to our consolidated financial statements in Item 8 of this report.

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

Net cash provided by operating activities was $38.0 million in 2021, as compared to $63.4 million in 2020, and $78.8 million in 2019.  Major components of cash provided by operating activities in 2021 were net premiums collected of $290.2 million and investment income collected of $35.5 million.  These amounts were offset in-part by claim payments of $189.6 million, $74.2 million of operating expenditures, federal taxes paid of $18.2 million, and dividends to policyholders paid of $3.9 million.

Major components of cash provided by operating activities in 2020 were net premiums collected of $294.4 million, investment income collected of $38.0 million, and a $7.9 million decrease in amounts held by others.  These amounts were offset in-part by claim payments of $179.1 million, $69.4 million of operating expenditures, federal taxes paid of $20.6 million, and dividends to policyholders paid of $4.9 million.

Major components of cash provided by operating activities in 2019 were net premiums collected of $329.0 million and investment income collected of $41.6 million.  These amounts were offset in-part by claim payments of $189.8 million, $75.9 million of operating expenditures, federal taxes paid of $20.9 million, and dividends to policyholders paid of $3.5 million.

Net cash provided by investing activities was $71.0 million in 2021, as compared to net cash provided by investing activities of $43.4 million in 2020 and net cash provided by investing activities of $11.7 million in 2019. In 2021, major components of net cash provided by investing activities included proceeds from sales and maturities of investments of $343.4 million, offset by investment purchases of $271.2 million.

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

Net cash used in financing activities was $100.0 million in 2021, as compared to $88.8 million in 2020 and $87.0 million in 2019.  Major components of cash used in financing activities in 2021 included cash used for dividends paid to shareholders of $99.9 million.

Major components of cash used in financing activities in 2020 and 2019 included cash used for dividends paid to shareholders of $88.8 million and $87.0 million, respectively.

The Company has a line of credit agreement with Frost Bank for borrowings up to a maximum of $20.0 million. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or LIBOR (or equivalent) and are unsecured.  Under the agreement, the Company pays a fee of 0.25% on the unused portion of the loan in arrears quarterly, for a fee of $50,000 annually.  At December 31, 2021, there were no outstanding borrowings.  Unless renewed, the agreement will expire in December 2022.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of December 31, 2021, we had repurchased a total of 1,258,250 shares of our outstanding common stock for $22.4 million. The Company had $25.0 million available for future purchases at December 31, 2021 under this program. There were no share repurchases in 2021, 2020 or 2019. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including AIIC, SOCI and AIICTX. AMERISAFE’s primary assets are the capital stock of these insurance subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Based upon the prescribed calculation, the insurance subsidiaries could pay to AMERISAFE dividends of up to $77.8 million in 2022 without seeking regulatory approval. See “Business—Regulation—Dividend Limitations” in Item 1 of this report.

The Company paid regular quarterly cash dividends of $0.29, $0.27, $0.25 per share in 2021, 2020 and 2019, respectively.  In addition, the Company paid extraordinary cash dividends of $4.00 per share in 2021, and $3.50 in both 2020 and 2019.

On February 18, 2022, the Company declared a regular quarterly cash dividend of $0.31 per share payable on March 25, 2022 to shareholders of record as of March 11, 2022.  The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter.  On an annualized basis, the cash dividend is expected to be $1.24 per share in 2022.

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

Under Nebraska and Texas law, as applicable, each of AIIC, SOCI and AIICTX is required to invest only in securities that are either interest-bearing, interest-accruing or eligible for dividends, and must limit its investment in the securities of any single issuer, other than direct obligations of the United States, to five percent of the insurance company’s assets. As of December 31, 2021, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security.

As of December 31, 2021, our investment portfolio, including cash and cash equivalents, totaled $1.1 billion, a decrease of 5.8% from December 31, 2020. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities. As such, the reported book value of those securities is equal to their amortized cost net of allowance for credit losses and does not fluctuate based on changing interest rates. The remainder of our fixed maturity securities are classified as available-for-sale and reported at fair market value, less an allowance for credit losses, if any.  Investments in equity securities are reported at fair market value.

We follow FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 18 of the financial statements, our securities available-for-sale are classified using Level 1, 2 and 3 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825, Financial Instruments, for any financial assets in 2020 or 2021.

The composition of our investment portfolio, including cash and cash equivalents, as of December 31, 2021 is shown in the following table.

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$471,640	43.6%	2.7%
Corporate bonds	56,613	5.2%	2.7%
U.S. agency-based mortgage-backed securities	4,623	0.4%	4.0%
U.S. Treasury securities and obligations of U.S. Government agencies	16,251	1.5%	0.6%
Asset-backed securities	104	0.0%	0.0%
Total fixed maturity securities—held-to-maturity	549,231	50.7%	3.1%
Fixed maturity securities—available-for-sale:
State and political subdivisions	216,306	20.0%	2.9%
Corporate bonds	96,426	8.9%	2.4%
U.S. agency-based mortgage-backed securities	8,089	0.8%	2.3%
U.S. Treasury securities and obligations of U.S. Government agencies	20,948	1.9%	1.7%
Total fixed maturity securities—available-for-sale	341,769	31.6%	2.7%
Equity securities	64,140	5.9%	2.2%
Short-term investments	57,431	5.3%	0.7%
Cash and cash equivalents	70,722	6.5%	0.1%
Total Investments, including cash and cash equivalents	$1,083,293	100.0%	2.2%

The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2021:
Fixed maturity securities—available-for-sale	$67,825	$(657)	$—	$—
December 31, 2020:
Fixed maturity securities—available-for-sale	4,648	(5)	—	—

The pre-tax investment yield on our investment portfolio was 2.3% and 2.5% per annum during the twelve months ended December 31, 2021 and 2020, respectively.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. As of December 31, 2021, we had fixed maturity securities with a fair value of $917.6 million and a carrying value of $891.0 million. These securities are all subject to interest rate risk, but because we classify the majority of our fixed maturity securities as held-to-maturity, changes in interest rates have a smaller effect on the carrying value of our portfolio. We manage our exposure to interest rate risk by investing in a portfolio of securities with moderate effective duration. At December 31, 2021, the effective duration of the total investment portfolio, including cash and short term investments, was 3.7 years. Should we experience a significant increase in interest rates, the effect on the carrying value of our portfolio could be substantial.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2021 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.  The change in carrying value is less than the change in fair value due to our held-to-maturity portfolio.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$840,523	$(77,096)	$862,783	$(28,217)	(6.7)%
100 basis point increase	880,781	(36,837)	877,553	(13,447)	(3.2)%
No change	917,619	—	891,000	—	0.0%
100 basis point decrease	952,839	35,220	904,235	13,235	3.2%
200 basis point decrease	988,801	71,182	917,974	26,974	6.4%

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. Equity securities are carried at fair value with unrealized gains and losses recorded within net income in 2021, 2020 and 2019. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets, shareholders’ equity, and net income. In order to minimize our exposure to equity price risk, we independently monitor the financial condition of our equity securities and diversify our investments. In addition, we limit the percentage of equity securities held in our investment portfolio to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity. As of December 31, 2021, the equity securities in our investment portfolio had a fair value of $64.1 million, representing 5.9% of our investment portfolio and less than 16.1% of shareholders’ equity on that date.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

AMERISAFE, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes  and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

At December 31, 2021, the Company’s reserves for loss and loss adjustment expenses (LAE) was $745 million, which includes Incurred But Not Reported (IBNR) reserves of $120 million.  As discussed in Notes 1 and 9 to the consolidated financial statements, the reserve for loss and LAE represents the estimated ultimate costs of all reported and unreported losses incurred and unpaid as of the reporting date. There is significant uncertainty inherent in determining the ultimate loss and LAE costs which are estimated using individual case-base valuations and statistical and actuarial analysis based upon experience for previously unreported claims and their ultimate loss and LAE costs. In particular, the estimates are sensitive to loss severity and frequency trends, changes in customers, products mix, claims management, regulatory factors, medical trends, employment and wage patterns, insurance policy coverage interpretations, and judicial determinations, among other factors.

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

To test the recorded IBNR reserves, with the assistance of our actuarial specialists, we evaluated the Company’s selection of methods and assumptions, including loss severity, against those used in prior periods and used in the industry for similar types of insurance. We also considered changes to employment and wage patterns and the Company’s customers, product mix, and claims management. We involved our actuarial specialist to independently calculate a range of reasonable loss and LAE reserve estimates and compared this range to the Company’s recorded loss and LAE reserve. We also performed a review of the development of prior years’ reserve estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Philadelphia, PA

February 25, 2022

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2021	2020
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $195 and $274 in 2021 and 2020, respectively, (fair value $575,850 and $621,654 in 2021 and 2020, respectively)	$549,231	$585,130
Fixed maturity securities—available-for-sale, at fair value (amortized cost $324,597, allowance for credit losses of $0 in 2021 and amortized cost $387,665, allowance for credit losses of $0 in 2020)	341,769	414,279
Equity securities, at fair value (cost $44,175 and $35,787 in 2021 and 2020, respectively)	64,140	43,437
Short-term investments	57,431	45,898
Total investments	1,012,571	1,088,744
Cash and cash equivalents	70,722	61,757
Amounts recoverable from reinsurers (net of allowance for credit losses of $440 and $452 in 2021 and 2020, respectively)	120,561	105,803
Premiums receivable (net of allowance for credit losses of $4,386 and $4,791 in 2021 and 2020, respectively)	135,100	156,760
Deferred income taxes	14,384	13,665
Accrued interest receivable	8,080	9,274
Property and equipment, net	6,459	6,182
Deferred policy acquisition costs	17,059	17,810
Federal income tax recoverable	6,414	—
Other assets	11,374	10,860
Total assets	$1,402,724	$1,470,855
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$745,278	$760,561
Unearned premiums	121,092	129,260
Reinsurance premiums payable	110	—
Amounts held for others	42,915	43,402
Policyholder deposits	39,383	41,524
Insurance-related assessments	16,850	17,995
Federal income tax payable	—	417
Accounts payable and other liabilities	37,773	38,880
Total liabilities	1,003,401	1,032,039
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2021 and 2020; 20,622,304 and 20,589,309 shares issued; and 19,364,054 and 19,331,059 shares outstanding in 2021 and 2020, respectively	206	206
Additional paid-in capital	217,458	215,316
Treasury stock, at cost (1,258,250 shares in 2021 and 2020)	(22,370)	(22,370)
Accumulated earnings	190,492	224,645
Accumulated other comprehensive income, net	13,537	21,019
Total shareholders’ equity	399,323	438,816
Total liabilities and shareholders’ equity	$1,402,724	$1,470,855

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Net premiums earned	$275,993	$304,427	$332,888
Net investment income	25,435	29,364	32,483
Net realized gains (losses) on investments	1,695	1,132	(80)
Net unrealized gains on equity securities	12,315	4,204	4,758
Fee and other income	496	350	321
Total revenues	315,934	339,477	370,370
Expenses
Loss and loss adjustment expenses incurred	160,798	157,226	176,342
Underwriting and certain other operating costs	24,813	20,834	22,221
Commissions	21,284	23,147	25,010
Salaries and benefits	25,954	27,925	27,120
Policyholder dividends	3,715	3,453	4,160
Provision for investment related credit loss benefit	(79)	(27)	—
Total expenses	236,485	232,558	254,853
Income before income taxes	79,449	106,919	115,517
Income tax expense	13,693	20,317	22,827
Net income	$65,756	$86,602	$92,690
Earnings per share
Basic	$3.40	$4.49	$4.82
Diluted	$3.39	$4.47	$4.80
Shares used in computing earnings per share
Basic	19,332,391	19,288,996	19,248,657
Diluted	19,408,619	19,363,809	19,329,238
Extraordinary cash dividends declared per common share	$4.00	$3.50	$3.50
Cash dividends declared per common share	$1.16	$1.08	$1.00

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$65,756	$86,602	$92,690
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	(7,482)	8,808	13,043
Comprehensive income	$58,274	$95,410	$105,733

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amounts	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	20,528,230	$205	$211,431	(1,258,250)	$(22,370)	$221,328	$(832)	409,762
Impact of adoption of ASU 2016-02	—	—	—	—	—	(1)	—	(1)
Comprehensive income:
Net income	—	—	—	—	—	92,690	—	92,690
Other comprehensive income:
Change in unrealized losses, net of tax	—	—	—	—	—	—	13,043	13,043
Comprehensive income	—	—	—	—	—	—	—	105,733
Common stock issued upon exercise of options	5,000	—	20	—	—	—	—	20
Common stock issued	27,603	—	560	—	—	—	—	560
Share-based compensation	—	—	993	—	—	—	—	993
Dividends to shareholders	—	—	—	—	—	(86,852)	—	(86,852)
Balance at December 31, 2019	20,560,833	$205	$213,004	(1,258,250)	$(22,370)	$227,165	$12,211	$430,215
Impact of adoption of ASU 2016-13	—	—	—	—	—	(594)	—	(594)
Comprehensive income:
Net income	—	—	—	—	—	86,602	—	86,602
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	8,808	8,808
Comprehensive income	—	—	—	—	—	—	—	95,410
Common stock issued	28,476	1	1,359	—	—	—	—	1,360
Share-based compensation	—	—	953	—	—	—	—	953
Dividends to shareholders	—	—	—	—	—	(88,528)	—	(88,528)
Balance at December 31, 2020	20,589,309	$206	$215,316	(1,258,250)	$(22,370)	$224,645	$21,019	$438,816
Comprehensive income:
Net income	—	—	—	—	—	65,756	—	65,756
Other comprehensive income:
Change in unrealized gains, net of tax	—	—	—	—	—	—	(7,482)	(7,482)
Comprehensive income	—	—	—	—	—	—	—	58,274
Common stock issued	32,995	—	1,563	—	—	—	—	1,563
Share-based compensation	—	—	579	—	—	—	—	579
Dividends to shareholders	—	—	—	—	—	(99,909)	—	(99,909)
Balance at December 31, 2021	20,622,304	$206	$217,458	(1,258,250)	$(22,370)	$190,492	$13,537	$399,323

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$65,756	$86,602	$92,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,017	1,012	942
Net amortization of investments	8,868	8,177	8,659
Change in investment related allowance for credit losses	(79)	(27)	—
Deferred income taxes	1,270	1,657	872
Net realized (gains) losses on investments	(1,695)	(1,132)	80
Net unrealized gains on equity securities	(12,315)	(4,204)	(4,758)
Net realized (gains) losses on disposal of assets	(21)	58	3
Share-based compensation	2,320	3,296	2,351
Changes in operating assets and liabilities:
Premiums receivable, net	21,660	1,193	4,525
Accrued interest receivable	1,194	456	467
Deferred policy acquisition costs	751	1,238	686
Amounts held by others	71	7,856	—
Other assets	(1,016)	(1,230)	710
Reserves for loss and loss adjustment expenses	(15,283)	(12,326)	(25,522)
Unearned premiums	(8,168)	(11,613)	(8,423)
Reinsurance balances	(14,648)	(10,333)	16,093
Amounts held for others and policyholder deposits	(2,628)	2,271	(5,528)
Federal income taxes payable	(6,831)	(2,803)	(192)
Accounts payable and other liabilities	(2,244)	(6,750)	(4,831)
Net cash provided by operating activities	37,979	63,398	78,824
Investing activities
Purchases of investments held-to-maturity	(43,307)	(96,452)	(152,133)
Purchases of investments available-for-sale	(51,617)	(73,923)	(63,513)
Purchases of equity securities	(8,388)	(11,330)	(4,495)
Purchases of short-term investments	(167,870)	(139,242)	(125,763)
Proceeds from maturities of investments held-to-maturity	74,253	104,564	159,702
Proceeds from sales and maturities of investments available-for-sale	114,974	110,700	114,869
Proceeds from sales and maturities of short-term investments	154,187	149,975	84,039
Purchases of property and equipment	(1,296)	(921)	(1,018)
Proceeds from sales of property and equipment	23	—	—
Net cash provided by investing activities	70,959	43,371	11,688
Financing activities
Proceeds from stock option exercises	—	—	20
Finance lease purchases	(44)	(50)	(47)
Dividends to shareholders	(99,929)	(88,775)	(87,016)
Net cash used in financing activities	(99,973)	(88,825)	(87,043)
Change in cash and cash equivalents	8,965	17,944	3,469
Cash and cash equivalents at beginning of year	61,757	43,813	40,344
Cash and cash equivalents at end of year	$70,722	$61,757	$43,813
Supplemental disclosure of cash flow information
Income taxes paid	$18,198	$20,562	$20,850

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

1.	Summary of Significant Accounting Policies

Organization

AMERISAFE, Inc. is an insurance holding company incorporated in the state of Texas. The accompanying consolidated financial statements include the accounts of AMERISAFE and its subsidiaries: American Interstate Insurance Company (AIIC) and its insurance subsidiaries, Silver Oak Casualty, Inc. (SOCI) and American Interstate Insurance Company of Texas (AIICTX), Amerisafe Risk Services, Inc. (RISK) and Amerisafe General Agency, Inc. (AGAI). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Nebraska.  AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. RISK, a wholly owned subsidiary of the Company, is a claims and safety service company currently servicing only affiliated insurance companies. AGAI, a wholly owned subsidiary of the Company, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers. The assets and operations of AGAI are not significant to that of the Company and its consolidated subsidiaries.

The terms “AMERISAFE,” the “Company,” “we,” “us” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of 2021, 2020 and 2019.

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

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses (CECL).  The prior guidance delays the recognition of credit losses until a probable loss has occurred.  The new guidance requires credit losses for securities measured at amortized cost to be determined using current expected credit loss estimates.  These estimates are derived from historical, current and reasonable supporting forecasts, including prepayments and estimates, and are recorded through a valuation account.  The same method is used for available-for-sale securities, but the valuation account is limited to the amount by which the fair value is below amortized cost.

The Company implemented the new standard using the modified retrospective approach.  Results for reporting periods beginning after January 1, 2020 are presented under the new guidance while prior period amounts continue to be reported in

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

For corporate fixed income securities, the probability of default (given a rating) comes from Moody’s annual study of Corporate Bond defaults published each February.  This study also contains the average recovery rates based on the historical defaults in the Moody’s study.  We have chosen to use the 1983-2020 data as more reflective of the current historical pattern of defaults (the study goes back to 1920).  The maximum maturity using the default rate is 20 years (any maturity greater than 20 years will use the 20-year rate).

For municipal fixed income securities the probability of default (given a rating) comes from Moody’s annual study of Municipal Bond defaults published each July/August.  This study also contains the average recovery rates based on the historical defaults in the Moody’s study.  This study covers 1970-2020 data, which we believe is reflective of the current historical pattern of defaults.  The maximum maturity using the default rate is 20 years (any maturity greater than 20 years will use the 20-year rate).

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

In determining the amount of the credit loss allowance, the Company considers all of the following factors:

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

Prospective Accounting Guidance

All other issued but not yet effective accounting and reporting standards as of December 31, 2021 are either not applicable to the Company or are not expected to have a material impact on the Company.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Deferred Policy Acquisition Costs

The direct costs of successfully acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2021, 2020 or 2019.

Reserves for Loss and Loss Adjustment Expenses

Reserves for loss and loss adjustment expenses represent the estimated ultimate cost of all reported and unreported losses incurred through December 31. The Company does not discount loss and loss adjustment expense reserves. In establishing our reserves for loss and loss adjustment expenses, we review the results of analyses using individual case-base valuations and statistical and actuarial methods that utilize historical loss data from our more than 36 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Experience-rated commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. These commission revenues on reinsurance contracts are recognized during the related reinsurance treaty period and are based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and certain other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations. Experience-rated commissions decreased underwriting and certain other operating costs by $1.0 million in 2021 and had no impact in 2020 and 2019.

In December 2019, the Company commuted reinsurance agreements with Hannover covering portions of accident years 2009 through 2011.  The Company received an $8.5 million payment effectuated solely through offset against the balance of the funds withheld and recoverable from reinsurers accounts under the reinsurance agreements in exchange for releasing Hannover from their reinsurance obligations under the commuted agreements.  Hannover remains obligated to the subsidiaries of the Company under other reinsurance agreements. There was no effect on the Company’s net income in the year ended December 31, 2019 as a result of the commutation.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Fee and Other Income

The Company recognizes income related to commissions earned by AGAI as the related services are performed.

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and certain other operating costs in the consolidated statements of income. Total advertising expenses incurred were $0.2 million in both 2021 and 2020, and $0.4 million in 2019.

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

December 31, 2021

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

Short-term investments held at December 31, 2021 include $55.8 million of corporate bonds and $1.6 million of obligations of states and political subdivisions.  Short-term investments held at December 31, 2020 include $30.7 million of U.S. Treasury securities and obligations of U.S. government agencies, $9.1 million of obligations of states and political subdivisions, and $6.1 million of corporate bonds.

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at December 31, 2021 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$471,688	$(48)	$471,640	$25,175	$(263)	$496,552
Corporate bonds	56,756	(143)	56,613	1,344	(114)	57,843
U.S. agency-based mortgage-backed securities	4,623	—	4,623	377	—	5,000
U.S. Treasury securities and obligations of U.S. government agencies	16,251	—	16,251	132	(36)	16,347
Asset-backed securities	108	(4)	104	4	—	108
Totals	$549,426	$(195)	$549,231	$27,032	$(413)	$575,850

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at December 31, 2021 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$202,008	$14,538	$(240)	$216,306	$—
Corporate bonds	93,947	2,751	(272)	96,426	—
U.S. agency-based mortgage-backed securities	7,944	158	(13)	8,089	—
U.S. Treasury securities and obligations of U.S. government agencies	20,698	382	(132)	20,948	—
Totals	$324,597	$17,829	$(657)	$341,769	$—

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

The cost, gross unrealized gains and losses, and the fair value of equity securities at December 31, 2021 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$44,175	$19,965	$—	$64,140
Total equity securities	$44,175	$19,965	$—	$64,140

The amortized cost, allowance for credit losses, carrying amount, gross unrealized gains and losses, and the fair value of those investments classified as held-to-maturity at December 31, 2020 are summarized as follows:

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

The cost, gross unrealized gains and losses on, and fair value of equity securities at December 31, 2020 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$35,787	$7,650	$—	$43,437
Total equity securities	$35,787	$7,650	$—	$43,437

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$70,859	$71,455	$54,316	$54,794
After one year through five years	174,157	180,376	195,706	204,289
After five years through ten years	100,543	104,851	107,347	113,643
After ten years	198,945	214,060	220,345	240,860
U.S. agency-based mortgage-backed securities	4,623	5,000	7,261	7,906
Asset-backed securities	104	108	155	162
Totals	$549,231	$575,850	$585,130	$621,654

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$30,925	$31,258	$69,177	$69,938
After one year through five years	97,830	100,716	80,593	85,829
After five years through ten years	58,050	60,137	53,835	57,829
After ten years	129,848	141,569	165,406	181,631
U.S. agency-based mortgage-backed securities	7,944	8,089	18,654	19,052
Totals	$324,597	$341,769	$387,665	$414,279

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

At December 31, 2021, there were $23.2 million of held-to-maturity investments on deposit with regulatory agencies of states in which the Company does business.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2021, 2020 and 2019 is as follows:

	Fixed Maturity Securities Available-for-Sale	Equity Securities	Other	Total
	(in thousands)
Year ended December 31, 2021
Proceeds from sales	$28,191	$—	$12,388	$40,579
Gross realized investment gains	$1,751	$—	$3	$1,754
Gross realized investment losses	(21)	—	—	(21)
Net realized investment gains	1,730	—	3	1,733
Other, including losses on calls and redemptions	(6)	—	(32)	(38)
Net realized gains (losses) on investments	$1,724	$—	$(29)	$1,695
Year ended December 31, 2020
Proceeds from sales	$25,436	$—	$46,959	$72,395
Gross realized investment gains	$711	$—	$306	$1,017
Gross realized investment losses	(14)	—	(4)	(18)
Net realized investment gains	697	—	302	999
Other, including gains (losses) on calls and redemptions	(43)	—	176	133
Net realized gains on investments	$654	$—	$478	$1,132
Year ended December 31, 2019
Proceeds from sales	$33,113	$—	$21,977	$55,090
Gross realized investment gains	$140	$—	$36	$176
Gross realized investment losses	(68)	—	—	(68)
Net realized investment gains	72	—	36	108
Other, including gains (losses) on calls and redemptions	(196)	—	8	(188)
Net realized gains (losses) on investments	$(124)	$—	$44	$(80)

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Gross investment income:
Fixed maturity securities	$24,882	$28,414	$30,343
Equity securities	1,236	1,006	628
Short-term investments and cash and cash equivalents	304	897	2,478
Total gross investment income	26,422	30,317	33,449
Investment expenses	(987)	(953)	(966)
Net investment income	$25,435	$29,364	$32,483

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

The following table summarizes the fair value and gross unrealized losses on fixed maturity securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
December 31, 2021
Available-for-Sale
States and political subdivisions	$23,465	$240	$—	$—	$23,465	$240
Corporate bonds	36,443	272	—	—	36,443	272
U.S. agency-based mortgage-backed securities	1,146	13	—	—	1,146	13
U.S. Treasury securities and obligations of U.S. government agencies	6,771	132	—	—	6,771	132
Total available-for-sale securities	$67,825	$657	$—	$—	$67,825	$657
December 31, 2020
Available-for-Sale
Corporate bonds	2,515	3	—	—	2,515	3
U.S. agency-based mortgage-backed securities	2,133	2	—	—	2,133	2
Total available-for-sale securities	4,648	5	—	—	4,648	5
Total	$4,648	$5	$—	$—	$4,648	$5

At December 31, 2021, the Company held 42 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position, of which none were in a continuous unrealized loss position for longer than 12 months.

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the year ended December 31, 2021.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2020	$42	$225	$—	$—	$7	$274
Provision for credit loss expense (benefit)	6	(82)	—	—	(3)	(79)
Balance at December 31, 2021	$48	$143	$—	$—	$4	$195

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

The Company has established an allowance for credit losses on 372 held-to-maturity securities totaling $0.2 million as of December 31, 2021.  The majority of those securities were issued by states and political subdivisions and corporate bonds at 347 and 22, respectively.

The Company has no allowance for credit losses on investments classified as available-for-sale as of December 31, 2021.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of December 31, 2021.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized cost
	(in thousands)
AAA/AA/A ratings	$468,698	$24,719	$4,623	$16,251	$75	$514,366
Baa/BBB ratings	2,990	32,037	—	—	14	35,041
B ratings	—	—	—	—	19	19
Total	$471,688	$56,756	$4,623	$16,251	$108	$549,426

3.	Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for credit losses. The components of premiums receivable are shown below:

	December 31,
	2021	2020
	(in thousands)
Premiums receivable	$139,486	$161,551
Allowance for credit losses	(4,386)	(4,791)
Premiums receivable, net	$135,100	$156,760

The following summarizes the activity in the allowance for credit losses on premiums receivable:

	December 31,
	2021	2020
	(in thousands)
Balance, beginning of year	$4,791	$5,112
Provision for credit loss expense	1,090	1,278
Write-offs	(1,495)	(1,599)
Balance, end of year	$4,386	$4,791

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Included in premiums receivable at December 31, 2021, 2020 and 2019 is the Company’s estimate for EBUB premium of $7.9 million, $6.3 million and $8.5 million, respectively.

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

These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2021	2020
	(in thousands)
Agents’ commissions	$12,527	$13,244
Premium taxes	2,696	2,806
Deferred underwriting expenses	1,836	1,760
Total deferred policy acquisition costs	$17,059	$17,810

The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Balance, beginning of year	$17,810	$19,048	$19,734
Policy acquisition costs deferred	37,730	40,345	43,872
Amortization expense during the year	(38,481)	(41,583)	(44,558)
Balance, end of year	$17,059	$17,810	$19,048

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2021	2020
	(in thousands)
Land and office building	$7,937	$7,919
Furniture and equipment	6,177	5,438
Software	8,042	7,916
Automobiles	74	74
Finance lease right-of-use assets	241	365
Total original cost	22,471	21,712
Accumulated depreciation and amortization	(16,012)	(15,530)
Property and equipment, net	$6,459	$6,182

Accumulated depreciation and amortization includes $0.1 million and $0.2 million that is related to equipment held under finance leases at December 31, 2021 and 2020, respectively, and is included in the underwriting and certain other operating costs line item on the income statement.  The lease liabilities related to these properties are included in accounts payable and other liabilities.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

6.	Reinsurance

The Company cedes certain premiums and losses to various reinsurers under excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2021, 2020 and 2019 was as follows:

	2021 Premiums		2020 Premiums		2019 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Gross	$278,294	$286,462	$303,090	$314,703	$333,460	$341,883
Ceded	(10,469)	(10,469)	(10,276)	(10,276)	(8,995)	(8,995)
Net premiums	$267,825	$275,993	$292,814	$304,427	$324,465	$332,888

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2021	2020
	(in thousands)
Unpaid losses recoverable:
Case basis	$101,249	$88,622
Incurred but not reported	18,017	17,085
Paid losses recoverable	778	548
Experience-rated commissions recoverable	957	—
Allowance for credit losses	(440)	(452)
Total	$120,561	$105,803

Amounts recoverable from reinsurers consists of ceded case reserves, ceded incurred but not reported (IBNR) reserves, and paid losses recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2021, there were no paid losses recoverable past due.

The Company received reinsurance recoveries of $5.8 million in 2021, $4.4 million in 2020 and $2.0 million in 2019.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts.  At December 31, 2021, reinsurance recoverables from reinsurers that exceeded 1.5% of statutory surplus of the Company’s insurance subsidiaries are shown below.

Reinsurer	A.M. Best Rating	Amounts Recoverable as of December 31, 2021
		(in thousands)
Hannover Reinsurance Ireland Limited (1)	A+	$58,128
Allianz Risk Transfer AG (Bermuda)	A+	10,654
Minnesota Workers' Compensation Reinsurance Association (1)	NR	8,663
Arch Reinsurance Company (1)	A+	8,147
Odyssey America Reinsurance Corporation	A	7,665
Other reinsurers		27,744
Total amounts recoverable from reinsurers		121,001
Allowance for credit losses		(440)
Total amounts recoverable from reinsurers net of allowance for credit losses		120,561
Funds withheld and letters of credit related to the above recoverables		(74,489)
Total unsecured amounts recoverable from reinsurers		$46,072

(1)	Current participant in our 2022 reinsurance program.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the year ended December 31, 2021.

	Year Ended December 31,
	2021	2020
	(in thousands)
Balance, beginning of period	$452	$444
Provision for credit loss expense (benefit)	(12)	8
Balance, end of period	$440	$452

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

7.	Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$18,018	$19,297
Unearned premiums	6,560	6,984
Accrued expenses and other	2,385	2,947
State income tax	2,135	2,212
Accrued policyholder dividends	1,989	2,020
Accrued insurance-related assessments	1,901	1,963
Total deferred tax assets	32,988	35,423
Less: Valuation allowance	—	(2,169)
Net deferred tax assets	32,988	33,254

Deferred income tax liabilities:
Deferred policy acquisition costs	(4,430)	(4,547)
Unrealized gain on securities available-for-sale	(7,791)	(7,194)
Property and equipment and other	(298)	(260)
Salvage and subrogation	(428)	(516)
Loss reserves adjustment	(5,657)	(7,072)
Total deferred income tax liabilities	(18,604)	(19,589)
Net deferred income taxes	$14,384	$13,665

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current:
Federal	$11,368	$17,760	$20,658
State	1,055	900	1,297
	12,423	18,660	21,955
Deferred:
Federal	2,943	1,403	732
State	(1,673)	254	140
	1,270	1,657	872
Total	$13,693	$20,317	$22,827

As of December 31, 2021 the Company had no valuation allowance against its deferred income tax assets and liabilities.  As of December 31, 2020 and 2019, the Company had a valuation allowance against its deferred income tax benefits of $2.2 million and $2.0 million, respectively.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Income tax computed at federal statutory tax rate	$16,684	$22,453	$24,258
Tax-exempt interest, net	(2,511)	(3,226)	(2,999)
State income tax	911	1,080	(591)
Dividends received deduction	(107)	(89)	(59)
Valuation allowance	(1,803)	46	2,025
Prior year adjustments	344	3	30
Other	175	50	163
	$13,693	$20,317	$22,827

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2021, 2020 and 2019.

Tax years 2018 through 2021 are subject to examination by the federal and state taxing authorities.

8.	Line of Credit

The Company has an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank.  The agreement expires in December 2022.  Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate, LIBOR or equivalent.  Under the agreement, the Company pays a fee of 0.25% on the unused portion of the loan in arrears quarterly, or a fee of $50,000 annually, assuming the line of credit is not used during the calendar year.  The line of credit is unsecured. No borrowings or letters of credit were outstanding under the line of credit arrangement at December 31, 2021 or 2020.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

9.	Loss and Loss Adjustment Expenses

The following development tables provide the incurred and paid losses and allocated loss adjustment expenses, net of reinsurance, for workers’ compensation and general liability for accident years 2012 through 2021.  The incurred but not reported (IBNR) losses and claims frequency is included for each accident year presented.

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of
	For the Years Ended December 31,										December 31, 2021
	(Dollars in thousands)										Total IBNR
											Plus
											Expected	Cumulative
											Development	Number of
Accident	Unaudited (1)										on Reported	Claims
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Claims	Reported
2012	$222,549	$222,075	$212,738	$193,515	$184,460	$182,859	$180,387	$178,586	$177,547	$176,843	$5,481	5,749
2013	—	241,810	241,811	233,656	220,457	214,701	210,588	209,184	207,304	205,421	7,031	5,768
2014	—	—	268,846	268,846	249,097	235,058	226,933	218,386	212,417	210,811	4,508	5,840
2015	—	—	—	262,573	262,573	252,514	235,471	220,965	211,758	207,929	4,397	5,516
2016	—	—	—	—	250,491	250,491	241,406	218,005	209,214	202,820	5,674	5,393
2017	—	—	—	—	—	244,094	244,098	234,587	220,096	211,964	4,910	5,212
2018	—	—	—	—	—	—	250,487	250,487	235,641	217,369	8,241	5,471
2019	—	—	—	—	—	—	—	241,344	241,344	227,246	10,308	5,213
2020	—	—	—	—	—	—	—	—	220,710	220,710	10,919	4,376
2021	—	—	—	—	—	—	—	—	—	222,715	14,125	4,080
									Total	$2,103,828	$75,594

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Dollars in thousands)

Accident	Unaudited (1)										Claim
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Frequency (2)
2012	$50,579	$107,467	$133,658	$149,161	$154,553	$157,207	$159,807	$161,014	$162,588	$164,337	18.73
2013	—	51,396	119,507	150,304	165,994	172,479	177,724	180,614	182,465	183,365	16.56
2014	—	—	53,060	119,820	153,320	169,736	180,683	186,129	191,394	192,168	14.99
2015	—	—	—	54,141	121,599	151,818	170,461	182,053	185,657	188,145	14.25
2016	—	—	—	—	52,238	115,713	143,016	156,861	166,887	172,133	14.23
2017	—	—	—	—	—	56,951	122,552	151,427	166,448	175,733	14.68
2018	—	—	—	—	—	—	62,061	126,057	152,328	172,423	15.21
2019	—	—	—	—	—	—	—	58,883	120,512	154,391	15.25
2020	—	—	—	—	—	—	—	—	50,113	109,882	13.91
2021	—	—	—	—	—	—	—	—	—	52,292	14.24
									Total	1,564,869
All outstanding liabilities before 2012, net of reinsurance										87,052
Liabilities for loss and loss adjustment expenses, net of reinsurance										626,012

(1) Data presented for these calendar years is required supplementary information, which is unaudited.
(2) Frequency, as calculated above, refers to reported claims divided by gross premium earned.

The average annual percentage payout of incurred losses by age, net of reinsurance, for workers’ compensation and general liability as of December 31, 2021 is summarized below. Since workers’ compensation has long payout periods, the table below shows less than 100% in the years disclosed.  This is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
25.8%	30.6%	14.3%	8.0%	4.4%	2.2%	1.6%	0.7%	0.7%	1.0%

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Balance, beginning of period	$760,561	$772,887	$798,409
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	105,707	95,343	107,216
Net balance, beginning of period	654,854	677,544	691,193
Add incurred related to:
Current accident year	222,715	220,710	241,344
Prior accident years	(61,917)	(63,484)	(65,002)
Total incurred	160,798	157,226	176,342
Less paid related to:
Current accident year	52,292	50,113	58,883
Prior accident years	137,348	129,803	131,108
Total paid	189,640	179,916	189,991
Net balance, end of period	626,012	654,854	677,544
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	119,266	105,707	95,343
Balance, end of period	$745,278	$760,561	$772,887

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

The foregoing reconciliation reflects favorable development of the net reserves at December 31, 2021, 2020 and 2019. The favorable development reduced loss and loss adjustment expenses incurred by $61.9 million in 2021, driven primarily by accident years 2019 and 2018 of $14.1 million and $18.3 million, respectively. In 2020 and 2019, the Company recorded favorable development of $63.5 million and $65.0 million, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

Reserves established for workers’ compensation insurance includes the exposure to occupational disease or accidents related to asbestos or environmental claims.  The exposure to asbestos claims emanates from the direct sale of workers’ compensation insurance.  These claims resulted from industry workers who were exposed to tremolite asbestos dust and electricians and carpenters who were exposed to products that contained asbestos.  There has been no known exposure to asbestos claims arising from assumed business.  The emergence of these claims is slow and highly unpredictable.  The Company estimates full impact of the asbestos exposure by establishing full case basis reserves on all known losses.  Reserves for losses incurred but not reported (IBNR) include a provision for development of reserves on reported losses.  Reserves are established for loss adjustment expenses (LAE) associated with these case and IBNR loss reserves.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

The following table details our exposures to various asbestos related claims:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Reserves for loss and LAE at beginning of year	$318	$1,323	$1,555
Incurred losses and LAE during the current year	(44)	(936)	(183)
Loss and LAE payments	(14)	(69)	(49)
Reserves for loss and LAE at end of year	$260	$318	$1,323

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

The anticipated effect of inflation is implicitly considered when estimating liabilities for loss and loss adjustment expenses. In establishing our reserves for loss and loss adjustment expenses, we review the results of analyses using individual case-base valuations and statistical and actuarial methods that utilize historical loss data from our more than 36 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides some of the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates. These anticipated trends are monitored based on actual development and are modified if necessary.

10.	Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholders’ capital and surplus at December 31, 2021, 2020 and 2019 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2021, were as follows:

	2021	2020	2019
	(in thousands)
Capital and surplus	$277,789	$365,524	$359,952
Net income	53,094	82,390	92,301
Net realized gains (losses) on investments	1,695	1,075	(80)

Property and casualty insurance companies are subject to certain risk-based capital requirements, or RBC requirements, specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2021, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirements.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the greater of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Nebraska Director of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. AIIC paid $148.4 million in dividends to the Company in 2021, $88.6 million in 2020 and $115.9 million in 2019. Based upon the dividend limitation described above, AIIC could pay to the Company dividends of up to $77.8 million in 2022 without seeking regulatory approval.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

11.	Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. At December 31, 2021, there were 20,622,304 shares of common stock issued and 19,364,054 shares outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 2021, there were no shares of preferred stock outstanding.

12.	Restricted Stock and Stock Options

2005 Incentive Plan

The AMERISAFE 2005 Equity Incentive Plan (the 2005 Incentive Plan) is administered by the Compensation Committee of the Board and was designed to provide incentive compensation to executive officers and other key management personnel. The 2005 Incentive Plan permitted awards in the form of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, non-qualified stock options, restricted shares of common stock and restricted stock units. In connection with the approval of the 2012 Equity and Incentive Compensation Plan by the Company’s shareholders, no further grants were made under the 2005 Incentive Plan.  As of December 31, 2021, there are no outstanding options or restricted stock awards under the 2005 Incentive Plan.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

The following table summarizes information about the stock option activity under the 2005 Incentive Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1, 2019	5,000	3.95	1.9
Granted	—	—	—
Exercised	(5,000)	3.95	0.9
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2019	—	—	—
Exercisable at December 31, 2019	—	—	—
Outstanding at January 1, 2020	—	—	—
Granted	—	—	—
Exercised	—	—	—
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2020	—	—	—
Exercisable at December 31, 2020	—	—	—
Outstanding at January 1, 2021	—	—	—
Granted	—	—	—
Exercised	—	—	—
Canceled, forfeited, or expired	—	—	—
Outstanding at December 31, 2021	—	—	—
Exercisable at December 31, 2021	—	—	—

	2021	2020	2019
	(in thousands)
Cash received from option exercises	$—	$—	$20
Total intrinsic value of options exercised	—	—	287
Aggregate intrinsic value of vested options outstanding	—	—	—

The Company recognized no compensation expense in 2021, 2020 and 2019 related to awards made under the 2005 Incentive Plan.

2012 Equity and Incentive Compensation Plan

In 2012, the Company’s shareholders approved the AMERISAFE 2012 Equity and Incentive Compensation Plan (the 2012 Incentive Plan). The 2012 Incentive Plan is administered by the Compensation Committee of the Board and is designed to attract, retain and motivate non-employee directors, officers, key employees and consultants by providing incentives for superior performance. The 2012 Incentive Plan authorizes the grant of equity-based compensation in the form of option rights, appreciation rights, restricted shares, restricted stock units, cash incentive awards, performance shares and units, and other types of awards.

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

In 2021, 24,288 shares of common stock and 3,100 shares of restricted stock were granted under the 2012 Incentive Plan, which will vest through 2026.  In 2020, 23,207 shares of common stock were granted under the 2012 Incentive Plan.  At December 31, 2021, there were 269,839 shares of common stock available for future awards under the 2012 Incentive Plan.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

The following table summarizes information about the common and restricted stock activity under the 2012 Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2019	39,575	48.93
Granted	22,713	61.08
Vested	(29,760)	51.86
Forfeited	—	—
Nonvested balance at December 31, 2019	32,528	54.02
Granted	23,207	58.62
Vested	(40,421)	54.31
Forfeited	—	—
Nonvested balance at December 31, 2020	15,314	60.23
Granted	27,388	64.36
Vested	(29,881)	63.03
Forfeited	—	—
Nonvested balance at December 31, 2021	12,821	62.52

The Company recognized compensation expense of $234,000, $605,000 and $676,000 in 2021, 2020 and 2019, respectively, related to share-based grants.  The Company recognized compensation expense of $1,741,000, $2,341,000 and $1,359,000 in 2021, 2020 and 2019, respectively, related to long-term incentive awards under the 2012 Incentive Plan.   The long-term incentive award is a liability award.

Non-Employee Director Restricted Stock Plan

The AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan) is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the Restricted Stock Plan is 150,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2021, there were 42,141 shares of common stock available for future awards under the Restricted Stock Plan.

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

As of December 31, 2021, there were 5,607 shares of restricted stock outstanding under the Non-Employee Director Restricted Stock Plan, all of which will vest on the date of the annual meeting of shareholders in 2022.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

The following table summarizes information about the restricted stock activity under the Non-Employee Director Restricted Stock Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2019	5,761	60.75
Granted	4,890	61.34
Vested	(5,761)	60.75
Forfeited	—	—
Nonvested balance at December 31, 2019	4,890	61.34
Granted	5,269	68.88
Vested	(5,091)	61.49
Forfeited	—	—
Nonvested balance at December 31, 2020	5,068	69.03
Granted	5,607	62.40
Vested	(5,068)	69.03
Forfeited	—	—
Nonvested balance at December 31, 2021	5,607	62.40

The Company recognized compensation expense of $344,000 in 2021, $349,000 in 2020 and $317,000 in 2019 related to the Non-Employee Director Restricted Stock Plan.

13.	Earnings Per Share

The Company computes earnings per share (EPS) in accordance with FASB Accounting Standards Codification (ASC) Topic 260, Earnings Per Share. The Company has no participating unvested common shares which contain nonforfeitable rights to dividends and applies the treasury stock method in computing basic and diluted earnings per share.

Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

The diluted EPS calculation includes potential common shares assumed issued under the treasury stock method, which reflects the potential dilution that would occur if any outstanding options were exercised or restricted stock becomes vested.

The calculation of basic and diluted EPS for the years ended December 31, 2021, 2020 and 2019 are presented below.

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands, except earnings per share amounts)
Basic EPS:
Net income – basic	$65,756	$86,602	$92,690
Basic weighted average common shares	19,332	19,289	19,249
Basic earnings per share	$3.40	$4.49	$4.82
Diluted EPS:
Net income – diluted	$65,756	$86,602	$92,690
Diluted weighted average common shares:
Weighted average common shares	19,332	19,289	19,249
Restricted stock and stock options	77	75	80
Diluted weighted average common shares	19,409	19,364	19,329
Diluted earnings per common share	$3.39	$4.47	$4.80

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

The table below sets forth the reconciliation of the weighted average shares used for the basic and diluted EPS calculation.

	Years Ended
	2021	2020	2019
Basic weighted average common shares	19,332,391	19,288,996	19,248,657
Add: Other common shares eligible for common dividends:
Restricted stock and stock options	76,228	74,813	80,581
Diluted weighted average common shares	19,408,619	19,363,809	19,329,238

14.Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income includes net income plus unrealized gains (losses) on our available-for-sale investment securities, net of tax.  In reporting comprehensive income on a net basis in the statements of comprehensive income, we used a 21 percent tax rate.  The difference between net income as reported and comprehensive income was due primarily to changes in unrealized gains and losses, net of tax, on available-for-sale debt securities.  The following table illustrates the changes in the balance of each component of accumulated other comprehensive income (loss) for each period presented in the financial statements.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Balance, beginning of period	$21,019	$12,211	$(832)
Other comprehensive income (loss) before reclassification	(5,289)	9,538	12,379
Amounts reclassified from accumulated other comprehensive income (loss)	(2,193)	(730)	664
Net current period other comprehensive income (loss)	(7,482)	8,808	13,043
Balance, end of period	$13,537	$21,019	$12,211

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income.  The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income (Loss)	Year Ended December 31,			Affected line item in the statement of income
	2021	2020	2019
	(in thousands)
Unrealized gains (losses) on available-for- sale securities	$2,776	$925	$(841)	Net realized gains (losses) on investments
	2,776	925	(841)	Income before income taxes
	(583)	(195)	177	Income tax expense
	$2,193	$730	$(664)	Net income

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

	Pre-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	(in thousands)
December 31, 2021
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(6,695)	$(1,406)	$(5,289)
Reclassification adjustment for gains realized in net income	(2,776)	(583)	(2,193)
Net unrealized loss	(9,471)	(1,989)	(7,482)
Other comprehensive loss	$(9,471)	$(1,989)	$(7,482)
December 31, 2020
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$12,074	$2,536	$9,538
Reclassification adjustment for losses realized in net income	(925)	(195)	(730)
Net unrealized gain	11,149	2,341	8,808
Other comprehensive income	$11,149	$2,341	$8,808
December 31, 2019
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$15,670	$3,291	$12,379
Reclassification adjustment for gains realized in net income	841	177	664
Net unrealized gain	16,511	3,468	13,043
Other comprehensive income	$16,511	$3,468	$13,043

15.	Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches 50% of employee contributions up to 6% of compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Company contributions to this plan were $0.7 million in each of 2021, 2020 and 2019.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes the fair value of the annuities at December 31, 2021, that the Company has purchased to satisfy its obligations.

Life Insurance Company	A.M. Best Rating	Statement Value of Annuities Exceeding 1% of Statutory Surplus
		(in thousands)
Pacific Life & Annuity Company	A+	$14,518
American General Life Insurance Company	A	14,410
Travelers Life and Annuity Insurance Company	A	9,485
New York Life Insurance Company	A++	8,830
United of Omaha Life Insurance Company	A+	7,922
Berkshire Hathaway Life Insurance Company of Nebraska	A++	7,457
Metropolitan Life Insurance Company	A+	6,465
John Hancock Life Insurance Company	A+	6,264
Pacific Life Insurance Company	A+	5,319
Athene Annuity and Life Company	A	3,892
Lincoln Life Assurance Company of Boston	A+	3,318
Other		13,061
		$100,941

Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best Company rating of “A” (Excellent) or better.

The Company has operating and finance leases for office space and equipment.  Our leases have remaining lease terms of one month to 60 months, some of which include options to extend the leases for up to five years.

The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Operating lease cost	$149	$160
Finance lease cost:
Amortization of right-of-use assets	76	6
Interest on lease liabilities	6	2
Total finance lease cost	$82	$8

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(120)	$(116)
Operating cash flows from finance leases	6	4
Financing cash flows from finance leases	44	50

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Right-of-use assets obtained in the exchange for the lease obligations were as follows:

	December 31,
	2021	2020
	(in thousands)
Operating leases	$15	$56
Finance leases	61	180

Supplemental balance sheet information related to leases was as follows:

	December 31, 2021	December 31, 2020	Balance Sheet Classification
	(in thousands)
Operating leases:
Operating lease right-of-use assets	$193	$314	Other assets

Operating lease liabilities	$193	$314	Accounts payable and other liabilities

Finance leases:
Finance lease right-of-use assets	$241	$365
Finance lease accumulated amortization right-of-use assets	(76)	(185)
Property and equipment, net	$165	$180	Property and equipment, net

Finance lease liabilities	$202	$185	Accounts payable and other liabilities

	December 31,
	2021		2020
Weighted average remaining lease term:
Operating leases	1.8	years	2.7	years
Finance leases	4.1	years	4.9	years
Weighted average discount rate:
Operating leases	5.13%		5.24%
Finance leases	3.25%		3.30%

The following is a maturity analysis of the annual undiscounted cash flows of the operating and finance lease liabilities as of December 31, 2021:

	Operating Leases	Finance Leases
	(in thousands)
2022	$122	$55
2023	75	53
2024	6	53
2025	—	49
2026	—	6
Total lease payments	203	216
Less imputed interest	10	14
Total	$193	$202

Rental expense was $0.2 million in each of 2021, 2020 and 2019.

17.	Concentration of Operations

The Company derives its premium revenues from its operations in the workers’ compensation insurance line of business.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Net premiums earned during 2021, 2020 and 2019 for the top ten states in 2021 and all others are shown below:

	2021		2020		2019
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Georgia	$34,772	12.6%	$37,926	12.5%	$38,090	11.4%
Florida	31,514	11.4%	34,617	11.4%	39,936	12.0%
Louisiana	20,476	7.4%	22,668	7.4%	24,782	7.4%
Pennsylvania	19,574	7.1%	24,340	8.0%	27,519	8.3%
North Carolina	15,964	5.8%	17,338	5.7%	18,800	5.7%
Illinois	13,680	5.0%	14,802	4.9%	16,929	5.1%
Wisconsin	13,108	4.7%	12,263	4.0%	13,388	4.0%
Virginia	12,579	4.6%	14,041	4.6%	15,249	4.6%
Minnesota	10,612	3.8%	11,057	3.6%	13,399	4.0%
South Carolina	9,186	3.3%	11,270	3.7%	13,020	3.9%
All others	94,528	34.3%	104,105	34.2%	111,776	33.6%
Total net premiums earned	$275,993	100.0%	$304,427	100.0%	$332,888	100.0%

18.	Fair Values of Financial Instruments

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

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$549,231	$575,850	$585,130	$621,654
Fixed maturity securities—available-for-sale	341,769	341,769	414,279	414,279
Equity securities	64,140	64,140	43,437	43,437
Short-term investments	57,431	57,431	45,898	45,898
Cash and cash equivalents	70,722	70,722	61,757	61,757

The Company carries available-for-sale securities and equity securities at fair value in our consolidated financial statements and determines fair value measurements and disclosure in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics.  There were no transfers between Level 1 and Level 2 during the year ended December 31, 2021.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Assets measured at fair value on a recurring basis as of December 31, 2021 and 2020 are as follows:

	December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$216,306	$—	$216,306
Corporate bonds	—	96,426	—	96,426
U.S. agency-based mortgage-backed securities	—	8,089	—	8,089
U.S. Treasury securities	20,948	—	—	20,948
Total securities available-for-sale—fixed maturity	20,948	320,821	—	341,769
Equity securities:
Domestic common stock	64,140	—	—	64,140
Total	$85,088	$320,821	$—	$405,909

	December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$276,542	$—	$276,542
Corporate bonds	—	88,899	—	88,899
U.S. agency-based mortgage-backed securities	—	19,052	—	19,052
U.S. Treasury securities	29,786	—	—	29,786
Total securities available-for-sale—fixed maturity	29,786	384,493	—	414,279
Equity securities:
Domestic common stock	43,437	—	—	43,437
Total	$73,223	$384,493	$—	$457,716

Assets measured at amortized cost net of allowance for credit losses as of December 31, 2021 and 2020 are as follows:

	December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$496,552	$—	$496,552
Corporate bonds	—	57,843	—	57,843
U.S. agency-based mortgage-backed securities	—	5,000	—	5,000
U.S. Treasury securities	16,347	—	—	16,347
Asset-backed securities	—	108	—	108
Total held-to-maturity	$16,347	$559,503	$—	$575,850

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

	December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$526,821	$—	$526,821
Corporate bonds	—	72,900	—	72,900
U.S. agency-based mortgage-backed securities	—	7,906	—	7,906
U.S. Treasury securities	13,865	—	—	13,865
Obligations of U.S. government agencies	—	—	—	—
Asset-backed securities	—	162	—	162
Total held-to-maturity	$13,865	$607,789	$—	$621,654

At December 31, 2021 and 2020, the Company did not hold any securities measured at fair value on a nonrecurring basis due to expected credit losses.

19.	Capital Management

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. There were no shares repurchased under this program in 2021. Since the beginning of this plan, the Company has repurchased a total of 1,258,250 shares for $22.4 million, or an average price of $17.78, including commissions.

In 2013, the Company’s Board of Directors initiated a regular quarterly dividend.  During 2021, the Company’s Board of Directors declared a quarterly dividend of $0.29 per share compared to $0.27 per share in 2020, and $0.25 per share in 2019.  The Company declared extraordinary dividends totaling $4.00 in 2021, and $3.50 per share in each of 2020 and 2019.

20.	Subsequent Events

On February 18, 2022 the Company declared a regular quarterly cash dividend of $0.31 per share payable on March 25, 2022 to shareholders of record as of March 11, 2022.  The Board considers the payment of a regular cash dividend each calendar quarter.

Schedule II. Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2021	2020
	(in thousands)
Assets:
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $0 in 2021 and 2020, (fair value $0, and $361 in 2021 and 2020, respectively)	$—	$361
Fixed maturity securities—available-for-sale, at fair value (amortized cost $19,650 and $7,210 in 2021 and 2020, respectively)	19,605	7,259
Equity securities, at fair value (cost $10,007 in 2021 and 2020)	14,092	11,503
Short-term investments	55,559	9,676
Investment in subsidiaries	290,077	384,774
Total investments	379,333	413,573
Cash and cash equivalents	18,825	23,562
Deferred income taxes	1,148	—
Notes receivable from subsidiaries	2,275	2,140
Property and equipment, net	2,003	1,605
Federal income tax recoverable	857	2,705
Other assets	1,295	1,420
Total assets	$405,736	$445,005
Liabilities and shareholders’ equity
Liabilities:
Accounts payable and other liabilities	6,413	6,095
Deferred income taxes	—	94
Total liabilities	6,413	6,189
Shareholders' equity (net of Treasury stock of $22,370 at December 31, 2021 and 2020)	399,323	438,816
Total liabilities and shareholders' equity	$405,736	$445,005

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues
Net investment income	$896	$944	$915
Net unrealized gains (losses) on equity securities	2,590	(276)	1,977
Fee and other income	8,541	9,122	5,352
Total revenues	12,027	9,790	8,244
Expenses
Other operating costs	8,541	9,122	8,244
Total expenses	8,541	9,122	8,244
Income before income taxes and equity in earnings of subsidiaries	3,486	668	—
Income tax expense (benefit)	(1,188)	259	376
Gain (loss) before equity in earnings of subsidiaries	4,674	409	(376)
Equity in net income of subsidiaries	61,083	86,193	93,066
Net income	$65,757	$86,602	$92,690

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Operating activities
Net cash provided by operating activities	$6,622	$6,012	$2,333
Investing activities
Purchases of investments	(87,289)	(10,982)	(27,140)
Proceeds from sales of investments	28,780	18,970	1,987
Purchases of property and equipment	(1,277)	(764)	(995)
Dividends from subsidiary	148,400	88,600	115,900
Net cash provided by investing activities	88,614	95,824	89,752
Financing activities
Proceeds from stock option exercises	—	—	20
Finance lease purchases	(44)	(50)	(47)
Dividends to shareholders	(99,929)	(88,775)	(87,016)
Net cash used in financing activities	(99,973)	(88,825)	(87,043)
Change in cash and cash equivalents	(4,737)	13,011	5,042
Cash and cash equivalents at beginning of year	23,562	10,551	5,509
Cash and cash equivalents at end of year	$18,825	$23,562	$10,551

Schedule VI. Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Costs	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Net Premiums Earned	Net Investment Income	Loss and LAE Related to Current Period	Loss and LAE Related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
	(in thousands)
2021	$17,059	$745,278	$121,092	$275,993	$25,435	$222,715	$(61,917)	$(38,481)	$189,640	$267,825
2020	17,810	760,561	129,260	304,427	29,364	220,710	(63,484)	(41,583)	179,916	292,814
2019	19,048	772,887	140,873	332,888	32,483	241,344	(65,002)	(44,558)	189,991	324,465

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

AMERISAFE, Inc. and subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited AMERISAFE, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMERISAFE, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Philadelphia, PA

February 25, 2022

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2022 Annual Meeting of Shareholders. We plan to file our Proxy Statement within 120 days after December 31, 2021, the end of our fiscal year.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2022 Annual Meeting of Shareholders.

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

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees, and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2022 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2022 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2022 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2022 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2022 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

EXHIBIT INDEX

Exhibits:

3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed August 6, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 6, 2010)

4.1	Description of the Registrant’s Securities Registered (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed February 26, 2021)

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

10.17

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2017, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed February 24, 2017)

10.18

Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2017, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed February 24, 2017)

10.19

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2018, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed February 28, 2018)

10.20

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2019, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.20 to the Company’s annual Report on Form 10-K filed February 28, 2019)

10.21

Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2020, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed February 25, 2020)

10.22

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2020, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed February 25, 2020)

10.23

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2021, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed February 26, 2021)

10.24†	Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2022, issued to the Company by the reinsurers named herein

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed February 26, 2016)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neal A. Fuller filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Neal A. Fuller filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract, compensatory plan or arrangement

†  Certain confidential information contained in this Exhibit has been omitted by means of redacting a portion of the text and replacing it with [***], pursuant to Regulation S-K Item 601(b) of the Securities Act of 1933, as amended. Certain confidential information has been excluded from the Exhibit because it is: (i) not material and (ii) the Company treats such information as private or confidential.

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2022.

AMERISAFE, INC.

By:	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2022.

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
Sean Traynor

Kathryn H. Shirley, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 25th day of February 2022, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ Kathryn H. Shirley
Kathryn H. Shirley, Attorney-in-Fact