Form 10-Q
period 2022-03-31
AMERISAFE INC
filed 2022-04-29
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of April 22, 2022, there were 19,320,422 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements in this report, and under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $290 and $195 in 2022 and 2021, respectively, (fair value $545,425 and $575,850 in 2022 and 2021, respectively)	$545,372	$549,231
Fixed maturity securities—available-for-sale, at fair value (amortized cost $342,784, allowance for credit losses of $0 in 2022 and amortized cost $324,597, allowance for credit losses of $0 in 2021)	342,972	341,769
Equity securities, at fair value (cost $48,151 and $44,175 in 2022 and 2021, respectively)	69,156	64,140
Short-term investments	72,820	57,431
Total investments	1,030,320	1,012,571
Cash and cash equivalents	30,741	70,722
Amounts recoverable from reinsurers (net of allowance for credit losses of $388 and $440 in 2022 and 2021, respectively)	116,233	120,561
Premiums receivable (net of allowance for credit losses of $4,530 and $4,386 in 2022 and 2021, respectively)	140,601	135,100
Deferred income taxes	17,602	14,384
Accrued interest receivable	8,949	8,080
Property and equipment, net	6,423	6,459
Deferred policy acquisition costs	17,877	17,059
Federal income tax recoverable	2,973	6,414
Other assets	19,662	11,374
Total assets	$1,391,381	$1,402,724
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$728,558	$745,278
Unearned premiums	128,768	121,092
Amounts held for others	44,200	42,915
Policyholder deposits	38,518	39,383
Insurance-related assessments	17,622	16,850
Accounts payable and other liabilities	38,442	37,883
Total liabilities	996,108	1,003,401
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2022 and 2021; 20,622,565 and 20,622,304 shares issued; and 19,320,422 and 19,364,054 shares outstanding in 2022 and 2021, respectively	206	206
Additional paid-in capital	217,605	217,458
Treasury stock, at cost (1,302,143 and 1,258,250 shares in 2022 and 2021, respectively)	(24,429)	(22,370)
Accumulated earnings	201,834	190,492
Accumulated other comprehensive income, net	57	13,537
Total shareholders’ equity	395,273	399,323
Total liabilities and shareholders’ equity	$1,391,381	$1,402,724

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues
Gross premiums written	$77,791	$81,514
Ceded premiums written	(2,559)	(2,517)
Net premiums written	$75,232	$78,997
Net premiums earned	$67,556	$70,746
Net investment income	6,113	6,583
Net realized gains on investments	738	319
Net unrealized gains on equity securities	1,040	5,511
Fee and other income	113	192
Total revenues	75,560	83,351
Expenses
Loss and loss adjustment expenses incurred	37,741	39,517
Underwriting and certain other operating costs	3,990	6,927
Commissions	5,208	5,474
Salaries and benefits	5,915	6,566
Policyholder dividends	1,189	1,350
Provision for investment related credit loss expense (benefit)	95	(108)
Total expenses	54,138	59,726
Income before income taxes	21,422	23,625
Income tax expense	4,091	4,313
Net income	$17,331	$19,312
Earnings per share
Basic	$0.90	$1.00
Diluted	$0.89	$0.99
Shares used in computing earnings per share
Basic	19,332,006	19,311,710
Diluted	19,430,824	19,408,804
Cash dividends declared per common share	$0.31	$0.29

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income	$17,331	$19,312
Other comprehensive income:
Unrealized loss on debt securities, net of tax	(13,480)	(5,048)
Comprehensive income	$3,851	$14,264

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2022 and 2021

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at December 31, 2021	20,622,304	$206	$217,458	(1,258,250)	$(22,370)	$190,492	$13,537	$399,323
Comprehensive income:
Net income	—	—	—	—	—	17,331	—	17,331
Other comprehensive income:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	(13,480)	(13,480)
Comprehensive income:								3,851
Common stock issued	261	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(43,893)	(2,059)	—	—	(2,059)
Share-based compensation	—	—	147	—	—	—	—	147
Dividends to shareholders	—	—	—	—	—	(5,989)	—	(5,989)
Balance at March 31, 2022	20,622,565	$206	$217,605	(1,302,143)	$(24,429)	$201,834	$57	$395,273

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at December 31, 2020	20,589,309	$206	$215,316	(1,258,250)	$(22,370)	$224,645	$21,019	$438,816
Comprehensive income:
Net income	—	—	—	—	—	19,312	—	19,312
Other comprehensive income:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	(5,048)	(5,048)
Comprehensive income:								14,264
Share-based compensation	—	—	152	—	—	—	—	152
Dividends to shareholders	—	—	—	—	—	(5,606)	—	(5,606)
Balance at March 31, 2021	20,589,309	$206	$215,468	(1,258,250)	$(22,370)	$238,351	$15,971	$447,626

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$17,331	$19,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	294	270
Net amortization of investments	2,068	2,179
Change in investment related allowance for credit losses	95	(108)
Deferred income taxes	364	500
Net realized gains on investments	(738)	(319)
Net unrealized gains on equity securities	(1,040)	(5,511)
Net realized gains on disposal of assets	—	(23)
Share-based compensation	(9)	571
Changes in operating assets and liabilities:
Premiums receivable, net	(5,501)	(8,410)
Accrued interest receivable	(869)	(395)
Deferred policy acquisition costs	(818)	(874)
Other assets	(4,714)	(266)
Reserves for loss and loss adjustment expenses	(16,720)	(803)
Unearned premiums	7,676	8,251
Reinsurance balances	4,281	(4,914)
Amounts held for others and policyholder deposits	420	1,069
Federal income taxes payable	3,441	3,555
Accounts payable and other liabilities	1,557	2,509
Net cash provided by operating activities	7,118	16,593
Investing activities
Purchases of investments held-to-maturity	(13,665)	(5,281)
Purchases of investments available-for-sale	(30,076)	(22,118)
Purchases of equity securities	(4,975)	(1,895)
Purchases of short-term investments	(24,133)	(42,286)
Proceeds from maturities of investments held-to-maturity	12,723	13,814
Proceeds from sales and maturities of investments available-for-sale	11,638	17,947
Proceeds from sales of equity securities	1,483	—
Proceeds from sales and maturities of short-term investments	8,218	585
Purchases of property and equipment	(258)	(390)
Proceeds from sales of property and equipment	—	23
Net cash used in investing activities	(39,045)	(39,601)
Financing activities
Finance lease purchases	(12)	(9)
Purchase of treasury stock	(2,059)	—
Dividends to shareholders	(5,983)	(5,666)
Net cash used in financing activities	(8,054)	(5,675)
Change in cash and cash equivalents	(39,981)	(28,683)
Cash and cash equivalents at beginning of period	70,722	61,757
Cash and cash equivalents at end of period	$30,741	$33,074

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

AMERISAFE, Inc. (the Company) is an insurance holding company incorporated in the state of Texas. The accompanying unaudited consolidated financial statements include the accounts of AMERISAFE and its subsidiaries: American Interstate Insurance Company (AIIC) and its insurance subsidiaries, Silver Oak Casualty, Inc. (SOCI) and American Interstate Insurance Company of Texas (AIICTX), Amerisafe Risk Services, Inc. (RISK) and Amerisafe General Agency, Inc. (AGAI). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Nebraska. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. RISK, a wholly owned subsidiary of the Company, is a claims and safety service company currently servicing only affiliated insurance companies. AGAI, a wholly owned subsidiary of the Company, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers. The assets and operations of AGAI are not significant to that of the Company and its consolidated subsidiaries.

The terms “AMERISAFE,” the “Company,” “we,” “us” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the three months ended March 31, 2022 and 2021.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (GAAP). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses and related disclosures.  Some of the estimates result from judgments that can be subjective and complex and, consequently, actual results in future periods might differ from these estimates.

Adopted Accounting Guidance

The Company has not adopted any new accounting guidance in 2022.

Prospective Accounting Guidance

All issued but not yet effective accounting and reporting standards as of March 31, 2022 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Restricted Stock and Stock Options

As of March 31, 2022, the Company has two equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan) and the AMERISAFE 2012 Equity and Incentive Compensation Plan (the 2012 Incentive Plan). See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the Company’s incentive plans.

During the three months ended March 31, 2022, the Company issued 261 shares of restricted common stock to a non-employee director.  The market value of these shares totaled $12.5 thousand.  During the three months ended March 31, 2021, the Company did not issue any shares of restricted common stock to non-employee directors.

During the three months ended March 31, 2022 and 2021, there were no exercises of options to purchase common stock.  The Company had no stock options outstanding as of March 31, 2022.

Due to changes in variable share price based incentive compensation, the Company recognized a benefit (negative expense) for share-based compensation of $9.0 thousand in the quarter ended March 31, 2022 compared to an expense of $0.6 million in the same period in 2021.

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

	Three Months Ended
	March 31,
	2022	2021
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$17,331	$19,312
Basic weighted average common shares	19,332,006	19,311,710
Basic earnings per common share	$0.90	$1.00
Diluted EPS:
Net income	$17,331	$19,312
Diluted weighted average common shares:
Weighted average common shares	19,332,006	19,311,710
Restricted stock	98,818	97,094
Diluted weighted average common shares	19,430,824	19,408,804
Diluted earnings per common share	$0.89	$0.99

Note 4. Investments

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at March 31, 2022 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$458,118	$(45)	$458,073	$7,160	$(5,936)	$459,297
Corporate bonds	66,944	(241)	66,703	137	(1,371)	65,469
U.S. agency-based mortgage-backed securities	4,285	—	4,285	167	(5)	4,447
U.S. Treasury securities and obligations of U.S. government agencies	16,215	—	16,215	56	(159)	16,112
Asset-backed securities	100	(4)	96	4	—	100
Totals	$545,662	$(290)	$545,372	$7,524	$(7,471)	$545,425

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at March 31, 2022 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$200,313	$4,541	$(2,618)	$202,236	$—
Corporate bonds	114,642	780	(1,723)	113,699	—
U.S. agency-based mortgage-backed securities	7,117	—	(155)	6,962	—
U.S. Treasury securities and obligations of U.S. government agencies	20,712	17	(654)	20,075	—
Totals	$342,784	$5,338	$(5,150)	$342,972	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at March 31, 2022 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$48,151	$21,005	$—	$69,156
Total equity securities	$48,151	$21,005	$—	$69,156

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

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$68,986	$69,161	$70,859	$71,455
After one year through five years	177,434	176,902	174,157	180,376
After five years through ten years	101,095	99,706	100,543	104,851
After ten years	193,476	195,109	198,945	214,060
U.S. agency-based mortgage-backed securities	4,285	4,447	4,623	5,000
Asset-backed securities	96	100	104	108
Totals	$545,372	$545,425	$549,231	$575,850

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$30,304	$30,282	$30,925	$31,258
After one year through five years	104,200	103,483	97,830	100,716
After five years through ten years	70,744	69,143	58,050	60,137
After ten years	130,419	133,102	129,848	141,569
U.S. agency-based mortgage-backed securities	7,117	6,962	7,944	8,089
Totals	$342,784	$342,972	$324,597	$341,769

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2022:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
March 31, 2022
Available-for-Sale
States and political subdivisions	$62,574	$2,618	$—	$—	$62,574	$2,618
Corporate bonds	66,857	1,723	—	—	66,857	1,723
U.S. agency-based mortgage-backed securities	6,962	155	—	—	6,962	155
U.S. Treasury securities and obligations of U.S. government agencies	14,067	654	—	—	14,067	654
Total available-for-sale securities	$150,460	$5,150	$—	$—	$150,460	$5,150

At March 31, 2022, we held 107 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position, of which none were in a continuous unrealized loss position for longer than 12 months.

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2021:

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the three months ended March 31, 2022.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2021	$48	$143	$—	$—	$4	$195
Provision for credit loss expense (benefit)	(3)	98	—	—	—	95
Balance at March 31, 2022	$45	$241	$—	$—	$4	$290

The Company has established an allowance for credit losses on 362 held-to-maturity securities totaling $0.3 million.  The majority of those securities were issued by states and political subdivisions (333 securities) and corporate bonds (26 securities).

The Company has no allowance for credit losses on investments classified as available-for-sale for the period ended March 31, 2022.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of March 31, 2022.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency-Based Mortgage-Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized cost
	(in thousands)
AAA/AA/A ratings	$455,133	$27,507	$4,285	$16,215	$70	$503,210
Baa/BBB ratings	2,985	39,437	—	—	13	42,435
B ratings	—	—	—	—	17	17
Total	$458,118	$66,944	$4,285	$16,215	$100	$545,662

Net realized gains in the three months ended March 31, 2022 were $0.7 million resulting primarily from the sale of equity and fixed maturity securities classified as available-for-sale.  Net realized gains in the three months ended March 31, 2021 were $0.3 million resulting primarily from the sale of fixed maturity securities classified as available-for-sale.

During the three months ended March 31, 2022, we recognized through income $1.0 million of net unrealized gains on equity securities held as of March 31, 2022.  During the three months ended March 31, 2021, we recognized through income $5.5 million of net unrealized gains on equity securities held as of March 31, 2021.

Investment income is recognized as it is earned. The discount or premium on fixed maturity securities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of March 31, 2022, the Company had no valuation allowance against its deferred income tax assets and liabilities.  As of March 31, 2021, the Company had a valuation allowance of $1.7 million against its deferred income tax benefits.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes primarily due to the impact of tax-exempt investment income and state income tax accruals.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for the periods ended March 31, 2022 and 2021.

Tax years 2018 through 2022 are subject to examination by the federal and state taxing authorities.

Note 6. Loss Reserves

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid as of a given point in time.  The reserves for loss and loss adjustment expenses are estimated using individual case-basis valuations, statistical analyses and estimates based upon experience for unreported claims and their associated loss and loss adjustment expenses. Such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed internally and periodically evaluated with our independent actuary.  Adjustments are made as experience develops and new information becomes known.  Any such adjustments are included in income from current operations.  See Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the Company’s loss and loss adjustment expense development.

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Balance, beginning of period	$745,278	$760,561
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	119,266	105,707
Net balance, beginning of period	626,012	654,854
Add incurred related to:
Current accident year	47,965	50,937
Prior accident years	(10,224)	(11,420)
Total incurred	37,741	39,517
Less paid related to:
Current accident year	2,850	2,361
Prior accident years	47,063	42,920
Total paid	49,913	45,281
Net balance, end of period	613,840	649,090
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	114,718	110,668
Balance, end of period	$728,558	$759,758

The foregoing reconciliation reflects favorable development of the net reserves at March 31, 2022 and March 31, 2021. The favorable development reduced loss and loss adjustment expenses incurred by $10.2 million and $11.4 million in 2022 and 2021, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Balance, beginning of period	$440	$452
Provision for credit loss benefit	(52)	—
Balance, end of period	$388	$452

Note 7. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income includes net income plus unrealized gains (losses) on our available-for-sale investment securities, net of tax. In reporting comprehensive income on a net basis in the statements of comprehensive income, we used a 21 percent tax rate in 2022 and 2021.  The difference between net income as reported and comprehensive income was due primarily to changes in unrealized gains and losses, net of tax on available-for-sale debt securities.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive income for each period presented in the interim financial statements.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Balance, beginning of period	$13,537	$21,019
Other comprehensive loss before reclassification	(13,170)	(4,735)
Amounts reclassified from accumulated other comprehensive income	(310)	(313)
Net current period other comprehensive loss	(13,480)	(5,048)
Balance, end of period	$57	$15,971

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Three Months Ended March 31,		Affected line item in the statement of income
	2022	2021
	(in thousands)
Unrealized gains on debt securities, net of tax	$393	$396	Net realized gains on investments
	393	396	Income before income taxes
Unrealized gains on debt securities, net of tax	(83)	(83)	Income tax expense
	$310	$313	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2022.

At March 31, 2022, assets measured at fair value on a recurring basis are summarized below:

	March 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$202,236	$—	$202,236
Corporate bonds	—	113,699	—	113,699
U.S. agency-based mortgage-backed securities	—	6,962	—	6,962
U.S. Treasury securities	20,075	—	—	20,075
Total securities available-for-sale—fixed maturity	20,075	322,897	—	342,972
Equity securities:
Domestic common stock	69,156	—	—	69,156
Total	$89,231	$322,897	$—	$412,128

At March 31, 2022, assets measured at amortized cost net of allowance for credit losses are summarized below:

	March 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$459,297	$—	$459,297
Corporate bonds	—	65,469	—	65,469
U.S. agency-based mortgage-backed securities	—	4,447	—	4,447
U.S. Treasury securities	16,112	—	—	16,112
Asset-backed securities	—	100	—	100
Total held-to-maturity	$16,112	$529,313	$—	$545,425

At December 31, 2021, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$216,306	$—	$216,306
Corporate bonds	—	96,426	—	96,426
U.S. agency-based mortgage-backed securities	—	8,089	—	8,089
U.S. Treasury securities	20,948	—	—	20,948
Total securities available-for-sale—fixed maturity	$20,948	$320,821	$—	$341,769
Equity securities:
Domestic common stock	64,140	—	—	64,140
Total	$85,088	$320,821	$—	$405,909

At December 31, 2021, assets measured at amortized cost net of allowance for credit losses are summarized below:

	December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$496,552	$—	$496,552
Corporate bonds	—	57,843	—	57,843
U.S. agency-based mortgage-backed securities	—	5,000	—	5,000
U.S. Treasury securities	16,347	—	—	16,347
Asset-backed securities	—	108	—	108
Total held-to-maturity	$16,347	$559,503	$—	$575,850

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of March 31, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$545,372	$545,425	$549,231	$575,850
Fixed maturity securities—available-for-sale	342,972	342,972	341,769	341,769
Equity securities	69,156	69,156	64,140	64,140
Short-term investments	72,820	72,820	57,431	57,431
Cash and cash equivalents	30,741	30,741	70,722	70,722

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  Repurchases of shares may be made pursuant to pre-established trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

During the three months ended March 31, 2022, 43,893 shares were purchased for $2.1 million, or an average price (including commission) of $46.90 per share.  There were no shares repurchased under this program in 2021.  Since the beginning of this plan, the Company has repurchased a total of 1,302,143 shares for $24.4 million, or an average price of $18.76 (including commission).  At March 31, 2022, the Company had $22.9 million of capacity remaining under its share repurchase authorization.

Note 10. Subsequent Events

On April 26, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.31 per share payable on June 24, 2022 to shareholders of record as of June 17, 2022. The Board considers the payment of a regular cash dividend each calendar quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three months ended March 31, 2022 and 2021. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, credit losses on investment securities and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$77,791	$81,514
Net premiums earned	67,556	70,746
Net investment income	6,113	6,583
Total revenues	75,560	83,351
Total expenses	54,138	59,726
Net income	17,331	19,312
Diluted earnings per common share	$0.89	$0.99
Other Key Measures
Net combined ratio (1)	80.1%	84.6%
Return on average equity (2)	17.4%	17.4%
Book value per share (3)	$20.46	$23.16

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

Consolidated Results of Operations for Three Months Ended March 31, 2022 Compared to March 31, 2021

Gross Premiums Written. Gross premiums written for the quarter ended March 31, 2022 were $77.8 million, compared to $81.5 million for the same period in 2021, a decrease of 4.6%. The decrease was attributable to a $5.9 million decrease in annual premiums on voluntary policies written during the period and a $0.4 million decrease in assumed premium from mandatory pooling arrangements. The decreases were offset by a $2.5 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.  The effective loss cost multiplier, or ELCM, for our voluntary business was 1.54 for the quarter ended March 31, 2022 and 2021.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2022 were $75.2 million, compared to $79.0 million for the same period in 2021, a decrease of 4.8%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.6% for the first quarter of 2022 compared to 3.4% for the first quarter of 2021.  The increase in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2022 reinsurance treaties.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Net Premiums Earned. Net premiums earned for the first quarter of 2022 were $67.6 million, compared to $70.7 million for the same period in 2021, a decrease of 4.5%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the quarter ended March 31, 2022 was $6.1 million, compared to $6.6 million for the same period in 2021, a decrease of 7.1%.  The decrease was due to lower investment yields on fixed income securities and cash balances as well as a decrease in the average invested assets compared to prior year.  Average invested assets, including cash and cash equivalents, were $1.1 billion in the quarter ended March 31, 2022 compared to an average of $1.2 billion for the same period in 2021, a decrease of 7.0%. The pre-tax investment yield on our investment portfolio was 2.3% per annum during the quarter ended March 31, 2022 compared to 2.3% per annum during the same period in 2021. The tax-equivalent yield on our investment portfolio was 2.7% per annum for the quarter ended March 31, 2022 and 2.8% for the same period in 2021. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.  During the quarter, due to the rise in interest rates the market value of our bond portfolio decreased.  (See pages 10 and 11.)

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended March 31, 2022 were $0.7 million compared to net realized gains of $0.3 million for the same period in 2021. Net realized gains in the first quarter of 2022 were attributable to the sale of equity and fixed maturity securities classified as available-for-sale.  Net realized gains in the first quarter of 2021 were from the sale of fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized gains on equity securities for the three months ended March 31, 2022 were $1.0 million compared to net unrealized gains of $5.5 million for the same period in 2021.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $37.7 million for the three months ended March 31, 2022, compared to $39.5 million for the same period in 2021, a decrease of $1.8 million, or 4.5%. The current accident year loss and LAE incurred were $48.0 million compared to $50.9 million for the same period in 2021.  Our loss and LAE ratio for accident year 2022 is estimated at 71.0% of net premiums earned, down from 72.0% initially set for accident year 2021, and is based on long-term claim frequency and severity trends, as well as medical inflation.  We recorded favorable prior accident year development of $10.2 million in the first quarter of 2022, compared to favorable prior accident year development of $11.4 million in the same period of 2021, as further discussed below in “Prior Year Development.” Our net loss ratio was 55.9% in the first quarter of 2022, compared to 55.9% for the same period of 2021.  There was no change to the estimate on the catastrophic claim the Company experienced in the fourth quarter of 2021.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended March 31, 2022 were $15.1 million, compared to $19.0 million for the same period in 2021. This decrease was primarily due to a decrease in insurance related assessments of $3.1 million, a $0.7 million decrease in compensation expense, and a $0.6 million decrease in accounts receivable write-offs mostly on assumed premium from mandatory pooling arrangements. The decrease in insurance related assessments included a benefit of $3.8 million in 2022 due to notification of a return of assessments from the Minnesota Workers’ Compensation Reinsurance Association. Offsetting these amounts was an increase of $0.3 million in mandatory pooling arrangement fees.  Our expense ratio was 22.4% in the first quarter of 2022 compared to 26.8% in the first quarter of 2021.

Income Tax Expense. Income tax expense for the three months ended March 31, 2022 was $4.1 million, compared to $4.3 million for the same period in 2021.  The effective tax rate for the Company was 19.1% in the quarter ended March 31, 2022 and 18.3% for the same period in 2021.  The increase in the effective tax rate was due to a higher proportion of underwriting and taxable investment income compared to the same period of 2021.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $7.1 million for the three months ended March 31, 2022, which represented a $9.5 million decrease from $16.6 million in net cash provided by operating activities for the three months ended March 31, 2021. This decrease in operating cash flow was due to a $4.6 million increase in losses paid, a $2.4 million increase in underwriting expenses paid, a $1.1 million decrease in investment income, and a $0.9 million decrease in premium collections.

Net cash used in investing activities was $39.0 million for the three months ended March 31, 2022, compared to net cash used in investment activities of $39.6 million for the same period in 2021. Cash provided by sales and maturities of investments totaled $34.1 million for the three months ended March 31, 2022, compared to $32.3 million for the same period in 2021. A total of $72.8 million in cash was used to purchase investments in the three months ended March 31, 2022, compared to $71.6 million in purchases for the same period in 2021.

Net cash used in financing activities in the three months ended March 31, 2022 was $8.1 million compared to net cash used in financing activities of $5.7 million for the same period in 2021. In the three months ended March 31, 2022, $6.0 million of cash was used for dividends paid to shareholders compared to $5.7 million in the same period of 2021,  and there were repurchases of our common stock in the amount of $2.1 million compared to no repurchases for the same period in 2021.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.1 billion at March 31, 2022 and December 31, 2021. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity.  Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2022, is shown in the following table:

	Carrying Amount	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$458,073	43.2%
Corporate bonds	66,703	6.3%
U.S. agency-based mortgage-backed securities	4,285	0.4%
U.S. Treasury securities and obligations of U.S. government agencies	16,215	1.5%
Asset-backed securities	96	—
Total fixed maturity securities—held-to-maturity	545,372	51.4%
Fixed maturity securities—available-for-sale:
States and political subdivisions	202,236	19.0%
Corporate bonds	113,699	10.7%
U.S. agency-based mortgage-backed securities	6,962	0.7%
U.S. Treasury securities and obligations of U.S. government agencies	20,075	1.9%
Total fixed maturity securities—available-for-sale	342,972	32.3%
Equity securities	69,156	6.5%
Short-term investments	72,820	6.9%
Cash and cash equivalents	30,741	2.9%
Total investments, including cash and cash equivalents	$1,061,061	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year development of $10.2 million in the three months ended March 31, 2022. The table below sets forth the favorable development for the three months ended March 31, 2022 and 2021 for accident years 2017 through 2021 and, collectively, for all accident years prior to 2017.

	Three Months Ended March 31,
	2022	2021
	(in millions)
Accident Year
2021	$—	$—
2020	—	—
2019	3.8	—
2018	2.8	4.5
2017	1.3	2.5
Prior to 2017	2.3	4.4
Total net development	$10.2	$11.4

The table below sets forth the number of open claims as of March 31, 2022 and 2021, and the number of claims reported and closed during the three months then ended.

	Three Months Ended March 31,
	2022	2021
Open claims at beginning of period	4,594	4,758
Claims reported	993	1,049
Claims closed	(1,178)	(1,200)
Open claims at end of period	4,409	4,607

The number of open claims at March 31, 2022 decreased by 198 claims as compared to the number of open claims at March 31, 2021. At March 31, 2022, our incurred amounts for certain accident years, particularly 2018 and 2019, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of March 31, 2022, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see Item 1, “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2021, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of March 31, 2022, we had repurchased a total of 1,302,143 shares of our outstanding common stock for $24.4 million.  The Company had $22.9 million available for future purchases at March 31, 2022 under this program.  During the month ended March 31, 2022, there were 43,893 shares repurchased at a total cost (including commission) of $2.1 million, or an average price (including commission) of $46.90 per share.  There were no shares repurchased in 2021. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations.  It is anticipated that future purchases will be funded from available capital.

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

AMERISAFE, INC.

April 29, 2022	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

April 29, 2022	/s/ Neal A. Fuller
Neal A. Fuller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)