Form 10-Q
period 2022-06-30
AMERISAFE INC
filed 2022-07-29
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of July 22, 2022, there were 19,283,980 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $276 and $195 in 2022 and 2021, respectively, (fair value $525,637 and $575,850 in 2022 and 2021, respectively)	$541,297	$549,231
Fixed maturity securities—available-for-sale, at fair value (amortized cost $341,297, allowance for credit losses of $0 in 2022 and amortized cost $324,597, allowance for credit losses of $0 in 2021)	330,135	341,769
Equity securities, at fair value (cost $49,422 and $44,175 in 2022 and 2021, respectively)	60,485	64,140
Short-term investments	34,483	57,431
Total investments	966,400	1,012,571
Cash and cash equivalents	85,318	70,722
Amounts recoverable from reinsurers (net of allowance for credit losses of $369 and $440 in 2022 and 2021, respectively)	118,575	120,561
Premiums receivable (net of allowance for credit losses of $4,746 and $4,386 in 2022 and 2021, respectively)	143,307	135,100
Deferred income taxes	21,927	14,384
Accrued interest receivable	8,228	8,080
Property and equipment, net	6,889	6,459
Deferred policy acquisition costs	18,103	17,059
Federal income tax recoverable	289	6,414
Other assets	12,884	11,374
Total assets	$1,381,920	$1,402,724
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$724,891	$745,278
Unearned premiums	130,224	121,092
Amounts held for others	46,112	42,915
Policyholder deposits	37,632	39,383
Insurance-related assessments	18,566	16,850
Accounts payable and other liabilities	37,868	37,883
Payable for investments purchased	1,638	—
Total liabilities	996,931	1,003,401
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2022 and 2021; 20,676,474 and 20,622,304 shares issued; and 19,296,632 and 19,364,054 shares outstanding in 2022 and 2021, respectively	207	206
Additional paid-in capital	219,744	217,458
Treasury stock, at cost (1,379,842 and 1,258,250 shares in 2022 and 2021, respectively)	(28,071)	(22,370)
Accumulated earnings	201,983	190,492
Accumulated other comprehensive income (loss), net	(8,874)	13,537
Total shareholders’ equity	384,989	399,323
Total liabilities and shareholders’ equity	$1,381,920	$1,402,724

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Gross premiums written	$74,460	$73,724	$152,251	$155,238
Ceded premiums written	(2,725)	(2,486)	(5,284)	(5,003)
Net premiums written	$71,735	$71,238	$146,967	$150,235
Net premiums earned	$70,279	$69,888	$137,835	$140,634
Net investment income	6,485	6,730	12,598	13,313
Net realized gains on investments	1,079	1,179	1,817	1,498
Net unrealized gains (losses) on equity securities	(9,942)	3,286	(8,902)	8,797
Fee and other income	135	74	248	266
Total revenues	68,036	81,157	143,596	164,508
Expenses
Loss and loss adjustment expenses incurred	40,326	32,423	78,067	71,940
Underwriting and certain other operating costs	7,684	6,339	11,674	13,266
Commissions	5,453	5,309	10,661	10,783
Salaries and benefits	6,776	6,807	12,691	13,373
Policyholder dividends	688	1,117	1,877	2,467
Provision for investment related credit loss expense (benefit)	(14)	(9)	81	(117)
Total expenses	60,913	51,986	115,051	111,712
Income before income taxes	7,123	29,171	28,545	52,796
Income tax expense	991	5,404	5,082	9,717
Net income	$6,132	$23,767	$23,463	$43,079
Earnings per share
Basic	$0.32	$1.23	$1.22	$2.23
Diluted	$0.32	$1.23	$1.21	$2.22
Shares used in computing earnings per share
Basic	19,273,934	19,327,422	19,302,805	19,319,608
Diluted	19,332,168	19,380,611	19,367,085	19,384,078
Cash dividends declared per common share	$0.31	$0.29	$0.62	$0.58

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$6,132	$23,767	$23,463	$43,079
Other comprehensive income (loss):
Unrealized gain (loss) on debt securities, net of tax	(8,931)	891	(22,411)	(4,157)
Comprehensive income (loss)	$(2,799)	$24,658	$1,052	$38,922

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2022 and 2021

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)	Total
Balance at March 31, 2022	20,622,565	$206	$217,605	(1,302,143)	$(24,429)	$201,834	$57	$395,273
Comprehensive loss:
Net income	—	—	—	—	—	6,132	—	6,132
Other comprehensive loss:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	(8,931)	(8,931)
Comprehensive loss:								(2,799)
Common stock issued	53,909	1	1,969	—	—	—	—	1,970
Purchase of treasury stock	—	—	—	(77,699)	(3,642)	—	—	(3,642)
Share-based compensation	—	—	170	—	—	—	—	170
Dividends to shareholders	—	—	—	—	—	(5,983)	—	(5,983)
Balance at June 30, 2022	20,676,474	$207	$219,744	(1,379,842)	$(28,071)	$201,983	$(8,874)	$384,989

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at March 31, 2021	20,589,309	$206	$215,468	(1,258,250)	$(22,370)	$238,351	$15,971	$447,626
Comprehensive income:
Net income	—	—	—	—	—	23,767	—	23,767
Other comprehensive loss:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	891	891
Comprehensive income:								24,658
Common stock issued	32,995	—	1,563	—	—	—	—	1,563
Share-based compensation	—	—	134	—	—	—	—	134
Dividends to shareholders	—	—	—	—	—	(5,615)	—	(5,615)
Balance at June 30, 2021	20,622,304	$206	$217,165	(1,258,250)	$(22,370)	$256,503	$16,862	$468,366

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2022 and 2021

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)	Total
Balance at December 31, 2021	20,622,304	$206	$217,458	(1,258,250)	$(22,370)	$190,492	$13,537	$399,323
Comprehensive income:
Net income	—	—	—	—	—	23,463	—	23,463
Other comprehensive income:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	(22,411)	(22,411)
Comprehensive income:								1,052
Common stock issued	54,170	1	1,969	—	—	—	—	1,970
Purchase of treasury stock	—	—	—	(121,592)	(5,701)	—	—	(5,701)
Share-based compensation	—	—	317	—	—	—	—	317
Dividends to shareholders	—	—	—	—	—	(11,972)	—	(11,972)
Balance at June 30, 2022	20,676,474	$207	$219,744	(1,379,842)	$(28,071)	$201,983	$(8,874)	$384,989

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at December 31, 2020	20,589,309	$206	$215,316	(1,258,250)	$(22,370)	$224,645	$21,019	$438,816
Comprehensive income:
Net income	—	—	—	—	—	43,079	—	43,079
Other comprehensive income:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	(4,157)	(4,157)
Comprehensive income:								38,922
Common stock issued	32,995	—	1,563	—	—	—	—	1,563
Share-based compensation	—	—	286	—	—	—	—	286
Dividends to shareholders	—	—	—	—	—	(11,221)	—	(11,221)
Balance at June 30, 2021	20,622,304	$206	$217,165	(1,258,250)	$(22,370)	$256,503	$16,862	$468,366

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$23,463	$43,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	602	510
Net amortization of investments	3,896	4,702
Change in investment related allowance for credit losses	81	(117)
Deferred income taxes	(1,586)	552
Net realized gains on investments	(1,817)	(1,498)
Net unrealized (gains) losses on equity securities	8,902	(8,797)
Net realized gains on disposal of assets	—	(21)
Share-based compensation	841	1,307
Changes in operating assets and liabilities:
Premiums receivable, net	(8,207)	(8,398)
Accrued interest receivable	(148)	(81)
Deferred policy acquisition costs	(1,044)	(1,047)
Amounts held by others	—	70
Other assets	(1,500)	(729)
Reserves for loss and loss adjustment expenses	(20,387)	(15,592)
Unearned premiums	9,132	9,601
Reinsurance balances	2,294	(5,109)
Amounts held for others and policyholder deposits	1,446	2,383
Federal income taxes payable	6,125	1,827
Accounts payable and other liabilities	2,895	3,352
Net cash provided by operating activities	24,988	25,994
Investing activities
Purchases of investments held-to-maturity	(27,403)	(8,946)
Purchases of investments available-for-sale	(52,675)	(27,899)
Purchases of equity securities	(7,261)	(3,141)
Purchases of short-term investments	(25,327)	(94,448)
Proceeds from maturities of investments held-to-maturity	33,567	38,165
Proceeds from sales and maturities of investments available-for-sale	36,056	67,669
Proceeds from sales of equity securities	3,877	—
Proceeds from sales and maturities of short-term investments	47,545	10,288
Purchases of property and equipment	(1,032)	(589)
Proceeds from sales of property and equipment	—	23
Net cash provided by (used in) investing activities	7,347	(18,878)
Financing activities
Finance lease purchases	(23)	(21)
Purchase of treasury stock	(5,701)	—
Dividends to shareholders	(12,015)	(11,311)
Net cash used in financing activities	(17,739)	(11,332)
Change in cash and cash equivalents	14,596	(4,216)
Cash and cash equivalents at beginning of period	70,722	61,757
Cash and cash equivalents at end of period	$85,318	$57,541

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the six months ended June 30, 2022 and 2021.

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

Prospective Accounting Guidance

All issued but not yet effective accounting and reporting standards as of June 30, 2022 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Restricted Stock and Stock Options

As of June 30, 2022, the Company has three equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan), the AMERISAFE 2012 Equity and Incentive Compensation Plan (the 2012 Incentive Plan) and the 2022 Equity and Incentive Compensation Plan (the 2022 Incentive Plan). In connection with the approval of the 2022 Incentive Plan by the Company’s shareholders at the annual meeting of shareholders in June 2022, no further grants will be made under the 2012 Incentive Plan.  All grants made under the 2012 Incentive Plan will continue in effect, subject to the terms and conditions of the 2012 Incentive Plan.  See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the Company’s incentive plans.

During the six months ended June 30, 2022, the Company issued 40,959 shares of common stock pursuant to vested performance awards.   During the six months ended June 30, 2022, the Company issued 13,211 shares of restricted common stock to officers and non-employee directors.  The market value of these shares totaled $2.6 million.  During the six months ended June 30, 2021, the Company issued 24,288 shares of common stock pursuant to vested performance awards and 8,707 shares of restricted common stock to non-employee directors. The market value of these shares totaled $2.2 million.

The Company had no stock options outstanding as of June 30, 2022.

The Company recognized share-based compensation expense of $0.8 million in the quarter ended June 30, 2022 and $0.7 million in the same period in 2021.  The Company recognized share-based compensation expense of $0.8 million in the six months ended June 30, 2022 and $1.3 million in the same period in 2021.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$6,132	$23,767	$23,463	$43,079
Basic weighted average common shares	19,273,934	19,327,422	19,302,805	19,319,608
Basic earnings per common share	$0.32	$1.23	$1.22	$2.23
Diluted EPS:
Net income	$6,132	$23,767	$23,463	$43,079
Diluted weighted average common shares:
Weighted average common shares	19,273,934	19,327,422	19,302,805	19,319,608
Restricted stock	58,234	53,189	64,280	64,470
Diluted weighted average common shares	19,332,168	19,380,611	19,367,085	19,384,078
Diluted earnings per common share	$0.32	$1.23	$1.21	$2.22

Note 4. Investments

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at June 30, 2022 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$453,781	$(44)	$453,737	$2,160	$(14,707)	$441,190
Corporate bonds	66,419	(228)	66,191	37	(3,073)	63,155
U.S. agency-based mortgage-backed securities	4,102	—	4,102	106	(57)	4,151
U.S. Treasury securities and obligations of U.S. government agencies	17,182	—	17,182	67	(196)	17,053
Asset-backed securities	89	(4)	85	4	(1)	88
Totals	$541,573	$(276)	$541,297	$2,374	$(18,034)	$525,637

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at June 30, 2022 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$198,330	$1,150	$(6,933)	$192,547	$—
Corporate bonds	118,677	76	(4,155)	114,598	—
U.S. agency-based mortgage-backed securities	6,555	—	(307)	6,248	—
U.S. Treasury securities and obligations of U.S. government agencies	17,735	—	(993)	16,742	—
Totals	$341,297	$1,226	$(12,388)	$330,135	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at June 30, 2022 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$49,422	$11,063	$—	$60,485
Total equity securities	$49,422	$11,063	$—	$60,485

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

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$66,348	$66,309	$70,859	$71,455
After one year through five years	172,853	170,260	174,157	180,376
After five years through ten years	111,775	105,557	100,543	104,851
After ten years	186,134	179,272	198,945	214,060
U.S. agency-based mortgage-backed securities	4,102	4,151	4,623	5,000
Asset-backed securities	85	88	104	108
Totals	$541,297	$525,637	$549,231	$575,850

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$40,763	$40,363	$30,925	$31,258
After one year through five years	80,218	78,350	97,830	100,716
After five years through ten years	80,396	75,876	58,050	60,137
After ten years	133,365	129,298	129,848	141,569
U.S. agency-based mortgage-backed securities	6,555	6,248	7,944	8,089
Totals	$341,297	$330,135	$324,597	$341,769

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2022:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
June 30, 2022
Available-for-Sale
States and political subdivisions	$124,916	$6,933	$—	$—	$124,916	$6,933
Corporate bonds	95,865	4,155	—	—	95,865	4,155
U.S. agency-based mortgage-backed securities	6,248	307	—	—	6,248	307
U.S. Treasury securities and obligations of U.S. government agencies	13,741	993	—	—	13,741	993
Total available-for-sale securities	$240,770	$12,388	$—	$—	$240,770	$12,388

At June 30, 2022, we held 178 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position, of which none were in a continuous unrealized loss position for longer than 12 months.

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the quarter ended June 30, 2022.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at March 31, 2022	$45	$241	$—	$—	$4	$290
Provision for credit loss benefit	(1)	(13)	—	—	—	(14)
Balance at June 30, 2022	$44	$228	$—	$—	$4	$276

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the six months ended June 30, 2022.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2021	$48	$143	$—	$—	$4	$195
Provision for credit loss expense (benefit)	(4)	85	—	—	—	81
Balance at June 30, 2022	$44	$228	$—	$—	$4	$276

The Company has established an allowance for credit losses on 353 held-to-maturity securities totaling $0.3 million.  The majority of those securities were issued by states and political subdivisions (325 securities) and corporate bonds (25 securities).

The Company has no allowance for credit losses on investments classified as available-for-sale for the period ended June 30, 2022.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of June 30, 2022.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized cost
	(in thousands)
AAA/AA/A ratings	$450,801	$26,995	$4,102	$17,182	$62	$499,142
Baa/BBB ratings	2,980	39,424	—	—	12	42,416
B ratings	—	—	—	—	15	15
Total	$453,781	$66,419	$4,102	$17,182	$89	$541,573

Net realized gains in the quarter ended June 30, 2022 were $1.1 million resulting from the sale of equity securities.  Net realized gains in the quarter ended June 30, 2021 were $1.2 million resulting from the sale of fixed maturity securities classified as available-for-sale.

Net realized gains in the six months ended June 30, 2022 were $1.8 million resulting primarily from the sale of equity and fixed maturity securities classified as available-for-sale.  Net realized gains in the six months ended June 30, 2021 were $1.5 million resulting primarily from the sale of fixed maturity securities classified as available-for-sale and from called fixed maturity securities.

During the second quarter of 2022, we recognized through income $9.9 million of net unrealized losses on equity securities.  During the second quarter of 2021, we recognized through income $3.3 million of net unrealized gains on equity securities.

During the six months ended June 30, 2022, we recognized through income $8.9 million of net unrealized losses on equity securities.  During the six months ended June 30, 2021, we recognized through income $8.8 million of net unrealized gains on equity securities.

Investment income is recognized as it is earned. The discount or premium on fixed maturity securities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of June 30, 2022, the Company had no valuation allowance against its deferred income tax assets and liabilities.  As of June 30, 2021, the Company had a valuation allowance of $1.3 million against its deferred income tax benefits.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes primarily due to the impact of tax-exempt investment income and state income tax accruals.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for the periods ended June 30, 2022 and 2021.

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

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Balance, beginning of period	$745,278	$760,561
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	119,266	105,707
Net balance, beginning of period	626,012	654,854
Add incurred related to:
Current accident year	97,863	101,257
Prior accident years	(19,796)	(29,317)
Total incurred	78,067	71,940
Less paid related to:
Current accident year	14,063	12,786
Prior accident years	82,473	79,814
Total paid	96,536	92,600
Net balance, end of period	607,543	634,194
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	117,348	110,775
Balance, end of period	$724,891	$744,969

The foregoing reconciliation reflects favorable development of the net reserves at June 30, 2022 and June 30, 2021. The favorable development reduced loss and loss adjustment expenses incurred by $19.8 million and $29.3 million in 2022 and 2021, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$388	$452	$440	$452
Provision for credit loss benefit	(19)	(3)	(71)	(3)
Balance, end of period	$369	$449	$369	$449

Note 7. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income plus unrealized gains (losses) on our available-for-sale investment securities, net of tax. In reporting comprehensive income (loss) on a net basis in the statements of comprehensive income (loss), we used a 21 percent tax rate in 2022 and 2021.  The difference between net income as reported and comprehensive income (loss) was due primarily to changes in unrealized gains and losses, net of tax on available-for-sale debt securities.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive income (loss) for each period presented in the interim financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$57	$15,971	$13,537	$21,019
Other comprehensive income (loss) before reclassification	(8,248)	2,139	(21,705)	(2,596)
Amounts reclassified from accumulated other comprehensive income (loss)	(683)	(1,248)	(706)	(1,561)
Net current period other comprehensive income (loss)	(8,931)	891	(22,411)	(4,157)
Balance, end of period	$(8,874)	$16,862	$(8,874)	$16,862

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income (loss) to current period net income. The effects of reclassifications out of accumulated other comprehensive income (loss) by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Six Months Ended		Affected line item in the
Comprehensive Income (Loss)	June 30,		June 30,		statement of income
	2022	2021	2022	2021
	(in thousands)
Unrealized gains on debt securities, net of tax	$865	$1,580	$894	$1,976	Net realized gains on investments
	865	1,580	894	1,976	Income before income taxes
Unrealized gains on debt securities, net of tax	(182)	(332)	(188)	(415)	Income tax expense
	$683	$1,248	$706	$1,561	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2022.

At June 30, 2022, assets measured at fair value on a recurring basis are summarized below:

	June 30, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$192,547	$—	$192,547
Corporate bonds	—	114,598	—	114,598
U.S. agency-based mortgage-backed securities	—	6,248	—	6,248
U.S. Treasury securities	16,742	—	—	16,742
Total securities available-for-sale—fixed maturity	16,742	313,393	—	330,135
Equity securities:
Domestic common stock	60,485	—	—	60,485
Total	$77,227	$313,393	$—	$390,620

At June 30, 2022, assets measured at amortized cost net of allowance for credit losses are summarized below:

	June 30, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$441,190	$—	$441,190
Corporate bonds	—	63,155	—	63,155
U.S. agency-based mortgage-backed securities	—	4,151	—	4,151
U.S. Treasury securities	17,053	—	—	17,053
Asset-backed securities	—	88	—	88
Total held-to-maturity	$17,053	$508,584	$—	$525,637

At December 31, 2021, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$216,306	$—	$216,306
Corporate bonds	—	96,426	—	96,426
U.S. agency-based mortgage-backed securities	—	8,089	—	8,089
U.S. Treasury securities	20,948	—	—	20,948
Total securities available-for-sale—fixed maturity	$20,948	$320,821	$—	$341,769
Equity securities:
Domestic common stock	64,140	—	—	64,140
Total	$85,088	$320,821	$—	$405,909

At December 31, 2021, assets measured at amortized cost net of allowance for credit losses are summarized below:

	December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$496,552	$—	$496,552
Corporate bonds	—	57,843	—	57,843
U.S. agency-based mortgage-backed securities	—	5,000	—	5,000
U.S. Treasury securities	16,347	—	—	16,347
Asset-backed securities	—	108	—	108
Total held-to-maturity	$16,347	$559,503	$—	$575,850

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of June 30, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$541,297	$525,637	$549,231	$575,850
Fixed maturity securities—available-for-sale	330,135	330,135	341,769	341,769
Equity securities	60,485	60,485	64,140	64,140
Short-term investments	34,483	34,483	57,431	57,431
Cash and cash equivalents	85,318	85,318	70,722	70,722

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date.  As of June 30, 2022, $19.3 million was available for future purchases.  Repurchases of shares may be made pursuant to pre-established trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

During the three months ended June 30, 2022, 77,699 shares were purchased for $3.6 million, or an average price of $46.88 per share (including commissions).  During the six months ended June 30, 2022, 121,592 shares were purchased for $5.7 million, or an average price of $46.88 per share (including commissions).  There were no shares purchased in the three or six months ended June 30, 2021.

Note 10. Subsequent Events

On July 26, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.31 per share payable on September 23, 2022 to shareholders of record as of September 9, 2022. The Board considers the payment of a regular cash dividend each calendar quarter.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2022 and 2021. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$74,460	$73,724	$152,251	$155,238
Net premiums earned	70,279	69,888	137,835	140,634
Net investment income	6,485	6,730	12,598	13,313
Total revenues	68,036	81,157	143,596	164,508
Total expenses	60,913	51,986	115,051	111,712
Net income	6,132	23,767	23,463	43,079
Diluted earnings per common share	$0.32	$1.23	$1.21	$2.22
Other Key Measures
Net combined ratio (1)	86.7%	74.4%	83.4%	79.6%
Return on average equity (2)	6.3%	20.8%	12.0%	19.0%
Book value per share (3)	$19.95	$24.19	$19.95	$24.19

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

Consolidated Results of Operations for Three Months Ended June 30, 2022 Compared to June 30, 2021

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2022 were $74.5 million, compared to $73.7 million for the same period in 2021, an increase of 1.0%. The increase was attributable to a $5.0 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.  This increase was offset by a $3.9 million decrease in annual premiums on voluntary policies written during the period and a $0.5 million decrease in assumed premium from mandatory pooling arrangements.  The effective loss cost multiplier, or ELCM, for our voluntary business was 1.51 for the quarter ended June 30, 2022 compared to 1.52 for the same period in 2021.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2022 were $71.7 million, compared to $71.2 million for the same period in 2021, an increase of 0.7%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.7% for the second quarter of 2022 compared to 3.4% for the second quarter of 2021.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Net Premiums Earned. Net premiums earned for the second quarter of 2022 were $70.3 million, compared to $69.9 million for the same period in 2021, an increase of 0.6%. The increase was primarily attributable to the increase in net premiums written during the period.

Net Investment Income. Net investment income for the quarter ended June 30, 2022 was $6.5 million, compared to $6.7 million for the same period in 2021, a decrease of 3.6%.  The decrease was due to lower investment yields on fixed income securities and cash balances as well as a decrease in the average invested assets compared to prior year.  Average invested assets, including cash and cash equivalents, were $1.1 billion in the quarter ended June 30, 2022 compared to an average of $1.2 billion for the same period in 2021, a decrease of 9.2%. The pre-tax investment yield on our investment portfolio was 2.5% per annum during the quarter ended June 30, 2022 compared to 2.3% per annum during the same period in 2021. The tax-equivalent yield on our investment portfolio was 2.9% per annum for the quarter ended June 30, 2022 and 2.6% for the same period in 2021. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.  Due to the rise in interest rates, the market value of our bond portfolio decreased during the quarter.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended June 30, 2022 were $1.1 million compared to net realized gains of $1.2 million for the same period in 2021. Net realized gains in the second quarter of

2022 were mostly attributable to the sale of equity securities.  Net realized gains in the second quarter of 2021 were attributable to the sale of fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. Due to declines in the equity markets, the value of our equity securities declined by $9.9 million for the three months ended June 30, 2022 compared to an increase of $3.3 million for the same period in 2021.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred totaled $40.3 million for the three months ended June 30, 2022, compared to $32.4 million for the same period in 2021, an increase of $7.9 million, or 24.4%. The current accident year loss and LAE incurred were $49.9 million compared to $50.3 million for the same period in 2021.  Our loss and LAE ratio for accident year 2022 is estimated at 71.0% of net premiums earned, down from 72.0% initially set for accident year 2021, and is based on long-term claim frequency and severity trends, as well as medical inflation.  We recorded favorable prior accident year development of $9.6 million in the second quarter of 2022, compared to favorable prior accident year development of $17.9 million in the same period of 2021, as further discussed below in “Prior Year Development.” Our net loss ratio was 57.4% in the second quarter of 2022, compared to 46.4% for the same period of 2021.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2022 were $19.9 million, compared to $18.5 million for the same period in 2021. This increase was primarily due to an increase in insurance related assessments of $0.9 million.  Our expense ratio was 28.3% in the second quarter of 2022 compared to 26.4% in the second quarter of 2021.

Income Tax Expense. Income tax expense for the three months ended June 30, 2022 was $1.0 million, compared to $5.4 million for the same period in 2021.  The effective tax rate for the Company was 13.9% in the quarter ended June 30, 2022 and 18.5% for the same period in 2021.  The decrease in the effective tax rate was due to a lower proportion of income from underwriting and taxable investment income compared to the same period of 2021.

Consolidated Results of Operations for Six Months Ended June 30, 2022 Compared to June 30, 2021

Gross Premiums Written. Gross premiums written for the six months ended June 30, 2022 were $152.3 million, compared to $155.2 million for the same period in 2021, a decrease of 1.9%. The decrease was attributable to a $9.9 million decrease in annual premiums on voluntary policies written during the period and a $0.9 million decrease in assumed premium from mandatory pooling arrangements.  These decreases were offset by a $7.5 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.  The ELCM for our voluntary business was 1.53 for the six months ended June 30, 2022 and 2021.

Net Premiums Written. Net premiums written for the six months ended June 30, 2022 were $147.0 million, compared to $150.2 million for the same period in 2021, a decrease of 2.2%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.7% for the first six months of 2022 compared to 3.4% in the same period of 2021.  The increase in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2022 reinsurance treaties.  For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Net Premiums Earned. Net premiums earned for the six months ended June 30, 2022 were $137.8 million, compared to $140.6 million for the same period in 2021, a decrease of 2.0%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the first six months of 2022 was $12.6 million, compared to $13.3 million for the same period in 2021, a decrease of 5.4%. The decrease was due to lower investment yields on fixed income securities and cash balances.  Average invested assets, including cash and cash equivalents were $1.1 billion in the six months ended June 30, 2022 compared to an average of $1.2 billion in the same period in 2021, a decrease of 8.1%. The pre-tax investment yield on our investment portfolio was 2.4% per annum during the six months ended June 30, 2022 compared to 2.3% per annum for the same period in 2021. The tax-equivalent yield on our investment portfolio was 2.9% per annum for the first six months of 2022 compared to 2.6% in the same period in 2021. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.  Due to the rise in interest rates, the market value of our bond portfolio decreased during the six months ended June 30, 2022.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the six months ended June 30, 2022 were $1.8 million compared to net realized gains of $1.5 million for the same period in 2021.  Net realized gains in the first six months of 2022 were attributable to sales of equity and fixed maturity securities classified as available-for-sale.  Net realized gains in the first six months of 2021 were attributable to sales of fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. Due to declines in the equity markets, the value of our equity securities declined by $8.9 million for the six months ended June 30, 2022 compared to an increase of $8.8 million for the same period in 2021.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $78.1 million for the six months ended June 30, 2022, compared to $71.9 million for the same period in 2021, an increase of $6.1 million, or 8.5%. The current accident year loss and LAE incurred were $97.9 million compared to $101.3 million for the same period in 2021.  Our loss and LAE ratio for accident year 2022 is estimated at 71.0% of net premiums earned, down from 72.0% initially set for accident year 2021, and is based on long-term claim frequency and severity trends, as well as medical inflation.  We recorded favorable prior accident year development of $19.8 million in the first six months of 2022, compared to favorable prior accident year development of $29.3 million in the same period of 2021, as further discussed below in “Prior Year Development.” Our net loss ratio was 56.6% in the first six months of 2022, compared to 51.2% for the same period of 2021.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the six months ended June 30, 2022 were $35.0 million, compared to $37.4 million for the same period in 2021, a decrease of 6.4%. This decrease was primarily due to a decrease in insurance related assessments of $2.2 million, a $0.8 million decrease in accounts receivable write-offs, and a $0.7 million decrease in compensation expense.  The decrease in insurance related assessments included a benefit of $3.8 million in 2022 due to a return of assessments from the Minnesota Workers’ Compensation Reinsurance Association.  Partially offsetting these amounts were a $0.4 million increase in systems costs, a $0.3 million increase in travel and travel related items, and a $0.3 million increase in professional fees.  Our expense ratio was 25.4% in the first six months of 2022 compared to 26.6% for the same period in 2021.

Income Tax Expense. Income tax expense for the six months ended June 30, 2022 was $5.1 million, compared to $9.7 million for the same period in 2021. The effective tax rate for the Company decreased to 17.8% for the six months ended June 30, 2022 from 18.4% for the six months ended June 30, 2021.  The decrease in the effective tax rate is due to a lower proportion of income from underwriting and taxable investment income for the six months ended June 30, 2022 compared with the six months ended June 30, 2021.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $25.0 million for the six months ended June 30, 2022, which represented a $1.0 million decrease from $26.0 million in net cash provided by operating activities for the six months ended June 30, 2021. This decrease in operating cash flow was due to a $3.8 million increase in losses paid, a $3.3 million decrease in premium collections, and a $1.6 million decrease in investment income.  Offsetting these amounts were a $6.4 million decrease in federal taxes paid and a $1.3 million decrease in underwriting expenses paid.

Net cash provided by investing activities was $7.3 million for the six months ended June 30, 2022, compared to net cash used in investment activities of $18.9 million for the same period in 2021. Cash provided by sales and maturities of investments totaled $121.0 million for the six months ended June 30, 2022, compared to $116.1 million for the same period in 2021. A total of $112.7 million in cash was used to purchase investments in the six months ended June 30, 2022, compared to $134.4 million in purchases for the same period in 2021.

Net cash used in financing activities in the six months ended June 30, 2022 was $17.7 million compared to net cash used in financing activities of $11.3 million for the same period in 2021. In the six months ended June 30, 2022, $12.0 million of cash was used for dividends paid to shareholders compared to $11.3 million in the same period of 2021.  In the six months ended June 30, 2022, repurchases of outstanding shares of our common stock totaled $5.7 million, compared to none for the same period in 2021.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.1 billion at June 30, 2022 and December 31, 2021. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity.  Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2022, is shown in the following table:

	Carrying Amount	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$453,737	43.1%
Corporate bonds	66,191	6.3%
U.S. agency-based mortgage-backed securities	4,102	0.4%
U.S. Treasury securities and obligations of U.S. government agencies	17,182	1.6%
Asset-backed securities	85	—
Total fixed maturity securities—held-to-maturity	541,297	51.4%
Fixed maturity securities—available-for-sale:
States and political subdivisions	192,547	18.3%
Corporate bonds	114,598	10.9%
U.S. agency-based mortgage-backed securities	6,248	0.6%
U.S. Treasury securities and obligations of U.S. government agencies	16,742	1.6%
Total fixed maturity securities—available-for-sale	330,135	31.4%
Equity securities	60,485	5.8%
Short-term investments	34,483	3.3%
Cash and cash equivalents	85,318	8.1%
Total investments, including cash and cash equivalents	$1,051,718	100.0%

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

For our debt securities classified as held-to-maturity, non-credit related unrecognized gains and losses are not recorded in the financial statements until realized. Effective upon the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses, management is required to estimate held-to-maturity expected credit related losses and recognize a credit loss allowance on the balance sheet with a corresponding adjustment to earnings.  Any adjustments to the estimated expected credit related losses are recognized through earnings and adjustments to the credit loss allowance.

Prior Year Development

The Company recorded favorable prior accident year development of $9.6 million in the three months ended June 30, 2022. The table below sets forth the favorable development for the three and six months ended June 30, 2022 and 2021 for accident years 2017 through 2021 and, collectively, for all accident years prior to 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Accident Year
2021	$—	$—	$—	$—
2020	2.1	—	2.1	—
2019	2.4	4.5	6.1	4.5
2018	1.4	4.0	4.3	8.5
2017	1.0	4.4	2.2	6.9
Prior to 2017	2.7	5.0	5.1	9.4
Total net development	$9.6	$17.9	$19.8	$29.3

The table below sets forth the number of open claims as of June 30, 2022 and 2021, and the number of claims reported and closed during the three and six months then ended.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Open claims at beginning of period	4,409	4,607	4,594	4,758
Claims reported	1,001	1,078	1,994	2,127
Claims closed	(975)	(1,112)	(2,153)	(2,312)
Open claims at end of period	4,435	4,573	4,435	4,573

The number of open claims at June 30, 2022 decreased by 138 claims as compared to the number of open claims at June 30, 2021. At June 30, 2022, our incurred amounts for certain accident years, particularly 2017 through 2020, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled.  Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of June 30, 2022, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of June 30, 2022, we had repurchased a total of 1,379,842 shares of our outstanding common stock for $28.1 million.  The Company had $19.3 million available for future purchases at June 30, 2022 under this program.  The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations.  It is anticipated that future purchases will be funded from available capital.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
April 1, 2022 to April 30, 2022	25,542	$45.71	25,542	$21,774
May 1, 2022 to May 31, 2022	52,157	47.45	52,157	19,299
June 1, 2022 to June 30, 2022	—	—	—	19,299
Total	77,699		77,699

(1)	Average price paid per share includes commissions.

Item 6. Exhibits.

Exhibit No.	Description

10.1	2022 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 29, 2022)

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neal A. Fuller filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Neal A. Fuller filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

July 29, 2022	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

July 29, 2022	/s/ Neal A. Fuller
Neal A. Fuller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)