Form 10-Q
period 2022-09-30
AMERISAFE INC
filed 2022-10-28
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of October 21, 2022, there were 19,155,873 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $255 and $195 in 2022 and 2021, respectively, (fair value $479,911 and $575,850 in 2022 and 2021, respectively)	$514,610	$549,231
Fixed maturity securities—available-for-sale, at fair value (amortized cost $351,118, allowance for credit losses of $0 in 2022 and amortized cost $324,597, allowance for credit losses of $0 in 2021)	325,891	341,769
Equity securities, at fair value (cost $50,394 and $44,175 in 2022 and 2021, respectively)	57,375	64,140
Short-term investments	36,927	57,431
Total investments	934,803	1,012,571
Cash and cash equivalents	90,952	70,722
Amounts recoverable from reinsurers (net of allowance for credit losses of $404 and $440 in 2022 and 2021, respectively)	117,968	120,561
Premiums receivable (net of allowance for credit losses of $4,677 and $4,386 in 2022 and 2021, respectively)	137,012	135,100
Deferred income taxes	26,227	14,384
Accrued interest receivable	8,772	8,080
Property and equipment, net	7,380	6,459
Deferred policy acquisition costs	18,275	17,059
Federal income tax recoverable	2,154	6,414
Other assets	15,953	11,374
Total assets	$1,359,496	$1,402,724
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$716,196	$745,278
Unearned premiums	128,093	121,092
Amounts held for others	47,670	42,915
Policyholder deposits	36,864	39,383
Insurance-related assessments	18,751	16,850
Accounts payable and other liabilities	38,778	37,883
Payable for investments purchased	125	—
Total liabilities	986,477	1,003,401
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2022 and 2021; 20,678,572 and 20,622,304 shares issued; and 19,159,171 and 19,364,054 shares outstanding in 2022 and 2021, respectively	207	206
Additional paid-in capital	219,988	217,458
Treasury stock, at cost (1,519,401 and 1,258,250 shares in 2022 and 2021, respectively)	(34,606)	(22,370)
Accumulated earnings	207,394	190,492
Accumulated other comprehensive income (loss), net	(19,964)	13,537
Total shareholders’ equity	373,019	399,323
Total liabilities and shareholders’ equity	$1,359,496	$1,402,724

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Gross premiums written	$68,212	$67,185	$220,463	$222,423
Ceded premiums written	(2,553)	(2,407)	(7,837)	(7,410)
Net premiums written	$65,659	$64,778	$212,626	$215,013
Net premiums earned	$67,790	$67,626	$205,625	$208,260
Net investment income	6,983	6,049	19,581	19,362
Net realized gains (losses) on investments	585	(8)	2,402	1,490
Net unrealized gains (losses) on equity securities	(4,082)	(771)	(12,984)	8,026
Fee and other income	104	149	352	415
Total revenues	71,380	73,045	214,976	237,553
Expenses
Loss and loss adjustment expenses incurred	37,725	29,661	115,792	101,601
Underwriting and certain other operating costs	7,426	6,503	19,100	19,769
Commissions	5,422	5,173	16,083	15,956
Salaries and benefits	6,737	6,239	19,428	19,612
Policyholder dividends	640	733	2,517	3,200
Provision for investment related credit loss expense (benefit)	(21)	15	60	(102)
Total expenses	57,929	48,324	172,980	160,036
Income before income taxes	13,451	24,721	41,996	77,517
Income tax expense	2,090	5,585	7,172	15,302
Net income	$11,361	$19,136	$34,824	$62,215
Earnings per share
Basic	$0.59	$0.99	$1.81	$3.22
Diluted	$0.59	$0.99	$1.80	$3.21
Shares used in computing earnings per share
Basic	19,198,320	19,344,636	19,267,602	19,328,041
Diluted	19,269,346	19,407,918	19,340,898	19,392,939
Cash dividends declared per common share	$0.31	$0.29	$0.93	$0.87

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$11,361	$19,136	$34,824	$62,215
Other comprehensive income:
Unrealized loss on debt securities, net of tax	(11,090)	(1,876)	(33,501)	(6,033)
Comprehensive income	$271	$17,260	$1,323	$56,182

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended September 30, 2022 and 2021

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at June 30, 2022	20,676,474	$207	$219,744	(1,379,842)	$(28,071)	$201,983	$(8,874)	$384,989
Comprehensive income:
Net income	—	—	—	—	—	11,361	—	11,361
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(11,090)	(11,090)
Comprehensive income:								271
Common stock issued	2,098	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(139,559)	(6,535)	—	—	(6,535)
Share-based compensation	—	—	244	—	—	—	—	244
Dividends to shareholders	—	—	—	—	—	(5,950)	—	(5,950)
Balance at September 30, 2022	20,678,572	$207	$219,988	(1,519,401)	$(34,606)	$207,394	$(19,964)	$373,019

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at June 30, 2021	20,622,304	$206	$217,165	(1,258,250)	$(22,370)	$256,503	$16,862	$468,366
Comprehensive income:
Net income	—	—	—	—	—	19,136	—	19,136
Other comprehensive income:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	(1,876)	(1,876)
Comprehensive income:								17,260
Share-based compensation	—	—	146	—	—	—	—	146
Dividends to shareholders	—	—	—	—	—	(5,616)	—	(5,616)
Balance at September 30, 2021	20,622,304	$206	$217,311	(1,258,250)	$(22,370)	$270,023	$14,986	$480,156

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2022 and 2021

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)	Total
Balance at December 31, 2021	20,622,304	$206	$217,458	(1,258,250)	$(22,370)	$190,492	$13,537	$399,323
Comprehensive income:
Net income	—	—	—	—	—	34,824	—	34,824
Other comprehensive income:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	(33,501)	(33,501)
Comprehensive income:								1,323
Common stock issued	56,268	1	1,969	—	—	—	—	1,970
Purchase of treasury stock	—	—	—	(261,151)	(12,236)	—	—	(12,236)
Share-based compensation	—	—	561	—	—	—	—	561
Dividends to shareholders	—	—	—	—	—	(17,922)	—	(17,922)
Balance at September 30, 2022	20,678,572	$207	$219,988	(1,519,401)	$(34,606)	$207,394	$(19,964)	$373,019

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total
Balance at December 31, 2020	20,589,309	$206	$215,316	(1,258,250)	$(22,370)	$224,645	$21,019	$438,816
Comprehensive income:
Net income	—	—	—	—	—	62,215	—	62,215
Other comprehensive income:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	(6,033)	(6,033)
Comprehensive income:								56,182
Common stock issued	32,995	—	1,563	—	—	—	—	1,563
Share-based compensation	—	—	432	—	—	—	—	432
Dividends to shareholders	—	—	—	—	—	(16,837)	—	(16,837)
Balance at September 30, 2021	20,622,304	$206	$217,311	(1,258,250)	$(22,370)	$270,023	$14,986	$480,156

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$34,824	$62,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	953	754
Net amortization of investments	5,380	7,111
Change in investment related allowance for credit losses	60	(102)
Deferred income taxes	(2,937)	530
Net realized gains on investments	(2,402)	(1,490)
Net unrealized (gains) losses on equity securities	12,984	(8,026)
Net realized gains on disposal of assets	(2)	(21)
Share-based compensation	1,512	1,735
Changes in operating assets and liabilities:
Premiums receivable, net	(1,912)	2,243
Accrued interest receivable	(692)	126
Deferred policy acquisition costs	(1,216)	(770)
Amounts held by others	—	70
Other assets	(1,470)	(554)
Reserves for loss and loss adjustment expenses	(29,082)	(39,772)
Unearned premiums	7,001	6,753
Reinsurance balances	2,809	(2,591)
Amounts held for others and policyholder deposits	2,236	(3,423)
Federal income taxes payable	4,260	2,268
Accounts payable and other liabilities	3,760	2,368
Net cash provided by operating activities	36,066	29,424
Investing activities
Purchases of investments held-to-maturity	(32,152)	(23,231)
Purchases of investments available-for-sale	(91,276)	(31,915)
Purchases of equity securities	(10,763)	(4,886)
Purchases of short-term investments	(59,155)	(115,812)
Proceeds from maturities of investments held-to-maturity	59,884	63,324
Proceeds from sales and maturities of investments available-for-sale	63,706	97,069
Proceeds from sales of equity securities	7,005	—
Proceeds from sales and maturities of short-term investments	79,014	65,064
Purchases of property and equipment	(1,872)	(732)
Proceeds from sales of property and equipment	—	23
Net cash provided by investing activities	14,391	48,904
Financing activities
Finance lease purchases	(35)	(32)
Purchase of treasury stock	(12,236)	—
Dividends to shareholders	(17,956)	(16,925)
Net cash used in financing activities	(30,227)	(16,957)
Change in cash and cash equivalents	20,230	61,371
Cash and cash equivalents at beginning of period	70,722	61,757
Cash and cash equivalents at end of period	$90,952	$123,128

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the nine months ended September 30, 2022 and 2021.

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

Prospective Accounting Guidance

All issued but not yet effective accounting and reporting standards as of September 30, 2022 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Restricted Stock, Restricted Stock Units, and Stock Options

As of September 30, 2022, the Company has three equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan), the AMERISAFE 2012 Equity and Incentive Compensation Plan (the 2012 Incentive Plan) and the 2022 Equity and Incentive Compensation Plan (the 2022 Incentive Plan). In connection with the approval of the 2022 Incentive Plan by the Company’s shareholders at the annual meeting of shareholders in June 2022, no further grants will be made under the 2012 Incentive Plan. All grants made under the 2012 Incentive Plan will continue in effect, subject to the terms and conditions of the 2012 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the Company’s incentive plans.

During the nine months ended September 30, 2022, the Company issued 40,959 shares of common stock pursuant to vested performance awards. During the nine months ended September 30, 2022, the Company issued 15,309 shares of restricted common stock to officers and non-employee directors. The market value of these shares totaled $2.7 million. During the nine months ended

September 30, 2021, the Company issued 24,288 shares of common stock pursuant to vested performance awards and 8,707 shares of restricted common stock to non-employee directors. The market value of these shares totaled $2.2 million.

During the nine months ended September 30, 2022, the Company awarded 22,826 restricted stock units (RSUs) to an officer. The market value of these RSUs totaled $1.1 million. The Company did not issue any RSUs in the prior year.

The Company had no stock options outstanding as of September 30, 2022.

The Company recognized share-based compensation expense of $0.7 million in the quarter ended September 30, 2022 and $0.4 million in the same period in 2021. The Company recognized share-based compensation expense of $1.5 million in the nine months ended September 30, 2022 and $1.7 million in the same period in 2021.

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

The diluted EPS calculation includes potential common shares assumed issued under the treasury stock method, which reflects the potential dilution that would occur if any restricted stock or RSUs become vested.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$11,361	$19,136	$34,824	$62,215
Basic weighted average common shares	19,198,320	19,344,636	19,267,602	19,328,041
Basic earnings per common share	$0.59	$0.99	$1.81	$3.22
Diluted EPS:
Net income	$11,361	$19,136	$34,824	$62,215
Diluted weighted average common shares:
Weighted average common shares	19,198,320	19,344,636	19,267,602	19,328,041
Restricted stock and RSUs	71,026	63,282	73,296	64,898
Diluted weighted average common shares	19,269,346	19,407,918	19,340,898	19,392,939
Diluted earnings per common share	$0.59	$0.99	$1.80	$3.21

Note 4. Investments

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at September 30, 2022 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$434,938	$(44)	$434,894	$265	$(30,096)	$405,063
Corporate bonds	62,390	(208)	62,182	2	(4,242)	57,942
U.S. agency-based mortgage-backed securities	3,812	—	3,812	32	(185)	3,659
U.S. Treasury securities and obligations of U.S. government agencies	13,647	—	13,647	27	(504)	13,170
Asset-backed securities	78	(3)	75	3	(1)	77
Totals	$514,865	$(255)	$514,610	$329	$(35,028)	$479,911

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at September 30, 2022 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$180,244	$118	$(14,201)	$166,161	$—
Corporate bonds	149,008	—	(8,960)	140,048	—
U.S. agency-based mortgage-backed securities	6,208	—	(629)	5,579	—
U.S. Treasury securities and obligations of U.S. government agencies	15,658	6	(1,561)	14,103	—
Totals	$351,118	$124	$(25,351)	$325,891	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at September 30, 2022 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$50,394	$6,981	$—	$57,375
Total equity securities	$50,394	$6,981	$—	$57,375

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

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$49,585	$49,329	$70,859	$71,455
After one year through five years	170,447	163,167	174,157	180,376
After five years through ten years	113,055	101,641	100,543	104,851
After ten years	177,636	162,038	198,945	214,060
U.S. agency-based mortgage-backed securities	3,812	3,659	4,623	5,000
Asset-backed securities	75	77	104	108
Totals	$514,610	$479,911	$549,231	$575,850

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$38,171	$37,570	$30,925	$31,258
After one year through five years	71,031	67,053	97,830	100,716
After five years through ten years	100,619	91,651	58,050	60,137
After ten years	135,089	124,038	129,848	141,569
U.S. agency-based mortgage-backed securities	6,208	5,579	7,944	8,089
Totals	$351,118	$325,891	$324,597	$341,769

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2022:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
September 30, 2022
Available-for-Sale
States and political subdivisions	$150,390	$11,587	$13,456	$2,614	$163,846	$14,201
Corporate bonds	124,596	7,146	15,452	1,814	140,048	8,960
U.S. agency-based mortgage-backed securities	5,120	558	458	71	5,578	629
U.S. Treasury securities and obligations of U.S. government agencies	7,978	850	5,208	711	13,186	1,561
Total available-for-sale securities	$288,084	$20,141	$34,574	$5,210	$322,658	$25,351

At September 30, 2022, we held 222 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position.

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the quarter ended September 30, 2022.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at June 30, 2022	$44	$228	$—	$—	$4	$276
Provision for credit loss benefit	—	(20)	—	—	(1)	(21)
Balance at September 30, 2022	$44	$208	$—	$—	$3	$255

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the nine months ended September 30, 2022.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2021	$48	$143	$—	$—	$4	$195
Provision for credit loss expense (benefit)	(4)	65	—	—	(1)	60
Balance at September 30, 2022	$44	$208	$—	$—	$3	$255

The Company has established an allowance for credit losses on 484 held-to-maturity securities totaling $0.3 million. The majority of those securities were issued by states and political subdivisions (458 securities) and corporate bonds (23 securities).

The Company has no allowance for credit losses on investments classified as available-for-sale for the period ended September 30, 2022.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of September 30, 2022.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized cost
	(in thousands)
AAA/AA/A ratings	$431,963	$26,782	$3,812	$13,647	$56	$476,260
Baa/BBB ratings	2,975	35,608	—	—	10	38,593
B ratings	—	—	—	—	12	12
Total	$434,938	$62,390	$3,812	$13,647	$78	$514,865

Net realized gains in the quarter ended September 30, 2022 were $0.6 million resulting from the sale of equity securities. Net realized losses in the quarter ended September 30, 2021 were immaterial.

Net realized gains in the nine months ended September 30, 2022 were $2.4 million resulting primarily from the sale of equity and fixed maturity securities classified as available-for-sale. Net realized gains in the nine months ended September 30, 2021 were $1.5 million resulting primarily from the sale of fixed maturity securities classified as available-for-sale and from called fixed maturity securities.

During the third quarter of 2022, we recognized through income $4.1 million of net unrealized losses on equity securities. During the third quarter of 2021, we recognized through income $0.8 million of net unrealized losses on equity securities.

During the nine months ended September 30, 2022, we recognized through income $13.0 million of net unrealized losses on equity securities. During the nine months ended September 30, 2021, we recognized through income $8.0 million of net unrealized gains on equity securities.

Investment income is recognized as it is earned. The discount or premium on fixed maturity securities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of September 30, 2022, the Company had no valuation allowance against its deferred income tax assets and liabilities. As of September 30, 2021, the Company had a valuation allowance of $1.4 million against its deferred income tax benefits.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes primarily due to the impact of tax-exempt investment income and state income tax accruals.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for the periods ended September 30, 2022 and 2021.

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

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Balance, beginning of period	$745,278	$760,561
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	119,266	105,707
Net balance, beginning of period	626,012	654,854
Add incurred related to:
Current accident year	145,993	149,947
Prior accident years	(30,201)	(48,346)
Total incurred	115,792	101,601
Less paid related to:
Current accident year	30,566	30,023
Prior accident years	111,968	112,535
Total paid	142,534	142,558
Net balance, end of period	599,270	613,897
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	116,926	106,892
Balance, end of period	$716,196	$720,789

The foregoing reconciliation reflects favorable development of the net reserves at September 30, 2022 and September 30, 2021. The favorable development reduced loss and loss adjustment expenses incurred by $30.2 million and $48.3 million in 2022 and 2021, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$369	$449	$440	$452
Provision for credit loss expense (benefit)	35	(60)	(36)	(63)
Balance, end of period	$404	$389	$404	$389

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$(8,874)	$16,862	$13,537	$21,019
Other comprehensive loss before reclassification	(10,252)	(1,614)	(31,956)	(4,210)
Amounts reclassified from accumulated other comprehensive income (loss)	(838)	(262)	(1,545)	(1,823)
Net current period other comprehensive loss	(11,090)	(1,876)	(33,501)	(6,033)
Balance, end of period	$(19,964)	$14,986	$(19,964)	$14,986

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income (loss) to current period net income. The effects of reclassifications out of accumulated other comprehensive income (loss) by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Nine Months Ended		Affected line item in the
Comprehensive Income (Loss)	September 30,		September 30,		statement of income
	2022	2021	2022	2021
	(in thousands)
Unrealized gains on debt securities, net of tax	$1,061	$331	$1,955	$2,307	Net realized gains (losses) on investments
	1,061	331	1,955	2,307	Income before income taxes
Unrealized gains on debt securities, net of tax	(223)	(69)	(410)	(484)	Income tax expense
	$838	$262	$1,545	$1,823	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2022.

At September 30, 2022, assets measured at fair value on a recurring basis are summarized below:

	September 30, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$166,161	$—	$166,161
Corporate bonds	—	140,048	—	140,048
U.S. agency-based mortgage-backed securities	—	5,579	—	5,579
U.S. Treasury securities	14,103	—	—	14,103
Total securities available-for-sale—fixed maturity	14,103	311,788	—	325,891
Equity securities:
Domestic common stock	57,375	—	—	57,375
Total	$71,478	$311,788	$—	$383,266

At September 30, 2022, assets measured at amortized cost net of allowance for credit losses are summarized below:

	September 30, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$405,063	$—	$405,063
Corporate bonds	—	57,942	—	57,942
U.S. agency-based mortgage-backed securities	—	3,659	—	3,659
U.S. Treasury securities	13,170	—	—	13,170
Asset-backed securities	—	77	—	77
Total held-to-maturity	$13,170	$466,741	$—	$479,911

At December 31, 2021, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$216,306	$—	$216,306
Corporate bonds	—	96,426	—	96,426
U.S. agency-based mortgage-backed securities	—	8,089	—	8,089
U.S. Treasury securities	20,948	—	—	20,948
Total securities available-for-sale—fixed maturity	$20,948	$320,821	$—	$341,769
Equity securities:
Domestic common stock	64,140	—	—	64,140
Total	$85,088	$320,821	$—	$405,909

At December 31, 2021, assets measured at amortized cost net of allowance for credit losses are summarized below:

	December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$496,552	$—	$496,552
Corporate bonds	—	57,843	—	57,843
U.S. agency-based mortgage-backed securities	—	5,000	—	5,000
U.S. Treasury securities	16,347	—	—	16,347
Asset-backed securities	—	108	—	108
Total held-to-maturity	$16,347	$559,503	$—	$575,850

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of September 30, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$514,610	$479,911	$549,231	$575,850
Fixed maturity securities—available-for-sale	325,891	325,891	341,769	341,769
Equity securities	57,375	57,375	64,140	64,140
Short-term investments	36,927	36,927	57,431	57,431
Cash and cash equivalents	90,952	90,952	70,722	70,722

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. As of September 30, 2022, $12.8 million was available for future purchases. Repurchases of shares may be made pursuant to pre-established trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

During the three months ended September 30, 2022, 139,559 shares were purchased for $6.5 million, or an average price of $46.83 per share (including commissions). During the nine months ended September 30, 2022, 261,151 shares were purchased for $12.2 million, or an average price of $46.85 per share (including commissions). There were no shares purchased in the three or nine months ended September 30, 2021.

Note 10. Subsequent Events

On October 25, 2022, the Company’s Board of Directors declared a special cash dividend of $4.00 per share payable on December 16, 2022 to shareholders of record as of December 2, 2022.

On October 25, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.31 per share payable on December 16, 2022 to shareholders of record as of December 2, 2022. The Board considers the payment of a regular cash dividend each calendar quarter.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2022 and 2021. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$68,212	$67,185	$220,463	$222,423
Net premiums earned	67,790	67,626	205,625	208,260
Net investment income	6,983	6,049	19,581	19,362
Total revenues	71,380	73,045	214,976	237,553
Total expenses	57,929	48,324	172,980	160,036
Net income	11,361	19,136	34,824	62,215
Diluted earnings per common share	$0.59	$0.99	$1.80	$3.21
Other Key Measures
Net combined ratio (1)	85.4%	71.5%	84.1%	76.9%
Return on average equity (2)	12.0%	16.1%	12.0%	18.1%
Book value per share (3)	$19.47	$24.80	$19.47	$24.80

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

Consolidated Results of Operations for Three Months Ended September 30, 2022 Compared to September 30, 2021

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2022 were $68.2 million, compared to $67.2 million for the same period in 2021, an increase of 1.5%. The increase was attributable to a $5.5 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. This increase was offset by a $3.7 million decrease in annual premiums on voluntary policies written during the period and a $0.7 million decrease in assumed premium from mandatory pooling arrangements. The effective loss cost multiplier, or ELCM, for our voluntary business was 1.53 and 1.53 for the quarter ended September 30, 2022 and 2021, respectively.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2022 were $65.7 million, compared to $64.8 million for the same period in 2021, an increase of 1.4%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.6% for the third quarter of 2022 compared to 3.4% for the third quarter of 2021. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Net Premiums Earned. Net premiums earned for the third quarter of 2022 were $67.8 million, compared to $67.6 million for the same period in 2021, an increase of 0.2%. The increase was primarily attributable to the increase in net premiums written during the period.

Net Investment Income. Net investment income for the quarter ended September 30, 2022 was $7.0 million, compared to $6.0 million for the same period in 2021, an increase of 15.4%. The increase was due to higher investment yields on fixed income securities and cash balances compared to prior year. Average invested assets, including cash and cash equivalents, were $1.0 billion in the quarter ended September 30, 2022 compared to an average of $1.2 billion for the same period in 2021, a decrease of 9.9%. The pre-tax investment yield on our investment portfolio was 2.7% per annum during the quarter ended September 30, 2022 compared to 2.1% per annum during the same period in 2021. The tax-equivalent yield on our investment portfolio was 3.2% per annum for the quarter ended September 30, 2022 and 2.5% for the same period in 2021. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate. Due to the increase in interest rates, the market value of our bond portfolio decreased during the quarter.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended September 30, 2022 were $0.6 million compared to immaterial net realized losses for the same period in 2021. Net realized gains in the third quarter of 2022 were mostly attributable to the sale of equity securities.

Net Unrealized Gains (Losses) on Equity Securities. Due to declines in the equity markets, the market value of our equity securities decreased by $4.1 million for the three months ended September 30, 2022 compared to a decline of $0.8 million for the same period in 2021.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $37.7 million for the three months ended September 30, 2022, compared to $29.7 million for the same period in 2021, an increase of $8.1 million, or 27.2%. The current accident year loss and LAE incurred were $48.1 million compared to $48.7 million for the same period in 2021. Our loss and LAE ratio for accident year 2022 is estimated at 71.0% of net premiums earned, down from 72.0% initially set for accident year 2021, and is based on long-term claim frequency and severity trends, as well as medical inflation. We recorded favorable prior accident year development of $10.4 million in the third quarter of 2022, compared to favorable prior accident year development of $19.0 million in the same period of 2021, as further discussed below in “Prior Year Development.” Our net loss ratio was 55.6% in the third quarter of 2022, compared to 43.9% for the same period of 2021.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2022 were $19.6 million, compared to $17.9 million for the same period in 2021. This increase was primarily due to a contingent profit sharing commission benefit of $1.0 million in last year's third quarter, a $0.5 million increase in compensation expense, and a $0.3 million increase in commission expense. Offsetting these amounts were a decrease of $0.3 million in mandatory pooling arrangement fees and a decrease of $0.3 million in accounts receivable write-offs mostly on assumed premium from mandatory pooling arrangements. Our expense ratio was 28.9% in the third quarter of 2022 compared to 26.5% in the third quarter of 2021.

Income Tax Expense. Income tax expense for the three months ended September 30, 2022 was $2.1 million, compared to $5.6 million for the same period in 2021. The effective tax rate for the Company was 15.5% in the quarter ended September 30, 2022 and 22.6% for the same period in 2021. The decrease in the effective tax rate was due to a higher proportion of income from tax-exempt investments compared to the same period of 2021.

Consolidated Results of Operations for Nine Months Ended September 30, 2022 Compared to September 30, 2021

Gross Premiums Written. Gross premiums written for the nine months ended September 30, 2022 were $220.5 million, compared to $222.4 million for the same period in 2021, a decrease of 0.9%. The decrease was attributable to a $13.6 million decrease in annual premiums on voluntary policies written during the period and a $1.6 million decrease in assumed premium from mandatory pooling arrangements. These decreases were partially offset by a $12.9 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. The ELCM for our voluntary business was 1.52 and 1.53 for the nine months ended September 30, 2022 and 2021, respectively.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2022 were $212.6 million, compared to $215.0 million for the same period in 2021, a decrease of 1.1%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.7% for the first nine months of 2022 compared to 3.4% in the same period of 2021. The increase in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2022 reinsurance treaties. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Net Premiums Earned. Net premiums earned for the nine months ended September 30, 2022 were $205.6 million, compared to $208.3 million for the same period in 2021, a decrease of 1.3%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the first nine months of 2022 was $19.6 million, compared to $19.4 million for the same period in 2021, an increase of 1.1%. The increase was due to slightly higher investment yields on fixed income securities and cash balances. Average invested assets, including cash and cash equivalents were $1.1 billion in the nine months ended September 30, 2022 compared to an average of $1.2 billion in the same period in 2021, a decrease of 8.6%. The pre-tax investment yield on our investment portfolio was 2.5% per annum during the nine months ended September 30, 2022 compared to 2.2% per annum for the same period in 2021. The tax-equivalent yield on our investment portfolio was 3.2% per annum for the first nine months of 2022 compared to 2.5% in the same period in 2021. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate. Due to the rise in interest rates, the market value of our bond portfolio decreased during the nine months ended September 30, 2022.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the nine months ended September 30, 2022 were $2.4 million compared to net realized gains of $1.5 million for the same period in 2021. Net realized gains in the first nine months of 2022 were attributable to sales of equity and fixed maturity securities classified as available-for-sale. Net realized gains in the first nine months of 2021 were attributable to sales of fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. Due to declines in the equity markets, the value of our equity securities declined by $13.0 million for the nine months ended September 30, 2022 compared to an increase of $8.0 million for the same period in 2021.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $115.8 million for the nine months ended September 30, 2022, compared to $101.6 million for the same period in 2021, an increase of $14.2 million, or 14.0%. The current accident year loss and LAE incurred were $146.0 million compared to $149.9 million for the same period in 2021. Our loss and LAE ratio for accident year 2022 is estimated at 71.0% of net premiums earned, down from 72.0% initially set for accident year 2021, and is based on long-term claim frequency and severity trends, as well as medical inflation. We recorded favorable prior accident year development of $30.2 million in the first nine months of 2022, compared to favorable prior accident year development of $48.3 million in the same period of 2021, as further discussed below in “Prior Year Development.” Our net loss ratio was 56.3% in the first nine months of 2022, compared to 48.8% for the same period of 2021.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2022 were $54.6 million, compared to $55.3 million for the same period in 2021, a decrease of 1.3%. This decrease was primarily due to a decrease in insurance related assessments of $2.4 million and a $1.0 million decrease in accounts receivable write-offs. The decrease in insurance related assessments included a benefit of $3.8 million in 2022 due to a return of assessments from the Minnesota Workers’ Compensation Reinsurance Association. Partially offsetting these amounts were a $0.9 million decrease in a contingent profit sharing commission benefit in 2021, a $0.6 million increase in professional fees, a $0.4 million increase in systems costs, and a $0.3 million increase in travel and travel related items. Our expense ratio was 26.6% in the first nine months of 2022 and 2021.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2022 was $7.2 million, compared to $15.3 million for the same period in 2021. The effective tax rate for the Company decreased to 17.1% for the nine months ended September 30, 2022 from 19.7% for the nine months ended September 30, 2021. The decrease in the effective tax rate is due to a higher proportion of income from tax-exempt investments for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $36.1 million for the nine months ended September 30, 2022, which represented a $6.6 million increase from $29.4 million in net cash provided by operating activities for the nine months ended September 30, 2021. This increase in operating cash flow was due to a a $8.8 million decrease in underwriting expenses paid, a $6.3 million decrease in federal taxes paid, and a $4.8 million decrease in losses paid. Offsetting these amounts were a $6.9 million decrease in premium collections, a $4.1 million decrease in reinsurance recoveries, and a $2.3 million decrease in investment income.

Net cash provided by investing activities was $14.4 million for the nine months ended September 30, 2022, compared to net cash provided by investment activities of $48.9 million for the same period in 2021. Cash provided by sales and maturities of investments totaled $209.6 million for the nine months ended September 30, 2022, compared to $225.5 million for the same period in 2021. A total of $193.3 million in cash was used to purchase investments in the nine months ended September 30, 2022, compared to $175.8 million in purchases for the same period in 2021.

Net cash used in financing activities in the nine months ended September 30, 2022 was $30.2 million compared to net cash used in financing activities of $17.0 million for the same period in 2021. In the nine months ended September 30, 2022, $18.0 million of cash was used for dividends paid to shareholders compared to $16.9 million in the same period of 2021. In the nine months ended September 30, 2022, repurchases of outstanding shares of our common stock totaled $12.2 million, compared to none for the same period in 2021.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $1.0 billion at September 30, 2022 and December 31, 2021. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity. Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale were reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2022, is shown in the following table:

	Carrying Amount	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$434,894	42.4%
Corporate bonds	62,182	6.1%
U.S. agency-based mortgage-backed securities	3,812	0.4%
U.S. Treasury securities and obligations of U.S. government agencies	13,647	1.3%
Asset-backed securities	75	—
Total fixed maturity securities—held-to-maturity	514,610	50.2%
Fixed maturity securities—available-for-sale:
States and political subdivisions	166,161	16.2%
Corporate bonds	140,048	13.6%
U.S. agency-based mortgage-backed securities	5,579	0.5%
U.S. Treasury securities and obligations of U.S. government agencies	14,103	1.4%
Total fixed maturity securities—available-for-sale	325,891	31.7%
Equity securities	57,375	5.6%
Short-term investments	36,927	3.6%
Cash and cash equivalents	90,952	8.9%
Total investments, including cash and cash equivalents	$1,025,755	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year development of $10.4 million in the three months ended September 30, 2022. The table below sets forth the favorable development for the three and nine months ended September 30, 2022 and 2021 for accident years 2017 through 2021 and, collectively, for all accident years prior to 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Accident Year
2021	$—	$—	$—	$—
2020	1.4	—	3.5	—
2019	2.6	6.3	8.8	10.8
2018	3.5	3.6	7.7	12.1
2017	1.2	0.8	3.4	7.7
Prior to 2017	1.7	8.3	6.8	17.7
Total net development	$10.4	$19.0	$30.2	$48.3

The table below sets forth the number of open claims as of September 30, 2022 and 2021, and the number of claims reported and closed during the three and nine months then ended.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Open claims at beginning of period	4,435	4,573	4,594	4,758
Claims reported	1,156	1,142	3,150	3,269
Claims closed	(1,112)	(1,141)	(3,265)	(3,453)
Open claims at end of period	4,479	4,574	4,479	4,574

The number of open claims at September 30, 2022 decreased by 95 claims as compared to the number of open claims at September 30, 2021. At September 30, 2022, our incurred amounts for certain accident years, particularly 2017 through 2020, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of September 30, 2022, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of September 30, 2022, we had repurchased a total of 1,519,401 shares of our outstanding common stock for $34.6 million. The Company had $12.8 million available for future purchases at September 30, 2022 under this program. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
July 1, 2022 to July 31, 2022	25,038	$46.67	25,038	$18,131
August 1, 2022 to August 31, 2022	84,437	46.65	84,437	14,192
September 1, 2022 to September 30, 2022	30,084	47.46	30,084	12,764
Total	139,559		139,559

(1) Average price paid per share includes commissions.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Form of 2012 Plan Share Withholding Letter

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Anastasios Omiridis filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Anastasios Omiridis filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

October 28, 2022	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

October 28, 2022	/s/ Anastasios Omiridis
Anastasios Omiridis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)