Form 10-K
period 2022-12-31
AMERISAFE INC
filed 2023-02-21
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2022 the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $991.4 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of February 15, 2023, there were 19,155,873 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2023 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

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

Hazardous industry employers tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target policyholders. For example, our construction employers on average paid premium rates equal to $4.21 per $100 of payroll to obtain workers’ compensation coverage for all of their employees in 2022.

We employ a proactive, disciplined approach to underwriting employers and providing comprehensive services intended to lessen the overall incidence and cost of workplace injuries. We provide safety services at employers’ workplaces as a vital component of our underwriting process and to promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our premium audit services help ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety or fraud concerns.

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

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries. We have extensive experience insuring employers engaged in hazardous industries and have a history of profitably underwriting these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 93.8% in 2022.

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

Specialized Underwriting Expertise. Based on our 37-year history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools that support our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new and renewal business. We do not delegate underwriting authority to agencies, marketers or to any other third parties that sell our insurance.

Comprehensive Safety Services. We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention, and encourage safer workplaces by deploying experienced field safety professionals (FSPs) to our policyholders’ worksites. In 2022, above 90% of our new voluntary business policyholders were subject to pre-quotation safety inspections. Additionally, we perform periodic on-site safety surveys for our voluntary business policyholders.

Proactive Claims Management. Our employees manage substantially all of our open claims in-house, utilizing intensive claims management practices that emphasize a personalized approach, as well as quality, cost-effective medical treatment. As of December 31, 2022, open indemnity claims per field case manager (FCM) averaged 47 claims, which we believe is significantly less than the industry average. We also believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation and more rapidly close claims, all of which ultimately lead to lower overall claim costs.

Efficient Operating Platform. Through extensive cost management initiatives, we maintain one of the most efficient operations in the workers’ compensation industry. In 2022, our expense ratio was 26.5%. We believe that our expense ratio is substantially lower than that of our competitors, which gives us a greater opportunity to generate underwriting profit.

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

Increase Market Penetration. Based on data received from the National Association of Insurance Commissioners (NAIC) we do not have more than 4.9% of the market share in any state we serve. As a result, we believe we have the opportunity to increase market penetration in each of the states in which we currently operate. Competition in our target markets is fragmented by state, employer size and industry. We believe that our specialized underwriting expertise, use of data, and safety, claims and audit services position us to profitably increase our market share in our existing principal markets, with minimal increase in field service employees.

Prudent and Opportunistic Geographic Expansion. While we actively market our insurance in 27 states, 46.5% of our voluntary in-force premiums were generated in the five states where we derived 5.0% or more of our gross premiums written in 2022. We are licensed in an additional 20 states, the District of Columbia and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so.

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

Workers’ compensation was the sixth-largest property and casualty insurance line in the United States in 2021, according to the National Council on Compensation Insurance, Inc., the NCCI. Direct premiums written in 2021 for the workers’ compensation insurance industry were $52 billion, and direct premiums written for the property and casualty industry as a whole were $793 billion. According to the most recent market data reported by the NCCI, which is the official rating bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business were $17 billion.

Policyholders

As of December 31, 2022, we had more than 8,100 voluntary business policyholders with an average annual workers’ compensation policy written premium of $29,620. As of December 31, 2022, our ten largest voluntary business policyholders accounted for 2% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 93.8% in 2022, 93.5% in 2021, and 94.4% in 2020.

In addition to our voluntary workers’ compensation business, we assume reinsurance premiums from mandatory pooling arrangements, and in 2022 we underwrote workers’ compensation policies for employers assigned to us, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. Our assigned risk business fulfilled our statutory obligation to participate in residual market plans in three states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2022, our assigned risk business accounted for 1.1% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 2.5% of our gross premiums written.

Targeted Industries

We provide workers’ compensation insurance primarily to employers in the following targeted hazardous industries:

•
Construction. Includes a broad range of operations such as highway and bridge construction, building and maintenance of pipeline and powerline networks, excavation, commercial construction, roofing, iron and steel erection, tower erection and numerous other specialized construction operations.
•
Trucking. Includes a broad spectrum of diverse operations including contract haulers, regional and local freight carriers, special equipment transporters and other trucking companies that conduct a variety of short- and long-haul operations.
•
Logging and Lumber. Includes tree harvesting, tree trimming, sawmills, and other operations associated with lumber and wood products.
•
Agriculture. Includes crop maintenance and harvesting, grain and produce operations, nursery operations, meat processing, and livestock feed and transportation.

•
Manufacturing. Includes a diverse group of businesses such as the production of goods for use or sale using labor and machines, tools, chemical and biological processing or formulation.
•
Maritime. Includes ship building and repair, pier and marine construction, inter-coastal construction, and stevedoring.
•
Telecommunications. Includes the installation and maintenance of overhead and underground telecommunication lines including cell phone towers.
•
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

Gross premiums written during the years ended December 31, 2022, 2021 and 2020, and the allocation of those premiums among the hazardous industries we target are presented in the table below.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2022	2021	2020	2022	2021	2020
	(in thousands)
Voluntary business:
Construction	$123,748	$125,696	$137,317	44.8%	45.2%	45.3%
Trucking	39,785	43,530	50,148	14.4%	15.6%	16.5%
Logging and Lumber	28,388	27,452	28,253	10.3%	9.8%	9.3%
Agriculture	15,593	15,488	15,399	5.6%	5.6%	5.1%
Manufacturing	14,245	13,880	16,413	5.2%	5.0%	5.4%
Maritime	7,409	6,153	7,252	2.7%	2.2%	2.4%
Telecommunications	7,122	7,256	6,829	2.6%	2.6%	2.2%
Other	29,936	28,136	31,697	10.8%	10.1%	10.5%
Total voluntary business	266,226	267,591	293,308	96.4%	96.1%	96.7%
Assigned risk business	3,063	2,180	2,054	1.1%	0.8%	0.7%
Assumed premiums	6,821	8,523	7,728	2.5%	3.1%	2.6%
Total	$276,110	$278,294	$303,090	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 47 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with 11.8% or less of our gross premiums written in 2022 derived from any one state. The table below identifies, for the years ended December 31, 2022, 2021 and 2020, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the three years presented.

	Percentage of Gross Premiums Written Year Ended December 31,
State	2022	2021	2020
Florida	11.8%	11.7%	11.0%
Georgia	11.0%	12.5%	12.6%
Louisiana	8.2%	7.8%	7.3%
Pennsylvania	7.8%	6.8%	8.0%
North Carolina	6.9%	6.0%	5.8%
Illinois	4.5%	4.9%	4.9%
Wisconsin	4.3%	4.7%	4.2%
Virginia	4.1%	4.4%	4.5%
Minnesota	3.7%	3.7%	3.7%
South Carolina	3.6%	3.3%	3.6%
Alabama	3.2%	3.1%	2.7%
Alaska	3.2%	3.2%	3.1%
Total	72.3%	72.1%	71.4%

Sales and Marketing

We sell our workers’ compensation insurance through independent agencies (including retail and wholesale brokers and agents). As of December 31, 2022, our insurance was sold through more than 2,300 independent agencies and our wholly-owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 30 states. We are selective in establishing and maintaining relationships with independent agencies. We seek to do business with those agencies that provide quality application flow from companies operating in our target industries and classes that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2022, independent agencies accounted for 97.9% of our voluntary in-force premiums. No single independent agency accounted for more than 1.1% of our voluntary in-force premiums at that date.

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

Our underwriting department reviews the application to determine if the application meets our underwriting criteria and whether all required information has been provided. If additional information is required, the underwriting department requests additional information from the agency submitting the application. Once this initial review process is complete, our underwriting department requests that a pre-quotation safety inspection be performed in most cases. In 2022, 90.9% of our new voluntary business policyholders were inspected prior to our offering a premium quote.

After the pre-quotation safety inspection has been completed, our underwriting professionals review the results of the inspection to determine if a quote should be made and, if so, prepare the quote. The quote must be reviewed and approved by our underwriting department before the quote is delivered to the agency.

Pricing

In the majority of states, workers’ compensation insurance rates are based upon published “loss costs.” Loss costs are derived from wage and loss data reported by insurers to the state’s statistical agent, which in most states is the NCCI. The state agent then promulgates loss costs for specific job descriptions or class codes. Insurers file requests for adoption of a loss cost multiplier (LCM) to be applied to the loss costs to support operating expenses and profit margins. In addition, most states allow pricing flexibility above and below the filed LCM, within certain limits.

We obtain approval of our rates, including our LCMs, from state regulatory authorities. To maintain rates at profitable levels, we regularly monitor and adjust our LCMs. The effective LCM for our voluntary business was 1.52 for policy year 2022, 1.53 for policy year 2021, and 1.58 for policy year 2020. If we are unable to charge rates in a particular state or industry to produce satisfactory results, we seek to control and reduce our premium volume in that state or industry and redeploy our capital in other states or industries that offer greater opportunity to earn an underwriting profit.

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our FSPs typically travel to employers’ worksites to perform these safety inspections. These initial inspections allow our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2022, above 90% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policies were not pre-quote inspected for a variety of reasons, including instances where the prospective policyholder was previously insured by us or previously inspected by us.

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

Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided. The FCM will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2022, we averaged 47 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

Premium Audits

We conduct premium audits on all of our voluntary business policyholders annually upon the expiration of each policy, including when the policy is renewed. The purpose of these audits is to verify that policyholders have accurately reported their payroll expenses and employee job classifications, and therefore, have paid us the premium required under the terms of their policies. In addition to annual audits, we selectively perform interim audits on new business and on certain classes of business if significant or unusual claims are filed or if the monthly reports submitted by a policyholder reflect a payroll pattern or other aberrations that cause underwriting, safety or fraud concerns. We also mitigate potential losses from under-reporting of premium, delinquent, or non-payment of premium by collecting a deposit from the policyholder at the inception of the policy, typically representing 15% of the total estimated annual premium.

Loss Reserves

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid as of a given point in time.

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our 37 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business, but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

The third component of our reserves for loss and loss adjustment expenses is our adjusting and other (AO) reserve. Our AO reserve covers primarily the estimated cost of administering claims and is established for the costs of future unallocated loss adjustment expenses for all reported and unreported claims.

The final component of our reserves for loss and loss adjustment expenses is the reserve for mandatory pooling arrangements. The mandatory pooling arrangement reserve includes the amount reported to us by the pool administrators.

In establishing reserves, we rely on the analysis of the more than 235,000 claims in our 37-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.

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

As of December 31, 2022, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $583.5 million, which includes $12.6 million in reserves for mandatory pooling arrangements as reported by the pool administrators. The estimate of our ultimate liability was derived from the process and methodology described above, which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates. We view our estimate of loss and DCC expenses as the most significant component of our reserve for loss and loss adjustment expenses.

Additional information regarding our reserve for unpaid loss and loss adjustment expenses (LAE) as of December 31, 2022, 2021, and 2020 is set forth below:

	2022	2021	2020
	(in thousands)
Gross case loss and DCC reserves	$559,570	$605,888	$610,255
AO reserves	17,589	19,625	22,426
Gross IBNR reserves	118,878	119,765	127,880
Gross unpaid loss, DCC and AO reserves	696,037	745,278	760,561
Reinsurance recoverables on unpaid loss and LAE	(112,555)	(119,266)	(105,707)
Net unpaid loss, DCC and AO reserves	$583,482	$626,012	$654,854

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by an increase and decrease of 30%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2022 data, are summarized below.

		Resultant Change in Net Loss and DCC Reserve
Change in Paid LDFs	Change in Incurred LDFs	Amount ($)	Percentage
		(in thousands)
30% increase	30% increase	25,969	4.7%
30% increase	No change	—	(—)%
30% increase	30% decrease	(25,592)	(4.6)%
No change	30% increase	25,969	4.7%
No change	30% decrease	(25,592)	(4.6)%
30% decrease	30% increase	25,969	4.7%
30% decrease	No change	—	(—)%
30% decrease	30% decrease	(25,592)	(4.6)%

For our paid and incurred weighted severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by an increase and decrease of 300 basis points. The results of this sensitivity analysis, using December 31, 2022 data, are summarized below.

	Resultant Change in Net Loss and DCC Reserve
Change in Severity Trend	Amount ($)	Percentage
	(in thousands)
300 basis point increase	25,065	4.5%
300 basis point decrease	(21,686)	(3.9)%

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2022, 2021 and 2020, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Balance, beginning of period	$745,278	$760,561	$772,887
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	119,266	105,707	95,343
Net balance, beginning of period	626,012	654,854	677,544
Add incurred related to:
Current accident year	192,907	222,715	220,710
Prior accident years	(40,591)	(61,917)	(63,484)
Total incurred	152,316	160,798	157,226
Less paid related to:
Current accident year	50,954	52,292	50,113
Prior accident years	143,892	137,348	129,803
Total paid	194,846	189,640	179,916
Net balance, end of period	583,482	626,012	654,854
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	112,555	119,266	105,707
Balance, end of period	$696,037	$745,278	$760,561

Our gross reserves for loss and loss adjustment expenses of $696.0 million as of December 31, 2022 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2022, we had 4,275 open claims, with an average of $162,816 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2022, 4,104 new claims were reported, and 4,423 claims were closed.

In 2022, our gross reserves decreased to $696.0 million from $745.3 million at December 31, 2021. The decrease in reserves was attributable primarily to favorable development from prior accident years. In 2022, we recognized $40.6 million of favorable development for prior accident years. As of December 31, 2021, we had 4,594 open claims, with an average of $162,229 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2021, 4,310 new claims were reported, and 4,474 claims were closed.

In 2021, our gross reserves decreased to $745.3 million from $760.6 million at December 31, 2020. The decrease in reserves was attributable primarily to favorable development from prior accident years. In 2021, there was also $61.9 million of favorable development for prior accident years. As of December 31, 2020, we had 4,758 open claims, with an average of $159,849 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2020, 4,452 new claims were reported, and 4,747 claims were closed.

Loss Development

The table below shows the net loss development for business written each year from 2012 through 2022. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a generally accepted accounting principles basis (GAAP).

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 2012, it was estimated that $515.3 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 2012, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $515.3 million as of December 31, 2012, by December 31, 2022 (ten years later) $287.9 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2012.

The “gross cumulative redundancy (deficiency)” represents, as of December 31, 2022, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(in thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$515,260	$565,858	$628,268	$653,175	$664,520	$686,956	$691,193	$677,544	$654,854	$626,012	$583,482
Net reserve estimated as of:
One year later	502,648	542,141	580,454	601,868	629,750	641,360	626,192	614,060	592,937	585,421
Two years later	478,931	494,327	529,149	567,098	584,149	576,358	562,709	552,143	552,345
Three years later	439,272	462,770	504,437	530,582	528,659	527,722	514,889	517,763
Four years later	420,913	452,097	484,964	498,494	494,513	498,173	493,631
Five years later	415,996	440,750	467,382	473,137	473,097	485,768
Six years later	408,762	431,715	451,232	458,115	464,296
Seven years later	401,130	421,534	440,039	450,531
Eight years later	392,829	411,947	433,298
Nine years later	385,125	405,921
Ten years later	380,494
Net cumulative redundancy	$134,766	$159,937	$194,970	$202,644	$200,224	$201,188	$197,562	$159,781	$102,508	$40,591
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	127,205	129,658	135,711	135,601	129,937	138,593	131,108	129,803	137,348	143,892
Two years later	188,752	198,610	203,855	202,063	202,928	205,705	199,284	207,382	203,243
Three years later	226,907	233,254	240,098	247,751	241,165	247,609	242,983	245,749
Four years later	245,860	253,081	267,143	272,144	268,049	271,213	267,293
Five years later	259,202	269,179	279,944	289,001	282,368	286,865
Six years later	270,055	276,534	293,197	298,074	290,057
Seven years later	274,520	284,522	299,782	303,762
Eight years later	280,657	290,332	304,276
Nine years later	285,567	293,803
Ten years later	287,903
Net reserve— December 31	$515,260	$565,858	$628,268	$653,175	$664,520	$686,956	$691,193	$677,544	$654,854	$626,012	$583,482
Reinsurance recoverables	55,190	48,699	59,334	64,858	78,256	84,889	107,216	95,343	105,707	119,266	112,555
Gross reserve— December 31	$570,450	$614,557	$687,602	$718,033	$742,776	$771,845	$798,409	$772,887	$760,561	$745,278	$696,037
Net re-estimated reserve	$380,494	$405,921	$433,298	$450,531	$464,296	$485,768	$493,631	$517,763	$552,345	$585,421
Re-estimated reinsurance recoverables	38,692	41,507	49,045	49,598	55,832	67,502	69,033	82,579	88,418	109,676
Gross re-estimated reserve	$419,186	$447,428	$482,343	$500,129	$520,128	$553,270	$562,664	$600,342	$640,763	$695,097
Gross cumulative redundancy (deficiency)	$151,264	$167,129	$205,259	$217,904	$222,648	$218,575	$235,745	$172,545	$119,798	$50,181

Investments

We derive net investment income from our invested assets. As of December 31, 2022, the carrying value of our investment portfolio, including cash and cash equivalents, was $950.5 million and the fair value of the portfolio was $926.9 million.

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

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the effective interest rate for the year ended December 31, 2022 based on the carrying value of each category as of December 31, 2022:

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$415,096	43.7%	2.8%
Corporate bonds	59,707	6.2%	2.7%
U.S. agency-based mortgage-backed securities	3,696	0.4%	4.2%
U.S. Treasury securities and obligations of U.S. Government agencies	13,123	1.4%	2.0%
Asset-backed securities	66	0.0%	5.0%
Total fixed maturity securities—held-to-maturity	491,688	51.7%	2.8%
Fixed maturity securities—available-for-sale:
State and political subdivisions	156,656	16.5%	3.0%
Corporate bonds	144,788	15.2%	4.0%
U.S. agency-based mortgage-backed securities	5,446	0.6%	2.7%
U.S. Treasury securities and obligations of U.S. Government agencies	14,231	1.5%	1.7%
Total fixed maturity securities—available-for-sale	321,121	33.8%	3.4%
Equity securities	62,058	6.5%	2.6%
Short-term investments	14,120	1.5%	4.2%
Cash and cash equivalents	61,469	6.5%	4.1%
Total investments, including cash and cash equivalents	$950,456	100.0%	3.1%

As of December 31, 2022, our fixed maturity securities had a carrying value of $812.8 million, which represented 85.5% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2022, the pre-tax investment yield of our investment portfolio was 2.7% per annum.

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, our investment portfolio as of December 31, 2022 are summarized as follows:

	Cost or Amortized Cost	Allowance for Credit Losses	Cost or Amortized Cost Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities, held-to-maturity	$491,927	$(239)	$491,688	$983	$(24,527)	$468,144
Fixed maturity securities, available-for-sale	338,593	—	338,593	1,002	(18,474)	321,121
Equity securities	50,185	—	50,185	11,873	—	62,058
Totals	$880,705	$(239)	$880,466	$13,858	$(43,001)	$851,323

As of December 31, 2022, municipal bonds with maturities greater than one year made up 60.2% of our investment portfolio, including cash and cash equivalents. The investments in Louisiana result from companies being allowed an investment credit against Louisiana premium taxes for varying levels of Louisiana assets. The table below summarizes the top five geographic exposures as of December 31, 2022.

	Carrying Value	Percentage of Municipal Portfolio	Percentage of Total Portfolio
	(in thousands)
Louisiana	$69,327	12.1%	7.3%
Texas	65,282	11.4%	6.9%
Arkansas	65,275	11.4%	6.9%
Florida	40,304	7.1%	4.2%
Washington	26,683	4.7%	2.8%
Other	304,881	53.3%	32.1%
	$571,752	100.0%	60.2%

The table below summarizes the credit quality of our investment portfolio, excluding our equity holdings, as of December 31, 2022, as determined by the middle rating of Moody’s, Standard and Poor’s, and Fitch. If there are two ratings, the lower rating is used.

Credit Rating	Percentage of Total Carrying Value
“AAA”	24.0%
“AA”	46.6%
“A”	14.5%
“BBB”	14.2%
“BB and below”	0.7%
“Unrated securities”	0.0%
Total	100.0%

As of December 31, 2022, the average composite rating of our investment portfolio, excluding our equity holdings, was “AA-”.

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2022.

	As of December 31, 2022
Maturity:	Carrying Value	Percentage
	(in thousands)
Within one year	$69,692	8.6%
After one year through five years	230,622	28.4%
After five years through ten years	217,105	26.7%
After ten years	286,182	35.2%
U.S. agency-based mortgage-backed securities	9,142	1.1%
Asset-backed securities	66	0.0%
Total	$812,809	100.0%

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

2023 Excess of Loss Reinsurance Treaty Program

Effective January 1, 2023, we renewed our excess of loss reinsurance treaty program related to our voluntary and assigned risk business. The program consists of four layers of coverage. The first layer is a multi-year treaty that applies to losses incurred through December 31, 2025. The other layers are renewed annually. Our reinsurance treaty program provides us with reinsurance coverage for each loss occurrence up to $100.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. In a multi-claimant loss occurrence, the reinsurance coverage for any one individual claimant is limited to a maximum of $20.0 million, subject to applicable deductibles, retentions and aggregate limits.

Our retention is $2.0 million for each loss occurrence. Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty. Our second layer of reinsurance provides $10.0 million in coverage for each loss occurrence in excess of $10.0 million. Our third layer of reinsurance provides $60.0 million in coverage for each loss occurrence in excess of $20.0 million. Our fourth layer of reinsurance provides $20.0 million in coverage for each loss occurrence in excess of $80.0 million. The layers over $10.0 million provide coverage for terrorism including the use and/or dispersal of nuclear, biological, chemical and radiological agents with an annual aggregate limit of $90.0 million. Layers two through four provide coverage through December 31, 2023. The aggregate limit for all other claims under all layers is $180.0 million.

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

We have 24 reinsurers participating in our reinsurance treaty program in 2023. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or letters of credit. If security is required because of a ratings downgrade, the form of security must be mutually agreed to between the reinsurer and us.

The table below sets forth the reinsurers participating in our 2023 reinsurance program:

Reinsurer	A.M. Best Rating
Allied World Assurance Company Holdings, Ltd.	A
Arch Reinsurance Company	A+
Chaucer Insurance Company	A
Hannover Reinsurance Ireland Limited	A+
Houston Casualty Company	A++
Lloyd’s Syndicate 0510 KLN	A
Lloyd’s Syndicate 0609 AUW	A
Lloyd’s Syndicate 1084 CSL	A
Lloyd’s Syndicate 1414 ASC	A
Lloyd’s Syndicate 1945 SII	A
Lloyd’s Syndicate 1955 ASL	A
Lloyd’s Syndicate 1969 APL	A
Lloyd’s Syndicate 2001 AML	A
Lloyd’s Syndicate 2121 ARG	A
Lloyd’s Syndicate 2623 AFB	A
Lloyd’s Syndicate 2987 BRT	A
Lloyd’s Syndicate 2988 BRT	A
Lloyd’s Syndicate 3000 MKL	A
Lloyd’s Syndicate 4472 LIB	A
Markel Global Reinsurance Company	A
Minnesota Workers' Compensation Reinsurance Association	NR
MS Amlin AG	A
Munich Reinsurance America, Inc.	A+
WCF National Insurance Company	A

Due to the nature of reinsurance, we have recoverables from reinsurers that apply to prior accident years. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts. The table below summarizes our amounts recoverable from reinsurers as of December 31, 2022.

Reinsurer		A.M. Best Rating	Amounts Recoverable as of December 31, 2022
			(in thousands)
Hannover Reinsurance Ireland Limited	(1)	A+	$63,987
Arch Reinsurance Company	(1)	A+	11,358
Allianz Risk Transfer AG (Bermuda)		A+	9,489
Minnesota Workers' Compensation Reinsurance Association	(1)	NR	8,567
Odyssey America Reinsurance Corporation		A	6,516
Clearwater Insurance	(2)	B+	2,804
Finial Reinsurance		A-	2,515
SCOR Reinsurance		A+	2,336
Tokio Millennium Re Limited		A+	1,770
American National Insurance		A	1,668
Other reinsurers			15,039
Total amounts recoverable from reinsurers			126,049
Allowance for credit losses			(372)
Total amounts recoverable from reinsurers net of allowance for credit losses			125,677
Funds withheld and letters of credit related to the above recoverables			(80,549)
Total unsecured amounts recoverable from reinsurers			$45,128

(1)
Current participant in our 2023 reinsurance program.
(2)
Subsidiary of Fairfax Financial Holdings Limited.

Terrorism Reinsurance

The Terrorism Risk Insurance Act of 2002 (the 2002 Act) was enacted in response to the events of September 11, 2001. The 2002 Act has been extended periodically, most recently by the Terrorism Risk Insurance Program Reauthorization Act of 2019 (the 2019 Act). This legislation was designed to ensure the availability of insurance coverage for losses resulting from certain acts of terrorism in the United States. The 2019 Act reauthorized a federal program until 2027 that provides federal reimbursement to insurance companies for a portion of their losses arising from certain acts of terrorism and requires insurance companies to offer coverage for these acts. The program applies to insured losses arising out of acts that are certified as “acts of terrorism” by the Secretary of the Treasury in consultation with the Secretary of Homeland Security and the Attorney General of the United States. In addition, the program does not provide any reimbursement for any portion of aggregate industry-wide insured losses from certified acts of terrorism that exceed $100.0 billion in any one year and is subject to certain other limitations and restrictions.

For insured losses in 2023, each insurance group is responsible for a statutory deductible under the 2019 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2023, the U.S. federal government will reimburse 80% of an insurance group’s covered losses over the statutory deductible. In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceeds $200.0 million for any act of terrorism. However, there is no relief from the requirement under the 2019 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.

Under the 2019 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in their workers’ compensation policies. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological, chemical or radiological agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our current reinsurance treaty program that provides coverage of up to $100 million for losses arising from acts of terrorism. This coverage is effective through December 31, 2023. The Company’s 2023 catastrophe excess of loss layer for loss occurrences greater than $10 million includes coverage for losses caused by nuclear, biological, chemical and radiological attacks, subject to the deductibles, retentions, definitions and aggregate limits.

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

Human Capital

Throughout our 37-year history, the retention, growth and development of our employees has been critical to our success. In order to continue to deliver on our mission of providing quality insurance services to our customers, it is crucial that we continue to attract and retain talented employees that are aligned with our mission.

As part of these efforts, we strive to offer a competitive compensation and benefits program that is aligned with our shareholders’ interests. Our underwriting professionals participate in both a long-term and a short term incentive compensation programs that are paid quarterly. The long-term incentive program is based on the achievement of regional loss ratio and premium targets as determined 30 months after the beginning of the relevant incentive compensation period. The short term compensation program is based on the underwriter’s achievement of bound policy targets as determined at the end of the relevant incentive compensation period.

Our field safety professionals (FSPs) participate in both a long-term and a short term incentive compensation program. The long-term program pays an incentive semi-annually based upon an FSP’s achievement of profitable loss ratio targets and a Company net income target. The results are measured 33 months after the inception of the subject policy period. The short term incentive program under which incentives are paid quarterly are based upon an FSP’s achievement of payroll frequency targets for the relative compensation period.

In addition, employee bonus programs in other areas of the Company help ensure our employees’ performance is appropriately rewarded when the Company performs well.

We are committed to the health, safety and wellness of our employees as the success of our business is fundamentally connected to the well-being of our people. Our benefit offerings are designed to meet the varied and evolving needs of a diverse workforce. In additional to health care and 401k retirement programs, we offer wellness initiatives and time off for annual wellness exams, a floating holiday and leisure day, reimbursements of health club memberships, quarterly wellness luncheons, an annual health fair and confidential counseling services to promote a culture of wellness.

To assist employees in need, beginning in 2016, the Company partnered with the Community Foundation of Southwest Louisiana to provide tax-free assistance to employees that have experienced a catastrophic event through an employee assistance fund. In addition to funding from the Company, this fund also allows employees to make a one-time or recurring monetary donation to assist their fellow employees.

We actively engage and support local communities through numerous charitable and social organizations in the communities in which we operate. We believe that this commitment helps in our efforts to attract and retain employees. To encourage a culture of giving back to the communities in which we operate, all Company employees may take advantage of paid time off for volunteer activities.

In 2022, AMERISAFE launched a new committee to help the Company focus our charitable giving and corporate volunteering efforts. The committee comprises employees at various levels of the Company, different departments and locations. It is responsible for selection of recipients of monetary donations over the course of each calendar year, as well as coordinating volunteer opportunities for employees to engage in within the communities we serve.

The Company has also established an endowment to provide scholarships to dependents of our employees and members of the community in which we do business, recognizing the importance of educating future generations.

The unique differences of each individual are representative of our exceptional workforce, where service to each other is the foundation of service to our customers. We embrace and support these differences as we continue to cultivate a culture of diversity, equity and inclusion (DEI). With the support of our Board of Directors, we are focused on our diversity, equity and inclusion strengths and opportunities and executing on a strategy to support further progress. We strive to promote inclusion through our Company values and behaviors. To support our DEI efforts, the Company set goals in 2022 around training in DEI and unconscious bias.

As of December 31, 2022, we had 354 full-time employees and 12 part-time employees. Approximately 63% of our current workforce is female and 37% male. Our average employee tenure is 10.8 years. Women represent 57% of AMERISAFE’s leadership (defined as vice president level and above), including our CEO. Two women serve as members of our eight member Board of Directors.

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

Information About our Executive Officers

The table below sets forth information about our executive officers and key employees as of February 21, 2023.

Name	Age	Position
Executive Officers
G. Janelle Frost	52	President and Chief Executive Officer
Anastasios (Andy) Omiridis	55	Executive Vice President and Chief Financial Officer
Vincent J. Gagliano	50	Executive Vice President and Chief Risk Officer
Andrew B. McCray	61	Executive Vice President and Chief Underwriting Officer
Kathryn H. Shirley	57	Executive Vice President, Chief Administrative Officer and Secretary

Key Employees
Mary Ellen Hamel	50	Senior Vice President, Sales
Nancy E. Hunt	53	Senior Vice President, Underwriting
Henry O. Lestage, IV	62	Senior Vice President, Claims Operations
Garrett S. Little	52	Senior Vice President, Safety Operations
Barbra E. McCrary	48	Senior Vice President, Policyholder Services
Angela W. Pearson	50	Senior Vice President, Controller

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

Anastasios Omiridis has served as our Executive Vice President and Chief Financial Officer since September 2022. From 2019 to 2022, Mr. Omiridis served as the Senior Vice President, Deputy Chief Financial Officer and Principal Accounting Officer of Kemper Corporation. Previously, he served as Senior Vice President and Chief Financial Officer with Chubb Life from 2017 to 2019; and as the Chief Accounting Officer for ARGO Limited from 2012 to 2017. Prior to 2012, Mr. Omiridis served in multiple leadership positions with AIG.

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

Nancy E. Hunt has served as our Senior Vice President, Underwriting Operations since July 2022. She has been employed with our Company since 1995 and served as Regional Vice President, Underwriting Operations from September 2011 to July 2022.

Henry O. Lestage IV has served as our Senior Vice President, Claims Operations since September 2000. He has been employed with our Company since 1987.

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

State Insurance Department Examinations

We are subject to periodic examinations by the Nebraska and Texas insurance departments. As of December 31, 2022, AIIC and SOCI are undergoing an examination by the Nebraska Department of Insurance for calendar years 2018 through 2021. AIICTX is undergoing an examination by the Texas Department of Insurance in 2022 which covers calendar years 2018 through 2021.

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

Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. In 2022 and prior, we utilized both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. In 2022, we had assigned risks in three states: Alabama, Alaska, and North Carolina. In 2023, we are no longer accepting direct assignments.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in the applicable state. Our recoveries from state-managed trust funds for the years ended December 31, 2022, 2021 and 2020 were $3.6 million, $5.1 million and $4.5 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2022, 2021 and 2020 was $0.1 million, $0.8 million and $0.6 million, respectively. We accrue for second injury funds relative to historical paid amounts.

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

Federal Law and Regulations

For the year ended December 31, 2022, we derived 2.8% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act (USL&H) and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.

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

Under Nebraska law, AIIC and SOCI are each required to maintain minimum capital and surplus of $2.0 million. Under Texas law, AIICTX is required to maintain minimum capital and surplus of $5.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on the various risk factors related to it. As of December 31, 2022, AIIC, SOCI and AIICTX exceeded the minimum risk-based capital requirements.

The key financial ratios of the NAIC’s Insurance Regulatory Information System (IRIS), which ratios were developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators’ resources. IRIS identifies 13 industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. The 2022 IRIS results for AIIC, SOCI and AIICTX were within expected values for all 13 industry ratios.

Statutory Accounting Principles

Statutory accounting principles (SAP) are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus as regards to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

Generally accepted accounting principles (GAAP) are concerned with a company’s solvency, but are also concerned with other financial measurements, principally income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.

Statutory accounting principles established by the NAIC and adopted in part by Nebraska and Texas insurance regulators, determine, among other things, the amount of statutory surplus and statutory net income of AIIC, SOCI and AIICTX and thus determine, in part, the amount of funds that are available to pay dividends to AMERISAFE.

Website Information

Our corporate website is located at www.amerisafe.com. Our annual report to shareholders, annual proxy statement and related proxy card will be made available on our website at the same time they are mailed to shareholders. Our quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the Securities and Exchange Commission (SEC). Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Policy Regarding Communications with the Board of Directors, Policy Regarding Shareholder Recommended Director Candidates, Majority Voting and Director Resignation Policy, Environmental, Social and Governance (ESG) Report, and charters for the standing committees of our Board of Directors are available on our website as well as other shareholder communications. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

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

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2022, independent agencies produced 97.9% of our voluntary in-force premiums. No independent agency accounted for more than 1.1% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. As of December 31, 2022, our investment portfolio, including cash and cash equivalents, had a carrying value of $950.5 million. For the year ended December 31, 2022 we had $27.2 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our Board of Directors, and is made up predominately of fixed maturity securities and cash and cash equivalents. Although our investment guidelines emphasize capital preservation and liquidity, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity and market volatility. General economic conditions may be adversely affected by global health pandemics, U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

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

In 2022, 85.6% of our gross premiums written were derived from policyholders in the construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in these industries and upon economic conditions generally.

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

It is uncertain the ultimate impact that the economic and financial disruptions related to a pandemic could have on our business. We have identified ongoing risks related to pandemics which include a decline in demand for insurance products, a reduction in hours worked by our policyholders, an inability to collect premium balances due, potential declines in the market value of our investments and the decline in interest rates on new investments. Additional risks include legislative, judicial and regulatory actions suspending cancellation of policies for non-payment of premiums, extension of grace periods for payment of premium balances, expansion of coverage to pay for losses not contemplated by our insurance policies, and an increase in frequency and severity related to compensable claims. Additional risks include an increase in costs due to delays in medical treatment and the financial burden of pandemics on the healthcare industry.

Changes in accounting standards or new standards, as well as assumptions, estimates and judgments by management related to complex accounting issues could have a material adverse effect on our capital levels and our results of operations.

Changes in GAAP accounting standards, guidelines and interpretations have the ability to impact our financial results especially as it relates to our significant accounting policies which are described in Note 1 of our Consolidated Financial Statements. Changes in these standards, issued and promulgated by the Financial Accounting Standards Board (FASB) could impact the recognition of revenues, expenses, taxes, investments, loss reserves and other aspects of the Company’s assets and liabilities. Such changes could significantly impact our reported earnings or financial condition.

AMERISAFE is a holding company whose insurance subsidiaries are governed by SAP determined and promulgated by the NAIC and state departments of insurance. New standards or changes in SAP accounting standards or interpretations, especially as it relates to our significant revenues, assets, liabilities, statutory surplus, risk-based capital (RBC) ratios and dividend paying ability could have a material impact on our statutory earnings, dividend paying ability or financial condition.

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

At December 31, 2022, we participated in mandatory pooling arrangements in 24 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

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

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2023 reinsurance treaty program affords limited coverage for up to $100.0 million for losses arising from terrorism, subject to applicable deductibles, retentions, definitions and aggregate limits.

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

We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Our 2023 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $100.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. Our retention is $2.0 million for each loss occurrence. Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty.

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

When our reinsurance treaty program is terminated and we enter into a new program, any decrease in the amount of reinsurance at the time we enter into a new program, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could adversely affect our business, financial condition and results of operations. We currently have 24 reinsurers participating in our reinsurance treaty program, and we believe that this is a sufficient number of reinsurers to provide us with the reinsurance coverage we require. However, it is possible that one or more of our current reinsurers could terminate participation in our program. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements. In any of these events, if our reinsurance broker is unable to reallocate the terminated reinsurance among the remaining reinsurers in the program, it could take a significant period of time to identify and negotiate agreements with one or more replacement reinsurers. During this period, we would be exposed to an increased risk of loss, the extent of which would depend on the coverage previously provided by the terminated reinsurance.

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

As of December 31, 2022, we had $125.7 million of recoverables from reinsurers. Of this amount, $45.1 million was unsecured. As of December 31, 2022, our largest recoverable from reinsurers included $64.0 million from Hannover Reinsurance Ireland Limited (Hannover), $11.4 million from Arch Reinsurance Company and $9.5 million from Allianz Risk Transfer AG. Each of these reinsurers have an A.M. Best rating of “A” (Excellent) or better. No reinsurance recoverable due at December 31, 2022 was over 90 days old. If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely impacted.

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

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of February 15, 2023, there were 19,155,873 shares of our common stock outstanding.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF.” As of February 15, 2023, there were 22 holders of record of our common stock.

Dividend Policy

In 2022, 2021 and 2020, the Company paid regular quarterly cash dividends of $0.31, $0.29, and $0.27 per share, respectively. In addition, the Company paid extraordinary cash dividends of $4.00 in both 2022 and 2021, and $3.50 in 2020.

On February 17, 2023 the Company declared a regular quarterly cash dividend of $0.34 per share payable on March 24, 2023 to shareholders of record as of March 10, 2023.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is expected to be $1.36 per share in 2023.

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

As of February 15, 2023, 19,155,873 shares of common stock were outstanding. As of that date, there were no shares of preferred stock outstanding.

Share Repurchases

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. There were 264,449 shares repurchased under this program in 2022 for $12.4 million, or an average price of $46.84, including commissions. There were no shares repurchased under this program in 2021 or 2020. Since the beginning of this plan, the Company has repurchased a total of 1,522,699 shares for $34.8 million, or an average price of $22.83, including commissions. The purchases may be affected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that any future purchases will be funded from available capital.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
October 1, 2022 to October 31, 2022	3,298	$45.96	3,298	$12,612
November 1, 2022 to November 30, 2022	—	—	—	12,612
December 1, 2022 to December 31, 2022	—	—	—	12,612
Total	3,298		3,298

(1) Average price paid per share includes commissions.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of its consolidated financial position, results of operations and cash flows. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2023 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

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

Two of the key financial measures that we use to evaluate our performance are return on average equity and growth in book value per share adjusted for dividends paid to shareholders. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity. Our return on average equity was 15.5% in 2022, 15.7% in 2021 and 19.9% in 2020. We calculate book value per share by dividing ending shareholders’ equity by the number of common shares outstanding. Our book value per share was $16.57 at December 31, 2022, $20.62 at December 31, 2021 and $22.70 at December 31, 2020. We paid cash dividends of $5.24 per share in 2022, $5.16 per share in 2021 and $4.58 per share in 2020.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in other lines of business that pay claims more quickly. At December 31, 2022, our investment portfolio, including cash and cash equivalents, was $950.5 million and produced net investment income of $27.2 million in 2022, $25.4 million in 2021 and $29.4 million in 2020.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Our reinsurance program for 2023 includes 24 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Our 2023 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $100.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $20.0 million, subject to applicable deductibles, retentions and aggregate limits. Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

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

For example, for the five-year period ended December 31, 2022 we had recorded 81 severe claims, or an average of 16 severe claims per year for accident years 2018 through 2022. The number of severe claims in any one accident year in this five-year period ranged from a low of 13 in 2022 and 2018 to a high of 20 in 2021. The average reported case severity for these claims ranged from $1.96 million for the 2022 accident year to $3.6 million for the 2021 accident year. For the five accident years, the case incurred for these severe claims accounted for an average of 14.5 percentage points of our overall loss and loss adjustment expense (LAE) ratio measured at December 31, 2022.

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

Our gross reserves for loss and loss adjustment expenses at December 31, 2022, 2021 and 2020 were $696.0 million, $745.3 million and $760.6 million, respectively. As a percentage of gross reserves at year end, IBNR represented 17.1% in 2022, 16.1% in 2021 and 16.8% in 2020.

In 2022, we decreased our estimates for prior year loss reserves by $40.6 million. In 2021, we decreased our estimates for prior year loss reserves by $61.9 million. In 2020, we decreased our estimates for prior year loss reserves by $63.5 million.

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

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2022 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2022 and the other half in 2023. On a monthly basis, we also recognize net premiums earned from mandatory pooling arrangements.

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

Our reserves for loss and DCC expenses are estimated using case-by-case valuations based on our estimate of the most likely outcome of the claim at that time. In addition to these case reserves, we establish reserves on an aggregate basis that have been incurred but not reported (IBNR). Our IBNR reserves are also intended to provide for aggregate changes in case incurred amounts as well as for recently reported claims which an initial case reserve has not been established. The third component of our reserves for loss and loss adjustment expenses is our AO reserve. Our AO reserve is established for those future claims administration costs that cannot be allocated directly to individual claims. The final component of our reserves for loss and loss adjustment expenses is the reserve for mandatory pooling arrangements.

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 37 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

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

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Income Statement Data
Gross premiums written	$276,110	$278,294	$303,090
Ceded premiums written	(10,527)	(10,469)	(10,276)
Net premiums written	$265,583	$267,825	$292,814
Net premiums earned	$271,698	$275,993	$304,427
Net investment income	27,223	25,435	29,364
Net realized gains on investments	3,440	1,695	1,132
Net unrealized gains (losses) on equity securities	(8,092)	12,315	4,204
Fee and other income	468	496	350
Total revenues	294,737	315,934	339,477
Loss and loss adjustment expenses incurred	152,316	160,798	157,226
Underwriting and certain other operating costs (1)	24,039	24,813	20,834
Commissions	21,483	21,284	23,147
Salaries and benefits	26,510	25,954	27,925
Policyholder dividends	2,699	3,715	3,453
Provision for investment related credit loss expense (benefit)	44	(79)	(27)
Total expenses	227,091	236,485	232,558
Income before taxes	67,646	79,449	106,919
Income tax expense	12,044	13,693	20,317
Net income	$55,602	$65,756	$86,602
Selected Insurance Ratios
Current accident year loss ratio (2)	71.0%	80.7%	72.5%
Prior accident year loss ratio (3)	(14.9)%	(22.4)%	(20.9)%
Net loss ratio	56.1%	58.3%	51.6%
Net underwriting expense ratio (4)	26.5%	26.1%	23.6%
Net dividend ratio (5)	1.0%	1.3%	1.1%
Net combined ratio (6)	83.6%	85.7%	76.3%

	As of December 31,
	2022	2021	2020
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$61,469	$70,722	$61,757
Investments	888,987	1,012,571	1,088,744
Amounts recoverable from reinsurers	125,677	120,561	105,803
Premiums receivable, net	121,713	135,100	156,760
Deferred income taxes	22,794	14,384	13,665
Deferred policy acquisition costs	17,401	17,059	17,810
Total assets	1,269,279	1,402,724	1,470,855
Reserves for loss and loss adjustment expenses	696,037	745,278	760,561
Unearned premiums	114,976	121,092	129,260
Insurance-related assessments	17,653	16,850	17,995
Shareholders’ equity	317,432	399,323	438,816

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

Overview of Operating Results

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Gross Premiums Written. Gross premiums written for 2022 were $276.1 million, compared to $278.3 million for 2021, a decrease of 0.8%. The decrease was attributable to a $16.0 million decrease in annual premiums on voluntary policies written during the period primarily driven by continued declines in state approved loss costs. Assumed premium from mandatory pooling arrangements decreased $1.7 million. The decreases were partially offset by a $15.2 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.

Net Premiums Written. Net premiums written for 2022 were $265.6 million, compared to $267.8 million for 2021, a decrease of 0.8%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 3.7% for 2022 and 2021, respectively. For additional information, see Item 1, “Business—Reinsurance.”

Net Premiums Earned. Net premiums earned for 2022 were $271.7 million, compared to $276.0 million for 2021, a decrease of 1.6%. The decrease was attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income in 2022 was $27.2 million, an increase of 7.0% from the $25.4 million reported in 2021. The increase was due to higher interest rates on cash and fixed income securities in 2022 compared with 2021. The average pre-tax investment yield on our investment portfolio was 2.7% per annum for 2022 versus 2.3% per annum for 2021. The year-end tax-equivalent yield on our investment portfolio was 3.4% per annum for 2022, compared to 2.7% per annum for 2021. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate. Average invested assets, including cash and cash equivalents, decreased 8.7%, from an average of $1,151.8 million for 2021 to an average of $1,051.2 million for 2022.

Net Realized Gains (Losses) on Investments. Net realized gains on investments in 2022 totaled $3.4 million, compared to gains of $1.7 million in 2021. In 2022, net realized gains resulted primarily from the sale of equity securities. In 2021, net realized gains of $1.7 million resulted from the sale of fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized losses on equity securities in 2022 were $8.1 million compared to net unrealized gains of $12.3 million in 2021 due to declines in the equity markets.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $152.3 million for 2022, compared to $160.8 million for 2021, a decrease of $8.5 million, or 5.3%. The current accident year losses and LAE incurred were $192.9 million, or 71.0% of net premiums earned, compared to $222.7 million, or 80.7% of net premiums earned for 2021. We recorded favorable prior accident year development of $40.6 million in 2022, compared to $61.9 million in 2021. This is discussed in more detail below in “Prior Year Development.” Our net loss ratio was 56.1% for 2022 and 58.3% for 2021.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2022 were $72.0 million, compared to $72.1 million for 2021. The Company experienced a $1.7 million decrease in insurance related assessments and a $1.4 million decrease in accounts receivable write-offs mostly on assumed premium from mandatory pooling arrangements. The decrease in insurance related assessments included a benefit of $3.8 million in 2022 due to the return of assessments from the Minnesota Workers' Compensation Reinsurance Association. Offsetting these amounts were a $0.9 million decrease in profit sharing reinsurance commission, an increase of $0.6 million in systems cost, and an increase of $0.6 million in compensation expense. Our underwriting expense ratio increased to 26.5% in 2022 from 26.1% in 2021.

Income Tax Expense. Income tax expense for 2022 was $12.0 million, compared to $13.7 million for 2021. The effective tax rate also increased to 17.8% for 2022, compared to 17.2% for 2021. The increase in the effective tax rate is due to a lower proportion of tax-exempt income to underwriting income in 2022 relative to 2021.

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

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $160.8 million for 2021, compared to $157.2 million for 2020, an increase of $3.6 million, or 2.3%. The current accident year losses and LAE incurred were $222.7 million, or 80.7% of net premiums earned, compared to $220.7 million, or 72.5% of net premiums earned for 2020. We recorded favorable prior accident year development of $61.9 million in 2021, compared to $63.5 million in 2020. Our net loss ratio was 58.3% for 2021 and 51.6% for 2020. The increase in the 2021 accident year loss and loss adjustment expenses incurred and net loss ratios resulted from a catastrophic claim reported in the year.

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

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $40.6 million in calendar year 2022, $61.9 million in calendar year 2021 and $63.5 million in calendar year 2020. The table below sets forth the favorable development for accident years 2017 through 2021 and, collectively, all accident years prior to 2017.

	Favorable/(Unfavorable) Development for Year Ended December 31,
	2022	2021	2020
	(in millions)
2021	$—	$—	$—
2020	6.2	—	—
2019	13.1	14.1	—
2018	8.9	18.3	14.8
2017	3.6	8.1	14.5
Prior to 2017	8.8	21.4	34.2
Total net development	$40.6	$61.9	$63.5

The table below sets forth the number of open claims as of December 31, 2022, 2021 and 2020, and the numbers of claims reported and closed during the years then ended.

	Twelve Months Ended December 31,
	2022	2021	2020
Open claims at beginning of period	4,594	4,758	5,053
Claims reported	4,104	4,310	4,452
Claims closed	(4,423)	(4,474)	(4,747)
Open claims at end of period	4,275	4,594	4,758

At December 31, 2022, our incurred amounts for certain accident years, particularly 2017 through 2020, developed more favorably than management previously expected. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to two factors: (1) lower than expected severity of injuries in these accident years compared to our original and revised estimates; and (2) favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement. We believe the favorable case reserve development resulted primarily from an intensive claims management focus with the Company actively seeking to settle claims, leading to favorable development.

The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of December 31, 2022, actual results for these accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income, and proceeds from maturities of investments. Our primary uses of operating funds include payments for claims and operating expenses. We pay claims, operating expenses, shareholder dividends and repurchases using cash flow from operations and invest our excess cash in fixed maturity and equity securities. We expect that our projected cash flow from operations will provide us sufficient liquidity to fund future operations, including payment of claims and operating expenses and other holding company expenses, for at least the next 18 months.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $194.8 million in 2022, $189.6 million in 2021 and $179.9 million in 2020. We fund claim payments out of cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio at December 31, 2022 was $950.5 million.

As discussed above under “Overview,” we purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2023 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2022, the present value of these annuities was $99.7 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 16 to our consolidated financial statements in Item 8 of this report.

The Company has operating and finance leases for office space and equipment. Our leases have remaining lease terms of one month to 48 months, some of which include options to extend the leases for up to five years. The Company, in determining the present value of lease payments, utilizes either the rate implicit in the lease if that rate is readily determinable or the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

Net cash provided by operating activities was $28.2 million in 2022, as compared to $38.0 million in 2021, and $63.4 million in 2020. Major components of cash provided by operating activities in 2022 were net premiums collected of $278.9 million and investment income collected of $33.6 million. These amounts were offset in-part by claim payments of $206.3 million, $64.6 million of operating expenditures, federal taxes paid of $7.8 million, and dividends to policyholders paid of $3.4 million.

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

Net cash provided by investing activities was $75.4 million in 2022, as compared to net cash provided by investing activities of $71.0 million in 2021 and net cash provided by investing activities of $43.4 million in 2020. In 2022, major components of net cash provided by investing activities included proceeds from sales and maturities of investments of $293.0 million, offset by investment purchases of $215.5 million.

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

Net cash used in financing activities was $112.9 million in 2022, as compared to $100.0 million in 2021 and $88.8 million in 2020. Major components of cash used in financing activities in 2022 included cash used for dividends paid to shareholders of $100.4 million and purchases of treasury stock of $12.4 million.

Major components of cash used in financing activities in 2021 and 2020 included cash used for dividends paid to shareholders of $99.9 million and $88.8 million, respectively.

In December 2022, the Company renewed a line of credit agreement with Frost Bank for borrowings up to a maximum of $20.0 million. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or one-month term SOFR rate and are unsecured. At December 31, 2022, there were no outstanding borrowings. Unless renewed, the agreement will expire in December 2023.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. As of December 31, 2022, we had repurchased a total of 1,522,699 shares of our outstanding common stock for $34.8 million. The Company had $12.6 million available for future purchases at December 31, 2022 under this program. There were 264,449 shares repurchased in 2022. There were no share repurchases in 2021 or 2020. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including AIIC, SOCI and AIICTX. AMERISAFE’s primary assets are the capital stock of these insurance subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Based upon the prescribed calculation, the insurance subsidiaries could pay to AMERISAFE dividends of up to $56.0 million in 2023 without seeking regulatory approval. See “Business—Regulation—Dividend Limitations” in Item 1 of this report.

The Company paid regular quarterly cash dividends of $0.31, $0.29, $0.27 per share in 2022, 2021 and 2020, respectively. In addition, the Company paid extraordinary cash dividends of $4.00 per share in both 2022 and 2021 and $3.50 per share in 2020.

On February 17, 2023, the Company declared a regular quarterly cash dividend of $0.34 per share payable on March 24, 2023 to shareholders of record as of March 10, 2023. The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is expected to be $1.36 per share in 2023.

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

We allocate our portfolio into four categories: cash and cash equivalents, short-term investments, fixed maturity securities and equity securities. Cash and cash equivalents include cash on deposit, money market funds and municipal securities, corporate securities and certificates of deposit with a maturity date, at the time of purchase, of 90 days or less. Short-term investments include municipal securities, corporate securities and certificates of deposit with an original maturity greater than 90 days but less than one year. Our fixed maturity securities include obligations of the U.S. Treasury or U.S. agencies, obligations of states and their subdivisions, U.S. Dollar-denominated obligations of the U.S. or Canadian corporations, U.S. agency mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities.

Under Nebraska and Texas law, as applicable, each of AIIC, SOCI and AIICTX is required to invest only in securities that are either interest-bearing, interest-accruing or eligible for dividends, and must limit its investment in the securities of any single issuer, other than direct obligations of the United States, to five percent of the insurance company’s assets. As of December 31, 2022, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security.

As of December 31, 2022, our investment portfolio, including cash and cash equivalents, totaled $950.5 million, a decrease of 12.3% from December 31, 2021. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities. As such, the reported book value of those securities is equal to their amortized cost net of allowance for credit losses and does not fluctuate based on changing interest rates. The remainder of our fixed maturity securities are classified as available-for-sale and reported at fair market value, less an allowance for credit losses, if any. Investments in equity securities are reported at fair market value.

We follow FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 18 of the financial statements, our securities available-for-sale are classified using Level 1, 2 and 3 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825, Financial Instruments, for any financial assets in 2021 or 2022.

The composition of our investment portfolio, including cash and cash equivalents, as of December 31, 2022 is shown in the following table.

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$415,096	43.7%	2.8%
Corporate bonds	59,707	6.2%	2.7%
U.S. agency-based mortgage-backed securities	3,696	0.4%	4.2%
U.S. Treasury securities and obligations of U.S. Government agencies	13,123	1.4%	2.0%
Asset-backed securities	66	0.0%	5.0%
Total fixed maturity securities—held-to-maturity	491,688	51.7%	2.8%
Fixed maturity securities—available-for-sale:
State and political subdivisions	156,656	16.5%	3.0%
Corporate bonds	144,788	15.2%	4.0%
U.S. agency-based mortgage-backed securities	5,446	0.6%	2.7%
U.S. Treasury securities and obligations of U.S. Government agencies	14,231	1.5%	1.7%
Total fixed maturity securities—available-for-sale	321,121	33.8%	3.4%
Equity securities	62,058	6.5%	2.6%
Short-term investments	14,120	1.5%	4.2%
Cash and cash equivalents	61,469	6.5%	4.1%
Total Investments, including cash and cash equivalents	$950,456	100.0%	3.1%

The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2022:
Fixed maturity securities—available-for-sale	$196,433	$(10,625)	$63,424	$(7,849)
December 31, 2021:
Fixed maturity securities—available-for-sale	67,825	(657)	—	—

The pre-tax investment yield on our investment portfolio was 2.7% and 2.3% per annum during the twelve months ended December 31, 2022 and 2021, respectively.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. As of December 31, 2022, we had fixed maturity securities with a fair value of $789.3 million and a carrying value of $812.8 million. These securities are all subject to interest rate risk, but because we classify the majority of our fixed maturity securities as held-to-maturity, changes in interest rates have a smaller effect on the carrying value of our portfolio. We manage our exposure to interest rate risk by investing in a portfolio of securities with moderate effective duration. At December 31, 2022, the effective duration of the total investment portfolio, including cash and short term investments, was 4.2 years.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2022 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. The change in carrying value is less than the change in fair value due to our held-to-maturity portfolio.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$710,233	$(79,032)	$779,131	$(33,678)	(10.6)%
100 basis point increase	750,364	(38,901)	796,249	(16,561)	(5.2)%
No change	789,265	—	812,809	—	0.0%
100 basis point decrease	825,085	35,820	828,189	15,380	4.8%
200 basis point decrease	858,701	69,436	842,981	30,172	9.5%

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. Equity securities are carried at fair value with unrealized gains and losses recorded within net income. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets, shareholders’ equity, and net income. In order to minimize our exposure to equity price risk, we independently monitor the financial condition of our equity securities and diversify our investments. In addition, we limit the percentage of equity securities held in our investment portfolio to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity. As of December 31, 2022, the equity securities in our investment portfolio had a fair value of $62.1 million, representing 6.5% of our investment portfolio and less than 19.6% of shareholders’ equity on that date.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

AMERISAFE, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

At December 31, 2022, the Company’s reserves for loss and loss adjustment expenses (LAE) was $696 million, which includes Incurred But Not Reported (IBNR) reserves of $119 million. As discussed in Notes 1 and 9 to the consolidated financial statements, the reserve for loss and LAE represents the estimated ultimate costs of all reported and unreported losses incurred and unpaid as of the reporting date. There is significant uncertainty inherent in determining the ultimate loss and LAE costs which are estimated using individual case-base valuations and statistical and actuarial analysis based upon experience for previously unreported claims and their ultimate loss and LAE costs. In particular, the estimates are sensitive to loss severity and frequency trends, changes in customers, products mix, claims management, regulatory factors, medical trends, employment and wage patterns, insurance policy coverage interpretations, and judicial determinations, among other factors.

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

New Orleans, LA

February 21, 2023

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2022	2021
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $239 and $195 in 2022 and 2021, respectively, (fair value $468,144 and $575,850 in 2022 and 2021, respectively)	$491,688	$549,231
Fixed maturity securities—available-for-sale, at fair value (amortized cost $338,593, allowance for credit losses of $0 in 2022 and amortized cost $324,597, allowance for credit losses of $0 in 2021)	321,121	341,769
Equity securities, at fair value (cost $50,185 and $44,175 in 2022 and 2021, respectively)	62,058	64,140
Short-term investments	14,120	57,431
Total investments	888,987	1,012,571
Cash and cash equivalents	61,469	70,722
Amounts recoverable from reinsurers (net of allowance for credit losses of $372 and $440 in 2022 and 2021, respectively)	125,677	120,561
Premiums receivable (net of allowance for credit losses of $4,852 and $4,386 in 2022 and 2021, respectively)	121,713	135,100
Deferred income taxes	22,794	14,384
Accrued interest receivable	8,428	8,080
Property and equipment, net	7,225	6,459
Deferred policy acquisition costs	17,401	17,059
Federal income tax recoverable	1,453	6,414
Other assets	14,132	11,374
Total assets	$1,269,279	$1,402,724
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$696,037	$745,278
Unearned premiums	114,976	121,092
Amounts held for others	48,811	42,915
Policyholder deposits	36,312	39,383
Insurance-related assessments	17,653	16,850
Accounts payable and other liabilities	38,058	37,883
Total liabilities	951,847	1,003,401
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2022 and 2021; 20,678,572 and 20,622,304 shares issued; and 19,155,873 and 19,364,054 shares outstanding in 2022 and 2021, respectively	207	206
Additional paid-in capital	220,299	217,458
Treasury stock, at cost (1,522,699 and 1,258,250 shares in 2022 and 2021, respectively)	(34,758)	(22,370)
Accumulated earnings	145,512	190,492
Accumulated other comprehensive income (loss), net	(13,828)	13,537
Total shareholders’ equity	317,432	399,323
Total liabilities and shareholders’ equity	$1,269,279	$1,402,724

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Net premiums earned	$271,698	$275,993	$304,427
Net investment income	27,223	25,435	29,364
Net realized gains on investments	3,440	1,695	1,132
Net unrealized gains (losses) on equity securities	(8,092)	12,315	4,204
Fee and other income	468	496	350
Total revenues	294,737	315,934	339,477
Expenses
Loss and loss adjustment expenses incurred	152,316	160,798	157,226
Underwriting and certain other operating costs	24,039	24,813	20,834
Commissions	21,483	21,284	23,147
Salaries and benefits	26,510	25,954	27,925
Policyholder dividends	2,699	3,715	3,453
Provision for investment related credit loss expense (benefit)	44	(79)	(27)
Total expenses	227,091	236,485	232,558
Income before income taxes	67,646	79,449	106,919
Income tax expense	12,044	13,693	20,317
Net income	$55,602	$65,756	$86,602
Earnings per share
Basic	$2.89	$3.40	$4.49
Diluted	$2.88	$3.39	$4.47
Shares used in computing earnings per share
Basic	19,233,241	19,332,391	19,288,996
Diluted	19,321,717	19,408,619	19,363,809
Extraordinary cash dividends declared per common share	$4.00	$4.00	$3.50
Cash dividends declared per common share	$1.24	$1.16	$1.08

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$55,602	$65,756	$86,602
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	(27,365)	(7,482)	8,808
Comprehensive income	$28,237	$58,274	$95,410

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amounts	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	20,560,833	$205	$213,004	(1,258,250)	$(22,370)	$227,165	$12,211	430,215
Impact of adoption of ASU 2016-13	—	—	—	—	—	(594)	—	(594)
Comprehensive income:
Net income	—	—	—	—	—	86,602	—	86,602
Other comprehensive income:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	8,808	8,808
Comprehensive income	—	—	—	—	—	—	—	95,410
Common stock issued	28,476	1	1,359	—	—	—	—	1,360
Share-based compensation	—	—	953	—	—	—	—	953
Dividends to shareholders	—	—	—	—	—	(88,528)	—	(88,528)
Balance at December 31, 2020	20,589,309	$206	$215,316	(1,258,250)	$(22,370)	$224,645	$21,019	$438,816
Comprehensive income:
Net income	—	—	—	—	—	65,756	—	65,756
Other comprehensive income:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	(7,482)	(7,482)
Comprehensive income	—	—	—	—	—	—	—	58,274
Common stock issued	32,995	—	1,563	—	—	—	—	1,563
Share-based compensation	—	—	579	—	—	—	—	579
Dividends to shareholders	—	—	—	—	—	(99,909)	—	(99,909)
Balance at December 31, 2021	20,622,304	$206	$217,458	(1,258,250)	$(22,370)	$190,492	$13,537	$399,323
Comprehensive income:
Net income	—	—	—	—	—	55,602	—	55,602
Other comprehensive income:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	(27,365)	(27,365)
Comprehensive income	—	—	—	—	—	—	—	28,237
Common stock issued	56,268	1	1,970	—	—	—	—	1,971
Purchase of treasury stock	—	—	—	(264,449)	(12,388)	—	—	(12,388)
Share-based compensation	—	—	871	—	—	—	—	871
Dividends to shareholders	—	—	—	—	—	(100,582)	—	(100,582)
Balance at December 31, 2022	20,678,572	$207	$220,299	(1,522,699)	$(34,758)	$145,512	$(13,828)	$317,432

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$55,602	$65,756	$86,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,309	1,017	1,012
Net amortization of investments	6,734	8,868	8,177
Change in investment related allowance for credit losses	44	(79)	(27)
Deferred income taxes	(1,136)	1,270	1,657
Net realized gains on investments	(3,440)	(1,695)	(1,132)
Net unrealized (gains) losses on equity securities	8,092	(12,315)	(4,204)
Net realized (gains) losses on disposal of assets	9	(21)	58
Share-based compensation	2,479	2,320	3,296
Changes in operating assets and liabilities:
Premiums receivable, net	13,387	21,660	1,193
Accrued interest receivable	(348)	1,194	456
Deferred policy acquisition costs	(342)	751	1,238
Amounts held by others	—	71	7,856
Other assets	(2,840)	(1,016)	(1,230)
Reserves for loss and loss adjustment expenses	(49,241)	(15,283)	(12,326)
Unearned premiums	(6,116)	(8,168)	(11,613)
Reinsurance balances	(4,754)	(14,648)	(10,333)
Amounts held for others and policyholder deposits	2,825	(2,628)	2,271
Federal income taxes recoverable	4,961	(6,831)	(2,803)
Accounts payable and other liabilities	969	(2,244)	(6,750)
Net cash provided by operating activities	28,194	37,979	63,398
Investing activities
Purchases of investments held-to-maturity	(32,152)	(43,307)	(96,452)
Purchases of investments available-for-sale	(106,049)	(51,617)	(73,923)
Purchases of equity securities	(11,147)	(8,388)	(11,330)
Purchases of short-term investments	(66,132)	(167,870)	(139,242)
Proceeds from maturities of investments held-to-maturity	85,006	74,253	104,564
Proceeds from sales and maturities of investments available-for-sale	90,675	114,974	110,700
Proceeds from sales of equity securities	8,487	—	—
Proceeds from sales and maturities of short-term investments	108,827	154,187	149,975
Purchases of property and equipment	(2,089)	(1,296)	(921)
Proceeds from sales of property and equipment	—	23	—
Net cash provided by investing activities	75,426	70,959	43,371
Financing activities
Finance lease purchases	(58)	(44)	(50)
Purchase of treasury stock	(12,388)	—	—
Dividends to shareholders	(100,427)	(99,929)	(88,775)
Net cash used in financing activities	(112,873)	(99,973)	(88,825)
Change in cash and cash equivalents	(9,253)	8,965	17,944
Cash and cash equivalents at beginning of year	70,722	61,757	43,813
Cash and cash equivalents at end of year	$61,469	$70,722	$61,757
Supplemental disclosure of cash flow information
Income taxes paid	$7,791	$18,198	$20,562

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of 2022, 2021 and 2020.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

long history of no credit losses and payments are explicitly guaranteed by the United States; 3) Underlying mortgage loans for GNMA securities are insured by the Federal Housing Administration or guaranteed by the U.S. Department of Veteran Affairs; 4) the U.S. Government can print its own money to retire GNMA obligations.

The Company believes that under the standard there is no current expected credit allowance necessary for FNMA or Freddie Mac (FHLMC) Securities in its judgment as: 1) These securities typically are among the most highly rated securities among rating agencies; 2) There is a long history of no credit losses; 3) Principal and interest payments are guaranteed by the issuing agency; 4) There is an implicit guarantee by the U.S. Government that can print its own money and whose currency (the U.S. dollar) is the reserve currency.

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

For corporate fixed income securities, the probability of default (given a rating) comes from Moody’s annual study of Corporate Bond defaults published each February. This study also contains the average recovery rates based on the historical defaults in the Moody’s study. We have chosen to use the 1983-2021 data as more reflective of the current historical pattern of defaults (the study goes back to 1920). The maximum maturity using the default rate is 20 years (any maturity greater than 20 years will use the 20-year rate).

For municipal fixed income securities the probability of default (given a rating) comes from Moody’s annual study of Municipal Bond defaults published each July/August. This study also contains the average recovery rates based on the historical defaults in the Moody’s study. This study covers 1970-2021 data, which we believe is reflective of the current historical pattern of defaults. The maximum maturity using the default rate is 20 years (any maturity greater than 20 years will use the 20-year rate).

The Company did not record a credit allowance for available-for-sale securities. The available-for-sale portfolio is composed of highly rated securities, which carry a low risk of default. The Company’s concentrations in municipal bonds have helped lower default risk, as the historical default rates and recovery rates for municipal bonds has been much better than corporate bonds rated at the same level. The Company creates a watch list of available-for-sale securities that are below book value at the end of each quarter. This watch list excludes U.S. Treasury securities, GNMA Securities, and government agency securities (FNMA, etc.) as none of those securities will have an expected credit loss. The watch list will also exclude those securities that are trading at least at $95 or above (par value $100) as the Company believes any slight difference between $95 and par likely reflect interest rate changes and liquidity only and are not a sign of credit impairment or market expectations for any current expected credit loss.

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

1.
The extent to which the fair value is less than the amortized cost basis
2.
Adverse conditions in the security, industry, or geography, including:
a)
Changes in technology
b)
Discontinuation of a segment of business that may affect future earnings
c)
Changes in the quality of the credit enhancement, if any
3.
Changes in the payment structure of the debt security

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Prospective Accounting Guidance

All other issued but not yet effective accounting and reporting standards as of December 31, 2022 are either not applicable to the Company or are not expected to have a material impact on the Company.

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

Cash and Cash Equivalents

Cash equivalents include short-term money market funds with a maturity date, at the time of purchase, of 90 days or less.

Short-Term Investments

Short-term investments include municipal securities and corporate bonds with an original maturity date greater than 90 days but less than one year.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Deferred Policy Acquisition Costs

The direct costs of successfully acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2022, 2021 or 2020.

Reserves for Loss and Loss Adjustment Expenses

Reserves for loss and loss adjustment expenses represent the estimated ultimate cost of all reported and unreported losses incurred through December 31. The Company does not discount loss and loss adjustment expense reserves. In establishing our reserves for loss and loss adjustment expenses, we review the results of analyses using individual case-base valuations and statistical and actuarial methods that utilize historical loss data from our more than 37 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

The Company estimates the annual premiums to be paid by its policyholders when the Company issues the policies and records those amounts on the balance sheet as premiums receivable. The Company conducts premium audits on all of its voluntary business policyholders annually, upon the expiration of each policy, including when the policy is renewed. The purpose of these audits is to verify that policyholders have accurately reported their payroll expenses and employee job classifications, and therefore have paid the Company the premium required under the terms of the policies. The difference between the estimated premium and the ultimate premium is referred to as “earned but unbilled” (EBUB) premium. EBUB premium can be higher or lower than the estimated premium. EBUB premium is subject to significant variability and can either increase or decrease earned premium based upon several factors, including changes in premium growth, industry mix and economic conditions. Due to the timing of audits and other adjustments, ultimate premium earned is generally not determined for several months after the expiration of the policy.

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

Experience-rated commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. These commission revenues on reinsurance contracts are recognized during the related reinsurance treaty period and are based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and certain other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations. Experience-rated commissions decreased underwriting and certain other operating costs by $0.1 million in 2022 and $1.0 million in 2021 and had no impact in 2020.

Fee and Other Income

The Company recognizes income related to commissions earned by AGAI as the related services are performed.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and certain other operating costs in the consolidated statements of income. Total advertising expenses incurred were $0.2 million in 2022, 2021, and 2020.

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

December 31, 2022

Share-Based Compensation

The Company recognizes the impact of its share-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. All share-based grants are recognized as compensation expense over the vesting period. The target value of long-term incentive awards are recognized as compensation over the performance period.

2.
Investments

Short-term investments held at December 31, 2022 include $9.9 million of corporate bonds, $3.0 million of U.S. Treasury securities and obligations of U.S. government agencies, and $1.2 million of obligations of states and political subdivisions. Short-term investments held at December 31, 2021 include $55.8 million of corporate bonds and $1.6 million of obligations of states and political subdivisions.

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at December 31, 2022 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$415,136	$(40)	$415,096	$922	$(20,074)	$395,944
Corporate bonds	59,903	(196)	59,707	1	(3,857)	55,851
U.S. agency-based mortgage-backed securities	3,696	—	3,696	33	(153)	3,576
U.S. Treasury securities and obligations of U.S. government agencies	13,123	—	13,123	25	(442)	12,706
Asset-backed securities	69	(3)	66	2	(1)	67
Totals	$491,927	$(239)	$491,688	$983	$(24,527)	$468,144

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at December 31, 2022 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$166,019	$463	$(9,826)	$156,656	$—
Corporate bonds	150,915	530	(6,657)	144,788	—
U.S. agency-based mortgage-backed securities	5,984	—	(538)	5,446	—
U.S. Treasury securities and obligations of U.S. government agencies	15,675	9	(1,453)	14,231	—
Totals	$338,593	$1,002	$(18,474)	$321,121	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at December 31, 2022 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$50,185	$11,873	$—	$62,058
Total equity securities	$50,185	$11,873	$—	$62,058

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

The cost, gross unrealized gains and losses on, and fair value of equity securities at December 31, 2021 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$44,175	$19,965	$—	$64,140
Total equity securities	$44,175	$19,965	$—	$64,140

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$41,878	$41,652	$70,859	$71,455
After one year through five years	165,216	159,006	174,157	180,376
After five years through ten years	121,739	112,665	100,543	104,851
After ten years	159,093	151,178	198,945	214,060
U.S. agency-based mortgage-backed securities	3,696	3,576	4,623	5,000
Asset-backed securities	66	67	104	108
Totals	$491,688	$468,144	$549,231	$575,850

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$28,290	$27,814	$30,925	$31,258
After one year through five years	68,876	65,406	97,830	100,716
After five years through ten years	102,296	95,366	58,050	60,137
After ten years	133,147	127,089	129,848	141,569
U.S. agency-based mortgage-backed securities	5,984	5,446	7,944	8,089
Totals	$338,593	$321,121	$324,597	$341,769

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

At December 31, 2022, there were $24.0 million of held-to-maturity investments on deposit with regulatory agencies of states in which the Company does business.

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2022, 2021 and 2020 is as follows:

	Fixed Maturity Securities Available-for-Sale	Equity Securities	Other	Total
	(in thousands)
Year ended December 31, 2022
Proceeds from sales	$42,505	$8,487	$—	$50,992
Gross realized investment gains	$365	$3,350	$—	$3,715
Gross realized investment losses	(51)	—	—	(51)
Net realized investment gains	314	3,350	—	3,664
Other, including losses on calls and redemptions	(200)	—	(24)	(224)
Net realized gains (losses) on investments	$114	$3,350	$(24)	$3,440
Year ended December 31, 2021
Proceeds from sales	$28,191	$—	$12,388	$40,579
Gross realized investment gains	$1,751	$—	$3	$1,754
Gross realized investment losses	(21)	—	—	(21)
Net realized investment gains	1,730	—	3	1,733
Other, including losses on calls and redemptions	(6)	—	(32)	(38)
Net realized gains (losses) on investments	$1,724	$—	$(29)	$1,695
Year ended December 31, 2020
Proceeds from sales	$25,436	$—	$46,959	$72,395
Gross realized investment gains	$711	$—	$306	$1,017
Gross realized investment losses	(14)	—	(4)	(18)
Net realized investment gains	697	—	302	999
Other, including gains (losses) on calls and redemptions	(43)	—	176	133
Net realized gains on investments	$654	$—	$478	$1,132

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Gross investment income:
Fixed maturity securities	$24,399	$24,882	$28,414
Equity securities	1,566	1,236	1,006
Short-term investments and cash and cash equivalents	2,260	304	897
Total gross investment income	28,225	26,422	30,317
Investment expenses	(1,002)	(987)	(953)
Net investment income	$27,223	$25,435	$29,364

The following table summarizes the fair value and gross unrealized losses on fixed maturity securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
December 31, 2022
Available-for-Sale
States and political subdivisions	$87,522	$5,319	$24,980	$4,507	$112,502	$9,826
Corporate bonds	98,590	4,549	30,011	2,108	128,601	6,657
U.S. agency-based mortgage-backed securities	4,732	444	714	94	5,446	538
U.S. Treasury securities and obligations of U.S. government agencies	5,589	313	7,719	1,140	13,308	1,453
Total available-for-sale securities	$196,433	$10,625	$63,424	$7,849	$259,857	$18,474
December 31, 2021
Available-for-Sale
States and political subdivisions	$23,465	$240	$—	$—	$23,465	$240
Corporate bonds	36,443	272	—	—	36,443	272
U.S. agency-based mortgage-backed securities	1,146	13	—	—	1,146	13
U.S. Treasury securities and obligations of U.S. government agencies	6,771	132	—	—	6,771	132
Total available-for-sale securities	$67,825	$657	$—	$—	$67,825	$657

At December 31, 2022, the Company held 185 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position, of which 48 were in a continuous unrealized loss position for longer than 12 months.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the year ended December 31, 2022.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2021	$48	$143	$—	$—	$4	$195
Provision for credit loss expense (benefit)	(8)	53	—	—	(1)	44
Balance at December 31, 2022	$40	$196	$—	$—	$3	$239

The Company has established an allowance for credit losses on 464 held-to-maturity securities totaling $0.2 million as of December 31, 2022. The majority of those securities were issued by states and political subdivisions and corporate bonds at 439 and 22, respectively.

The Company has no allowance for credit losses on investments classified as available-for-sale as of December 31, 2022.

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

The calculation of the credit loss allowance takes the amortized cost of the fixed income security and assumes default and recovery based on the average recovery rates from the Moody’s default studies. The amortized cost of the security plus any accrued interest, minus the amount recovered, is the estimated full amount the Company could lose in a default scenario. Then this amount is multiplied by the probability of default to determine the allowance for credit loss. The lower the security is rated, the higher likelihood of default, and therefore a higher allowance for credit loss. The longer to the maturity date of a security, the higher the default risk.

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of December 31, 2022.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized cost
	(in thousands)
AAA/AA/A ratings	$412,166	$26,566	$3,696	$13,123	$49	$455,600
Baa/BBB ratings	2,970	33,337	—	—	10	36,317
B ratings	—	—	—	—	10	10
Total	$415,136	$59,903	$3,696	$13,123	$69	$491,927

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

3.
Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for credit losses. The components of premiums receivable are shown below:

	December 31,
	2022	2021
	(in thousands)
Premiums receivable	$126,565	$139,486
Allowance for credit losses	(4,852)	(4,386)
Premiums receivable, net	$121,713	$135,100

The following summarizes the activity in the allowance for credit losses on premiums receivable:

	December 31,
	2022	2021
	(in thousands)
Balance, beginning of year	$4,386	$4,791
Provision for credit loss expense	1,011	1,090
Write-offs	(545)	(1,495)
Balance, end of year	$4,852	$4,386

Included in premiums receivable at December 31, 2022, 2021 and 2020 is the Company’s estimate for EBUB premium of $8.6 million, $7.9 million and $6.3 million, respectively.

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

These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2022	2021
	(in thousands)
Agents’ commissions	$12,578	$12,527
Premium taxes	2,587	2,696
Deferred underwriting expenses	2,236	1,836
Total deferred policy acquisition costs	$17,401	$17,059

The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Balance, beginning of year	$17,059	$17,810	$19,048
Policy acquisition costs deferred	40,194	37,730	40,345
Amortization expense during the year	(39,852)	(38,481)	(41,583)
Balance, end of year	$17,401	$17,059	$17,810

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

5.
Property and Equipment

Property and equipment consist of the following:

	December 31,
	2022	2021
	(in thousands)
Land and office building	$8,108	$7,937
Furniture and equipment	6,639	6,177
Software	9,258	8,042
Automobiles	74	74
Finance lease right-of-use assets	362	241
Total original cost	24,441	22,471
Accumulated depreciation and amortization	(17,216)	(16,012)
Property and equipment, net	$7,225	$6,459

Accumulated depreciation and amortization includes $0.2 million and $0.1 million that is related to equipment held under finance leases at December 31, 2022 and 2021, respectively, and is included in the underwriting and certain other operating costs line item on the income statement. The lease liabilities related to these properties are included in accounts payable and other liabilities.

6.
Reinsurance

The Company cedes certain premiums and losses to various reinsurers under excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2022, 2021 and 2020 was as follows:

	2022 Premiums		2021 Premiums		2020 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Gross	$276,110	$282,225	$278,294	$286,462	$303,090	$314,703
Ceded	(10,527)	(10,527)	(10,469)	(10,469)	(10,276)	(10,276)
Net premiums	$265,583	$271,698	$267,825	$275,993	$292,814	$304,427

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2022	2021
	(in thousands)
Unpaid losses recoverable:
Case basis	$81,273	$101,249
Incurred but not reported	31,282	18,017
Paid losses recoverable	12,440	778
Experience-rated commissions recoverable	1,054	957
Allowance for credit losses	(372)	(440)
Total	$125,677	$120,561

Amounts recoverable from reinsurers consists of ceded case reserves, ceded incurred but not reported (IBNR) reserves, and paid losses recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2022, there were no paid losses recoverable past due.

The Company received reinsurance recoveries of $1.4 million in 2022, $5.8 million in 2021 and $4.4 million in 2020.

The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts. At December 31, 2022, reinsurance recoverables from reinsurers that exceeded 1.5% of statutory surplus of the Company’s insurance subsidiaries are shown below.

Reinsurer		A.M. Best Rating	Amounts Recoverable as of December 31, 2022
			(in thousands)
Hannover Reinsurance Ireland Limited	(1)	A+	$63,987
Arch Reinsurance Company	(1)	A+	11,358
Allianz Risk Transfer AG (Bermuda)		A+	9,489
Minnesota Workers' Compensation Reinsurance Association	(1)	NR	8,567
Odyssey America Reinsurance Corporation		A	6,516
Other reinsurers			26,132
Total amounts recoverable from reinsurers			126,049
Allowance for credit losses			(372)
Total amounts recoverable from reinsurers net of allowance for credit losses			125,677
Funds withheld and letters of credit related to the above recoverables			(80,549)
Total unsecured amounts recoverable from reinsurers			$45,128

(1)
Current participant in our 2023 reinsurance program.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the years ended December 31, 2022 and 2021.

	Year Ended
	December 31,
	2022	2021
	(in thousands)
Balance, beginning of period	$440	$452
Provision for credit loss benefit	(68)	(12)
Balance, end of period	$372	$440

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

7.
Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$16,164	$18,018
Unearned premiums	6,173	6,560
Accrued expenses and other	2,403	2,385
State income tax	2,468	2,135
Accrued policyholder dividends	1,841	1,989
Accrued insurance-related assessments	1,990	1,901
Net unrealized loss on securities	1,182	—
Total deferred tax assets	32,221	32,988

Deferred income tax liabilities:
Deferred policy acquisition costs	(4,391)	(4,430)
Unrealized gain on securities available-for-sale	—	(7,791)
Property and equipment and other	(473)	(298)
Salvage and subrogation	(320)	(428)
Loss reserves adjustment	(4,243)	(5,657)
Total deferred income tax liabilities	(9,427)	(18,604)
Net deferred income taxes	$22,794	$14,384

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current:
Federal	$12,753	$11,368	$17,760
State	427	1,055	900
	13,180	12,423	18,660
Deferred:
Federal	(802)	2,943	1,403
State	(334)	(1,673)	254
	(1,136)	1,270	1,657
Total	$12,044	$13,693	$20,317

As of December 31, 2022 and 2021, the Company had no valuation allowance against its deferred income tax assets and liabilities. As of December 31, 2020, the Company had a valuation allowance against its deferred income tax benefits of $2.2 million.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Income tax computed at federal statutory tax rate	$14,206	$16,684	$22,453
Tax-exempt interest, net	(2,268)	(2,511)	(3,226)
State income tax	3	911	1,080
Dividends received deduction	(134)	(107)	(89)
Valuation allowance	(17)	(1,803)	46
Prior year adjustments	14	344	3
Other	240	175	50
	$12,044	$13,693	$20,317

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2022, 2021 and 2020.

Tax years 2019 through 2022 are subject to examination by the federal and state taxing authorities.

8.
Line of Credit

The Company has an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank. The agreement was renewed in December 2022. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or the one-month term SOFR rate. The line of credit is unsecured. No borrowings or letters of credit were outstanding under the line of credit arrangement at December 31, 2022 or 2021.

9.
Loss and Loss Adjustment Expenses

The following development tables provide the incurred and paid losses and allocated loss adjustment expenses, net of reinsurance, for workers’ compensation and general liability for accident years 2013 through 2022. The incurred but not reported (IBNR) losses and claims frequency is included for each accident year presented.

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of
	For the Years Ended December 31,										December 31, 2022
	(Dollars in thousands)										Total IBNR
											Plus
											Expected	Cumulative
											Development	Number of
Accident	Unaudited (1)										on Reported	Claims
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Claims	Reported
2013	$241,810	$241,811	$233,656	$220,457	$214,701	$210,588	$209,184	$207,304	$205,421	$204,026	$6,435	5,768
2014	—	268,846	268,846	249,097	235,058	226,933	218,386	212,417	210,811	210,096	4,510	5,841
2015	—	—	262,573	262,573	252,514	235,471	220,965	211,758	207,929	207,086	4,415	5,516
2016	—	—	—	250,491	250,491	241,406	218,005	209,214	202,820	201,604	4,452	5,393
2017	—	—	—	—	244,094	244,098	234,587	220,096	211,964	208,360	4,939	5,212
2018	—	—	—	—	—	250,487	250,487	235,641	217,369	208,517	5,268	5,471
2019	—	—	—	—	—	—	241,344	241,344	227,246	214,123	8,550	5,218
2020	—	—	—	—	—	—	—	220,710	220,710	214,500	17,039	4,387
2021	—	—	—	—	—	—	—	—	222,715	222,715	(5,162)	4,273
2022	—	—	—	—	—	—	—	—	—	192,907	6,863	3,886
									Total	$2,083,934	$57,308

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Dollars in thousands)

Accident	Unaudited (1)										Claim
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Frequency (2)
2013	$51,396	$119,507	$150,304	$165,994	$172,479	$177,724	$180,614	$182,465	$183,365	$184,500	16.56
2014	—	53,060	119,820	153,320	169,736	180,683	186,129	191,394	192,169	193,192	14.99
2015	—	—	54,141	121,599	151,818	170,461	182,053	185,657	188,145	189,339	14.25
2016	—	—	—	52,238	115,713	143,016	156,860	166,887	172,133	174,134	14.23
2017	—	—	—	—	56,951	122,552	151,427	166,448	175,733	183,696	14.68
2018	—	—	—	—	—	62,061	126,057	152,328	172,423	181,081	15.21
2019	—	—	—	—	—	—	58,884	120,512	154,391	168,448	15.26
2020	—	—	—	—	—	—	—	50,113	109,882	137,411	13.94
2021	—	—	—	—	—	—	—	—	52,292	130,288	14.92
2022	—	—	—	—	—	—	—	—	—	50,954	13.77
									Total	1,593,043
All outstanding liabilities before 2013, net of reinsurance										92,591
Liabilities for loss and loss adjustment expenses, net of reinsurance										583,482

(1) Data presented for these calendar years is required supplementary information, which is unaudited.
(2) Frequency, as calculated above, refers to reported claims divided by gross premium earned.

The average annual percentage payout of incurred losses by age, net of reinsurance, for workers’ compensation and general liability as of December 31, 2022 is summarized below. Since workers’ compensation has long payout periods, the table below shows less than 100% in the years disclosed. This is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
26.0%	31.5%	14.3%	7.8%	4.6%	2.7%	1.5%	0.6%	0.5%	0.6%

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Balance, beginning of period	$745,278	$760,561	$772,887
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	119,266	105,707	95,343
Net balance, beginning of period	626,012	654,854	677,544
Add incurred related to:
Current accident year	192,907	222,715	220,710
Prior accident years	(40,591)	(61,917)	(63,484)
Total incurred	152,316	160,798	157,226
Less paid related to:
Current accident year	50,954	52,292	50,113
Prior accident years	143,892	137,348	129,803
Total paid	194,846	189,640	179,916
Net balance, end of period	583,482	626,012	654,854
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	112,555	119,266	105,707
Balance, end of period	$696,037	$745,278	$760,561

The final resolution of the estimated loss reserve liability may be different from that anticipated at the reporting date because of the inherent uncertainty in loss reserve estimates, including, but not limited to, the future settlement environment. Consequently, actual paid losses in the future may result in a significantly different amount than currently reserved, favorable or unfavorable.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

The foregoing reconciliation reflects favorable development of the net reserves at December 31, 2022, 2021 and 2020. The favorable development reduced loss and loss adjustment expenses incurred by $40.6 million in 2022, driven primarily by accident years 2017 through 2020. In 2021 and 2020, the Company recorded favorable development of $61.9 million and $63.5 million, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

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

The following table details our exposures to various asbestos related claims:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Reserves for loss and LAE at beginning of year	$260	$318	$1,323
Incurred losses and LAE during the current year	(2)	(44)	(936)
Loss and LAE payments	(10)	(14)	(69)
Reserves for loss and LAE at end of year	$248	$260	$318

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

The anticipated effect of inflation is implicitly considered when estimating liabilities for loss and loss adjustment expenses. In establishing our reserves for loss and loss adjustment expenses, we review the results of analyses using individual case-base valuations and statistical and actuarial methods that utilize historical loss data from our more than 37 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides some of the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates. These anticipated trends are monitored based on actual development and are modified if necessary.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

10.
Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholders’ capital and surplus at December 31, 2022, 2021 and 2020 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2022, were as follows:

	2022	2021	2020
	(in thousands)
Capital and surplus	$252,486	$277,789	$365,524
Net income	59,810	53,094	82,390
Net realized gains on investments	3,692	1,695	1,075

Property and casualty insurance companies are subject to certain risk-based capital requirements (RBC) specified by the National Association of Insurance Commissioners (NAIC). Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2022, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirements.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the greater of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Nebraska Director of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. AIIC paid $77.7 million in dividends to the Company in 2022, $148.4 million in 2021 and $88.6 million in 2020. Based upon the dividend limitation described above, AIIC could pay to the Company dividends of up to $56.0 million in 2023 without seeking regulatory approval.

11.
Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. At December 31, 2022, there were 20,678,572 shares of common stock issued and 19,155,873 shares outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 2022, there were no shares of preferred stock outstanding.

12.
Restricted Stock and Stock Options

2012 Equity and Incentive Compensation Plan

In 2012, the Company’s shareholders approved the AMERISAFE 2012 Equity and Incentive Compensation Plan (the 2012 Incentive Plan). The 2012 Incentive Plan is administered by the Compensation Committee of the Board and is designed to attract, retain and motivate non-employee directors, officers, key employees and consultants by providing incentives for superior performance. The 2012 Incentive Plan authorizes the grant of equity-based compensation in the form of option rights, appreciation rights, restricted shares, restricted stock units, cash incentive awards, performance shares and units, and other types of awards. In connection with the approval of the 2022 Equity and Incentive Compensation Plan (the 2022 Incentive Plan) by the Company’s shareholders, no further grants will be made under the 2012 Incentive Plan. All grants made under the 2012 Incentive Plan will continue in effect, subject to the terms and conditions of the 2012 Incentive Plan.

In 2022, 40,959 shares of common stock and 1,062 shares of restricted stock were granted under the 2012 Incentive Plan, which will vest through 2027. In 2021, 24,288 shares of common stock were granted under the 2012 Incentive Plan.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

The following table summarizes information about the common and restricted stock activity under the 2012 Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2020	32,528	54.02
Granted	23,207	58.62
Vested	(40,421)	54.31
Forfeited	—	—
Nonvested balance at December 31, 2020	15,314	60.23
Granted	27,388	64.36
Vested	(29,881)	63.03
Forfeited	—	—
Nonvested balance at December 31, 2021	12,821	62.52
Granted	42,021	48.08
Vested	(44,311)	49.21
Forfeited	—	—
Nonvested balance at December 31, 2022	10,531	60.92

The Company recognized compensation expense of $232,000, $234,000 and $605,000 in 2022, 2021 and 2020, respectively, related to share-based grants. The Company recognized compensation expense of $1,608,000, $1,741,000 and $2,341,000 in 2022, 2021 and 2020, respectively, related to long-term incentive awards under the 2012 Incentive Plan. The long-term incentive award is a liability award.

2022 Equity and Incentive Compensation Plan

In 2022, the Company’s shareholders approved the AMERISAFE 2022 Equity and Incentive Compensation Plan (the 2022 Incentive Plan). The 2022 Incentive Plan is administered by the Compensation Committee of the Board and is designed to attract, retain and motivate non-employee directors, officers, key employees and consultants by providing incentives for superior performance. The 2022 Incentive Plan authorizes the grant of equity-based compensation in the form of option rights, appreciation rights, restricted shares, restricted stock units, cash incentive awards, performance shares and units, and other types of awards.

A maximum of 500,000 shares of common stock may be issued or transferred upon the exercise of option rights or appreciation rights, as restricted shares and released from substantial risk of forfeiture, in payment of restricted stock units, in payment of performance shares or performance units that have been earned, as awards of shares of common stock, as other awards granted under the 2022 Incentive Plan, or in payment of dividend equivalents paid with respect to awards made under the plan subject to adjustment in the event of a merger, stock dividend, stock split or similar event, which may be original issue shares or treasury shares or a combination of the two.

In 2022, 2,098 shares of restricted stock and 22,826 restricted stock units were granted under the 2022 Incentive Plan, which will vest through 2027 and 2026, respectively. At December 31, 2022, there were 475,076 shares of common stock available for future awards under the 2022 Incentive Plan.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

The following table summarizes information about the restricted stock activity under the 2022 Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2020	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance at December 31, 2020	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance at December 31, 2021	—	—
Granted	2,098	47.65
Vested	—	—
Forfeited	—	—
Nonvested balance at December 31, 2022	2,098	47.65

The following table summarizes information about the restricted stock unit activity under the 2022 Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2020	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance at December 31, 2020	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance at December 31, 2021	—	—
Granted	22,826	48.19
Vested	—	—
Forfeited	—	—
Nonvested balance at December 31, 2022	22,826	48.19

The Company recognized compensation expense of $137,000 in 2022 related to share-based grants under the 2022 Incentive Plan.

Non-Employee Director Restricted Stock Plan

The AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan) is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the Restricted Stock Plan is 150,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2022, there were 29,992 shares of common stock available for future awards under the Restricted Stock Plan.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Under the Restricted Stock Plan, each non-employee director is automatically granted a restricted stock award for a number of shares equal to $75,000 divided by the closing price of the Company’s common stock on the date of the annual meeting of shareholders at which the non-employee director is elected or is continuing as a member of the Board. Each restricted stock award vests on the date of the next annual meeting of shareholders following the date of grant, subject to the continued service of the non-employee director.

As of December 31, 2022, there were 11,888 shares of restricted stock outstanding under the Non-Employee Director Restricted Stock Plan, all of which will vest on the date of the annual meeting of shareholders in 2023.

The following table summarizes information about the restricted stock activity under the Non-Employee Director Restricted Stock Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2020	4,890	61.34
Granted	5,269	68.88
Vested	(5,091)	61.49
Forfeited	—	—
Nonvested balance at December 31, 2020	5,068	69.03
Granted	5,607	62.40
Vested	(5,068)	69.03
Forfeited	—	—
Nonvested balance at December 31, 2021	5,607	62.40
Granted	12,149	50.41
Vested	(5,868)	61.75
Forfeited	—	—
Nonvested balance at December 31, 2022	11,888	50.47

The Company recognized compensation expense of $502,000 in 2022, $344,000 in 2021 and $349,000 in 2020 related to the Non-Employee Director Restricted Stock Plan.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

The calculation of basic and diluted EPS for the years ended December 31, 2022, 2021 and 2020 are presented below.

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands, except earnings per share amounts)
Basic EPS:
Net income – basic	$55,602	$65,756	$86,602
Basic weighted average common shares	19,233	19,332	19,289
Basic earnings per share	$2.89	$3.40	$4.49
Diluted EPS:
Net income – diluted	$55,602	$65,756	$86,602
Diluted weighted average common shares:
Weighted average common shares	19,233	19,332	19,289
Restricted stock and RSUs	89	77	75
Diluted weighted average common shares	19,322	19,409	19,364
Diluted earnings per common share	$2.88	$3.39	$4.47

The table below sets forth the reconciliation of the weighted average shares used for the basic and diluted EPS calculation.

	Years Ended
	2022	2021	2020
Basic weighted average common shares	19,233,241	19,332,391	19,288,996
Add: Other common shares eligible for common dividends:
Restricted stock and RSUs	88,476	76,228	74,813
Diluted weighted average common shares	19,321,717	19,408,619	19,363,809

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

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Balance, beginning of period	$13,537	$21,019	$12,211
Other comprehensive income (loss) before reclassification	(24,966)	(5,289)	9,538
Amounts reclassified from accumulated other comprehensive income (loss)	(2,399)	(2,193)	(730)
Net current period other comprehensive income (loss)	(27,365)	(7,482)	8,808
Balance, end of period	$(13,828)	$13,537	$21,019

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Year Ended December 31,			Affected line item in the statement of income
	2022	2021	2020
	(in thousands)
Unrealized gains on available-for- sale securities	$3,037	$2,776	$925	Net realized gains on investments
	3,037	2,776	925	Income before income taxes
	(638)	(583)	(195)	Income tax expense
	$2,399	$2,193	$730	Net income

	Pre-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	(in thousands)
December 31, 2022
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(31,602)	$(6,636)	$(24,966)
Reclassification adjustment for gains realized in net income	(3,037)	(638)	(2,399)
Net unrealized loss	(34,639)	(7,274)	(27,365)
Other comprehensive loss	$(34,639)	$(7,274)	$(27,365)
December 31, 2021
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(6,695)	$(1,406)	$(5,289)
Reclassification adjustment for losses realized in net income	(2,776)	(583)	(2,193)
Net unrealized loss	(9,471)	(1,989)	(7,482)
Other comprehensive loss	$(9,471)	$(1,989)	$(7,482)
December 31, 2020
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$12,074	$2,536	$9,538
Reclassification adjustment for gains realized in net income	(925)	(195)	(730)
Net unrealized gain	11,149	2,341	8,808
Other comprehensive income	$11,149	$2,341	$8,808

15.
Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches 50% of employee contributions up to 6% of compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Company contributions to this plan were $0.7 million in each of 2022, 2021 and 2020.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes the fair value of the annuities at December 31, 2022, that the Company has purchased to satisfy its obligations.

Life Insurance Company	A.M. Best Rating	Statement Value of Annuities Exceeding 1% of Statutory Surplus
		(in thousands)
Pacific Life Insurance Company	A+	$19,007
American General Life Insurance Company	A	14,314
Metropolitan Tower Life Insurance Company	A+	9,563
United of Omaha Life Insurance Company	A+	9,408
Brighthouse Financial Life Insurance Company	A	9,312
New York Life Insurance Company	A++	8,128
Berkshire Hathaway Life Insurance Company of Nebraska	A++	7,343
John Hancock Life Insurance Company	A+	5,767
Athene Annuity and Life Company	A	3,739
Protective Life Insurance Company	A+	3,537
Wilton Reassurance Company	A+	3,057
Other		6,492
		$99,667

Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best Company rating of “A” (Excellent) or better.

The Company has operating and finance leases for office space and equipment. Our leases have remaining lease terms of one month to 48 months, some of which include options to extend the leases for up to five years.

The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Operating lease cost	$103	$149
Finance lease cost:
Amortization of right-of-use assets	193	76
Interest on lease liabilities	9	6
Total finance lease cost	$202	$82

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(87)	$(120)
Operating cash flows from finance leases	9	6
Financing cash flows from finance leases	58	44

Right-of-use assets obtained in the exchange for the lease obligations were as follows:

	December 31,
	2022	2021
	(in thousands)
Operating leases	$45	$15
Finance leases	122	61

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	December 31, 2021	Balance Sheet Classification
	(in thousands)
Operating leases:
Operating lease right-of-use assets	$106	$193	Other assets

Operating lease liabilities	$106	$193	Accounts payable and other liabilities

Finance leases:
Finance lease right-of-use assets	$362	$241
Finance lease accumulated amortization right-of-use assets	(193)	(76)
Property and equipment, net	$169	$165	Property and equipment, net

Finance lease liabilities	$230	$202	Accounts payable and other liabilities

	December 31,
	2022		2021
Weighted average remaining lease term:
Operating leases	1.2	years	1.8	years
Finance leases	3.0	years	4.1	years
Weighted average discount rate:
Operating leases	1.59%		5.13%
Finance leases	3.33%		3.25%

The following is a maturity analysis of the annual undiscounted cash flows of the operating and finance lease liabilities as of December 31, 2022:

	Operating Leases	Finance Leases
	(in thousands)
2023	$92	$93
2024	18	67
2025	—	63
2026	—	19
2027	—	—
Total lease payments	110	242
Less imputed interest	4	12
Total	$106	$230

Rental expense was $0.1 million in 2022, and $0.2 in both 2021 and 2020.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

17.
Concentration of Operations

The Company derives its premium revenues from its operations in the workers’ compensation insurance line of business.

Net premiums earned during 2022, 2021 and 2020 for the top ten states in 2022 and all others are shown below:

	2022		2021		2020
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Florida	$31,955	11.8%	$31,514	11.4%	$34,617	11.4%
Georgia	30,831	11.3%	34,772	12.6%	37,926	12.5%
Louisiana	21,804	8.0%	20,476	7.4%	22,668	7.4%
Pennsylvania	21,017	7.7%	19,574	7.1%	24,340	8.0%
North Carolina	17,883	6.6%	15,964	5.8%	17,338	5.7%
Illinois	12,209	4.5%	13,680	5.0%	14,802	4.9%
Wisconsin	12,007	4.4%	13,108	4.7%	12,263	4.0%
Virginia	11,537	4.3%	12,579	4.6%	14,041	4.6%
Minnesota	9,827	3.6%	10,612	3.8%	11,057	3.6%
South Carolina	9,808	3.6%	9,186	3.3%	11,270	3.7%
All others	92,820	34.2%	94,528	34.3%	104,105	34.2%
Total net premiums earned	$271,698	100.0%	$275,993	100.0%	$304,427	100.0%

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

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$491,688	$468,144	$549,231	$575,850
Fixed maturity securities—available-for-sale	321,121	321,121	341,769	341,769
Equity securities	62,058	62,058	64,140	64,140
Short-term investments	14,120	14,120	57,431	57,431
Cash and cash equivalents	61,469	61,469	70,722	70,722

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2022.

Assets measured at fair value on a recurring basis as of December 31, 2022 and 2021 are as follows:

	December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$156,656	$—	$156,656
Corporate bonds	—	144,788	—	144,788
U.S. agency-based mortgage-backed securities	—	5,446	—	5,446
U.S. Treasury securities	14,231	—	—	14,231
Total securities available-for-sale—fixed maturity	14,231	306,890	—	321,121
Equity securities:
Domestic common stock	62,058	—	—	62,058
Total	$76,289	$306,890	$—	$383,179

	December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$216,306	$—	$216,306
Corporate bonds	—	96,426	—	96,426
U.S. agency-based mortgage-backed securities	—	8,089	—	8,089
U.S. Treasury securities	20,948	—	—	20,948
Total securities available-for-sale—fixed maturity	20,948	320,821	—	341,769
Equity securities:
Domestic common stock	64,140	—	—	64,140
Total	$85,088	$320,821	$—	$405,909

Assets measured at amortized cost net of allowance for credit losses as of December 31, 2022 and 2021 are as follows:

	December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$395,944	$—	$395,944
Corporate bonds	—	55,851	—	55,851
U.S. agency-based mortgage-backed securities	—	3,576	—	3,576
U.S. Treasury securities	12,706	—	—	12,706
Asset-backed securities	—	67	—	67
Total held-to-maturity	$12,706	$455,438	$—	$468,144

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

	December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$496,552	$—	$496,552
Corporate bonds	—	57,843	—	57,843
U.S. agency-based mortgage-backed securities	—	5,000	—	5,000
U.S. Treasury securities	16,347	—	—	16,347
Obligations of U.S. government agencies	—	—	—	—
Asset-backed securities	—	108	—	108
Total held-to-maturity	$16,347	$559,503	$—	$575,850

At December 31, 2022 and 2021, the Company did not hold any securities measured at fair value on a nonrecurring basis due to expected credit losses.

19.
Capital Management

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. There were 264,449 shares repurchased under this program in 2022 for $12.4 million, or an average price of $46.84, including commissions. There were no shares repurchased under this program in 2021 or 2020. Since the beginning of this plan, the Company has repurchased a total of 1,522,699 shares for $34.8 million, or an average price of $22.83, including commissions.

In 2013, the Company’s Board of Directors initiated a regular quarterly dividend. During 2022, the Company’s Board of Directors declared a quarterly dividend of $0.31 per share compared to $0.29 per share in 2021, and $0.27 per share in 2020. The Company declared extraordinary dividends totaling $4.00 in both 2022 and 2021, and $3.50 per share in 2020.

20. Subsequent Events

On February 17, 2023 the Company declared a regular quarterly cash dividend of $0.34 per share payable on March 24, 2023 to shareholders of record as of March 10, 2023. The Board considers the payment of a regular cash dividend each calendar quarter.

Schedule II. Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2022	2021
	(in thousands)
Assets:
Investments:
Fixed maturity securities—available-for-sale, at fair value (amortized cost $19,824 and $19,650 in 2022 and 2021, respectively)	$19,470	$19,605
Equity securities, at fair value (cost $10,007 in 2022 and 2021)	13,602	14,092
Short-term investments	10,145	55,559
Investment in subsidiaries	239,664	290,077
Total investments	282,881	379,333
Cash and cash equivalents	31,911	18,825
Deferred income taxes	982	1,148
Notes receivable from subsidiaries	1,855	2,275
Property and equipment, net	2,736	2,003
Federal income tax recoverable	543	857
Other assets	1,752	1,295
Total assets	$322,660	$405,736
Liabilities and shareholders’ equity
Liabilities:
Accounts payable and other liabilities	5,228	6,413
Total liabilities	5,228	6,413
Shareholders' equity (net of Treasury stock of $34,758 and $22,370 at December 31, 2022 and 2021, respectively)	317,432	399,323
Total liabilities and shareholders' equity	$322,660	$405,736

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues
Net investment income	$2,395	$896	$944
Net unrealized gains (losses) on equity securities	(490)	2,590	(276)
Fee and other income	9,533	8,541	9,122
Total revenues	11,438	12,027	9,790
Expenses
Other operating costs	9,533	8,541	9,122
Total expenses	9,533	8,541	9,122
Income before income taxes and equity in earnings of subsidiaries	1,905	3,486	668
Income tax expense (benefit)	714	(1,188)	259
Gain before equity in earnings of subsidiaries	1,191	4,674	409
Equity in net income of subsidiaries	54,411	61,083	86,193
Net income	$55,602	$65,757	$86,602

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Operating activities
Net cash provided by operating activities	$6,121	$6,622	$6,012
Investing activities
Purchases of investments	(31,909)	(87,289)	(10,982)
Proceeds from sales of investments	75,950	28,780	18,970
Purchases of property and equipment	(1,903)	(1,277)	(764)
Dividends from subsidiary	77,700	148,400	88,600
Net cash provided by investing activities	119,838	88,614	95,824
Financing activities
Finance lease purchases	(58)	(44)	(50)
Purchase of treasury stock	(12,388)	—	—
Dividends to shareholders	(100,427)	(99,929)	(88,775)
Net cash used in financing activities	(112,873)	(99,973)	(88,825)
Change in cash and cash equivalents	13,086	(4,737)	13,011
Cash and cash equivalents at beginning of year	18,825	23,562	10,551
Cash and cash equivalents at end of year	$31,911	$18,825	$23,562

Schedule VI. Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Costs	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Net Premiums Earned	Net Investment Income	Loss and LAE Related to Current Period	Loss and LAE Related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
	(in thousands)
2022	$17,401	$696,037	$114,976	$271,698	$27,223	$192,907	$(40,591)	$(39,852)	$194,846	$265,583
2021	17,059	745,278	121,092	275,993	25,435	222,715	(61,917)	(38,481)	189,640	267,825
2020	17,810	760,561	129,260	304,427	29,364	220,710	(63,484)	(41,583)	179,916	292,814

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

AMERISAFE, Inc. and subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited AMERISAFE, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMERISAFE, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

New Orleans, LA

February 21, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2023 Annual Meeting of Shareholders. We plan to file our Proxy Statement within 120 days after December 31, 2022, the end of our fiscal year.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2023 Annual Meeting of Shareholders.

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

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees, and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2023 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2023 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2023 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2023 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2023 Annual Meeting of Shareholders.

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

10.1*

Amended and Restated Employment Agreement, dated March 4, 2015 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 5, 2015)

10.2*

Employment Agreement, dated January 15, 2013 by and between the Company and Vincent J. Gagliano (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed March 6, 2013)

10.3*

Employment Agreement effective as of March 1, 2016 by and between the Company and Kathryn H. Shirley (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed April 29, 2016)

10.4*

Employment Agreement effective as of May 20, 2019 by and between the Company and Andrew McCray (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 3, 2019)

10.5*

Employment Agreement effective as of September 1, 2022 by and between the Company and Anastasios Omiridis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2022)

10.6*	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Annex A to the Company's Proxy Statement on Schedule 14A filed April 28, 2017)

10.7*	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed February 27, 2015)

10.8*	AMERISAFE, Inc. 2018 Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 27, 2018)

10.9*	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed February 28, 2014)

10.10*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 6, 2010)

10.11*	Form of Annual Incentive Compensation Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed February 26, 2016)

10.12*	Form of 2012 Plan Share Withholding Letter (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed October 28,2022)

10.13*	AMERISAFE, Inc. 2022 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 29, 2022)

10.14*

Form of 2022 Equity and Incentive Compensation Plan Restricted Share Units Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2022)

10.15*	Form of 2022 Long-Term Incentive Plan Award Agreement

10.16

Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2012 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed March 9, 2012)

10.17

Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2014, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed February 27, 2015)

10.18

Casualty Catastrophe Excess of Loss Reinsurance Contract, effective as of January 1, 2016, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed February 26, 2016)

10.19

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2017, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed February 24, 2017)

10.20

Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2017, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed February 24, 2017)

10.21

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2018, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed February 28, 2018)

10.22

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2019, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.20 to the Company’s annual Report on Form 10-K filed February 28, 2019)

10.23

Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2020, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed February 25, 2020)

10.24

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2020, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed February 25, 2020)

10.25

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2021, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed February 26, 2021)

10.26†

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2022, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed February 25, 2022)

10.27†	Form of Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2023 issued to the Company by certain reinsurers named herein

10.28†	Casualty per Occurence Excess of Loss Reinsurance Contract effective as of January 1, 2023 issued to the Company by certain reinsurers named herein

10.29†	Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2023 issued to the Company by certain reinsurers named herein

10.30†	Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2023 issued to the Company by certain reinsurers named herein

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed February 26, 2016)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Anastasios Omiridis filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Anastasios Omiridis filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2023.

AMERISAFE, Inc.

By:	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2023.

/s/ G. Janelle Frost	President, Chief Executive Officer and Director (Principal Executive Officer)
G. Janelle Frost

/s/ Anastasios Omiridis	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Anastasios Omiridis

*	Chairman and Director
Jared A. Morris

*	Director
Michael J. Brown

*	Director
Teri G. Fontenot

*	Director
Philip A. Garcia

*	Director
Billy B. Greer

*	Director
Randall Roach

*	Director
Sean Traynor

Kathryn H. Shirley, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 21st day of February 2023, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ Kathryn H. Shirley
Kathryn H. Shirley, Attorney-in-Fact