Form 10-Q
period 2023-03-31
AMERISAFE INC
filed 2023-04-28
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of April 21, 2023, there were 19,151,597 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements in this report, and under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $220 and $239 in 2023 and 2022, respectively, (fair value $463,814 and $468,144 in 2023 and 2022, respectively)	$480,142	$491,688
Fixed maturity securities—available-for-sale, at fair value (amortized cost $356,984, allowance for credit losses of $0 in 2023 and amortized cost $338,593, allowance for credit losses of $0 in 2022)	345,088	321,121
Equity securities, at fair value (cost $50,115 and $50,185 in 2023 and 2022, respectively)	63,357	62,058
Short-term investments	31,269	14,120
Total investments	919,856	888,987
Cash and cash equivalents	41,210	61,469
Amounts recoverable from reinsurers (net of allowance for credit losses of $328 and $372 in 2023 and 2022, respectively)	118,142	125,677
Premiums receivable (net of allowance for credit losses of $4,864 and $4,852 in 2023 and 2022, respectively)	137,051	121,713
Deferred income taxes	21,658	22,794
Accrued interest receivable	8,638	8,428
Property and equipment, net	6,907	7,225
Deferred policy acquisition costs	18,629	17,401
Federal income tax recoverable	—	1,453
Other assets	16,163	14,132
Total assets	$1,288,254	$1,269,279
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$686,652	$696,037
Unearned premiums	124,103	114,976
Amounts held for others	50,635	48,811
Policyholder deposits	35,247	36,312
Insurance-related assessments	17,594	17,653
Federal income tax payable	2,534	—
Accounts payable and other liabilities	38,634	38,058
Total liabilities	955,399	951,847
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2023 and 2022; 20,677,086 and 20,678,572 shares issued; and 19,154,387 and 19,155,873 shares outstanding in 2023 and 2022, respectively	207	207
Additional paid-in capital	220,556	220,299
Treasury stock, at cost (1,522,699 shares in 2023 and 2022)	(34,758)	(34,758)
Accumulated earnings	156,334	145,512
Accumulated other comprehensive loss, net	(9,484)	(13,828)
Total shareholders’ equity	332,855	317,432
Total liabilities and shareholders’ equity	$1,288,254	$1,269,279

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues
Gross premiums written	$82,487	$77,791
Ceded premiums written	(4,179)	(2,559)
Net premiums written	$78,308	$75,232
Net premiums earned	$69,181	$67,556
Net investment income	7,433	6,113
Net realized gains on investments	258	738
Net unrealized gains on equity securities	1,369	1,040
Fee and other income	197	113
Total revenues	78,438	75,560
Expenses
Loss and loss adjustment expenses incurred	39,009	37,741
Underwriting and certain other operating costs	5,156	3,990
Commissions	5,803	5,208
Salaries and benefits	6,023	5,915
Policyholder dividends	931	1,189
Provision for investment related credit loss expense (benefit)	(19)	95
Total expenses	56,903	54,138
Income before income taxes	21,535	21,422
Income tax expense	4,196	4,091
Net income	$17,339	$17,331
Earnings per share
Basic	$0.91	$0.90
Diluted	$0.90	$0.89
Shares used in computing earnings per share
Basic	19,131,356	19,332,006
Diluted	19,235,411	19,430,824
Cash dividends declared per common share	$0.34	$0.31

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income	$17,339	$17,331
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	4,344	(13,480)
Comprehensive income	$21,683	$3,851

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2023 and 2022

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2022	20,678,572	$207	$220,299	(1,522,699)	$(34,758)	$145,512	$(13,828)	$317,432
Comprehensive income:
Net income	—	—	—	—	—	17,339	—	17,339
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	4,344	4,344
Comprehensive income:								21,683
Common stock issued	(1,486)	—	—	—	—	—	—	—
Share-based compensation	—	—	257	—	—	—	—	257
Dividends to shareholders	—	—	—	—	—	(6,517)	—	(6,517)
Balance at March 31, 2023	20,677,086	$207	$220,556	(1,522,699)	$(34,758)	$156,334	$(9,484)	$332,855

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income	Total

Balance at December 31, 2021	20,622,304	$206	$217,458	(1,258,250)	$(22,370)	$190,492	$13,537	$399,323
Comprehensive income:
Net income	—	—	—	—	—	17,331	—	17,331
Other comprehensive income:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	(13,480)	(13,480)
Comprehensive income:								3,851
Common stock issued	261	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(43,893)	(2,059)	—	—	(2,059)
Share-based compensation	—	—	147	—	—	—	—	147
Dividends to shareholders	—	—	—	—	—	(5,989)	—	(5,989)
Balance at March 31, 2022	20,622,565	$206	$217,605	(1,302,143)	$(24,429)	$201,834	$57	$395,273

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$17,339	$17,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	350	294
Net amortization of investments	1,091	2,068
Change in investment related allowance for credit losses	(19)	95
Deferred income taxes	(19)	364
Net realized gains on investments	(258)	(738)
Net unrealized gains on equity securities	(1,369)	(1,040)
Share-based compensation	216	(9)
Changes in operating assets and liabilities:
Premiums receivable, net	(15,338)	(5,501)
Accrued interest receivable	(210)	(869)
Deferred policy acquisition costs	(1,228)	(818)
Other assets	320	(4,714)
Reserves for loss and loss adjustment expenses	(9,385)	(16,720)
Unearned premiums	9,127	7,676
Reinsurance balances	7,249	4,281
Amounts held for others and policyholder deposits	759	420
Federal income taxes payable/recoverable	3,987	3,441
Accounts payable and other liabilities	854	1,557
Net cash provided by operating activities	13,466	7,118
Investing activities
Purchases of investments held-to-maturity	(2,638)	(13,665)
Purchases of investments available-for-sale	(27,243)	(30,076)
Purchases of equity securities	—	(4,975)
Purchases of short-term investments	(21,358)	(24,133)
Proceeds from maturities of investments held-to-maturity	10,932	12,723
Proceeds from sales and maturities of investments available-for-sale	8,705	11,638
Proceeds from sales of equity securities	262	1,483
Proceeds from sales and maturities of short-term investments	4,175	8,218
Purchases of property and equipment	(32)	(258)
Net cash used in investing activities	(27,197)	(39,045)
Financing activities
Finance lease purchases	(23)	(12)
Purchase of treasury stock	—	(2,059)
Dividends to shareholders	(6,505)	(5,983)
Net cash used in financing activities	(6,528)	(8,054)
Change in cash and cash equivalents	(20,259)	(39,981)
Cash and cash equivalents at beginning of period	61,469	70,722
Cash and cash equivalents at end of period	$41,210	$30,741

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the three months ended March 31, 2023 and 2022.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (GAAP). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses and related disclosures. Some of the estimates result from judgments that can be subjective and complex and, consequently, actual results in future periods might differ from these estimates.

Adopted Accounting Guidance

The Company has not adopted any new accounting guidance in 2023.

Prospective Accounting Guidance

All issued but not yet effective accounting and reporting standards as of March 31, 2023 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Restricted Stock, Restricted Stock Units, and Stock Options

As of March 31, 2023, the Company has three equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan), the AMERISAFE 2012 Equity and Incentive Compensation Plan (the 2012 Incentive Plan) and the 2022 Equity and Incentive Compensation Plan (the 2022 Incentive Plan). In connection with the approval of the 2022 Incentive Plan by the Company’s shareholders at the annual meeting of shareholders in June 2022, no further grants will be made under the 2012 Incentive Plan. All grants made under the 2012 Incentive Plan will continue in effect, subject to the terms and conditions of the 2012 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding the Company’s incentive plans.

During the three months ended March 31, 2023, the Company issued 9,064 restricted stock units to officers. The market value of these shares totaled $0.5 million. During the three months ended March 31, 2022, the Company issued 261 shares of restricted common stock to a non-employee director. The market value of these shares totaled $12.5 thousand.

The Company had no stock options outstanding as of March 31, 2023.

The Company recognized share-based compensation expense of $0.2 million in the quarter ended March 31, 2023. Due to changes in variable share price based incentive compensation, the Company recognized a benefit of $9.0 thousand in the quarter ended March 31, 2022.

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

	Three Months Ended
	March 31,
	2023	2022
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$17,339	$17,331
Basic weighted average common shares	19,131,356	19,332,006
Basic earnings per common share	$0.91	$0.90
Diluted EPS:
Net income	$17,339	$17,331
Diluted weighted average common shares:
Weighted average common shares	19,131,356	19,332,006
Restricted stock and RSUs	104,055	98,818
Diluted weighted average common shares	19,235,411	19,430,824
Diluted earnings per common share	$0.90	$0.89

Note 4. Investments

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at March 31, 2023 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$412,038	$(40)	$411,998	$1,965	$(14,777)	$399,186
Corporate bonds	53,528	(178)	53,350	2	(3,170)	50,182
U.S. agency-based mortgage-backed securities	3,606	—	3,606	30	(126)	3,510
U.S. Treasury securities and obligations of U.S. government agencies	11,125	—	11,125	25	(276)	10,874
Asset-backed securities	65	(2)	63	—	(1)	62
Totals	$480,362	$(220)	$480,142	$2,022	$(18,350)	$463,814

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at March 31, 2023 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$159,914	$904	$(7,384)	$153,434	$—
Corporate bonds	175,574	1,200	(4,960)	171,814	—
U.S. agency-based mortgage-backed securities	5,803	—	(468)	5,335	—
U.S. Treasury securities and obligations of U.S. government agencies	15,693	22	(1,210)	14,505	—
Totals	$356,984	$2,126	$(14,022)	$345,088	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at March 31, 2023 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$50,115	$13,242	$—	$63,357
Total equity securities	$50,115	$13,242	$—	$63,357

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

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$41,342	$41,136	$41,878	$41,652
After one year through five years	157,097	152,035	165,216	159,006
After five years through ten years	122,498	116,231	121,739	112,665
After ten years	155,536	150,840	159,093	151,178
U.S. agency-based mortgage-backed securities	3,606	3,510	3,696	3,576
Asset-backed securities	63	62	66	67
Totals	$480,142	$463,814	$491,688	$468,144

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$34,379	$34,006	$28,290	$27,814
After one year through five years	84,849	81,150	68,876	65,406
After five years through ten years	103,517	99,831	102,296	95,366
After ten years	128,436	124,766	133,147	127,089
U.S. agency-based mortgage-backed securities	5,803	5,335	5,984	5,446
Totals	$356,984	$345,088	$338,593	$321,121

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2023:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
March 31, 2023
Available-for-Sale
States and political subdivisions	$31,492	$299	$62,296	$7,085	$93,788	$7,384
Corporate bonds	97,774	2,018	46,059	2,942	143,833	4,960
U.S. agency-based mortgage-backed securities	—	—	5,335	468	5,335	468
U.S. Treasury securities and obligations of U.S. government agencies	—	—	13,564	1,210	13,564	1,210
Total available-for-sale securities	$129,266	$2,317	$127,254	$11,705	$256,520	$14,022

At March 31, 2023, we held 170 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position.

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2022:

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the three months ended March 31, 2023.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2022	$40	$196	$—	$—	$3	$239
Provision for credit loss benefit	—	(18)	—	—	(1)	(19)
Balance at March 31, 2023	$40	$178	$—	$—	$2	$220

The Company has established an allowance for credit losses on 455 held-to-maturity securities totaling $0.2 million. The majority of those securities were issued by states and political subdivisions (434 securities) and corporate bonds (18 securities).

The Company has no allowance for credit losses on investments classified as available-for-sale for the period ended March 31, 2023.

The credit rating used for held-to-maturity fixed income securities is the rating for each security as published by Moody’s, S&P, and Fitch to determine the probability of default. If there are two ratings, the lower rating is used. If there are three ratings, the median rating is used. If there is one rating, that rating is used. For corporate fixed income securities, the probability of default (given a rating) comes from Moody’s annual study of corporate bond defaults published each February. The maximum maturity using the default rate is 20 years (any maturity greater than 20 years will use the 20-year rate). For municipal fixed income securities, the probability of default (given a rating) comes from Moody’s annual study of municipal bond defaults published each July/August.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of March 31, 2023.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized cost
	(in thousands)
AAA/AA/A ratings	$409,073	$26,353	$3,606	$11,125	$56	$450,213
Baa/BBB ratings	2,965	27,175	—	—	9	30,149
B ratings	—	—	—	—	—	—
Total	$412,038	$53,528	$3,606	$11,125	$65	$480,362

Net realized gains in the quarter ended March 31, 2023 were $0.3 million resulting from the sale of equity and fixed maturity securities classified as available-for-sale. Net realized gains in the quarter ended March 31, 2022 were $0.7 million resulting primarily from the sale of equity and fixed maturity securities classified as available-for-sale.

During the first quarter of 2023, we recognized through income $1.4 million of net unrealized gains on equity securities. During the first quarter of 2022, we recognized through income $1.0 million of net unrealized gains on equity securities.

Investment income is recognized as it is earned. The discount or premium on fixed maturity securities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of March 31, 2023 and 2022, the Company had no valuation allowance against its deferred income tax assets and liabilities.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes primarily due to the impact of tax-exempt investment income and state income tax accruals.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for the periods ended March 31, 2023 and 2022.

Tax years 2019 through 2023 are subject to examination by the federal and state taxing authorities.

Note 6. Loss Reserves

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid as of a given point in time. The reserves for loss and loss adjustment expenses are estimated using individual case-basis valuations, statistical analyses and estimates based upon experience for unreported claims and their associated loss and loss adjustment expenses. Such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed internally and periodically evaluated with our independent actuary. Adjustments are made as experience develops and new information becomes known. Any such adjustments are included in income from current operations. See Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding the Company’s loss and loss adjustment expense development.

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Balance, beginning of period	$696,037	$745,278
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	112,555	119,266
Net balance, beginning of period	583,482	626,012
Add incurred related to:
Current accident year	49,119	47,965
Prior accident years	(10,110)	(10,224)
Total incurred	39,009	37,741
Less paid related to:
Current accident year	2,603	2,850
Prior accident years	44,249	47,063
Total paid	46,852	49,913
Net balance, end of period	575,639	613,840
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	111,013	114,718
Balance, end of period	$686,652	$728,558

The foregoing reconciliation reflects favorable development of the net reserves at March 31, 2023 and March 31, 2022. The favorable development reduced loss and loss adjustment expenses incurred by $10.1 million and $10.2 million in 2023 and 2022, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Balance, beginning of period	$372	$440
Provision for credit loss benefit	(44)	(52)
Balance, end of period	$328	$388

Note 7. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income includes net income plus unrealized gains (losses) on our available-for-sale investment securities, net of tax. In reporting comprehensive income on a net basis in the statements of comprehensive income, we used a 21% tax rate in 2023 and 2022. The difference between net income as reported and comprehensive income was due primarily to changes in unrealized gains and losses, net of tax on available-for-sale debt securities.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive income for each period presented in the interim financial statements.

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Balance, beginning of period	$(13,828)	$13,537
Other comprehensive income (loss) before reclassification	4,339	(13,170)
Amounts reclassified from accumulated other comprehensive loss	5	(310)
Net current period other comprehensive income (loss)	4,344	(13,480)
Balance, end of period	$(9,484)	$57

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income to current period net income. The effects of reclassifications out of accumulated other comprehensive income by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income	Three Months Ended March 31,		Affected line item in the statement of income
	2023	2022
	(in thousands)
Unrealized gains (losses) on debt securities, net of tax	$(6)	$393	Net realized gains on investments
	(6)	393	Income before income taxes
Unrealized gains (losses) on debt securities, net of tax	1	(83)	Income tax expense
	$(5)	$310	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2023.

At March 31, 2023, assets measured at fair value on a recurring basis are summarized below:

	March 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$153,434	$—	$153,434
Corporate bonds	—	171,814	—	171,814
U.S. agency-based mortgage-backed securities	—	5,335	—	5,335
U.S. Treasury securities	14,505	—	—	14,505
Total securities available-for-sale—fixed maturity	14,505	330,583	—	345,088
Equity securities:
Domestic common stock	63,357	—	—	63,357
Total	$77,862	$330,583	$—	$408,445

At March 31, 2023, assets measured at amortized cost net of allowance for credit losses are summarized below:

	March 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$399,186	$—	$399,186
Corporate bonds	—	50,182	—	50,182
U.S. agency-based mortgage-backed securities	—	3,510	—	3,510
U.S. Treasury securities	10,874	—	—	10,874
Asset-backed securities	—	62	—	62
Total held-to-maturity	$10,874	$452,940	$—	$463,814

At December 31, 2022, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$156,656	$—	$156,656
Corporate bonds	—	144,788	—	144,788
U.S. agency-based mortgage-backed securities	—	5,446	—	5,446
U.S. Treasury securities	14,231	—	—	14,231
Total securities available-for-sale—fixed maturity	$14,231	$306,890	$—	$321,121
Equity securities:
Domestic common stock	62,058	—	—	62,058
Total	$76,289	$306,890	$—	$383,179

At December 31, 2022, assets measured at amortized cost net of allowance for credit losses are summarized below:

	December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$395,944	$—	$395,944
Corporate bonds	—	55,851	—	55,851
U.S. agency-based mortgage-backed securities	—	3,576	—	3,576
U.S. Treasury securities	12,706	—	—	12,706
Asset-backed securities	—	67	—	67
Total held-to-maturity	$12,706	$455,438	$—	$468,144

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of March 31, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$480,142	$463,814	$491,688	$468,144
Fixed maturity securities—available-for-sale	345,088	345,088	321,121	321,121
Equity securities	63,357	63,357	62,058	62,058
Short-term investments	31,269	31,269	14,120	14,120
Cash and cash equivalents	41,210	41,210	61,469	61,469

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. As of March 31, 2023, $12.6 million was available for future purchases. Repurchases of shares may be made pursuant to pre-established trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

During the three months ended March 31, 2023, no shares were purchased. During the three months ended March 31, 2022, 43,893 shares were purchased for $2.1 million, or an average price of $46.90 per share (including commissions).

Note 10. Subsequent Events

On April 25, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.34 per share payable on June 23, 2023 to shareholders of record as of June 16, 2023. The Board considers the payment of a regular cash dividend each calendar quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three months ended March 31, 2023 and 2022. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, credit losses on investment securities and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
	2023	2022
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$82,487	$77,791
Net premiums earned	69,181	67,556
Net investment income	7,433	6,113
Total revenues	78,438	75,560
Total expenses	56,903	54,138
Net income	17,339	17,331
Diluted earnings per common share	$0.90	$0.89
Other Key Measures
Net combined ratio (1)	82.2%	80.1%
Return on average equity (2)	21.3%	17.4%
Book value per share (3)	$17.38	$20.46

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

Consolidated Results of Operations for Three Months Ended March 31, 2023 Compared to March 31, 2022

Gross Premiums Written. Gross premiums written for the quarter ended March 31, 2023 were $82.5 million, compared to $77.8 million for the same period in 2022, an increase of 6.0%. The increase was attributable to a $6.1 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. This increase was offset by a $0.8 million decrease in annual premiums on voluntary policies written during the period. The effective loss cost multiplier, or ELCM, for our voluntary business was 1.48 and 1.54 for the quarters ended March 31, 2023 and 2022, respectively.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2023 were $78.3 million, compared to $75.2 million for the same period in 2022, an increase of 4.1%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.7% for the first quarter of 2023 compared to 3.6% for the first quarter of 2022. Ceded premiums increased as we purchased higher levels of reinsurance coverage at generally higher prices in 2023. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Net Premiums Earned. Net premiums earned for the first quarter of 2023 were $69.2 million, compared to $67.6 million for the same period in 2022, an increase of 2.4%. The increase was primarily attributable to the increase in net premiums written during the period.

Net Investment Income. Net investment income for the quarter ended March 31, 2023 was $7.4 million, compared to $6.1 million for the same period in 2022, an increase of 21.6%. The increase was due to higher investment yields on fixed income securities and cash balances compared to prior year. As a result of increased market interest rates, new money yields on a tax-equivalent basis averaged 5.39% in the quareter ended March 31, 2023 compared to 2.26% in the quarter ended March 31, 2022. Average invested assets, including cash and cash equivalents, were $960.7 million in the quarter ended March 31, 2023 compared to an average of $1,076.4 million for the same period in 2022, a decrease of 10.7%. The pre-tax investment yield on our investment portfolio was 3.1% per annum during the quarter ended March 31, 2023 compared to 2.3% per annum during the same period in 2022. The tax-equivalent yield on our investment portfolio was 3.5% per annum for the quarter ended March 31, 2023 and 2.7% for the same period in 2022. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended March 31, 2023 were $0.3 million compared to $0.7 million net realized gains for the same period in 2022. Net realized gains in the first quarter of 2023 were mostly attributable to the sale of equity securities. Net realized gains in the first quarter of 2022 were from the sale of equity and fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. The market value of our equity securities increased by $1.4 million for the three months ended March 31, 2023 compared to an increase of $1.0 million for the same period in 2022.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $39.0 million for the three months ended March 31, 2023, compared to $37.7 million for the same period in 2022, an increase of $1.3 million, or 3.4%. The current accident year loss and LAE incurred were $49.1 million compared to $48.0 million for the same period in 2022. Our loss and LAE ratio for accident year 2023 is estimated at 71.0% of net premiums earned, consistent with the estimate initially set for accident year 2022, and is based on long-term claim frequency and severity trends, as well as medical inflation. We recorded favorable prior accident year development of $10.1 million in the first quarter of 2023, compared to favorable prior accident year development of $10.2 million in the same period of 2022, as further discussed below in “Prior Year Development.” Our net loss ratio was 56.4% in the first quarter of 2023, compared to 55.9% for the same period of 2022.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended March 31, 2023 were $17.0 million, compared to $15.1 million for the same period in 2022. This increase was primarily due to an increase in insurance related assessments of $3.8 million, a $0.6 million increase in commission expense and a $0.5 million increase in professional fees. The increase in insurance related assessments was attributable to a benefit of $3.8 million in 2022 due to a return of assessments from the Minnesota Workers' Compensation Reinsurance Association. Offsetting these amounts was an increase of $3.3 million in profit sharing reinsurance commission. Our expense ratio was 24.5% in the first quarter of 2023 compared to 22.4% in the first quarter of 2022.

Income Tax Expense. Income tax expense for the three months ended March 31, 2023 was $4.2 million, compared to $4.1 million for the same period in 2022. The effective tax rate for the Company was 19.5% in the quarter ended March 31, 2023 and 19.1% for the same period in 2022. The increase in the effective tax rate was due to a lower proportion of tax-exempt income to underwriting income compared to the same period of 2022.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $13.5 million for the three months ended March 31, 2023, which represented a $6.3 million increase from $7.1 million in net cash provided by operating activities for the three months ended March 31, 2022. This increase in operating cash flow was due to a $11.9 million increase in reinsurance recoveries, a $1.0 million increase in net investment income and a decrease in loss and loss adjustment expenses paid of $0.6 million. Offsetting these amounts were a $6.8 million decrease in premium collections and a $0.5 million increase in underwriting and other operating expenses paid.

Net cash used in investing activities was $27.2 million for the three months ended March 31, 2023, compared to net cash used in investment activities of $39.0 million for the same period in 2022. Cash provided by sales and maturities of investments totaled $24.1 million for the three months ended March 31, 2023, compared to $34.1 million for the same period in 2022. A total of $51.2 million in cash was used to purchase investments in the three months ended March 31, 2023, compared to $72.8 million in purchases for the same period in 2022.

Net cash used in financing activities in the three months ended March 31, 2023 was $6.5 million compared to net cash used in financing activities of $8.1 million for the same period in 2022. In the three months ended March 31, 2023, $6.5 million of cash was used for dividends paid to shareholders compared to $6.0 million in the same period of 2022. In the three months ended March 31, 2023, there were no repurchases of outstanding shares of our common stock compared to $2.1 million in repurchases for the same period in 2022.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $961.1 million at March 31, 2023, an increase of 1.1% from December 31, 2022. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity. Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale are reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2023, is shown in the following table:

	Carrying Amount	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$411,998	42.9%
Corporate bonds	53,350	5.5%
U.S. agency-based mortgage-backed securities	3,606	0.4%
U.S. Treasury securities and obligations of U.S. government agencies	11,125	1.2%
Asset-backed securities	63	—
Total fixed maturity securities—held-to-maturity	480,142	50.0%
Fixed maturity securities—available-for-sale:
States and political subdivisions	153,434	16.0%
Corporate bonds	171,814	17.9%
U.S. agency-based mortgage-backed securities	5,335	0.5%
U.S. Treasury securities and obligations of U.S. government agencies	14,505	1.5%
Total fixed maturity securities—available-for-sale	345,088	35.9%
Equity securities	63,357	6.6%
Short-term investments	31,269	3.2%
Cash and cash equivalents	41,210	4.3%
Total investments, including cash and cash equivalents	$961,066	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year development of $10.1 million in the three months ended March 31, 2023. The table below sets forth the favorable development for the three months ended March 31, 2023 and 2022 for accident years 2018 through 2022 and, collectively, for all accident years prior to 2018.

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Accident Year
2022	$—	$—
2021	—	—
2020	1.5	—
2019	2.5	3.8
2018	0.1	2.8
Prior to 2018	6.0	3.6
Total net development	$10.1	$10.2

The table below sets forth the number of open claims as of March 31, 2023 and 2022, and the number of claims reported and closed during the three months then ended.

	Three Months Ended
	March 31,
	2023	2022
Open claims at beginning of period	4,275	4,594
Claims reported	984	993
Claims closed	(952)	(1,178)
Open claims at end of period	4,307	4,409

The number of open claims at March 31, 2023 decreased by 102 claims as compared to the number of open claims at March 31, 2022. At March 31, 2023, our incurred amounts for certain accident years, particularly 2013, 2016, 2019, and 2020, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of March 31, 2023, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see Item 1, “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2022, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of March 31, 2023, we had repurchased a total of 1,522,699 shares of our outstanding common stock for $34.8 million. The Company had $12.6 million available for future purchases at March 31, 2023 under this program. There were no shares repurchased during the three months ended March 31, 2023. During the three months ended March 31, 2022, there were 43,893 shares repurchased at a total cost (including commission) of $2.1 million, or an average price (including commission) of $46.90 per share. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

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

AMERISAFE, INC.

April 28, 2023	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

April 28, 2023	/s/ Anastasios Omiridis
Anastasios Omiridis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)