Form 10-Q
period 2023-06-30
AMERISAFE INC
filed 2023-07-28
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of July 21, 2023, there were 19,180,014 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $204 and $239 in 2023 and 2022, respectively, (fair value $455,613 and $468,144 in 2023 and 2022, respectively)	$476,401	$491,688
Fixed maturity securities—available-for-sale, at fair value (amortized cost $355,670, allowance for credit losses of $0 in 2023 and amortized cost $338,593, allowance for credit losses of $0 in 2022)	340,384	321,121
Equity securities, at fair value (cost $50,115 and $50,185 in 2023 and 2022, respectively)	65,405	62,058
Short-term investments	46,540	14,120
Total investments	928,730	888,987
Cash and cash equivalents	33,922	61,469
Amounts recoverable from reinsurers (net of allowance for credit losses of $338 and $372 in 2023 and 2022, respectively)	122,721	125,677
Premiums receivable (net of allowance for credit losses of $4,787 and $4,852 in 2023 and 2022, respectively)	141,943	121,713
Deferred income taxes	23,437	22,794
Accrued interest receivable	8,387	8,428
Property and equipment, net	6,561	7,225
Deferred policy acquisition costs	18,927	17,401
Federal income tax recoverable	—	1,453
Other assets	14,287	14,132
Total assets	$1,298,915	$1,269,279
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$684,613	$696,037
Unearned premiums	126,244	114,976
Amounts held for others	52,916	48,811
Policyholder deposits	34,957	36,312
Insurance-related assessments	18,015	17,653
Federal income tax payable	2,301	—
Accounts payable and other liabilities	37,967	38,058
Payable for investments purchased	1,335	—
Total liabilities	958,348	951,847
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2023 and 2022; 20,702,713 and 20,678,572 shares issued; and 19,180,014 and 19,155,873 shares outstanding in 2023 and 2022, respectively	207	207
Additional paid-in capital	221,759	220,299
Treasury stock, at cost (1,522,699 shares in 2023 and 2022)	(34,758)	(34,758)
Accumulated earnings	165,459	145,512
Accumulated other comprehensive loss, net	(12,100)	(13,828)
Total shareholders’ equity	340,567	317,432
Total liabilities and shareholders’ equity	$1,298,915	$1,269,279

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Gross premiums written	$71,704	$74,460	$154,191	$152,251
Ceded premiums written	(3,965)	(2,725)	(8,144)	(5,284)
Net premiums written	$67,739	$71,735	$146,047	$146,967
Net premiums earned	$65,598	$70,279	$134,779	$137,835
Net investment income	7,724	6,485	15,157	12,598
Net realized gains on investments	75	1,079	333	1,817
Net unrealized gains (losses) on equity securities	2,048	(9,942)	3,417	(8,902)
Fee and other income	214	135	411	248
Total revenues	75,659	68,036	154,097	143,596
Expenses
Loss and loss adjustment expenses incurred	35,645	40,326	74,654	78,067
Underwriting and certain other operating costs	7,427	7,684	12,583	11,674
Commissions	5,845	5,453	11,648	10,661
Salaries and benefits	6,700	6,776	12,723	12,691
Policyholder dividends	490	688	1,421	1,877
Provision for investment related credit loss expense (benefit)	(16)	(14)	(35)	81
Total expenses	56,091	60,913	112,994	115,051
Income before income taxes	19,568	7,123	41,103	28,545
Income tax expense	3,941	991	8,137	5,082
Net income	$15,627	$6,132	$32,966	$23,463
Earnings per share
Basic	$0.82	$0.32	$1.72	$1.22
Diluted	$0.81	$0.32	$1.72	$1.21
Shares used in computing earnings per share
Basic	19,139,735	19,273,934	19,135,564	19,302,805
Diluted	19,196,755	19,332,168	19,200,377	19,367,085
Cash dividends declared per common share	$0.34	$0.31	$0.68	$0.62

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$15,627	$6,132	$32,966	$23,463
Other comprehensive income (loss):
Unrealized gain (loss) on debt securities, net of tax	(2,616)	(8,931)	1,728	(22,411)
Comprehensive income (loss)	$13,011	$(2,799)	$34,694	$1,052

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2023 and 2022

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at March 31, 2023	20,677,086	$207	$220,556	(1,522,699)	$(34,758)	$156,334	$(9,484)	$332,855
Comprehensive income:
Net income	—	—	—	—	—	15,627	—	15,627
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(2,616)	(2,616)
Comprehensive income:								13,011
Common stock issued	25,627	—	944	—	—	—	—	944
Share-based compensation	—	—	259	—	—	—	—	259
Tax benefit from share-based payments	—	—	—	—	—	—	—	—
Dividends to shareholders	—	—	—	—	—	(6,502)	—	(6,502)
Balance at June 30, 2023	20,702,713	$207	$221,759	(1,522,699)	$(34,758)	$165,459	$(12,100)	$340,567

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)	Total
Balance at March 31, 2022	20,622,565	$206	$217,605	(1,302,143)	$(24,429)	$201,834	$57	$395,273
Comprehensive loss:
Net income	—	—	—	—	—	6,132	—	6,132
Other comprehensive loss:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	(8,931)	(8,931)
Comprehensive loss:								(2,799)
Common stock issued	53,909	1	1,969	—	—	—	—	1,970
Purchase of treasury stock	—	—	—	(77,699)	(3,642)	—	—	(3,642)
Share-based compensation	—	—	170	—	—	—	—	170
Dividends to shareholders	—	—	—	—	—	(5,983)	—	(5,983)
Balance at June 30, 2022	20,676,474	$207	$219,744	(1,379,842)	$(28,071)	$201,983	$(8,874)	$384,989

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2023 and 2022

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2022	20,678,572	$207	$220,299	(1,522,699)	$(34,758)	$145,512	$(13,828)	$317,432
Comprehensive income:
Net income	—	—	—	—	—	32,966	—	32,966
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	1,728	1,728
Comprehensive income:								34,694
Common stock issued	24,141	—	944	—	—	—	—	944
Share-based compensation	—	—	516	—	—	—	—	516
Tax benefit from share-based payments	—	—	—	—	—	—	—	—
Dividends to shareholders	—	—	—	—	—	(13,019)	—	(13,019)
Balance at June 30, 2023	20,702,713	$207	$221,759	(1,522,699)	$(34,758)	$165,459	$(12,100)	$340,567

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)	Total

Balance at December 31, 2021	20,622,304	$206	$217,458	(1,258,250)	$(22,370)	$190,492	$13,537	$399,323
Comprehensive income:
Net income	—	—	—	—	—	23,463	—	23,463
Other comprehensive income:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	(22,411)	(22,411)
Comprehensive income:								1,052
Common stock issued	54,170	1	1,969	—	—	—	—	1,970
Purchase of treasury stock	—	—	—	(121,592)	(5,701)	—	—	(5,701)
Share-based compensation	—	—	317	—	—	—	—	317
Dividends to shareholders	—	—	—	—	—	(11,972)	—	(11,972)
Balance at June 30, 2022	20,676,474	$207	$219,744	(1,379,842)	$(28,071)	$201,983	$(8,874)	$384,989

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$32,966	$23,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	699	602
Net amortization of investments	1,872	3,896
Change in investment related allowance for credit losses	(35)	81
Deferred income taxes	(1,102)	(1,586)
Net realized gains on investments	(333)	(1,817)
Net unrealized (gains) losses on equity securities	(3,417)	8,902
Net realized losses on disposal of assets	2	—
Share-based compensation	646	841
Changes in operating assets and liabilities:
Premiums receivable, net	(18,666)	(8,207)
Accrued interest receivable	41	(148)
Deferred policy acquisition costs	(1,526)	(1,044)
Other assets	(180)	(1,500)
Reserves for loss and loss adjustment expenses	(11,424)	(20,387)
Unearned premiums	11,268	9,132
Reinsurance balances	2,585	2,294
Amounts held for others and policyholder deposits	2,750	1,446
Federal income taxes payable/recoverable	3,754	6,125
Accounts payable and other liabilities	843	2,895
Net cash provided by operating activities	20,743	24,988
Investing activities
Purchases of investments held-to-maturity	(9,596)	(27,403)
Purchases of investments available-for-sale	(38,107)	(52,675)
Purchases of equity securities	—	(7,261)
Purchases of short-term investments	(46,347)	(25,327)
Proceeds from maturities of investments held-to-maturity	24,488	33,567
Proceeds from sales and maturities of investments available-for-sale	20,818	36,056
Proceeds from sales of equity securities	262	3,877
Proceeds from sales and maturities of short-term investments	14,175	47,545
Purchases of property and equipment	(37)	(1,032)
Net cash provided by (used in) investing activities	(34,344)	7,347
Financing activities
Finance lease purchases	(47)	(23)
Share-based compensation related tax withholding	(779)	—
Purchase of treasury stock	—	(5,701)
Dividends to shareholders	(13,120)	(12,015)
Net cash used in financing activities	(13,946)	(17,739)
Change in cash and cash equivalents	(27,547)	14,596
Cash and cash equivalents at beginning of period	61,469	70,722
Cash and cash equivalents at end of period	$33,922	$85,318

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the six months ended June 30, 2023 and 2022.

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

Prospective Accounting Guidance

All issued but not yet effective accounting and reporting standards as of June 30, 2023 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Restricted Stock, Restricted Stock Units, and Stock Options

As of June 30, 2023, the Company has three equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan), the AMERISAFE 2012 Equity and Incentive Compensation Plan (the 2012 Incentive Plan) and the 2022 Equity and Incentive Compensation Plan (the 2022 Incentive Plan). In connection with the approval of the 2022 Incentive Plan by the Company’s shareholders at the annual meeting of shareholders in June 2022, no further grants will be made under the 2012 Incentive Plan. All grants made under the 2012 Incentive Plan will continue in effect, subject to the terms and conditions of the 2012 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding the Company’s incentive plans.

During the six months ended June 30, 2023, the Company issued 18,561 shares of common stock pursuant to vested performance awards. During the six months ended June 30, 2023, the Company awarded 9,064 restricted stock units to officers and 9,856 shares of restricted common stock to non-employee directors. The market value of these shares totaled $2.8 million. During the six months ended June 30, 2022, the Company issued 40,959 shares of common stock pursuant to vested performance awards and

13,211 shares of restricted common stock were awarded to officers and non-employee directors. The market value of these shares totaled $2.6 million.

The Company had no stock options outstanding as of June 30, 2023.

The Company recognized share-based compensation expense of $0.4 million in the quarter ended June 30, 2023 and $0.8 million in the same period in 2022. The Company recognized share-based compensation expense of $0.6 million in the six months ended June 30, 2023 and $0.8 million in the same period in 2022.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$15,627	$6,132	$32,966	$23,463
Basic weighted average common shares	19,139,735	19,273,934	19,135,564	19,302,805
Basic earnings per common share	$0.82	$0.32	$1.72	$1.22
Diluted EPS:
Net income	$15,627	$6,132	$32,966	$23,463
Diluted weighted average common shares:
Weighted average common shares	19,139,735	19,273,934	19,135,564	19,302,805
Restricted stock and RSUs	57,020	58,234	64,813	64,280
Diluted weighted average common shares	19,196,755	19,332,168	19,200,377	19,367,085
Diluted earnings per common share	$0.81	$0.32	$1.72	$1.21

Note 4. Investments

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at June 30, 2023 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$408,779	$(41)	$408,738	$1,165	$(18,023)	$391,880
Corporate bonds	53,130	(161)	52,969	—	(3,381)	49,588
U.S. agency-based mortgage-backed securities	3,499	—	3,499	15	(150)	3,364
U.S. Treasury securities and obligations of U.S. government agencies	11,143	—	11,143	18	(431)	10,730
Asset-backed securities	54	(2)	52	—	(1)	51
Totals	$476,605	$(204)	$476,401	$1,198	$(21,986)	$455,613

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at June 30, 2023 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$155,935	$321	$(8,340)	$147,916	$—
Corporate bonds	178,426	767	(6,066)	173,127	—
U.S. agency-based mortgage-backed securities	5,598	—	(536)	5,062	—
U.S. Treasury securities and obligations of U.S. government agencies	15,711	—	(1,432)	14,279	—
Totals	$355,670	$1,088	$(16,374)	$340,384	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at June 30, 2023 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$50,115	$15,290	$—	$65,405
Total equity securities	$50,115	$15,290	$—	$65,405

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

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$41,420	$41,148	$41,878	$41,652
After one year through five years	158,329	151,287	165,216	159,006
After five years through ten years	125,395	117,523	121,739	112,665
After ten years	147,706	142,240	159,093	151,178
U.S. agency-based mortgage-backed securities	3,499	3,364	3,696	3,576
Asset-backed securities	52	51	66	67
Totals	$476,401	$455,613	$491,688	$468,144

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$34,515	$34,235	$28,290	$27,814
After one year through five years	89,175	84,422	68,876	65,406
After five years through ten years	108,099	103,279	102,296	95,366
After ten years	118,283	113,386	133,147	127,089
U.S. agency-based mortgage-backed securities	5,598	5,062	5,984	5,446
Totals	$355,670	$340,384	$338,593	$321,121

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2023:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
June 30, 2023
Available-for-Sale
States and political subdivisions	$46,548	$441	$62,315	$7,899	$108,863	$8,340
Corporate bonds	98,553	2,755	51,149	3,311	149,702	6,066
U.S. agency-based mortgage-backed securities	—	—	5,062	536	5,062	536
U.S. Treasury securities and obligations of U.S. government agencies	921	2	13,358	1,430	14,279	1,432
Total available-for-sale securities	$146,022	$3,198	$131,884	$13,176	$277,906	$16,374

At June 30, 2023, we held 186 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position.

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the quarter ended June 30, 2023.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at March 31, 2023	$40	$178	$—	$—	$2	$220
Provision for credit loss expense (benefit)	1	(17)	—	—	—	(16)
Balance at June 30, 2023	$41	$161	$—	$—	$2	$204

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the six months ended June 30, 2023.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2022	$40	$196	$—	$—	$3	$239
Provision for credit loss expense (benefit)	1	(35)	—	—	(1)	(35)
Balance at June 30, 2023	$41	$161	$—	$—	$2	$204

The Company has established an allowance for credit losses on 458 held-to-maturity securities totaling $0.2 million. The majority of those securities were issued by states and political subdivisions (437 securities) and corporate bonds (18 securities).

The Company has no allowance for credit losses on investments classified as available-for-sale for the period ended June 30, 2023.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of June 30, 2023.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized cost
	(in thousands)
AAA/AA/A ratings	$405,819	$26,137	$3,499	$11,143	$37	$446,635
Baa/BBB ratings	2,960	26,993	—	—	17	29,970
B ratings	—	—	—	—	—	—
Total	$408,779	$53,130	$3,499	$11,143	$54	$476,605

Net realized gains in the quarter ended June 30, 2023 were $0.1 million resulting from the sale of fixed maturity securities classified as available-for-sale. Net realized gains in the quarter ended June 30, 2022 were $1.1 million resulting from the sale of equity securities.

Net realized gains in the six months ended June 30, 2023 were $0.3 million resulting primarily from the sale of equity and fixed maturity securities classified as available-for-sale. Net realized gains in the six months ended June 30, 2022 were $1.8 million resulting primarily from the sale of equity and fixed maturity securities classified as available-for-sale.

During the second quarter of 2023, we recognized through income $2.0 million of net unrealized gains on equity securities. During the second quarter of 2022, we recognized through income $9.9 million of net unrealized losses on equity securities.

During the six months ended June 30, 2023, we recognized through income $3.4 million of net unrealized gains on equity securities. During the six months ended June 30, 2022, we recognized through income $8.9 million of net unrealized losses on equity securities.

Investment income is recognized as it is earned. The discount or premium on fixed maturity securities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of June 30, 2023 and 2022, the Company had no valuation allowance against its deferred income tax assets and liabilities.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes primarily due to the impact of tax-exempt investment income and state income tax accruals.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for the periods ended June 30, 2023 and 2022.

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

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Balance, beginning of period	$696,037	$745,278
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	112,555	119,266
Net balance, beginning of period	583,482	626,012
Add incurred related to:
Current accident year	95,693	97,863
Prior accident years	(21,039)	(19,796)
Total incurred	74,654	78,067
Less paid related to:
Current accident year	12,938	14,063
Prior accident years	75,252	82,473
Total paid	88,190	96,536
Net balance, end of period	569,946	607,543
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	114,667	117,348
Balance, end of period	$684,613	$724,891

The foregoing reconciliation reflects favorable development of the net reserves at June 30, 2023 and June 30, 2022. The favorable development reduced loss and loss adjustment expenses incurred by $21.0 million and $19.8 million in 2023 and 2022, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$328	$388	$372	$440
Provision for credit loss expense (benefit)	10	(19)	(34)	(71)
Balance, end of period	$338	$369	$338	$369

Note 7. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income plus unrealized gains (losses) on our available-for-sale investment securities, net of tax. In reporting comprehensive income (loss) on a net basis in the statements of comprehensive income (loss), we used a 21% tax rate in 2023 and 2022. The difference between net income as reported and comprehensive income (loss) was due primarily to changes in unrealized gains and losses, net of tax on available-for-sale debt securities.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive income (loss) for each period presented in the interim financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$(9,484)	$57	$(13,828)	$13,537
Other comprehensive income (loss) before reclassification	(2,765)	(8,248)	1,574	(21,705)
Amounts reclassified from accumulated other comprehensive loss	149	(683)	154	(706)
Net current period other comprehensive income (loss)	(2,616)	(8,931)	1,728	(22,411)
Balance, end of period	$(12,100)	$(8,874)	$(12,100)	$(8,874)

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income (loss) to current period net income. The effects of reclassifications out of accumulated other comprehensive income (loss) by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Six Months Ended		Affected line item in the
Comprehensive Income (Loss)	June 30,		June 30,		statement of income
	2023	2022	2023	2022
	(in thousands)
Unrealized gains (losses) on debt securities, net of tax	$(189)	$865	$(195)	$894	Net realized gains on investments
	(189)	865	(195)	894	Income before income taxes
Unrealized gains (losses) on debt securities, net of tax	40	(182)	41	(188)	Income tax expense
	$(149)	$683	$(154)	$706	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2023.

At June 30, 2023, assets measured at fair value on a recurring basis are summarized below:

	June 30, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$147,916	$—	$147,916
Corporate bonds	—	173,127	—	173,127
U.S. agency-based mortgage-backed securities	—	5,062	—	5,062
U.S. Treasury securities	14,279	—	—	14,279
Total securities available-for-sale—fixed maturity	14,279	326,105	—	340,384
Equity securities:
Domestic common stock	65,405	—	—	65,405
Total	$79,684	$326,105	$—	$405,789

At June 30, 2023, assets measured at amortized cost net of allowance for credit losses are summarized below:

	June 30, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$391,880	$—	$391,880
Corporate bonds	—	49,588	—	49,588
U.S. agency-based mortgage-backed securities	—	3,364	—	3,364
U.S. Treasury securities	10,730	—	—	10,730
Asset-backed securities	—	51	—	51
Total held-to-maturity	$10,730	$444,883	$—	$455,613

At December 31, 2022, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$156,656	$—	$156,656
Corporate bonds	—	144,788	—	144,788
U.S. agency-based mortgage-backed securities	—	5,446	—	5,446
U.S. Treasury securities	14,231	—	—	14,231
Total securities available-for-sale—fixed maturity	$14,231	$306,890	$—	$321,121
Equity securities:
Domestic common stock	62,058	—	—	62,058
Total	$76,289	$306,890	$—	$383,179

At December 31, 2022, assets measured at amortized cost net of allowance for credit losses are summarized below:

	December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$395,944	$—	$395,944
Corporate bonds	—	55,851	—	55,851
U.S. agency-based mortgage-backed securities	—	3,576	—	3,576
U.S. Treasury securities	12,706	—	—	12,706
Asset-backed securities	—	67	—	67
Total held-to-maturity	$12,706	$455,438	$—	$468,144

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of June 30, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$476,401	$455,613	$491,688	$468,144
Fixed maturity securities—available-for-sale	340,384	340,384	321,121	321,121
Equity securities	65,405	65,405	62,058	62,058
Short-term investments	46,540	46,540	14,120	14,120
Cash and cash equivalents	33,922	33,922	61,469	61,469

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. As of June 30, 2023, $12.6 million was available for future purchases. Repurchases of shares may be made pursuant to pre-established trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

During the three and six months ended June 30, 2023, no shares were purchased. During the three months ended June 30, 2022, 77,699 shares were purchased for $3.6 million, or an average price of $46.88 per share (including commissions). During the six months ended June 30, 2022, 121,592 shares were purchased for $5.7 million, or an average price of $46.88 per share (including commissions).

Note 10. Subsequent Events

On July 25, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.34 per share payable on September 22, 2023 to shareholders of record as of September 8, 2023. The Board considers the payment of a regular cash dividend each calendar quarter.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2023 and 2022. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$71,704	$74,460	$154,191	$152,251
Net premiums earned	65,598	70,279	134,779	137,835
Net investment income	7,724	6,485	15,157	12,598
Total revenues	75,659	68,036	154,097	143,596
Total expenses	56,091	60,913	112,994	115,051
Net income	15,627	6,132	32,966	23,463
Diluted earnings per common share	$0.81	$0.32	$1.72	$1.21
Other Key Measures
Net combined ratio (1)	85.4%	86.7%	83.9%	83.4%
Return on average equity (2)	18.6%	6.3%	20.0%	12.0%
Book value per share (3)	$17.76	$19.95	$17.76	$19.95

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

Consolidated Results of Operations for Three Months Ended June 30, 2023 Compared to June 30, 2022

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2023 were $71.7 million, compared to $74.5 million for the same period in 2022, a decrease of 3.7%. The decrease was attributable to a $1.5 million decrease in annual premiums on voluntary policies written during the period, a $0.8 million decrease in payroll audits and related premium adjustments for policies written in previous quarters and a decrease of $0.5 million in residual market premium. Payroll audits increased $0.2 million for the second quarter as compared to the second quarter of 2022, offset by $1.0 million in related premium adjustments which includes endorsements, cancellations, earned-but-unbilled and certain regulatory accruals. The effective loss cost multiplier, or ELCM, for our voluntary business was 1.46 and 1.51 for the quarter ended June 30, 2023 and 2022, respectively.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2023 were $67.7 million, compared to $71.7 million for the same period in 2022, a decrease of 5.6%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.7% for the second quarter of 2023 compared to 3.7% for the second quarter of 2022. Ceded premiums increased as we purchased higher levels of reinsurance coverage at generally higher prices in 2023. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Net Premiums Earned. Net premiums earned for the second quarter of 2023 were $65.6 million, compared to $70.3 million for the same period in 2022, a decrease of 6.7%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the quarter ended June 30, 2023 was $7.7 million, compared to $6.5 million for the same period in 2022, an increase of 19.1%. The increase was due to higher investment yields on fixed income securities and cash balances compared to prior year. Average invested assets, including cash and cash equivalents, were $964.1 million in the quarter ended June 30, 2023 compared to an average of $1,058.9 million for the same period in 2022, a decrease of 8.9%. The pre-tax investment yield on our investment portfolio was 3.2% per annum during the quarter ended June 30, 2023 compared to 2.5% per annum during the same period in 2022. The tax-equivalent yield on our investment portfolio was 3.6% per annum for the quarter ended June 30, 2023 and 2.9% for the same period in 2022. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended June 30, 2023 were $0.1 million compared to net realized gains of $1.1 million for the same period in 2022. Net realized gains in the second quarter of

2023 were mostly attributable to sales of fixed maturity securities classified as available-for-sale. Net realized gains in the second quarter of 2022 were mostly attributable to the sale of equity securities.

Net Unrealized Gains (Losses) on Equity Securities. The market value of our equity securities increased by $2.0 million for the three months ended June 30, 2023 compared to a decline of $9.9 million for the same period in 2022.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $35.6 million for the three months ended June 30, 2023, compared to $40.3 million for the same period in 2022, a decrease of $4.7 million, or 11.6%. The current accident year loss and LAE incurred were $46.6 million compared to $49.9 million for the same period in 2022. Our loss and LAE ratio for accident year 2023 is estimated at 71.0% of net premiums earned, consistent with the estimate initially set for accident year 2022, and is based on long-term claim frequency and severity trends, as well as medical inflation. We recorded favorable prior accident year development of $10.9 million in the second quarter of 2023, compared to favorable prior accident year development of $9.6 million in the same period of 2022, as further discussed below in “Prior Year Development.” Our net loss ratio was 54.3% in the second quarter of 2023, compared to 57.4% for the same period of 2022.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2023 were $20.0 million, compared to $19.9 million for the same period in 2022. This increase was primarily due to a $0.7 million increase in professional fees and a $0.4 million increase in commission expense. Offsetting these amounts was a decrease of $0.6 million in insurance related assessments. Our expense ratio was 30.4% in the second quarter of 2023 compared to 28.3% in the second quarter of 2022.

Income Tax Expense. Income tax expense for the three months ended June 30, 2023 was $3.9 million, compared to $1.0 million for the same period in 2022. The effective tax rate for the Company was 20.1% in the quarter ended June 30, 2023 and 13.9% for the same period in 2022. The increase in the effective tax rate was due to a lower proportion of income from tax-exempt investments compared to the same period of 2022.

Consolidated Results of Operations for Six Months Ended June 30, 2023 Compared to June 30, 2022

Gross Premiums Written. Gross premiums written for the six months ended June 30, 2023 were $154.2 million, compared to $152.3 million for the same period in 2022, an increase of 1.3%. The increase was attributable to a $5.3 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. These increases were partially offset by a $2.3 million decrease in annual premiums on voluntary policies written during the period and a $1.1 million decrease in residual market premium. The ELCM for our voluntary business was 1.47 and 1.53 for the six months ended June 30, 2023 and 2022, respectively.

Net Premiums Written. Net premiums written for the six months ended June 30, 2023 were $146.0 million, compared to $147.0 million for the same period in 2022, a decrease of 0.6%. The decrease was primarily attributable to an increase in ceded premiums. As a percentage of gross premiums earned, ceded premiums were 5.7% for the first six months of 2023 compared to 3.7% in the same period of 2022. Ceded premiums increased as we purchased higher levels of reinsurance coverage at generally higher prices in 2023. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Net Premiums Earned. Net premiums earned for the six months ended June 30, 2023 were $134.8 million, compared to $137.8 million for the same period in 2022, a decrease of 2.2%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the first six months of 2023 was $15.2 million, compared to $12.6 million for the same period in 2022, an increase of 20.3%. The increase was due to higher investment yields on fixed income securities and cash balances. Average invested assets, including cash and cash equivalents were $962.6 million in the six months ended June 30, 2023 compared to an average of $1,068.6 million in the same period in 2022, a decrease of 9.9%. The pre-tax investment yield on our investment portfolio was 3.2% per annum during the six months ended June 30, 2023 compared to 2.4% per annum for the same period in 2022. The tax-equivalent yield on our investment portfolio was 3.6% per annum for the first six months of 2023 compared to 2.9% in the same period in 2022. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the six months ended June 30, 2023 were $0.3 million compared to net realized gains of $1.8 million for the same period in 2022. Net realized gains in the first six months of 2023 were attributable to sales of equity and fixed maturity securities classified as available-for-sale. Net realized gains in the first six months of 2022 were attributable to sales of equity and fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. The market value of our equity securities increased by $3.4 million for the six months ended June 30, 2023 compared to a decrease of $8.9 million for the same period in 2022.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $74.7 million for the six months ended June 30, 2023, compared to $78.1 million for the same period in 2022, a decrease of $3.4 million, or 4.4%. The current accident year loss and LAE incurred were $95.7 million compared to $97.9 million for the same period in 2022. Our loss and LAE ratio for accident year 2023 is estimated at 71.0% of net premiums earned, consistent with the estimate initially set for accident year 2022, and is based on long-term claim frequency and severity trends, as well as medical inflation. We recorded favorable prior accident year development of $21.0 million in the first six months of 2023, compared to favorable prior accident year development of $19.8 million in the same period of 2022, as further discussed below in “Prior Year Development.” Our net loss ratio was 55.4% in the first six months of 2023, compared to 56.6% for the same period of 2022.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the six months ended June 30, 2023 were $37.0 million, compared to $35.0 million for the same period in 2022, an increase of 5.5%. This increase was primarily due to an increase in insurance related assessments of $3.2 million, a $1.2 million increase in professional fees, and a $1.0 million increase in commission expense. The increase in insurance related assessments included a benefit of $3.8 million in 2022 due to a return of assessments from the Minnesota Workers’ Compensation Reinsurance Association. Partially offsetting these amounts was an increase of $3.2 million in profit sharing reinsurance commission. Our expense ratio was 27.4% in the first six months of 2023 compared to 25.4% for the same period of 2022.

Income Tax Expense. Income tax expense for the six months ended June 30, 2023 was $8.1 million, compared to $5.1 million for the same period in 2022. The effective tax rate for the Company increased to 19.8% for the six months ended June 30, 2023 from 17.8% for the six months ended June 30, 2022. The increase in the effective tax rate is due to a lower proportion of income from tax-exempt investments for the six months ended June 30, 2023 compared with the six months ended June 30, 2022.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $20.7 million for the six months ended June 30, 2023, which represented a $4.2 million decrease from $25.0 million in net cash provided by operating activities for the six months ended June 30, 2022. This decrease in operating cash flow was due to a $11.6 million decrease in premium collections, a $5.9 million increase in underwriting and other expenses paid and a $4.5 million increase in federal taxes paid. Offsetting these amounts were a $11.9 million increase in reinsurance recoveries, a $4.6 million decrease in loss and loss adjustment expenses paid, a $0.7 million increase in net investment income, and a $0.5 million decrease in dividends paid to policyholders.

Net cash used in investing activities was $34.3 million for the six months ended June 30, 2023, compared to net cash provided by investment activities of $7.3 million for the same period in 2022. Cash provided by sales and maturities of investments totaled $59.7 million for the six months ended June 30, 2023, compared to $121.0 million for the same period in 2022. A total of $94.0 million in cash was used to purchase investments in the six months ended June 30, 2023, compared to $112.7 million in purchases for the same period in 2022.

Net cash used in financing activities in the six months ended June 30, 2023 was $13.9 million compared to net cash used in financing activities of $17.7 million for the same period in 2022. In the six months ended June 30, 2023, $13.1 million of cash was used for dividends paid to shareholders compared to $12.0 million in the same period of 2022. Share-based compensation related payroll tax withholding was $0.8 million in the six months ended June 30, 2023 compared to none in the same period in 2022. In the six months ended June 30, 2023, there were no repurchases of outstanding shares of our common stock compared to $5.7 million for the same period in 2022.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $962.7 million at June 30, 2023, an increase of 1.3% from December 31, 2022. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity. Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale are reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2023, is shown in the following table:

	Carrying Amount	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$408,738	42.5%
Corporate bonds	52,969	5.4%
U.S. agency-based mortgage-backed securities	3,499	0.4%
U.S. Treasury securities and obligations of U.S. government agencies	11,143	1.2%
Asset-backed securities	52	—
Total fixed maturity securities—held-to-maturity	476,401	49.5%
Fixed maturity securities—available-for-sale:
States and political subdivisions	147,916	15.4%
Corporate bonds	173,127	18.0%
U.S. agency-based mortgage-backed securities	5,062	0.5%
U.S. Treasury securities and obligations of U.S. government agencies	14,279	1.5%
Total fixed maturity securities—available-for-sale	340,384	35.4%
Equity securities	65,405	6.8%
Short-term investments	46,540	4.8%
Cash and cash equivalents	33,922	3.5%
Total investments, including cash and cash equivalents	$962,652	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year development of $10.9 million in the three months ended June 30, 2023. The table below sets forth the favorable development for the three and six months ended June 30, 2023 and 2022 for accident years 2018 through 2022 and, collectively, for all accident years prior to 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Accident Year
2022	$—	$—	$—	$—
2021	1.5	—	1.5	—
2020	1.2	2.1	2.7	2.1
2019	3.5	2.4	6.0	6.1
2018	2.2	1.4	2.3	4.3
Prior to 2018	2.5	3.7	8.5	7.3
Total net development	$10.9	$9.6	$21.0	$19.8

The table below sets forth the number of open claims as of June 30, 2023 and 2022, and the number of claims reported and closed during the three and six months then ended.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Open claims at beginning of period	4,307	4,409	4,275	4,594
Claims reported	954	1,001	1,938	1,994
Claims closed	(1,101)	(975)	(2,053)	(2,153)
Open claims at end of period	4,160	4,435	4,160	4,435

The number of open claims at June 30, 2023 decreased by 275 claims as compared to the number of open claims at June 30, 2022. At June 30, 2023, our incurred amounts for certain accident years, particularly 2018 through 2021, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of June 30, 2023, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of June 30, 2023, we had repurchased a total of 1,522,699 shares of our outstanding common stock for $34.8 million. There were no shares repurchased during the six months ended June 30, 2023. During the six months ended June 30, 2022, there were 121,592 shares repurchased at a total cost (including commission) of $5.7 million, or an average price (including commission) of $46.88 per share. The Company had $12.6 million available for future purchases at June 30, 2023 under this program. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

Item 5. Other Information.

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2023.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Employment Agreement, effective as of July 24, 2023, between the Company and Ray Wise

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Anastasios Omiridis filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Anastasios Omiridis filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

July 28, 2023	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

July 28, 2023	/s/ Anastasios Omiridis
Anastasios Omiridis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)