Form 10-Q
period 2023-09-30
AMERISAFE INC
filed 2023-10-27
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of October 20, 2023, there were 19,181,749 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $188 and $239 in 2023 and 2022, respectively, (fair value $452,019 and $468,144 in 2023 and 2022, respectively)	$487,166	$491,688
Fixed maturity securities—available-for-sale, at fair value (amortized cost $331,798, allowance for credit losses of $0 in 2023 and amortized cost $338,593, allowance for credit losses of $0 in 2022)	306,040	321,121
Equity securities, at fair value (cost $46,944 and $50,185 in 2023 and 2022, respectively)	54,926	62,058
Short-term investments	40,887	14,120
Total investments	889,019	888,987
Cash and cash equivalents	59,249	61,469
Amounts recoverable from reinsurers (net of allowance for credit losses of $343 and $372 in 2023 and 2022, respectively)	127,687	125,677
Premiums receivable (net of allowance for credit losses of $4,643 and $4,852 in 2023 and 2022, respectively)	144,445	121,713
Deferred income taxes	25,683	22,794
Accrued interest receivable	8,548	8,428
Property and equipment, net	6,678	7,225
Deferred policy acquisition costs	18,796	17,401
Federal income tax recoverable	546	1,453
Other assets	15,985	14,132
Total assets	$1,296,636	$1,269,279
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$684,348	$696,037
Unearned premiums	126,338	114,976
Amounts held for others	52,013	48,811
Policyholder deposits	34,431	36,312
Insurance-related assessments	18,295	17,653
Accounts payable and other liabilities	41,579	38,058
Payable for investments purchased	3,749	—
Total liabilities	960,753	951,847
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2023 and 2022; 20,707,148 and 20,678,572 shares issued; and 19,184,449 and 19,155,873 shares outstanding in 2023 and 2022, respectively	207	207
Additional paid-in capital	221,905	220,299
Treasury stock, at cost (1,522,699 shares in 2023 and 2022)	(34,758)	(34,758)
Accumulated earnings	168,892	145,512
Accumulated other comprehensive loss, net	(20,363)	(13,828)
Total shareholders’ equity	335,883	317,432
Total liabilities and shareholders’ equity	$1,296,636	$1,269,279

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Gross premiums written	$70,840	$68,212	$225,031	$220,463
Ceded premiums written	(4,112)	(2,553)	(12,256)	(7,837)
Net premiums written	$66,728	$65,659	$212,775	$212,626
Net premiums earned	$66,634	$67,790	$201,413	$205,625
Net investment income	8,105	6,983	23,262	19,581
Net realized gains on investments	5,133	585	5,466	2,402
Net unrealized losses on equity securities	(7,309)	(4,082)	(3,892)	(12,984)
Fee and other income	77	104	488	352
Total revenues	72,640	71,380	226,737	214,976
Expenses
Loss and loss adjustment expenses incurred	37,154	37,725	111,808	115,792
Underwriting and certain other operating costs	9,494	7,426	22,077	19,100
Commissions	5,975	5,422	17,623	16,083
Salaries and benefits	6,902	6,737	19,625	19,428
Policyholder dividends	804	640	2,225	2,517
Provision for investment related credit loss expense (benefit)	(16)	(21)	(51)	60
Total expenses	60,313	57,929	173,307	172,980
Income before income taxes	12,327	13,451	53,430	41,996
Income tax expense	2,366	2,090	10,503	7,172
Net income	$9,961	$11,361	$42,927	$34,824
Earnings per share
Basic	$0.52	$0.59	$2.24	$1.81
Diluted	$0.52	$0.59	$2.23	$1.80
Shares used in computing earnings per share
Basic	19,164,854	19,198,320	19,145,432	19,267,602
Diluted	19,223,588	19,269,346	19,217,606	19,340,898
Cash dividends declared per common share	$0.34	$0.31	$1.02	$0.93

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$9,961	$11,361	$42,927	$34,824
Other comprehensive income:
Unrealized loss on debt securities, net of tax	(8,263)	(11,090)	(6,535)	(33,501)
Comprehensive income	$1,698	$271	$36,392	$1,323

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended September 30, 2023 and 2022

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at June 30, 2023	20,702,713	$207	$221,759	(1,522,699)	$(34,758)	$165,459	$(12,100)	$340,567
Comprehensive income:
Net income	—	—	—	—	—	9,961	—	9,961
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(8,263)	(8,263)
Comprehensive income:								1,698
Common stock issued	4,435	—	(165)	—	—	—	—	(165)
Share-based compensation	—	—	311	—	—	—	—	311
Dividends to shareholders	—	—	—	—	—	(6,528)	—	(6,528)
Balance at September 30, 2023	20,707,148	$207	$221,905	(1,522,699)	$(34,758)	$168,892	$(20,363)	$335,883

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at June 30, 2022	20,676,474	$207	$219,744	(1,379,842)	$(28,071)	$201,983	$(8,874)	$384,989
Comprehensive income:
Net income	—	—	—	—	—	11,361	—	11,361
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(11,090)	(11,090)
Comprehensive income:								271
Common stock issued	2,098	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(139,559)	(6,535)	—	—	(6,535)
Share-based compensation	—	—	244	—	—	—	—	244
Dividends to shareholders	—	—	—	—	—	(5,950)	—	(5,950)
Balance at September 30, 2022	20,678,572	$207	$219,988	(1,519,401)	$(34,606)	$207,394	$(19,964)	$373,019

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2023 and 2022

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2022	20,678,572	$207	$220,299	(1,522,699)	$(34,758)	$145,512	$(13,828)	$317,432
Comprehensive income:
Net income	—	—	—	—	—	42,927	—	42,927
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(6,535)	(6,535)
Comprehensive income:								36,392
Common stock issued	28,576	—	779	—	—	—	—	779
Share-based compensation	—	—	827	—	—	—	—	827
Dividends to shareholders	—	—	—	—	—	(19,547)	—	(19,547)
Balance at September 30, 2023	20,707,148	$207	$221,905	(1,522,699)	$(34,758)	$168,892	$(20,363)	$335,883

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)	Total

Balance at December 31, 2021	20,622,304	$206	$217,458	(1,258,250)	$(22,370)	$190,492	$13,537	$399,323
Comprehensive income:
Net income	—	—	—	—	—	34,824	—	34,824
Other comprehensive income:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	(33,501)	(33,501)
Comprehensive income:								1,323
Common stock issued	56,268	1	1,969	—	—	—	—	1,970
Purchase of treasury stock	—	—	—	(261,151)	(12,236)	—	—	(12,236)
Share-based compensation	—	—	561	—	—	—	—	561
Dividends to shareholders	—	—	—	—	—	(17,922)	—	(17,922)
Balance at September 30, 2022	20,678,572	$207	$219,988	(1,519,401)	$(34,606)	$207,394	$(19,964)	$373,019

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$42,927	$34,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,072	953
Net amortization of investments	2,380	5,380
Change in investment related allowance for credit losses	(51)	60
Deferred income taxes	(1,152)	(2,937)
Net realized gains on investments	(5,466)	(2,402)
Net unrealized losses on equity securities	3,892	12,984
Net realized (gains) losses on disposal of assets	2	(2)
Share-based compensation	1,116	1,512
Changes in operating assets and liabilities:
Premiums receivable, net	(18,751)	(1,912)
Accrued interest receivable	(120)	(692)
Deferred policy acquisition costs	(1,395)	(1,216)
Other assets	(353)	(1,470)
Reserves for loss and loss adjustment expenses	(11,689)	(29,082)
Unearned premiums	11,362	7,001
Reinsurance balances	(2,181)	2,809
Amounts held for others and policyholder deposits	1,321	2,236
Federal income taxes recoverable	907	4,260
Accounts payable and other liabilities	2,054	3,760
Net cash provided by operating activities	25,875	36,066
Investing activities
Purchases of investments held-to-maturity	(31,791)	(32,152)
Purchases of investments available-for-sale	(45,141)	(91,276)
Purchases of equity securities	—	(10,763)
Purchases of short-term investments	(46,347)	(59,155)
Proceeds from maturities of investments held-to-maturity	36,020	59,884
Proceeds from sales and maturities of investments available-for-sale	51,542	63,706
Proceeds from sales of equity securities	8,679	7,005
Proceeds from sales and maturities of short-term investments	20,175	79,014
Purchases of property and equipment	(527)	(1,872)
Net cash provided by (used in) investing activities	(7,390)	14,391
Financing activities
Finance lease purchases	(71)	(35)
Share-based compensation related tax withholding	(944)	—
Purchase of treasury stock	—	(12,236)
Dividends to shareholders	(19,690)	(17,956)
Net cash used in financing activities	(20,705)	(30,227)
Change in cash and cash equivalents	(2,220)	20,230
Cash and cash equivalents at beginning of period	61,469	70,722
Cash and cash equivalents at end of period	$59,249	$90,952

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the nine months ended September 30, 2023 and 2022.

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

Prospective Accounting Guidance

All issued but not yet effective accounting and reporting standards as of September 30, 2023 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Restricted Stock, Restricted Stock Units, and Stock Options

As of September 30, 2023, the Company has three equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan), the AMERISAFE 2012 Equity and Incentive Compensation Plan (the 2012 Incentive Plan) and the 2022 Equity and Incentive Compensation Plan (the 2022 Incentive Plan). In connection with the approval of the 2022 Incentive Plan by the Company’s shareholders at the annual meeting of shareholders in June 2022, no further grants will be made under the 2012 Incentive Plan. All grants made under the 2012 Incentive Plan will continue in effect, subject to the terms and conditions of the 2012 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding the Company’s incentive plans.

During the nine months ended September 30, 2023, the Company issued 18,561 shares of common stock pursuant to vested performance awards. During the nine months ended September 30, 2023, the Company awarded 24,296 restricted stock units to officers and 9,856 shares of restricted common stock to non-employee directors. The market value of these shares totaled $2.8 million. During the nine months ended September 30, 2022, the Company issued 40,959 shares of common stock pursuant to vested performance awards. During the nine months ended September 30, 2022, the Company awarded 22,826 restricted stock units to officers and 15,309 shares of restricted common stock were awarded to officers and non-employee directors. The market value of these shares totaled $3.8 million.

The Company had no stock options outstanding as of September 30, 2023.

The Company recognized share-based compensation expense of $0.5 million in the quarter ended September 30, 2023 and $0.7 million in the same period in 2022. The Company recognized share-based compensation expense of $1.1 million in the nine months ended September 30, 2023 and $1.5 million in the same period in 2022.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$9,961	$11,361	$42,927	$34,824
Basic weighted average common shares	19,164,854	19,198,320	19,145,432	19,267,602
Basic earnings per common share	$0.52	$0.59	$2.24	$1.81
Diluted EPS:
Net income	$9,961	$11,361	$42,927	$34,824
Diluted weighted average common shares:
Weighted average common shares	19,164,854	19,198,320	19,145,432	19,267,602
Restricted stock and RSUs	58,734	71,026	72,174	73,296
Diluted weighted average common shares	19,223,588	19,269,346	19,217,606	19,340,898
Diluted earnings per common share	$0.52	$0.59	$2.23	$1.80

Note 4. Investments

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at September 30, 2023 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$420,017	$(37)	$419,980	$113	$(30,814)	$389,279
Corporate bonds	52,727	(150)	52,577	—	(3,562)	49,015
U.S. agency-based mortgage-backed securities	3,403	—	3,403	4	(253)	3,154
U.S. Treasury securities and obligations of U.S. government agencies	11,162	—	11,162	14	(649)	10,527
Asset-backed securities	45	(1)	44	—	—	44
Totals	$487,354	$(188)	$487,166	$131	$(35,278)	$452,019

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at September 30, 2023 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$138,627	$—	$(14,478)	$124,149	$—
Corporate bonds	172,066	229	(9,224)	163,071	—
U.S. agency-based mortgage-backed securities	5,376	—	(712)	4,664	—
U.S. Treasury securities and obligations of U.S. government agencies	15,729	—	(1,573)	14,156	—
Totals	$331,798	$229	$(25,987)	$306,040	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at September 30, 2023 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$46,944	$7,982	$—	$54,926
Total equity securities	$46,944	$7,982	$—	$54,926

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

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$58,790	$57,976	$41,878	$41,652
After one year through five years	144,736	135,910	165,216	159,006
After five years through ten years	114,028	103,007	121,739	112,665
After ten years	166,165	151,928	159,093	151,178
U.S. agency-based mortgage-backed securities	3,403	3,154	3,696	3,576
Asset-backed securities	44	44	66	67
Totals	$487,166	$452,019	$491,688	$468,144

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$29,845	$29,610	$28,290	$27,814
After one year through five years	105,650	98,566	68,876	65,406
After five years through ten years	83,150	75,968	102,296	95,366
After ten years	107,777	97,232	133,147	127,089
U.S. agency-based mortgage-backed securities	5,376	4,664	5,984	5,446
Totals	$331,798	$306,040	$338,593	$321,121

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2023:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
September 30, 2023
Available-for-Sale
States and political subdivisions	$55,911	$3,207	$68,237	$11,271	$124,148	$14,478
Corporate bonds	51,905	2,247	90,991	6,977	142,896	9,224
U.S. agency-based mortgage-backed securities	—	—	4,664	712	4,664	712
U.S. Treasury securities and obligations of U.S. government agencies	909	17	13,246	1,556	14,155	1,573
Total available-for-sale securities	$108,725	$5,471	$177,138	$20,516	$285,863	$25,987

At September 30, 2023, we held 202 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position.

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the quarter ended September 30, 2023.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at June 30, 2023	$41	$161	$—	$—	$2	$204
Provision for credit loss benefit	(4)	(11)	—	—	(1)	(16)
Balance at September 30, 2023	$37	$150	$—	$—	$1	$188

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the nine months ended September 30, 2023.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2022	$40	$196	$—	$—	$3	$239
Provision for credit loss benefit	(3)	(46)	—	—	(2)	(51)
Balance at September 30, 2023	$37	$150	$—	$—	$1	$188

The Company has established an allowance for credit losses on 471 held-to-maturity securities totaling $0.2 million. The majority of those securities were issued by states and political subdivisions (450 securities) and corporate bonds (18 securities).

The Company has no allowance for credit losses on investments classified as available-for-sale for the period ended September 30, 2023.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of September 30, 2023.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized cost
	(in thousands)
AAA/AA/A ratings	$417,062	$22,918	$3,403	$11,162	$30	$454,575
Baa/BBB ratings	2,955	29,809	—	—	15	32,779
B ratings	—	—	—	—	—	—
Total	$420,017	$52,727	$3,403	$11,162	$45	$487,354

Net realized gains in the quarter ended September 30, 2023 were $5.1 million resulting from the sale of equity and fixed maturity securities classified as available-for-sale. Net realized gains in the quarter ended September 30, 2022 were $0.6 million resulting from the sale of equity securities.

Net realized gains in the nine months ended September 30, 2023 were $5.5 million resulting primarily from the sale of equity and fixed maturity securities classified as available-for-sale. Net realized gains in the nine months ended September 30, 2022 were $2.4 million resulting primarily from the sale of equity and fixed maturity securities classified as available-for-sale.

During the third quarter of 2023, we recognized through income $7.3 million of net unrealized losses on equity securities. During the third quarter of 2022, we recognized through income $4.1 million of net unrealized losses on equity securities.

During the nine months ended September 30, 2023, we recognized through income $3.9 million of net unrealized losses on equity securities. During the nine months ended September 30, 2022, we recognized through income $13.0 million of net unrealized losses on equity securities.

Investment income is recognized as it is earned. The discount or premium on fixed maturity securities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of September 30, 2023 and 2022, the Company had no valuation allowance against its deferred income tax assets and liabilities.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes primarily due to the impact of tax-exempt investment income and state income tax accruals.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for the periods ended September 30, 2023 and 2022.

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

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Balance, beginning of period	$696,037	$745,278
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	112,555	119,266
Net balance, beginning of period	583,482	626,012
Add incurred related to:
Current accident year	143,003	145,993
Prior accident years	(31,195)	(30,201)
Total incurred	111,808	115,792
Less paid related to:
Current accident year	28,074	30,566
Prior accident years	104,602	111,968
Total paid	132,676	142,534
Net balance, end of period	562,614	599,270
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	121,734	116,926
Balance, end of period	$684,348	$716,196

The foregoing reconciliation reflects favorable development of the net reserves at September 30, 2023 and September 30, 2022. The favorable development reduced loss and loss adjustment expenses incurred by $31.2 million and $30.2 million in 2023 and 2022, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$338	$369	$372	$440
Provision for credit loss expense (benefit)	5	35	(29)	(36)
Balance, end of period	$343	$404	$343	$404

Note 7. Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income includes net income less unrealized losses on our available-for-sale investment securities, net of tax. In reporting comprehensive income on a net basis in the statements of comprehensive income, we used a 21% tax rate in 2023 and 2022. The difference between net income as reported and comprehensive income was due primarily to changes in unrealized losses, net of tax on available-for-sale debt securities.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive loss for each period presented in the interim financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$(12,100)	$(8,874)	$(13,828)	$13,537
Other comprehensive loss before reclassification	(8,455)	(10,252)	(6,881)	(31,956)
Amounts reclassified from accumulated other comprehensive loss	192	(838)	346	(1,545)
Net current period other comprehensive loss	(8,263)	(11,090)	(6,535)	(33,501)
Balance, end of period	$(20,363)	$(19,964)	$(20,363)	$(19,964)

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive loss to current period net income. The effects of reclassifications out of accumulated other comprehensive loss by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Nine Months Ended		Affected line item in the
Comprehensive Loss	September 30,		September 30,		statement of income
	2023	2022	2023	2022
	(in thousands)
Unrealized gains (losses) on debt securities, net of tax	$(243)	$1,061	$(438)	$1,955	Net realized gains on investments
	(243)	1,061	(438)	1,955	Income before income taxes
Unrealized gains (losses) on debt securities, net of tax	51	(223)	92	(410)	Income tax expense
	$(192)	$838	$(346)	$1,545	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2023.

At September 30, 2023, assets measured at fair value on a recurring basis are summarized below:

	September 30, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$124,149	$—	$124,149
Corporate bonds	—	163,071	—	163,071
U.S. agency-based mortgage-backed securities	—	4,664	—	4,664
U.S. Treasury securities	14,156	—	—	14,156
Total securities available-for-sale—fixed maturity	14,156	291,884	—	306,040
Equity securities:
Domestic common stock	54,926	—	—	54,926
Total	$69,082	$291,884	$—	$360,966

At September 30, 2023, assets measured at amortized cost net of allowance for credit losses are summarized below:

	September 30, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$389,279	$—	$389,279
Corporate bonds	—	49,015	—	49,015
U.S. agency-based mortgage-backed securities	—	3,154	—	3,154
U.S. Treasury securities	10,527	—	—	10,527
Asset-backed securities	—	44	—	44
Total held-to-maturity	$10,527	$441,492	$—	$452,019

At December 31, 2022, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$156,656	$—	$156,656
Corporate bonds	—	144,788	—	144,788
U.S. agency-based mortgage-backed securities	—	5,446	—	5,446
U.S. Treasury securities	14,231	—	—	14,231
Total securities available-for-sale—fixed maturity	$14,231	$306,890	$—	$321,121
Equity securities:
Domestic common stock	62,058	—	—	62,058
Total	$76,289	$306,890	$—	$383,179

At December 31, 2022, assets measured at amortized cost net of allowance for credit losses are summarized below:

	December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$395,944	$—	$395,944
Corporate bonds	—	55,851	—	55,851
U.S. agency-based mortgage-backed securities	—	3,576	—	3,576
U.S. Treasury securities	12,706	—	—	12,706
Asset-backed securities	—	67	—	67
Total held-to-maturity	$12,706	$455,438	$—	$468,144

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of September 30, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$487,166	$452,019	$491,688	$468,144
Fixed maturity securities—available-for-sale	306,040	306,040	321,121	321,121
Equity securities	54,926	54,926	62,058	62,058
Short-term investments	40,887	40,887	14,120	14,120
Cash and cash equivalents	59,249	59,249	61,469	61,469

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. As of September 30, 2023, $12.6 million was available for future purchases. Repurchases of shares may be made pursuant to pre-established trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

During the three and nine months ended September 30, 2023, no shares were purchased. During the three months ended September 30, 2022, 139,559 shares were purchased for $6.5 million, or an average price of $46.83 per share (including commissions). During the nine months ended September 30, 2022, 261,151 shares were purchased for $12.2 million, or an average price of $46.85 per share (including commissions).

Note 10. Subsequent Events

On October 24, 2023, the Company’s Board of Directors declared a special cash dividend of $3.50 per share payable on December 15, 2023 to shareholders of record as of December 1, 2023.

On October 24, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.34 per share payable on December 15, 2023 to shareholders of record as of December 1, 2023. The Board considers the payment of a regular cash dividend each calendar quarter.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2023 and 2022. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$70,840	$68,212	$225,031	$220,463
Net premiums earned	66,634	67,790	201,413	205,625
Net investment income	8,105	6,983	23,262	19,581
Total revenues	72,640	71,380	226,737	214,976
Total expenses	60,313	57,929	173,307	172,980
Net income	9,961	11,361	42,927	34,824
Diluted earnings per common share	$0.52	$0.59	$2.23	$1.80
Other Key Measures
Net combined ratio (1)	90.6%	85.4%	86.1%	84.1%
Return on average equity (2)	11.8%	12.0%	17.5%	12.0%
Book value per share (3)	$17.51	$19.47	$17.51	$19.47

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

Consolidated Results of Operations for Three Months Ended September 30, 2023 Compared to September 30, 2022

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2023 were $70.8 million, compared to $68.2 million for the same period in 2022, an increase of 3.9%. The increase was attributable to a $2.3 million increase in payroll audits and related premium adjustments for policies written in previous quarters and a $0.7 million increase in annual premiums on voluntary policies written during the period. These increases were partially offset by a $0.3 million decrease in residual market premium. Payroll audits increased $4.3 million for the third quarter as compared to the third quarter of 2022, offset by $2.0 million in related premium adjustments which includes endorsements, cancellations, earned-but-unbilled and certain regulatory accruals. The effective loss cost multiplier, or ELCM, for our voluntary business was 1.50 and 1.53 for the quarter ended September 30, 2023 and 2022, respectively.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2023 were $66.7 million, compared to $65.7 million for the same period in 2022, an increase of 1.6%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.8% for the third quarter of 2023 compared to 3.6% for the third quarter of 2022. Ceded premiums increased as we purchased higher levels of reinsurance coverage at generally higher prices in 2023. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Net Premiums Earned. Net premiums earned for the third quarter of 2023 were $66.6 million, compared to $67.8 million for the same period in 2022, a decrease of 1.7%. The decrease was primarily attributable to the increase in the cost of reinsurance.

Net Investment Income. Net investment income for the quarter ended September 30, 2023 was $8.1 million, compared to $7.0 million for the same period in 2022, an increase of 16.1%. The increase was due to higher investment yields on fixed income securities and cash balances compared to prior year. Average invested assets, including cash and cash equivalents, were $961.2 million in the quarter ended September 30, 2023 compared to an average of $1,048.7 million for the same period in 2022, a decrease of 8.3%. The pre-tax investment yield on our investment portfolio was 3.4% per annum during the quarter ended September 30, 2023 compared to 2.7% per annum during the same period in 2022. The tax-equivalent yield on our investment portfolio was 3.8% per annum for the quarter ended September 30, 2023 and 3.2% for the same period in 2022. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains on Investments. Net realized gains on investments for the three months ended September 30, 2023 were $5.1 million compared to net realized gains of $0.6 million for the same period in 2022. Net realized gains in the third quarter of 2023 were mostly attributable to sales of equity and fixed maturity securities classified as available-for-sale. Net realized gains in the third quarter of 2022 were mostly attributable to the sale of equity securities.

Net Unrealized Losses on Equity Securities. The market value of our equity securities decreased by $7.3 million for the three months ended September 30, 2023 compared to a decrease of $4.1 million for the same period in 2022.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $37.2 million for the three months ended September 30, 2023, compared to $37.7 million for the same period in 2022, a decrease of $0.6 million, or 1.5%. The current accident year loss and LAE incurred were $47.3 million compared to $48.1 million for the same period in 2022. Our initial estimate of the loss and LAE ratio for accident year 2023 remains unchanged at 71.0% of net premiums earned, consistent with the estimate initially set for accident year 2022, and is based on long-term claim frequency and severity trends, as well as medical inflation. We recorded favorable prior accident year development of $10.2 million in the third quarter of 2023, compared to favorable prior accident year development of $10.4 million in the same period of 2022, as further discussed below in “Prior Year Development.” Our net loss ratio was 55.8% in the third quarter of 2023, compared to 55.6% for the same period of 2022.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2023 were $22.4 million, compared to $19.6 million for the same period in 2022. This increase was primarily due to a $1.6 million decrease in profit sharing reinsurance commission, a $0.6 million increase in commission expense, a $0.2 million increase in insurance related assessments, and a $0.2 million increase in regulatory fees. Our expense ratio was 33.6% in the third quarter of 2023 compared to 28.9% in the third quarter of 2022.

Income Tax Expense. Income tax expense for the three months ended September 30, 2023 was $2.4 million, compared to $2.1 million for the same period in 2022. The effective tax rate for the Company was 19.2% in the quarter ended September 30, 2023 and 15.5% for the same period in 2022. The increase in the effective tax rate was due to a lower proportion of income from tax-exempt investments compared to the same period of 2022.

Consolidated Results of Operations for Nine Months Ended September 30, 2023 Compared to September 30, 2022

Gross Premiums Written. Gross premiums written for the nine months ended September 30, 2023 were $225.0 million, compared to $220.5 million for the same period in 2022, an increase of 2.1%. The increase was attributable to a $7.6 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. These increases were partially offset by a $1.6 million decrease in annual premiums on voluntary policies written during the period and a $1.4 million decrease in residual market premium. Payroll audits increased $10.7 million for the nine months ended September 30, 2023 as compared to the same period of 2022, offset by $3.1 million in related premium adjustments which includes endorsements, cancellations, earned-but-unbilled and certain regulatory accruals. The ELCM for our voluntary business was 1.48 and 1.52 for the nine months ended September 30, 2023 and 2022, respectively.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2023 were $212.8 million, compared to $212.6 million for the same period in 2022, an increase of 0.1%. The increase was primarily attributable to an increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.7% for the first nine months of 2023 compared to 3.7% in the same period of 2022. Ceded premiums increased as we purchased higher levels of reinsurance coverage at generally higher prices in 2023. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Net Premiums Earned. Net premiums earned for the nine months ended September 30, 2023 were $201.4 million, compared to $205.6 million for the same period in 2022, a decrease of 2.0%. The decrease was primarily attributable to the increase in the cost of reinsurance.

Net Investment Income. Net investment income for the first nine months of 2023 was $23.3 million, compared to $19.6 million for the same period in 2022, an increase of 18.8%. The increase was due to higher investment yields on fixed income securities and cash balances. Average invested assets, including cash and cash equivalents were $962.1 million in the nine months ended September 30, 2023 compared to an average of $1,062.3 million in the same period in 2022, a decrease of 9.4%. The pre-tax investment yield on our investment portfolio was 3.3% per annum during the nine months ended September 30, 2023 compared to 2.5% per annum for the same period in 2022. The tax-equivalent yield on our investment portfolio was 3.8% per annum for the first nine months of 2023 compared to 3.2% in the same period in 2022. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains on Investments. Net realized gains on investments for the nine months ended September 30, 2023 were $5.5 million compared to net realized gains of $2.4 million for the same period in 2022. Net realized gains in the first nine months of 2023 were attributable to sales of equity securities. Net realized gains in the first nine months of 2022 were attributable to sales of equity and fixed maturity securities classified as available-for-sale.

Net Unrealized Losses on Equity Securities. The market value of our equity securities increased by $3.9 million for the nine months ended September 30, 2023 compared to a decrease of $13.0 million for the same period in 2022.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $111.8 million for the nine months ended September 30, 2023, compared to $115.8 million for the same period in 2022, a decrease of $4.0 million, or 3.4%. The current accident year loss and LAE incurred were $143.0 million compared to $146.0 million for the same period in 2022. Our initial estimate of the loss and LAE ratio for accident year 2023 remains unchanged at 71.0% of net premiums earned, consistent with the estimate initially set for accident year 2022, and is based on long-term claim frequency and severity trends, as well as medical inflation. We recorded favorable prior accident year development of $31.2 million in the first nine months of 2023, compared to favorable prior accident year development of $30.2 million in the same period of 2022, as further discussed below in “Prior Year Development.” Our net loss ratio was 55.5% in the first nine months of 2023, compared to 56.3% for the same period of 2022.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2023 were $59.3 million, compared to $54.6 million for the same period in 2022, an increase of 8.6%. This increase was primarily due to an increase in insurance related assessments of $3.5 million, a $1.5 million increase in commission expense, and a $1.0 million increase in professional fees. The increase in insurance related assessments included a benefit of $3.8 million in 2022 due to a return of assessments from the Minnesota Workers’ Compensation Reinsurance Association. Offsetting these amounts were an increase in profit sharing reinsurance commission of $1.6 million, an increase in ceding commission of $0.4 million related to our reinsurance agreements, and a $0.3 million decrease in accounts receivable write-offs. Our expense ratio was 29.5% in the first nine months of 2023 compared to 26.6% for the same period of 2022.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2023 was $10.5 million, compared to $7.2 million for the same period in 2022. The effective tax rate for the Company increased to 19.7% for the nine months ended September 30, 2023 from 17.1% for the nine months ended September 30, 2022. The increase in the effective tax rate is due to a lower proportion of income from tax-exempt investments for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $25.9 million for the nine months ended September 30, 2023, which represented a $10.2 million decrease from $36.1 million in net cash provided by operating activities for the nine months ended September 30, 2022. This decrease in operating cash flow was due to a $16.5 million decrease in premium collections as a result of a decrease in net premiums earned, a $9.0 million increase in underwriting and other expenses paid and a $4.4 million increase in federal taxes paid. Offsetting these amounts were a $14.6 million increase in reinsurance recoveries, a $3.8 million decrease in loss and loss adjustment expenses paid, and a $1.3 million increase in net investment income.

Net cash used in investing activities was $7.4 million for the nine months ended September 30, 2023, compared to net cash provided by investment activities of $14.4 million for the same period in 2022. Cash provided by sales and maturities of investments totaled $116.4 million for the nine months ended September 30, 2023, compared to $209.6 million for the same period in 2022. A total of $123.3 million in cash was used to purchase investments in the nine months ended September 30, 2023, compared to $193.3 million in purchases for the same period in 2022. A total of $0.5 million in cash was used to purchase property and equipment in the nine months ended September 30, 2023, compared to $1.9 million in purchases for the same period in 2022.

Net cash used in financing activities in the nine months ended September 30, 2023 was $20.7 million compared to net cash used in financing activities of $30.2 million for the same period in 2022. In the nine months ended September 30, 2023, $19.7 million of cash was used for dividends paid to shareholders compared to $18.0 million in the same period of 2022. Share-based compensation related payroll tax withholding was $0.9 million in the nine months ended September 30, 2023 compared to none in the same period in 2022. In the nine months ended September 30, 2023, there were no repurchases of outstanding shares of our common stock compared to $12.2 million for the same period in 2022.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $948.3 million at September 30, 2023, an increase of 0.23% from December 31, 2022. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity. Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale are reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2023, is shown in the following table:

	Carrying Amount	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$419,980	44.3%
Corporate bonds	52,577	5.5%
U.S. agency-based mortgage-backed securities	3,403	0.4%
U.S. Treasury securities and obligations of U.S. government agencies	11,162	1.2%
Asset-backed securities	44	—
Total fixed maturity securities—held-to-maturity	487,166	51.4%
Fixed maturity securities—available-for-sale:
States and political subdivisions	124,149	13.1%
Corporate bonds	163,071	17.2%
U.S. agency-based mortgage-backed securities	4,664	0.5%
U.S. Treasury securities and obligations of U.S. government agencies	14,156	1.5%
Total fixed maturity securities—available-for-sale	306,040	32.3%
Equity securities	54,926	5.8%
Short-term investments	40,887	4.3%
Cash and cash equivalents	59,249	6.2%
Total investments, including cash and cash equivalents	$948,268	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year development of $10.2 million in the three months ended September 30, 2023. The table below sets forth the favorable development for the three and nine months ended September 30, 2023 and 2022 for accident years 2018 through 2022 and, collectively, for all accident years prior to 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Accident Year
2022	$—	$—	$—	$—
2021	2.9	—	4.4	—
2020	2.4	1.4	5.1	3.5
2019	1.4	2.6	7.3	8.8
2018	0.2	3.5	2.5	7.7
Prior to 2018	3.3	2.9	11.9	10.2
Total net development	$10.2	$10.4	$31.2	$30.2

The table below sets forth the number of open claims as of September 30, 2023 and 2022, and the number of claims reported and closed during the three and nine months then ended.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Open claims at beginning of period	4,160	4,435	4,275	4,594
Claims reported	1,121	1,156	3,059	3,150
Claims closed	(1,059)	(1,112)	(3,112)	(3,265)
Open claims at end of period	4,222	4,479	4,222	4,479

The number of open claims at September 30, 2023 decreased by 257 claims as compared to the number of open claims at September 30, 2022. At September 30, 2023, our incurred amounts for certain accident years, particularly 2018 through 2021, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of September 30, 2023, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of September 30, 2023, we had repurchased a total of 1,522,699 shares of our outstanding common stock for $34.8 million. There were no shares repurchased during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, there were 261,151 shares repurchased at a total cost (including commission) of $12.2 million, or an average price (including commission) of $46.85 per share. The Company had $12.6 million available for future purchases at September 30, 2023 under this program. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

Item 5. Other Information.

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2023.

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

AMERISAFE, INC.

October 27, 2023	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

October 27, 2023	/s/ Anastasios Omiridis
Anastasios Omiridis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)