Form 10-K
period 2023-12-31
AMERISAFE INC
filed 2024-02-23
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2023 the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,009.0 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of February 15, 2024, there were 19,135,008 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2024 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

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
•
general economic conditions, including recession, inflation, performance of financial markets, interest rates, unemployment rates, fluctuating asset values and global health pandemics;
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

We employ a proactive, disciplined approach to underwriting employers and providing comprehensive services intended to lessen the overall incidence and cost of workplace injuries. We provide safety services at employers’ workplaces as a vital component of our underwriting process and to promote safer workplaces. We utilize intensive claims management practices that we believe permit us to reduce the overall cost of our claims. In addition, our premium audit services calculate the appropriate premiums for our policyholders under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety or fraud concerns.

We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting, safety, claims, and audit services, provide us with the opportunity to earn attractive returns on equity.

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

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries. We have extensive experience insuring employers engaged in hazardous industries and have a history of profitably underwriting these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 94.1% in 2023.

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

Specialized Underwriting Expertise. Based on our 38-year history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools that support our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new and renewal business. We do not delegate underwriting authority to agencies, marketers or to any other third parties that sell our insurance.

Comprehensive Safety Services. We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention, and encourage safer workplaces by deploying experienced field safety professionals (FSPs) to our policyholders’ worksites. In 2023, 93.4% of our new voluntary business policyholders had pre-quotation safety inspections. Additionally, we perform periodic on-site safety surveys for our voluntary business policyholders.

Proactive Claims Management. Our employees manage substantially all of our claims in-house, utilizing intensive claims management practices that emphasize a personalized approach, as well as quality, cost-effective medical treatment. As of December 31, 2023, open indemnity claims per field case manager (FCM) averaged 44 claims, which we believe is significantly less than the industry average. We also believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation and more rapidly close claims, all of which ultimately lead to lower overall claim costs.

Efficient Operating Platform. Through cost management initiatives, we maintain one of the more efficient operations in the workers’ compensation industry. In 2023, our expense ratio was 29.3%. We believe that our expense ratio is generally lower than that of our competitors, which gives us a greater opportunity to generate underwriting profit.

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

Increase Market Penetration. Based on data received from the National Association of Insurance Commissioners (NAIC) we do not have more than 4.8% of the market share in any state we serve. As a result, we believe we have the opportunity to increase market penetration in each of the states in which we currently operate. Competition in our target markets is fragmented by state, employer size and industry. We believe that our specialized underwriting expertise, use of data, and safety, claims and audit services position us to profitably increase our market share in our existing principal markets, with minimal increase in field service employees.

Prudent and Opportunistic Geographic Expansion. While we actively market our insurance in 27 states, 51.0% of our voluntary in-force premiums were generated in the six states where we derived 5.0% or more of our gross premiums written in 2023. We are licensed in an additional 20 states, the District of Columbia and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets when we decide it is prudent to do so.

Capitalize on Development of Information Technology Systems. We believe our underwriting and agency management system, GEAUX, along with our customized operational system, ICAMS, and the analytical data warehouse that ICAMS feeds, significantly enhance our ability to select risk, write profitable business and cost-effectively administer our billing, claims and audit functions.

Maintain Capital Strength. We plan to manage our capital to achieve our profitability goals while striving for optimal operating leverage for our insurance company subsidiaries. To accomplish this objective, we intend to maintain underwriting profitability throughout market cycles, optimize our use of reinsurance, deploy appropriate capital management tools, including paying dividends to shareholders and share repurchases, and produce an appropriate risk adjusted return on our investment portfolio.

Industry

Overview. Workers’ compensation is a statutory system under which an employer is required to pay for its employees’ medical, disability, wage replacement, vocational rehabilitation and death benefit costs for work-related injuries or illnesses. Most employers satisfy this requirement by purchasing workers’ compensation insurance. The principal concept underlying workers’ compensation laws is that employees injured in the course and scope of their employment have only the legal remedies available under workers’

compensation laws and do not have any other recourse against their employer. An employer’s obligation to pay workers’ compensation does not depend on any negligence or wrongdoing on the part of the employer and exists even for injuries that result from the negligence or fault of another person, a co-employee, or, in most instances, the injured employee.

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

Workers’ compensation was the sixth-largest property and casualty insurance line in the United States in 2022, according to the National Council on Compensation Insurance, Inc., the NCCI. Direct premiums written in 2022 for the workers’ compensation insurance industry were $57 billion, and direct premiums written for the property and casualty industry as a whole were $876 billion. According to the most recent market data reported by the NCCI, which is the official rating bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business were $18 billion.

Policyholders

As of December 31, 2023, we had more than 8,500 voluntary business policyholders with an average annual workers’ compensation policy written premium of $28,658. As of December 31, 2023, our ten largest voluntary business policyholders accounted for 2% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 94.1% in 2023, 93.8% in 2022, and 93.5% in 2021.

In addition to our voluntary workers’ compensation business, we assume reinsurance premiums from mandatory pooling arrangements, and prior to 2023 we underwrote workers’ compensation policies for employers assigned to us, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. Prior to 2023, our assigned risk business fulfilled our statutory obligation to participate in residual market plans in three states. Beginning in 2023, the Company participated in the mandatory pooling arrangements in these states. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2023, our assigned risk business accounted for 0.1% of our gross premiums written, and our assumed premiums from mandatory pooling arrangements accounted for 2.7% of our gross premiums written.

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
•
Assigned Risk Business. Includes direct premiums from workers’ compensation insurance policies that we issue to employers assigned to us under residual market programs implemented by some of the states in which we operate. Beginning in 2023, we stopped accepting direct assignments.
•
Assumed Premiums. Includes premiums from our participation in mandatory pooling arrangements under residual market programs implemented by some of the states in which we operate.

Gross premiums written during the years ended December 31, 2023, 2022 and 2021, and the allocation of those premiums among the hazardous industries we target are presented in the table below.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2023	2022	2021	2023	2022	2021
	(in thousands)
Voluntary business:
Construction	$135,758	$123,748	$125,696	47.6%	44.8%	45.2%
Trucking	36,173	39,785	43,530	12.7%	14.4%	15.6%
Logging and Lumber	26,879	28,388	27,452	9.4%	10.3%	9.8%
Agriculture	16,985	15,593	15,488	5.9%	5.6%	5.6%
Manufacturing	16,205	14,245	13,880	5.7%	5.2%	5.0%
Telecommunications	6,582	7,122	7,256	2.3%	2.6%	2.6%
Maritime	5,122	7,409	6,153	1.8%	2.7%	2.2%
Other	33,601	29,936	28,136	11.8%	10.8%	10.1%
Total voluntary business	277,305	266,226	267,591	97.2%	96.4%	96.1%
Assigned risk business	432	3,063	2,180	0.1%	1.1%	0.8%
Assumed premiums	7,618	6,821	8,523	2.7%	2.5%	3.1%
Total	$285,355	$276,110	$278,294	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 47 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with 13.4% or less of our gross premiums written in 2023 derived from any one state. The table below identifies, for the years ended December 31, 2023, 2022 and 2021, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the three years presented.

	Percentage of Gross Premiums Written Year Ended December 31,
State	2023	2022	2021
Florida	13.4%	11.8%	11.7%
Georgia	10.9%	11.0%	12.5%
Pennsylvania	7.6%	7.8%	6.8%
Louisiana	7.5%	8.2%	7.8%
North Carolina	5.9%	6.9%	6.0%
Illinois	5.1%	4.5%	4.9%
Wisconsin	4.3%	4.3%	4.7%
Virginia	3.7%	4.1%	4.4%
South Carolina	3.3%	3.6%	3.3%
Minnesota	3.2%	3.7%	3.7%
Alaska	3.0%	3.2%	3.2%
Alabama	2.8%	3.2%	3.1%
Total	70.7%	72.3%	72.1%

Sales and Marketing

We sell our workers’ compensation insurance through independent agencies (including retail and wholesale brokers and agents). As of December 31, 2023, our insurance was sold through more than 2,200 independent agencies and our wholly-owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 30 states. We are selective in establishing and maintaining relationships with independent agencies. We seek to do business with those agencies that provide quality application flow from companies operating in our target industries and classes that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2023, independent agencies accounted for 98.2% of our voluntary in-force premiums. No single independent agency accounted for more than 1.8% of our voluntary in-force premiums at that date.

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

Underwriting is a multi-step process that begins with the receipt of an application from agencies. We initially review the application to confirm that the prospective policyholder meets certain established criteria, including that the prospective policyholder is engaged in one of our targeted hazardous industries and industry classes and operates in the states we target. If the application satisfies these criteria, the application is forwarded to our underwriting department for further review.

Our underwriting department reviews the application to determine if the application meets our underwriting criteria and whether all required information has been provided. If additional information is required, the underwriting department requests additional information from the agency submitting the application. Once this initial review process is complete, our underwriting department requests that a pre-quotation safety inspection be performed in most cases. In 2023, 93.4% of our new voluntary business policyholders were inspected prior to our offering a premium quote.

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

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our FSPs typically travel to employers’ worksites to perform these safety inspections. These initial inspections allow our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2023, 93.4% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policies were not pre-quote inspected for a variety of reasons, including instances where the prospective policyholder was previously insured by us or previously inspected by us.

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

Claims

We have structured our claims operation to provide immediate, intensive and personal management of claims to guide injured employees through medical treatment, rehabilitation and recovery, with the primary goal of returning the injured employee to work as promptly as practicable and at maximum medical improvement. We seek to limit the number of claim disputes with injured employees through early intervention in the claims process. Where possible, we purchase annuities on longer tail claims to close these claims, while still providing an appropriate level of benefits to injured employees. While we seek to promptly settle valid claims, we also aggressively defend against claims we consider to be non-meritorious.

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

Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided. The FCM will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2023, we averaged 44 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our 38 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business, but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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
severity of the injury;
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

In establishing reserves, we rely on the analysis of the more than 239,000 claims in our 38-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.

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

As of December 31, 2023, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $554.2 million, which includes $13.0 million in reserves for mandatory pooling arrangements as reported by the pool administrators. The estimate of our ultimate liability was derived from the process and methodology described above, which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates. We view our estimate of loss and DCC expenses as the most significant component of our reserve for loss and loss adjustment expenses.

Additional information regarding our reserve for unpaid loss and loss adjustment expenses (LAE) as of December 31, 2023, 2022, and 2021 is set forth below:

	2023	2022	2021
	(in thousands)
Gross case loss and DCC reserves	$535,116	$559,570	$605,888
AO reserves	19,117	17,589	19,625
Gross IBNR reserves	119,761	118,878	119,765
Gross unpaid loss, DCC and AO reserves	673,994	696,037	745,278
Reinsurance recoverables on unpaid loss and LAE	(119,746)	(112,555)	(119,266)
Net unpaid loss, DCC and AO reserves	$554,248	$583,482	$626,012

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by an increase and decrease of 30%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2023 data, are summarized below.

		Resultant Change in Net Loss and DCC Reserve
Change in Paid LDFs	Change in Incurred LDFs	Amount ($)	Percentage
		(in thousands)
30% increase	30% increase	31,059	5.9%
30% increase	No change	—	(—)%
30% increase	30% decrease	(30,841)	(5.9)%
No change	30% increase	31,059	5.9%
No change	30% decrease	(30,841)	(5.9)%
30% decrease	30% increase	31,059	5.9%
30% decrease	No change	—	(—)%
30% decrease	30% decrease	(30,841)	(5.9)%

For our paid and incurred weighted severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by an increase and decrease of 300 basis points. The results of this sensitivity analysis, using December 31, 2023 data, are summarized below.

	Resultant Change in Net Loss and DCC Reserve
Change in Severity Trend	Amount ($)	Percentage
	(in thousands)
300 basis point increase	9,214	1.8%
300 basis point decrease	(7,869)	(1.5)%

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2023, 2022 and 2021, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Balance, beginning of period	$696,037	$745,278	$760,561
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	112,555	119,266	105,707
Net balance, beginning of period	583,482	626,012	654,854
Add incurred related to:
Current accident year	189,659	192,907	222,715
Prior accident years	(41,396)	(40,591)	(61,917)
Total incurred	148,263	152,316	160,798
Less paid related to:
Current accident year	47,207	50,954	52,292
Prior accident years	130,290	143,892	137,348
Total paid	177,497	194,846	189,640
Net balance, end of period	554,248	583,482	626,012
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	119,746	112,555	119,266
Balance, end of period	$673,994	$696,037	$745,278

Our gross reserves for loss and loss adjustment expenses of $674.0 million as of December 31, 2023 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2023, we had 4,003 open claims, with an average of $168,372 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2023, 3,948 new claims were reported, and 4,220 claims were closed.

In 2023, our gross reserves decreased to $674.0 million from $696.0 million at December 31, 2022. The decrease in reserves was attributable primarily to favorable development from prior accident years. In 2023, we recognized $41.4 million of favorable development for prior accident years. As of December 31, 2022, we had 4,275 open claims, with an average of $162,816 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2022, 4,104 new claims were reported, and 4,423 claims were closed.

In 2022, our gross reserves decreased to $696.0 million from $745.3 million at December 31, 2021. The decrease in reserves was attributable primarily to favorable development from prior accident years. In 2022, there was also $40.6 million of favorable development for prior accident years. As of December 31, 2021, we had 4,594 open claims, with an average of $162,229 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2021, 4,310 new claims were reported, and 4,474 claims were closed.

Loss Development

The table below shows the net loss development for business written each year from 2013 through 2023. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a generally accepted accounting principles (GAAP) basis.

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 2013, it was estimated that $565.9 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 2013, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $565.9 million as of December 31, 2013, by December 31, 2023 (ten years later) $296.8 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2013.

The “gross cumulative redundancy (deficiency)” represents, as of December 31, 2023, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(in thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$565,858	$628,268	$653,175	$664,520	$686,956	$691,193	$677,544	$654,854	$626,012	$583,482	$554,248
Net reserve estimated as of:
One year later	542,141	580,454	601,868	629,750	641,360	626,192	614,060	592,937	585,421	542,086
Two years later	494,327	529,149	567,098	584,149	576,358	562,709	552,143	552,345	544,024
Three years later	462,770	504,437	530,582	528,659	527,722	514,889	517,763	518,432
Four years later	452,097	484,964	498,494	494,513	498,173	493,631	491,301
Five years later	440,750	467,382	473,137	473,097	485,768	475,184
Six years later	431,715	451,232	458,115	464,296	470,837
Seven years later	421,534	440,039	450,531	451,432
Eight years later	411,947	433,298	440,705
Nine years later	405,921	425,002
Ten years later	398,512
Net cumulative redundancy	$167,346	$203,266	$212,470	$213,088	$216,119	$216,009	$186,243	$136,422	$81,988	$41,396
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	129,658	135,711	135,601	129,937	138,593	131,108	129,803	137,348	143,892	130,290
Two years later	198,610	203,855	202,063	202,928	205,705	199,284	207,382	203,243	214,641
Three years later	233,254	240,098	247,751	241,165	247,609	242,983	245,749	244,417
Four years later	253,081	267,143	272,144	268,049	271,213	267,293	270,359
Five years later	269,179	279,944	289,001	282,368	286,865	283,863
Six years later	276,534	293,197	298,074	290,057	299,720
Seven years later	284,522	299,782	303,762	300,918
Eight years later	290,332	304,276	310,185
Nine years later	293,803	309,450
Ten years later	296,760
Net reserve— December 31	$565,858	$628,268	$653,175	$664,520	$686,956	$691,193	$677,544	$654,854	$626,012	$583,482	$554,248
Reinsurance recoverables	48,699	59,334	64,858	78,256	84,889	107,216	95,343	105,707	119,266	112,555	119,746
Gross reserve— December 31	$614,557	$687,602	$718,033	$742,776	$771,845	$798,409	$772,887	$760,561	$745,278	$696,037	$673,994
Net re-estimated reserve	$398,512	$425,002	$440,705	$451,432	$470,837	$475,184	$491,301	$518,432	$544,024	$542,086
Re-estimated reinsurance recoverables	38,769	45,816	46,168	51,194	62,864	64,651	77,912	83,149	107,946	110,824
Gross re-estimated reserve	$437,281	$470,818	$486,873	$502,626	$533,701	$539,835	$569,213	$601,581	$651,970	$652,910
Gross cumulative redundancy (deficiency)	$177,276	$216,784	$231,160	$240,150	$238,144	$258,574	$203,674	$158,980	$93,308	$43,127

Investments

We derive net investment income from our invested assets. As of December 31, 2023, the carrying value of our investment portfolio, including cash and cash equivalents, was $896.5 million and the fair value of the portfolio was $886.0 million.

Our Board of Directors has established an investment policy governing our investments, which is reviewed at least annually. The principal objectives of our investment portfolio are to preserve capital and surplus and to maintain appropriate liquidity for corporate requirements. Additional objectives are to support our A.M. Best rating and to maximize after-tax income and risk-adjusted total return. Our investment policy establishes limitations and guidelines relating to, for example, asset allocation, diversification, credit ratings and duration. We periodically review our investment portfolio with the risk committee of our Board of Directors for compliance with the policy. Our investment portfolio is managed internally.

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

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the effective interest rate for the year ended December 31, 2023 based on the carrying value of each category as of December 31, 2023:

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$416,878	46.5%	2.4%
Corporate bonds	52,179	5.9%	0.6%
U.S. agency-based mortgage-backed securities	3,297	0.4%	1.7%
U.S. Treasury securities and obligations of U.S. Government agencies	11,186	1.2%	0.9%
Asset-backed securities	35	0.0%	6.7%
Total fixed maturity securities—held-to-maturity	483,575	54.0%	1.6%
Fixed maturity securities—available-for-sale:
State and political subdivisions	131,895	14.7%	0.7%
Corporate bonds	166,753	18.6%	3.6%
U.S. agency-based mortgage-backed securities	4,745	0.5%	1.7%
U.S. Treasury securities and obligations of U.S. Government agencies	13,671	1.5%	0.9%
Total fixed maturity securities—available-for-sale	317,064	35.3%	1.4%
Equity securities	57,147	6.4%	2.1%
Cash and cash equivalents	38,682	4.3%	5.1%
Total investments, including cash and cash equivalents	$896,468	100.0%	3.4%

As of December 31, 2023, our fixed maturity securities had a carrying value of $800.6 million, which represented 89.3% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2023, the pre-tax investment yield of our investment portfolio was 3.4% per annum.

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, our investment portfolio as of December 31, 2023 are summarized as follows:

	Cost or Amortized Cost	Allowance for Credit Losses	Cost or Amortized Cost Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities, held-to-maturity	$483,757	$(182)	$483,575	$4,218	$(14,701)	$473,092
Fixed maturity securities, available-for-sale	326,171	—	326,171	2,688	(11,795)	317,064
Equity securities	44,046	—	44,046	13,101	—	57,147
Totals	$853,974	$(182)	$853,792	$20,007	$(26,496)	$847,303

As of December 31, 2023, municipal bonds with maturities greater than one year made up 61.2% of our investment portfolio, including cash and cash equivalents. The investments in Louisiana result from companies being allowed an investment credit against Louisiana premium taxes for varying levels of Louisiana assets. The table below summarizes the top five geographic exposures as of December 31, 2023.

	Carrying Value	Percentage of Municipal Portfolio	Percentage of Total Portfolio
	(in thousands)
Louisiana	$69,003	12.6%	7.7%
Texas	67,698	12.3%	7.5%
Arkansas	59,976	10.9%	6.7%
Florida	38,659	7.0%	4.3%
Wisconsin	26,078	4.8%	2.9%
Other	287,359	52.4%	32.1%
	$548,773	100.0%	61.2%

The table below summarizes the credit quality of our investment portfolio, excluding our equity holdings, as of December 31, 2023, as determined by the middle rating of Moody’s, Standard and Poor’s, and Fitch. If there are two ratings, the lower rating is used.

Credit Rating	Percentage of Total Carrying Value
“AAA”	12.5%
“AA”	56.4%
“A”	15.5%
“BBB”	15.6%
“BB and below”	0.0%
“Unrated securities”	0.0%
Total	100.0%

As of December 31, 2023, the average composite rating of our investment portfolio, excluding our equity holdings, was “AA-”.

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2023.

	As of December 31, 2023
Maturity:	Carrying Value	Percentage
	(in thousands)
Within one year	$90,004	11.2%
After one year through five years	239,055	29.9%
After five years through ten years	195,901	24.5%
After ten years	267,602	33.4%
U.S. agency-based mortgage-backed securities	8,042	1.0%
Asset-backed securities	35	0.0%
Total	$800,639	100.0%

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

2024 Excess of Loss Reinsurance Treaty Program

Effective January 1, 2024, we renewed our excess of loss reinsurance treaty program. The program consists of four layers of coverage. The first layer is a multi-year treaty that applies to losses incurred through December 31, 2025. The other layers are renewed annually. Our reinsurance treaty program provides us with reinsurance coverage for each loss occurrence up to $100.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. In a multi-claimant loss occurrence, the reinsurance coverage for any one individual claimant is limited to a maximum of $20.0 million, subject to applicable deductibles, retentions and aggregate limits.

Our retention is $2.0 million for each loss occurrence. Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty. Our second layer of reinsurance provides $10.0 million in coverage for each loss occurrence in excess of $10.0 million. Our third layer of reinsurance provides $60.0 million in coverage for each loss occurrence in excess of $20.0 million. Our fourth layer of reinsurance provides $20.0 million in coverage for each loss occurrence in excess of $80.0 million. The layers over $10.0 million provide coverage for terrorism including the use and/or dispersal of nuclear, biological, chemical and radiological agents with an annual aggregate limit of $90.0 million. Layers two through four provide coverage through December 31, 2024. The aggregate limit for all other claims under all layers is $180.0 million.

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

We have 26 reinsurers participating in our reinsurance treaty program in 2024. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or letters of credit. If security is required because of a ratings downgrade, the form of security must be mutually agreed to between the reinsurer and us.

The table below sets forth the reinsurers participating in our 2024 reinsurance program:

Reinsurer	A.M. Best Rating
Allied World Assurance Company Holdings, Ltd	A
Arch Reinsurance Company	A+
Hannover Reinsurance Ireland Limited	A+
Houston Casualty Company	A++
Lloyd’s Syndicate 1414 ASC	A
Lloyd’s Syndicate 1955 ASL	A
Lloyd’s Syndicate 2987 BRT	A
Lloyd’s Syndicate 3000 MKL	A
Lloyd’s Syndicate 4472 LIB	A
Lloyd's Syndicate 0510 KLN	A
Lloyd's Syndicate 0609 AUW	A
Lloyd's Syndicate 1084 CSL	A
Lloyd's Syndicate 1686 AXS	A
Lloyd's Syndicate 1880 TOK	A
Lloyd's Syndicate 1945 SII	A
Lloyd's Syndicate 1969 APL	A
Lloyd's Syndicate 2001 AML	A
Lloyd's Syndicate 2121 ARG	A
Lloyd's Syndicate 2988 BRT	A
Lloyd's Syndicate 4711 ASP	A
Markel Global Reinsurance Company	A
Minnesota Workers' Compensation Reinsurance Association	NR
MS Amlin AG	A
Munich Reinsurance America, Inc	A+
State National Insurance Company	A
WCF National Insurance Company	A

Due to the nature of reinsurance, we have recoverables from reinsurers that apply to prior accident years. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts. The table below summarizes our amounts recoverable from reinsurers as of December 31, 2023.

Reinsurer		A.M. Best Rating	Amounts Recoverable as of December 31, 2023
			(in thousands)
Hannover Reinsurance Ireland Limited	(1)	A+	$65,045
Arch Reinsurance Company	(1)	A+	19,694
Allianz Risk Transfer AG (Bermuda)		A+	9,084
Minnesota Workers' Compensation Reinsurance Association	(1)	NR	8,950
Munich Reinsurance America, Inc	(1)	A+	5,542
Odyssey America Reinsurance Corporation		A+	4,961
Clearwater Insurance	(2)	B+	2,131
Finial Reinsurance		A-	1,878
SCOR Reinsurance		A	1,807
Other reinsurers			11,231
Total amounts recoverable from reinsurers			130,323
Allowance for credit losses			(360)
Total amounts recoverable from reinsurers net of allowance for credit losses			129,963
Funds withheld and letters of credit related to the above recoverables			(81,520)
Total unsecured amounts recoverable from reinsurers			$48,443

(1)
Current participant in our 2024 reinsurance program.
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

For insured losses in 2024, each insurance group is responsible for a statutory deductible under the 2019 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2024, the U.S. federal government will reimburse 80% of an insurance group’s covered losses over the statutory deductible. In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceeds $200.0 million for any act of terrorism. However, there is no relief from the requirement under the 2019 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.

Under the 2019 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in their workers’ compensation policies. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological, chemical or radiological agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our current reinsurance treaty program that provides coverage of up to $100.0 million for losses arising from acts of terrorism. This coverage is effective through December 31, 2024. The Company’s 2024 catastrophe excess of loss layer for loss occurrences greater than $10.0 million includes coverage for losses caused by nuclear, biological, chemical and radiological attacks, subject to the deductibles, retentions, definitions and aggregate limits.

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

Human Capital

Throughout our 38-year history, the retention, growth and development of our employees has been critical to our success. In order to continue to deliver on our mission of providing quality insurance services to our customers, it is crucial that we continue to attract and retain talented employees that are aligned with our mission.

As part of these efforts, we strive to offer a competitive compensation and benefits program that is aligned with our shareholders’ interests. Our underwriting and field safety professionals (FSPs) participate in both a long-term and a short-term incentive compensation programs that are paid quarterly.

In addition, employee bonus programs in other areas of the Company help ensure our employees’ performance is appropriately rewarded when the Company performs well.

We are committed to the health, safety and wellness of our employees as the success of our business is fundamentally connected to the well-being of our people. Our benefit offerings are designed to meet the varied and evolving needs of a diverse workforce. In addition to health care and 401k retirement programs, we offer wellness initiatives and time off for annual wellness exams, a floating holiday and leisure day, reimbursements of health club memberships, wellness luncheons, an annual health fair and confidential counseling services to promote a culture of wellness.

To assist employees in need, beginning in 2016, the Company partnered with the Community Foundation of Southwest Louisiana and later the Baton Rouge Area Foundation to provide tax-free assistance to employees that have experienced a catastrophic event through an employee assistance fund. In addition to funding from the Company, this fund also allows employees to make a one-time or recurring monetary donation to assist their fellow employees.

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

The unique differences of each individual are representative of our exceptional workforce, where service to each other is the foundation of service to our customers. We strive to promote inclusion through our Company values and behaviors. Beginning in 2022, the Company provided employees with training on diversity, equity and inclusion, unconscious bias, and workplace harassment.

As of December 31, 2023, we had 350 full-time employees and 12 part-time employees. Approximately 62% of our current workforce is female and 38% male. Our average employee tenure is 10.8 years. Women represent 54% of AMERISAFE’s leadership (defined as vice president level and above), including our CEO. Two women serve as members of our eight member Board of Directors.

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

Information About our Executive Officers

The table below sets forth information about our executive officers and key employees as of February 23, 2024.

Name	Age	Position
Executive Officers
G. Janelle Frost	53	President and Chief Executive Officer
Anastasios G. (Andy) Omiridis	56	Executive Vice President and Chief Financial Officer
Vincent J. Gagliano	51	Executive Vice President and Chief Risk Officer
Kathryn H. Shirley	58	Executive Vice President, Chief Administrative Officer and Secretary
Raymond F. (Ray) Wise, Jr.	58	Executive Vice President and Chief Sales Officer

Key Employees
Nancy E. Hunt	54	Senior Vice President, Underwriting
Henry O. (Chris) Lestage, IV	63	Senior Vice President, Claims Operations
Michael C. (Chad) Cobb	48	Senior Vice President, Safety Operations
Barbra E. McCrary	49	Senior Vice President, Policyholder Services
Angela W. Pearson	51	Senior Vice President, Controller

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

Anastasios G. (Andy) Omiridis has served as our Executive Vice President and Chief Financial Officer since September 2022. From 2019 to 2022, Mr. Omiridis served as the Senior Vice President, Deputy Chief Financial Officer and Principal Accounting Officer of Kemper Corporation. Previously, he served as Senior Vice President and Chief Financial Officer with Chubb Life from 2017 to 2019; and as the Chief Accounting Officer for ARGO Limited from 2012 to 2017. Prior to 2012, Mr. Omiridis served in multiple leadership positions with AIG.

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

Raymond F. (Ray) Wise, Jr. has served as Executive Vice President and Chief Sales Officer since July 2023. Mr. Wise served as Chief Sales Officer for Employers Insurance Group from 2016 to 2022. From 2012 to 2016, Mr. Wise served as President of Vanliner Insurance Company.

Nancy E. Hunt has served as our Senior Vice President, Underwriting Operations since July 2022. She has been employed with our Company since 1995 and served as Regional Vice President, Underwriting Operations from September 2011 to July 2022.

Henry O. (Chris) Lestage, IV has served as our Senior Vice President, Claims Operations since September 2000. He has been employed with our Company since 1987.

Michael C. (Chad) Cobb has served as our Senior Vice President, Safety Operations since October 2023. He has been employed with our Company since 2013 and served as Vice President, Field Safety from July 2019 to October 2023.

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

State Insurance Department Examinations

We are subject to periodic examinations by the Nebraska and Texas insurance departments. AIIC and SOCI underwent an examination by the Nebraska Department of Insurance in 2022 and 2023 which covered calendar years 2018 through 2021. AIICTX underwent an examination by the Texas Department of Insurance in 2022 and 2023 which covered calendar years 2018 through 2021. The examinations were completed in 2023 with no material findings.

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

Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. In 2022 and prior, we utilized both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. Beginning in 2023, we stopped accepting direct assignments.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in the applicable state. Our recoveries from state-managed trust funds for the years ended December 31, 2023, 2022 and 2021 were $2.9 million, $3.6 million and $5.1 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2023, 2022 and 2021 was $1.8 million, $0.1 million and $0.8 million, respectively. We accrue for second injury funds relative to historical paid amounts.

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

Federal Law and Regulations

For the year ended December 31, 2023, we derived 3.3% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act (USL&H) and the Merchant Marine Act of 1920, or Jones Act. We are also subject to regulations related to the USL&H Act and the Jones Act.

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

Under Nebraska law, AIIC and SOCI are each required to maintain minimum capital and surplus of $2.0 million. Under Texas law, AIICTX is required to maintain minimum capital and surplus of $5.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on the various risk factors related to it. As of December 31, 2023, AIIC, SOCI and AIICTX exceeded the minimum risk-based capital requirements.

The key financial ratios of the NAIC’s Insurance Regulatory Information System (IRIS), which ratios were developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators’ resources. IRIS identifies 13 industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. The 2023 IRIS results for AIIC, SOCI, and AIICTX were within expected values for all 13 industry ratios.

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

Corporate Website Information

Our corporate website is located at www.amerisafe.com. Our annual report to shareholders, annual proxy statement and related proxy card will be made available on our website at the same time they are mailed to shareholders. Our quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the Securities and Exchange Commission (SEC). Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Policy Regarding Communications with the Board of Directors, Policy Regarding Shareholder Recommended Director Candidates, Majority Voting and Director Resignation Policy, Sustainability Report, and charters for the standing committees of our Board of Directors are available on our website as well as other shareholder communications. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

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

The financial performance of the workers’ compensation insurance industry has historically fluctuated, with periods of lower premium rates and excess underwriting capacity resulting from increased competition followed by periods of higher premium rates and reduced underwriting capacity resulting from decreased competition. Although the financial performance of an individual insurance company is dependent on its own specific business characteristics, the profitability of most workers’ compensation insurance companies generally tends to follow this cyclical market pattern. Because this market cyclicality is due in large part to the actions of our competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. We expect these cyclical patterns will cause our revenues and net income to fluctuate, which may cause the price of our common stock to be more volatile.

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

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2023, independent agencies produced 98.2% of our voluntary in-force premiums. No independent agency accounted for more than 1.8% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. As of December 31, 2023, our investment portfolio, including cash and cash equivalents, had a carrying value of $896.5 million. For the year ended December 31, 2023 we had $31.3 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our Board of Directors, and is made up predominately of fixed maturity securities and cash and cash equivalents. Although our investment guidelines emphasize capital preservation and liquidity, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity and market volatility. General economic conditions may be adversely affected by global health pandemics, U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Increased interest rates could have an adverse effect on the market value of our investment portfolio. Decreased interest rates could have an adverse effect on our investment income, in addition to increased prepayment risk on callable securities included in our investment portfolio.

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

In 2023, 85.4% of our gross premiums written were derived from policyholders in the construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in these industries and upon economic conditions generally.

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

AMERISAFE is a holding company whose insurance subsidiaries are governed by SAP determined and promulgated by the NAIC and state departments of insurance. New standards or changes in SAP accounting standards or interpretations, especially as it relates to our significant revenues, assets, liabilities, statutory surplus, risk-based capital ratios and dividend paying ability could have a material impact on our statutory earnings, dividend paying ability or financial condition.

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

At December 31, 2023, we participated in mandatory pooling arrangements in 25 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

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

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2024 reinsurance treaty program affords limited coverage for up to $100.0 million for losses arising from terrorism, subject to applicable deductibles, retentions, definitions and aggregate limits.

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

We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Our 2024 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $100.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. Our retention is $2.0 million for each loss occurrence. Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty.

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

When our reinsurance treaty program is terminated and we enter into a new program, any decrease in the amount of reinsurance at the time we enter into a new program, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could adversely affect our business, financial condition and results of operations. We currently have 26 reinsurers participating in our reinsurance treaty program, and we believe that this is a sufficient number of reinsurers to provide us with the reinsurance coverage we require. However, it is possible that one or more of our current reinsurers could terminate participation in our program. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements. In any of these events, if our reinsurance broker is unable to reallocate the terminated reinsurance among the remaining reinsurers in the program, it could take a significant period of time to identify and negotiate agreements with one or more replacement reinsurers. During this period, we would be exposed to an increased risk of loss, the extent of which would depend on the coverage previously provided by the terminated reinsurance.

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

As of December 31, 2023, we had $130.0 million of recoverables from reinsurers. Of this amount, $48.4 million was unsecured. As of December 31, 2023, our largest recoverable from reinsurers included $65.0 million from Hannover Reinsurance Ireland Limited (Hannover), $19.7 million from Arch Reinsurance Company and $9.1 million from Allianz Risk Transfer AG. Each of these reinsurers have an A.M. Best rating of “A” (Excellent) or better. An immaterial amount of reinsurance recoverable due at December 31, 2023 was over 90 days old. If we are unable to collect amounts recoverable from our reinsurers, our financial condition would be adversely impacted.

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

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of February 15, 2024, there were 19,135,008 shares of our common stock outstanding.

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

Item 1C. Cybersecurity

We have established and implemented security measures, controls and procedures in an effort to safeguard our information technology systems and to prevent unauthorized access to these systems and any data processed and/or stored in these systems. We evaluate the adequacy of our third-party service providers’ cybersecurity measures through periodic due diligence and contractual obligations.

We analyze the probability and impact of cybersecurity risks using recognized cybersecurity standards and frameworks for our industry and have identified certain material risks from cybersecurity threats. As part of this analysis, we also work to determine whether these material risks would be a threat to our business continuity. To help minimize our risks related to cybersecurity threats and incidents, we maintain physical controls, including a centralized electronic card access control system, uninterruptable power supply units, and environmental controls; and technical controls, including firewalls, signature and behavior-based monitoring, intrusion detection systems, encryption and backups, and mobile application management. We engage third parties in connection with our processes for assessing, identifying, and managing material risks from cybersecurity threats.

No known risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our company, our business strategy, results of our operations, or our financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats. For more information about these risks, please see “Risk Factors – General Risk Factors” in this annual report on Form 10-K.

As part of our overall risk management system, we assess, identify and provide oversight over cybersecurity risks to our information technology systems and our business continuity. We have identified key risk drivers and characteristics, and have incorporated these into our risk assessment matrix, which we use for day-to-day risk mitigation. Our risk assessment matrix provides us with a means to assess the probability and impact of material risks from cybersecurity threats. As a result of this process, we have identified and implemented controls and mitigation methods to manage these risks.

The Risk Committee of our Board of Directors meets with management to review and provide oversight of certain operational areas where we have identified key risks to our business, including our cybersecurity practices. The Risk Committee reviews our strategies, governing and management framework, security principles, and training and evaluations for cybersecurity threats. As part of this review, each quarter the Chief Risk Officer presents key cybersecurity metrics and analysis to the Risk Committee.

The Chief Risk Officer manages a team that assesses day-to-day cybersecurity. We actively maintain an Incident Response Plan, and in the event of a cybersecurity breach or incident, the Chief Risk Officer leads our response and initial risk assessment to mitigate impact and initiate any recovery process. Following identification of a cybersecurity breach or incident, incidents of medium or high severity level are elevated to an Incident Response Team. In addition to leading the response to such incidents, the Incident Response Team evaluates whether an incident is material and the associated public reporting implications. Incidents that are reviewed by the Incident Response Team are promptly elevated to the Risk Committee.

The Chief Risk Officer stays informed through multiple sources: technology and cybersecurity news, bulletins from the federal Cybersecurity and Infrastructure Security Agency, Information Sharing and Analysis Center feeds, and threat intelligence feeds from multiple sources. We also utilize a security operations center that acts as a centralized hub dedicated to monitoring, detecting, and responding to cybersecurity threats.

The Chief Risk Officer holds the Certified Risk Manager designation, and has more than 30 years of technology experience, including 15 years overseeing cybersecurity processes, risk assessment and risk management.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF.” As of February 15, 2024, there were 19 holders of record of our common stock.

Dividend Policy

In 2023, 2022 and 2021, the Company paid regular quarterly cash dividends of $0.34, $0.31, and $0.29 per share, respectively. In addition, the Company paid extraordinary cash dividends of $3.50 in 2023 and $4.00 in both 2022 and 2021.

On February 19, 2024 the Company declared a regular quarterly cash dividend of $0.37 per share payable on March 22, 2024 to shareholders of record as of March 8, 2024.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is expected to be $1.48 per share in 2024.

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

As of February 15, 2024, 19,135,008 shares of common stock were outstanding. As of that date, there were no shares of preferred stock outstanding.

Share Repurchases

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. The Company had $10.4 million available for future purchases at December 31, 2023 under this program. There were 46,741 shares repurchased under this program in 2023 for $2.2 million, or an average price of $46.45, including commissions and excise tax. There were 264,449 shares repurchased under this program in 2022 for $12.4 million, or an average price of $46.84, including commissions. There were no shares repurchased under this program in 2021. Since the beginning of this plan, the Company has repurchased a total of 1,569,440 shares for $36.9 million, or an average price of $23.53, including commissions and excise tax. The purchases may be affected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that any future purchases will be funded from available capital.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
October 1, 2023 to October 31, 2023	—	$—	—	$12,612
November 1, 2023 to November 30, 2023	500	47.44	500	12,589
December 1, 2023 to December 31, 2023	46,241	46.44	46,241	10,441
Total	46,741		46,741

(1) Average price paid per share includes commissions and excise tax.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of its consolidated financial position, results of operations and cash flows. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A of this report. These factors could cause our actual results in 2024 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.

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

Two of the key financial measures that we use to evaluate our performance are return on average equity and growth in book value per share adjusted for dividends paid to shareholders. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity. Our return on average equity was 20.4% in 2023, 15.5% in 2022 and 15.7% in 2021 . We calculate book value per share by dividing ending shareholders’ equity by the number of common shares outstanding. Our book value per share was $15.28 at December 31, 2023, $16.57 at December 31, 2022 and $20.62 at December 31, 2021. We paid cash dividends of $4.86 per share in 2023, $5.24 per share in 2022 and $5.16 per share in 2021.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in other lines of business that pay claims more quickly. At December 31, 2023, our investment portfolio, including cash and cash equivalents, was $896.5 million and produced net investment income of $31.3 million in 2023, $27.2 million in 2022 and $25.4 million in 2021.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Our reinsurance program for 2024 includes 26 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Our 2024 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $100.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $20.0 million, subject to applicable deductibles, retentions and aggregate limits. Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

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

For example, for the five-year period ended December 31, 2023 we had recorded 82 severe claims, or an average of 16 severe claims per year for accident years 2019 through 2023. The number of severe claims in any one accident year in this five-year period ranged from a low of 9 in 2023 to a high of 20 in 2021 and 2022. The average reported case severity for these claims ranged from $2.28 million for the 2023 accident year to $3.91 million for the 2021 accident year. For the five accident years, the case incurred for these severe claims accounted for an average of 16.6 percentage points of our overall loss and loss adjustment expense (LAE) ratio, measured at December 31, 2023.

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

Our gross reserves for loss and loss adjustment expenses at December 31, 2023, 2022 and 2021 were $674.0 million, $696.0 million and $745.3 million, respectively. As a percentage of gross reserves at year end, IBNR represented 17.8% in 2023, 17.1% in 2022 and 16.1% in 2021.

In 2023, we decreased our estimates for prior year loss reserves by $41.4 million. In 2022, we decreased our estimates for prior year loss reserves by $40.6 million. In 2021, we decreased our estimates for prior year loss reserves by $61.9 million.

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

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2023 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2023 and the other half in 2024. On a monthly basis, we also recognize net premiums earned from mandatory pooling arrangements.

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

Net Investment Income and Net Realized Gains and Losses on Investments. We invest our statutory surplus funds and the funds supporting our insurance liabilities in fixed maturity securities, equity securities and alternative investments. In addition, a portion of these funds are held in cash and cash equivalents to pay current claims. Our net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities. We assess the performance of our investment portfolio using a standard tax equivalent yield metric. Investment income that is tax-exempt is increased by our marginal federal tax rate to express yield on tax-exempt securities on the same basis as taxable securities. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their cost or amortized cost, as applicable. Net realized losses occur when our investment securities are sold for less than their cost or amortized cost, as applicable. We classify the majority of our fixed maturity securities as held-to-maturity. The remainder of our fixed maturity securities are classified as available-for-sale. Net unrealized gains or losses on our securities classified as available-for-sale are reported separately within accumulated other comprehensive income (loss) on our balance sheet. Changes in net unrealized gains or losses on our equity securities are recognized in net income.

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

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 38 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

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

•
The extent to which the fair value is less than the amortized cost basis;
•
Adverse conditions in the security, industry, or geography, including:
•
Changes in technology
•
Discontinuation of a segment of business that may affect future earnings
•
Changes in the quality of the credit enhancement, if any
•
Changes in the payment structure of debt security;
•
Failure of the issuer to make scheduled interest or principal payments; and
•
Any changes to the rating of the security by a rating agency.

Share-Based Compensation. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation-Stock Compensation, we recognize compensation costs for restricted stock, performance-based stock and stock option awards over the applicable vesting periods.

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Income Statement Data
Gross premiums written	$285,355	$276,110	$278,294
Ceded premiums written	(16,621)	(10,527)	(10,469)
Net premiums written	$268,734	$265,583	$267,825
Net premiums earned	$267,125	$271,698	$275,993
Net investment income	31,339	27,223	25,435
Net realized gains on investments	6,579	3,440	1,695
Net unrealized gains (losses) on equity securities	1,228	(8,092)	12,315
Fee and other income	582	468	496
Total revenues	306,853	294,737	315,934
Loss and loss adjustment expenses incurred	148,263	152,316	160,798
Underwriting and certain other operating costs (1)	27,508	24,039	24,813
Commissions	23,446	21,483	21,284
Salaries and benefits	27,359	26,510	25,954
Policyholder dividends	2,957	2,699	3,715
Provision for investment related credit loss expense (benefit)	(57)	44	(79)
Total expenses	229,476	227,091	236,485
Income before taxes	77,377	67,646	79,449
Income tax expense	15,269	12,044	13,693
Net income	$62,108	$55,602	$65,756
Selected Insurance Ratios
Current accident year loss ratio (2)	71.0%	71.0%	80.7%
Prior accident year loss ratio (3)	(15.5)%	(14.9)%	(22.4)%
Net loss ratio	55.5%	56.1%	58.3%
Net underwriting expense ratio (4)	29.3%	26.5%	26.1%
Net dividend ratio (5)	1.1%	1.0%	1.3%
Net combined ratio (6)	85.9%	83.6%	85.7%

	As of December 31,
	2023	2022	2021
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$38,682	$61,469	$70,722
Investments	857,786	888,987	1,012,571
Amounts recoverable from reinsurers	129,963	125,677	120,561
Premiums receivable, net	132,861	121,713	135,100
Deferred income taxes	20,403	22,794	14,384
Deferred policy acquisition costs	17,975	17,401	17,059
Total assets	1,229,162	1,269,279	1,402,724
Reserves for loss and loss adjustment expenses	673,994	696,037	745,278
Unearned premiums	116,585	114,976	121,092
Insurance-related assessments	16,896	17,653	16,850
Shareholders’ equity	292,451	317,432	399,323

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

Overview of Operating Results

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Gross Premiums Written. Gross premiums written for 2023 were $285.4 million, compared to $276.1 million for 2022, an increase of 3.3%. The increase was attributable to a $10.1 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous periods, and a $0.8 million increase in annual premiums on voluntary policies written during the period. The increases were partially offset by a $1.6 million decrease in residual market premium.

Net Premiums Written. Net premiums written for 2023 were $268.7 million, compared to $265.6 million for 2022, an increase of 1.2%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.9% for 2023 compared to 3.7% for 2022. Ceded premiums increased as we purchased higher levels of reinsurance coverage at generally higher prices in 2023. For additional information, see Item 1, “Business—Reinsurance.”

Net Premiums Earned. Net premiums earned for 2023 were $267.1 million, compared to $271.7 million for 2022, a decrease of 1.7%. The decrease was primarily attributable to the increase in the cost of reinsurance.

Net Investment Income. Net investment income in 2023 was $31.3 million, an increase of 15.1% from the $27.2 million reported in 2022.. The increase was due to higher fixed income reinvestment rates in relation to portfolio rolloff. The average pre-tax investment yield on our investment portfolio was 3.4% per annum for 2023 versus 2.7% per annum for 2022. The year-end tax-equivalent yield on our investment portfolio was 3.7% per annum for 2023, compared to 3.4% per annum for 2022. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate. Average invested assets, including cash and cash equivalents, decreased 9.1%, from an average of $1,051.2 million for 2022 to an average of $955.8 million for 2023.

Net Realized Gains (Losses) on Investments. Net realized gains on investments in 2023 totaled $6.6 million, compared to gains of $3.4 million in 2022. In 2023 and 2022, net realized gains resulted primarily from the sale of equity securities.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized gains on equity securities in 2023 were $1.2 million compared to net unrealized losses of $8.1 million in 2022.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $148.3 million for 2023, compared to $152.3 million for 2022, a decrease of $4.1 million, or 2.7% . The current accident year losses and LAE incurred were $189.7 million, or 71.0% of net premiums earned, compared to $192.9 million, or 71.0% of net premiums earned for 2022. We recorded favorable prior accident year development of $41.4 million in 2023, compared to $40.6 million in 2022. This is discussed in more detail below in “Prior Year Development.” Our net loss ratio was 55.5% for 2023 and 56.1% for 2022.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2023 were $78.3 million, compared to $72.0 million for 2022. The Company experienced a $4.1 million increase in insurance related assessments, a $2.0 million increase in commission expense, a $1.5 million increase in professional fees, and a $0.8 million increase in compensation expense. The increase in insurance related assessments included a benefit of $3.8 million in 2022 due to the return of assessments from the Minnesota Workers' Compensation Reinsurance Association. Offsetting these amounts were a $1.6 million increase in profit sharing reinsurance commission, a decrease of $0.8 million in accounts receivable write-offs, a $0.6 million decrease in taxes, licenses and fees, and an increase of $0.5 million in ceding commission related to our current year reinsurance agreement. Our underwriting expense ratio increased to 29.3% in 2023 from 26.5% in 2022.

Income tax expense. Income tax expense for 2023 was $15.3 million, compared to $12.0 million for 2022. The effective tax rate increased to 19.7% for 2023, compared to 17.8% for 2022. The increase in the effective tax rate is due to a lower proportion of tax-exempt income to underwriting income in 2023 relative to 2022.

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

Income Tax Expense. Income tax expense for 2022 was $12.0 million, compared to $13.7 million for 2021. The effective tax rate increased to 17.8% for 2022, compared to 17.2% for 2021. The increase in the effective tax rate is due to a lower proportion of tax-exempt income to underwriting income in 2022 relative to 2021.

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $41.4 million in calendar year 2023, $40.6 million in calendar year 2022 and $61.9 million in calendar year 2021. The table below sets forth the favorable development for accident years 2018 through 2022 and, collectively, all accident years prior to 2018.

	Favorable/(Unfavorable) Development for Year Ended December 31,
	2023	2022	2021
	(in millions)
2022	$—	$—	$—
2021	7.5	—	—
2020	7.5	6.2	—
2019	8.0	13.1	14.1
2018	3.5	8.9	18.3
Prior to 2018	14.9	12.4	29.5
Total net development	$41.4	$40.6	$61.9

The table below sets forth the number of open claims as of December 31, 2023, 2022 and 2021, and the numbers of claims reported and closed during the years then ended.

	Twelve Months Ended December 31,
	2023	2022	2021
Open claims at beginning of period	4,275	4,594	4,758
Claims reported	3,948	4,104	4,310
Claims closed	(4,220)	(4,423)	(4,474)
Open claims at end of period	4,003	4,275	4,594

At December 31, 2023, our incurred amounts for certain accident years developed more favorably than management previously expected. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to two factors: (1) lower than expected severity of injuries in these accident years compared to our original and revised estimates; and (2) favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement. We believe the favorable case reserve development resulted primarily from an intensive claims management focus with the Company actively seeking to settle claims, leading to favorable development.

The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of December 31, 2023, actual results for these accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $177.5 million in 2023, $194.8 million in 2022 and $189.6 million in 2021. We fund claim payments out of cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio at December 31, 2023 was $896.5 million.

As discussed above under “Overview,” we purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2024 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2023, the present value of these annuities was $106.9 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 16 to our consolidated financial statements in Item 8 of this report.

The Company has operating and finance leases for office space and equipment. Our leases have remaining lease terms of one month to 47 months, some of which include options to extend the leases for up to five years. The Company, in determining the present value of lease payments, utilizes either the rate implicit in the lease if that rate is readily determinable or the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

Net cash provided by operating activities was $29.8 million in 2023, as compared to $28.2 million in 2022, and $38.0 million in 2021. Major components of cash provided by operating activities in 2023 were net premiums collected of $261.0 million, investment income collected of $34.5 million, and reinsurance recoveries collected of $16.0 million. These amounts were offset in-part by claim payments of $172.9 million, $73.9 million of operating expenditures, federal taxes paid of $14.0 million, and dividends to policyholders paid of $3.5 million.

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

Net cash provided by investing activities was $43.9 million in 2023, as compared to net cash provided by investing activities of $75.4 million in 2022 and net cash provided by investing activities of $71.0 million in 2021. In 2023, major components of net cash provided by investing activities included proceeds from sales and maturities of investments of $178.1 million, offset by investment purchases of $133.7 million.

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

Net cash used in financing activities was $96.5 million in 2023, as compared to $112.9 million in 2022 and $100.0 million in 2021. Major components of cash used in financing activities in 2023 included cash used for dividends paid to shareholders of $93.3 million, purchases of treasury stock of $2.2 million, and share-based compensation related tax withholding of $0.9 million.

Major components of cash used in financing activities in 2022 included cash used for dividends paid to shareholders of $100.4 million and purchases of treasury stock of $12.4 million.

Major components of cash used in financing activities in 2021 included cash used for dividends paid to shareholders of $99.9 million.

In December 2023, the Company renewed a line of credit agreement with Frost Bank for borrowings up to a maximum of $20.0 million. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or one-month term SOFR rate and are unsecured. At December 31, 2023, there were no outstanding borrowings. Unless renewed, the agreement will expire in December 2024.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. As of December 31, 2023, we had repurchased a total of 1,569,440 shares of our outstanding common stock for $36.9 million. The Company had $10.4 million available for future purchases at December 31, 2023 under this program. There were 46,741 and 264,449 shares repurchased in 2023 and 2022, respectively. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

AMERISAFE is a holding company that transacts business through its operating subsidiaries, including AIIC, SOCI and AIICTX. AMERISAFE’s primary assets are the capital stock of these insurance subsidiaries. The ability of AMERISAFE to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to AMERISAFE. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Based upon the prescribed calculation, the insurance subsidiaries could pay to AMERISAFE dividends of up to $52.6 million in 2024 without seeking regulatory approval. See “Business—Regulation—Dividend Limitations” in Item 1 of this report.

The Company paid regular quarterly cash dividends of $0.34, $0.31, and $0.29 per share in 2023, 2022 and 2021, respectively. In addition, the Company paid extraordinary cash dividends of $3.50 in 2023 and $4.00 per share in both 2022 and 2021.

On February 19, 2024, the Company declared a regular quarterly cash dividend of $0.37 per share payable on March 22, 2024 to shareholders of record as of March 8, 2024. The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is expected to be $1.48 per share in 2024.

Investment Portfolio

The principal objectives of our investment portfolio are to preserve capital and surplus and to maintain appropriate liquidity for corporate requirements. Additional objectives are to support our A.M. Best rating of “A” (Excellent) and to maximize after-tax income and risk-adjusted total return. We presently expect to maintain sufficient liquidity from funds generated by operations to meet our anticipated insurance obligations and operating and capital expenditure needs. Excess funds from operations will be invested in accordance with our investment policy and statutory requirements.

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

Under Nebraska and Texas law, as applicable, each of AIIC, SOCI and AIICTX is required to invest only in securities that are either interest-bearing, interest-accruing or eligible for dividends, and must limit its investment in the securities of any single issuer, other than direct obligations of the United States, to five percent of the insurance company’s assets. As of December 31, 2023, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security.

As of December 31, 2023, our investment portfolio, including cash and cash equivalents, totaled $896.5 million, a decrease of 5.7% from December 31, 2022. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities. As such, the reported book value of those securities is equal to their amortized cost net of allowance for credit losses and does not fluctuate based on changing interest rates. The remainder of our fixed maturity securities are classified as available-for-sale and reported at fair market value, less an allowance for credit losses, if any. Investments in equity securities are reported at fair market value.

We follow FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 18 of the financial statements, our securities available-for-sale are classified using Level 1, 2 and 3 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825, Financial Instruments, for any financial assets in 2022 or 2023.

The composition of our investment portfolio, including cash and cash equivalents, as of December 31, 2023 is shown in the following table.

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$416,878	46.5%	2.4%
Corporate bonds	52,179	5.9%	0.6%
U.S. agency-based mortgage-backed securities	3,297	0.4%	1.7%
U.S. Treasury securities and obligations of U.S. Government agencies	11,186	1.2%	0.9%
Asset-backed securities	35	0.0%	6.7%
Total fixed maturity securities—held-to-maturity	483,575	54.0%	1.6%
Fixed maturity securities—available-for-sale:
State and political subdivisions	131,895	14.7%	0.7%
Corporate bonds	166,753	18.6%	3.6%
U.S. agency-based mortgage-backed securities	4,745	0.5%	1.7%
U.S. Treasury securities and obligations of U.S. Government agencies	13,671	1.5%	0.9%
Total fixed maturity securities—available-for-sale	317,064	35.3%	1.4%
Equity securities	57,147	6.4%	2.1%
Cash and cash equivalents	38,682	4.3%	5.1%
Total Investments, including cash and cash equivalents	$896,468	100.0%	3.4%

The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2023:
Fixed maturity securities—available-for-sale	$40,293	$(207)	$184,313	$(11,588)
December 31, 2022:
Fixed maturity securities—available-for-sale	196,433	(10,625)	63,424	(7,849)

The pre-tax investment yield on our investment portfolio was 3.4% and 2.7% per annum during the twelve months ended December 31, 2023 and 2022, respectively.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. As of December 31, 2023, we had fixed maturity securities with a fair value of $790.2 million and a carrying value of $800.6 million. These securities are all subject to interest rate risk, but because we classify the majority of our fixed maturity securities as held-to-maturity, changes in interest rates have a smaller effect on the carrying value of our portfolio. We manage our exposure to interest rate risk by investing in a portfolio of securities with moderate effective duration. At December 31, 2023, the effective duration of the total investment portfolio, including cash and short-term investments, was 4.2 years.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2023 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. The change in carrying value is less than the change in fair value due to our held-to-maturity portfolio.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$713,431	$(76,725)	$770,453	$(30,187)	(10.2)%
100 basis point increase	752,950	(37,206)	786,012	(14,627)	(5.0)%
No change	790,156	—	800,640	—	0.0%
100 basis point decrease	823,626	33,469	814,174	13,534	4.6%
200 basis point decrease	854,846	64,690	827,611	26,972	9.1%

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. Equity securities are carried at fair value with unrealized gains and losses recorded within net income. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets, shareholders’ equity, and net income. In order to minimize our exposure to equity price risk, we independently monitor the financial condition of our equity securities and diversify our investments. In addition, we limit the percentage of equity securities held in our investment portfolio to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity. As of December 31, 2023, the equity securities in our investment portfolio had a fair value of $57.1 million, representing 6.4% of our investment portfolio and less than 19.5% of shareholders’ equity on that date.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

AMERISAFE, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Loss and Loss Adjustment Expense reserves
Description of the Matter

At December 31, 2023, the Company’s reserves for loss and loss adjustment expenses (LAE) was $673 million, which includes Incurred But Not Reported (IBNR) reserves of $119 million. As discussed in Notes 1 and 9 to the consolidated financial statements, the reserve for loss and LAE represents the estimated ultimate costs of all reported and unreported losses incurred and unpaid as of the reporting date. There is significant uncertainty inherent in determining the ultimate loss and LAE costs which are estimated using individual case-base valuations and statistical and actuarial analysis based upon experience for previously unreported claims and their ultimate loss and LAE costs. In particular, the estimates are sensitive to loss severity and frequency trends, changes in customers, claims management, regulatory factors, medical trends, employment and wage patterns, insurance policy coverage interpretations, and judicial determinations, among other factors.

Auditing management’s IBNR reserve estimate required the involvement of our actuarial specialists and was complex and highly judgmental due to the nature of significant assumptions used in the valuation process. The IBNR reserve estimate was sensitive to the selection of actuarial methods and assumptions, including the adjustment of historical loss severity experience for changes in policies and customer base.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating loss and LAE reserves, including, among others controls over the review and approval processes that the Company has in place for the methods and assumptions used in estimating IBNR reserves.

To test the recorded IBNR reserves, with the assistance of our actuarial specialists, we evaluated the Company’s selection of methods and assumptions, including loss severity, against those used in prior periods and used in the industry for similar types of insurance. We also considered changes to employment and wage patterns and the Company’s customers and claims management. We involved our actuarial specialist to independently calculated a range of reasonable loss and LAE reserve estimates and compared this range to the Company’s recorded loss and LAE reserve. We also performed a review of the development of prior years’ reserve estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

New Orleans, LA

February 23, 2024

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2023	2022
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $182 and $239 in 2023 and 2022, respectively, (fair value $473,092 and $468,144 in 2023 and 2022, respectively)	$483,575	$491,688
Fixed maturity securities—available-for-sale, at fair value (amortized cost $326,171, allowance for credit losses of $0 in 2023 and amortized cost $338,593, allowance for credit losses of $0 in 2022)	317,064	321,121
Equity securities, at fair value (cost $44,046 and $50,185 in 2023 and 2022, respectively)	57,147	62,058
Short-term investments	—	14,120
Total investments	857,786	888,987
Cash and cash equivalents	38,682	61,469
Amounts recoverable from reinsurers (net of allowance for credit losses of $360 and $372 in 2023 and 2022, respectively)	129,963	125,677
Premiums receivable (net of allowance for credit losses of $4,674 and $4,852 in 2023 and 2022, respectively)	132,861	121,713
Deferred income taxes	20,403	22,794
Accrued interest receivable	8,274	8,428
Property and equipment, net	6,349	7,225
Deferred policy acquisition costs	17,975	17,401
Federal income tax recoverable	1,781	1,453
Other assets	15,088	14,132
Total assets	$1,229,162	$1,269,279
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$673,994	$696,037
Unearned premiums	116,585	114,976
Amounts held for others	53,694	48,811
Policyholder deposits	34,522	36,312
Insurance-related assessments	16,896	17,653
Accounts payable and other liabilities	41,020	38,058
Total liabilities	936,711	951,847
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2023 and 2022; 20,704,448 and 20,678,572 shares issued; and 19,135,008 and 19,155,873 shares outstanding in 2023 and 2022, respectively	207	207
Additional paid-in capital	222,078	220,299
Treasury stock, at cost (1,569,440 and 1,522,699 shares in 2023 and 2022, respectively)	(36,929)	(34,758)
Accumulated earnings	114,289	145,512
Accumulated other comprehensive loss, net	(7,194)	(13,828)
Total shareholders’ equity	292,451	317,432
Total liabilities and shareholders’ equity	$1,229,162	$1,269,279

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Net premiums earned	$267,125	$271,698	$275,993
Net investment income	31,339	27,223	25,435
Net realized gains on investments	6,579	3,440	1,695
Net unrealized gains (losses) on equity securities	1,228	(8,092)	12,315
Fee and other income	582	468	496
Total revenues	306,853	294,737	315,934
Expenses
Loss and loss adjustment expenses incurred	148,263	152,316	160,798
Underwriting and certain other operating costs	27,508	24,039	24,813
Commissions	23,446	21,483	21,284
Salaries and benefits	27,359	26,510	25,954
Policyholder dividends	2,957	2,699	3,715
Provision for investment related credit loss expense (benefit)	(57)	44	(79)
Total expenses	229,476	227,091	236,485
Income before income taxes	77,377	67,646	79,449
Income tax expense	15,269	12,044	13,693
Net income	$62,108	$55,602	$65,756
Earnings per share
Basic	$3.24	$2.89	$3.40
Diluted	$3.23	$2.88	$3.39
Shares used in computing earnings per share
Basic	19,149,080	19,233,241	19,332,391
Diluted	19,226,021	19,321,717	19,408,619
Extraordinary cash dividends declared per common share	$3.50	$4.00	$4.00
Cash dividends declared per common share	$1.36	$1.24	$1.16

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$62,108	$55,602	$65,756
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	6,634	(27,365)	(7,482)
Comprehensive income	$68,742	$28,237	$58,274

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amounts	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	20,589,309	$206	$215,316	(1,258,250)	$(22,370)	$224,645	$21,019	438,816
Comprehensive income:
Net income	—	—	—	—	—	65,756	—	65,756
Other comprehensive income:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	(7,482)	(7,482)
Comprehensive income	—	—	—	—	—	—	—	58,274
Common stock issued	32,995	—	1,563	—	—	—	—	1,563
Share-based compensation	—	—	579	—	—	—	—	579
Dividends to shareholders	—	—	—	—	—	(99,909)	—	(99,909)
Balance at December 31, 2021	20,622,304	$206	$217,458	(1,258,250)	$(22,370)	$190,492	$13,537	$399,323
Comprehensive income:
Net income	—	—	—	—	—	55,602	—	55,602
Other comprehensive income:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	(27,365)	(27,365)
Comprehensive income	—	—	—	—	—	—	—	28,237
Common stock issued	56,268	1	1,970	—	—	—	—	1,971
Purchase of treasury stock	-	—	—	(264,449)	(12,388)	—	—	(12,388)
Share-based compensation	—	—	871	—	—	—	—	871
Dividends to shareholders	—	—	—	—	—	(100,582)	—	(100,582)
Balance at December 31, 2022	20,678,572	$207	$220,299	(1,522,699)	$(34,758)	$145,512	$(13,828)	$317,432
Comprehensive income:
Net income	—	—	—	—	—	62,108	—	62,108
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	6,634	6,634
Comprehensive income	—	—	—	—	—	—	—	68,742
Common stock issued	25,876	—	779	—	—	—	—	779
Purchase of treasury stock	—	—	—	(46,741)	(2,171)	—	—	(2,171)
Share-based compensation	—	—	1,000	—	—	—	—	1,000
Dividends to shareholders	—	—	—	—	—	(93,331)	—	(93,331)
Balance at December 31, 2023	20,704,448	$207	$222,078	(1,569,440)	$(36,929)	$114,289	$(7,194)	$292,451

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$62,108	$55,602	$65,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,427	1,309	1,017
Net amortization of investments	3,025	6,734	8,868
Change in investment related allowance for credit losses	(57)	44	(79)
Deferred income taxes	628	(1,136)	1,270
Net realized gains on investments	(6,579)	(3,440)	(1,695)
Net unrealized (gains) losses on equity securities	(1,228)	8,092	(12,315)
Net realized (gains) losses on disposal of assets	2	9	(21)
Share-based compensation	1,557	2,479	2,320
Changes in operating assets and liabilities:
Premiums receivable, net	(8,485)	13,387	21,660
Accrued interest receivable	154	(348)	1,194
Deferred policy acquisition costs	(574)	(342)	751
Amounts held by others	—	—	71
Other assets	(1,033)	(2,840)	(1,016)
Reserves for loss and loss adjustment expenses	(22,043)	(49,241)	(15,283)
Unearned premiums	1,609	(6,116)	(8,168)
Reinsurance balances	(3,740)	(4,754)	(14,648)
Amounts held for others and policyholder deposits	3,093	2,825	(2,628)
Federal income taxes recoverable	(328)	4,961	(6,831)
Accounts payable and other liabilities	306	969	(2,244)
Net cash provided by operating activities	29,842	28,194	37,979
Investing activities
Purchases of investments held-to-maturity	(42,190)	(32,152)	(43,307)
Purchases of investments available-for-sale	(45,141)	(106,049)	(51,617)
Purchases of equity securities	—	(11,147)	(8,388)
Purchases of short-term investments	(46,347)	(66,132)	(167,870)
Proceeds from maturities of investments held-to-maturity	47,151	85,006	74,253
Proceeds from sales and maturities of investments available-for-sale	57,153	90,675	114,974
Proceeds from sales of equity securities	12,688	8,487	—
Proceeds from sales and maturities of short-term investments	61,123	108,827	154,187
Purchases of property and equipment	(553)	(2,089)	(1,296)
Proceeds from sales of property and equipment	—	—	23
Net cash provided by investing activities	43,884	75,426	70,959
Financing activities
Finance lease purchases	(91)	(58)	(44)
Share-based compensation related tax withholding	(944)	—	—
Purchase of treasury stock	(2,171)	(12,388)	—
Dividends to shareholders	(93,307)	(100,427)	(99,929)
Net cash used in financing activities	(96,513)	(112,873)	(99,973)
Change in cash and cash equivalents	(22,787)	(9,253)	8,965
Cash and cash equivalents at beginning of year	61,469	70,722	61,757
Cash and cash equivalents at end of year	$38,682	$61,469	$70,722
Supplemental disclosure of cash flow information
Income taxes paid	$13,950	$7,791	$18,198

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of 2023, 2022 and 2021.

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

Prospective Accounting Guidance

All other issued but not yet effective accounting and reporting standards as of December 31, 2023 are either not applicable to the Company or are not expected to have a material impact on the Company.

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

December 31, 2023

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

Deferred Policy Acquisition Costs

The direct costs of successfully acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2023, 2022 or 2021.

Reserves for Loss and Loss Adjustment Expenses

Reserves for loss and loss adjustment expenses represent the estimated ultimate cost of all reported and unreported losses incurred through December 31. The Company does not discount loss and loss adjustment expense reserves. In establishing our reserves for loss and loss adjustment expenses, we review the results of analyses using individual case-base valuations and statistical and actuarial methods that utilize historical loss data from our more than 38 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Experience-rated commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. These commission revenues on reinsurance contracts are recognized during the related reinsurance treaty period and are based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and certain other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations. Experience-rated commissions decreased underwriting and certain other operating costs by $1.7 million in 2023, $0.1 million in 2022 and $1.0 million in 2021.

Fee and Other Income

The Company recognizes income related to commissions earned by AGAI as the related services are performed.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and certain other operating costs in the consolidated statements of income. Total advertising expenses incurred were $0.2 million in 2023, 2022, and 2021.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

2.
Investments

There were no short-term investments held at December 31, 2023. Short-term investments held at December 31, 2022 include $9.9 million of corporate bonds, $3.0 million of U.S. Treasury securities and obligations of U.S. government agencies, and $1.2 million of obligations of states and political subdivisions.

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at December 31, 2023 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$416,916	$(38)	$416,878	$4,166	$(12,074)	$408,970
Corporate bonds	52,321	(142)	52,179	—	(2,231)	49,948
U.S. agency-based mortgage-backed securities	3,297	—	3,297	25	(123)	3,199
U.S. Treasury securities and obligations of U.S. government agencies	11,186	—	11,186	26	(273)	10,939
Asset-backed securities	37	(2)	35	1	—	36
Totals	$483,757	$(182)	$483,575	$4,218	$(14,701)	$473,092

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at December 31, 2023 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$138,031	$583	$(6,719)	$131,895	$—
Corporate bonds	168,134	2,105	(3,486)	166,753	—
U.S. agency-based mortgage-backed securities	5,190	—	(445)	4,745	—
U.S. Treasury securities and obligations of U.S. government agencies	14,816	—	(1,145)	13,671	—
Totals	$326,171	$2,688	$(11,795)	$317,064	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at December 31, 2023 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$44,046	$13,101	$—	$57,147
Total equity securities	$44,046	$13,101	$—	$57,147

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

The cost, gross unrealized gains and losses on, and fair value of equity securities at December 31, 2022 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$50,185	$11,873	$—	$62,058
Total equity securities	$50,185	$11,873	$—	$62,058

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$64,129	$63,703	$41,878	$41,652
After one year through five years	136,854	131,396	165,216	159,006
After five years through ten years	114,990	110,814	121,739	112,665
After ten years	164,270	163,944	159,093	151,178
U.S. agency-based mortgage-backed securities	3,297	3,199	3,696	3,576
Asset-backed securities	35	36	66	67
Totals	$483,575	$473,092	$491,688	$468,144

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$25,995	$25,875	$28,290	$27,814
After one year through five years	106,178	102,201	68,876	65,406
After five years through ten years	82,664	80,911	102,296	95,366
After ten years	106,144	103,332	133,147	127,089
U.S. agency-based mortgage-backed securities	5,190	4,745	5,984	5,446
Totals	$326,171	$317,064	$338,593	$321,121

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

At December 31, 2023, there were $24.4 million of held-to-maturity investments on deposit with regulatory agencies of states in which the Company does business.

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2023, 2022 and 2021 is as follows:

	Fixed Maturity Securities Available-for-Sale	Equity Securities	Other	Total
	(in thousands)
Year ended December 31, 2023
Proceeds from sales	$28,292	$12,688	$925	$41,905
Gross realized investment gains	$181	$6,548	$—	$6,729
Gross realized investment losses	(173)	—	—	(173)
Net realized investment gains	8	6,548	—	6,556
Other, including gains on calls and redemptions	—	—	23	23
Net realized gains on investments	$8	$6,548	$23	$6,579
Year ended December 31, 2022
Proceeds from sales	$42,505	$8,487	$—	$50,992
Gross realized investment gains	$365	$3,350	$—	$3,715
Gross realized investment losses	(51)	—	—	(51)
Net realized investment gains	314	3,350	—	3,664
Other, including losses on calls and redemptions	(200)	—	(24)	(224)
Net realized gains (losses) on investments	$114	$3,350	$(24)	$3,440
Year ended December 31, 2021
Proceeds from sales	$28,191	$—	$12,388	$40,579
Gross realized investment gains	$1,751	$—	$3	$1,754
Gross realized investment losses	(21)	—	—	(21)
Net realized investment gains	1,730	—	3	1,733
Other, including losses on calls and redemptions	(6)	—	(32)	(38)
Net realized gains (losses) on investments	$1,724	$—	$(29)	$1,695

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Gross investment income:
Fixed maturity securities	$26,357	$24,399	$24,882
Equity securities	1,456	1,566	1,236
Short-term investments and cash and cash equivalents	4,456	2,260	304
Total gross investment income	32,269	28,225	26,422
Investment expenses	(930)	(1,002)	(987)
Net investment income	$31,339	$27,223	$25,435

The following table summarizes the fair value and gross unrealized losses on fixed maturity securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
December 31, 2023
Available-for-Sale
States and political subdivisions	$14,115	$111	$72,358	$6,608	$86,473	$6,719
Corporate bonds	26,178	96	93,538	3,390	119,716	3,486
U.S. agency-based mortgage-backed securities	—	—	4,745	445	4,745	445
U.S. Treasury securities and obligations of U.S. government agencies	—	—	13,672	1,145	13,672	1,145
Total available-for-sale securities	$40,293	$207	$184,313	$11,588	$224,606	$11,795
December 31, 2022
Available-for-Sale
States and political subdivisions	$87,522	$5,319	$24,980	$4,507	$112,502	$9,826
Corporate bonds	98,590	4,549	30,011	2,108	128,601	6,657
U.S. agency-based mortgage-backed securities	4,732	444	714	94	5,446	538
U.S. Treasury securities and obligations of U.S. government agencies	5,589	313	7,719	1,140	13,308	1,453
Total available-for-sale securities	$196,433	$10,625	$63,424	$7,849	$259,857	$18,474

At December 31, 2023, the Company held 156 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position, of which 134 were in a continuous unrealized loss position for longer than 12 months.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the year ended December 31, 2023.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2022	$40	$196	$—	$—	$3	$239
Provision for credit loss benefit	(2)	(54)	—	—	(1)	(57)
Balance at December 31, 2023	$38	$142	$—	$—	$2	$182

The Company has established an allowance for credit losses on 471 held-to-maturity securities totaling $0.2 million as of December 31, 2023. The majority of those securities were issued by states and political subdivisions and corporate bonds at 451 and 17, respectively.

The Company has no allowance for credit losses on investments classified as available-for-sale as of December 31, 2023 and 2022.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of December 31, 2023.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized cost
	(in thousands)
AAA/AA/A ratings	$413,966	$22,696	$3,297	$11,186	$23	$451,168
Baa/BBB ratings	2,950	29,625	—	—	14	32,589
B ratings	—	—	—	—	—	—
Total	$416,916	$52,321	$3,297	$11,186	$37	$483,757

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

3.
Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for credit losses. The components of premiums receivable are shown below:

	December 31,
	2023	2022
	(in thousands)
Premiums receivable	$137,535	$126,565
Allowance for credit losses	(4,674)	(4,852)
Premiums receivable, net	$132,861	$121,713

The following summarizes the activity in the allowance for credit losses on premiums receivable:

	December 31,
	2023	2022
	(in thousands)
Balance, beginning of year	$4,852	$4,386
Provision for credit loss expense	648	1,011
Write-offs	(826)	(545)
Balance, end of year	$4,674	$4,852

Included in premiums receivable at December 31, 2023, 2022 and 2021 is the Company’s estimate for EBUB premium of $9.9 million, $8.6 million and $7.9 million, respectively.

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

These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2023	2022
	(in thousands)
Agents’ commissions	$12,955	$12,578
Premium taxes	2,672	2,587
Deferred underwriting expenses	2,348	2,236
Total deferred policy acquisition costs	$17,975	$17,401

The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Balance, beginning of year	$17,401	$17,059	$17,810
Policy acquisition costs deferred	41,433	40,194	37,730
Amortization expense during the year	(40,859)	(39,852)	(38,481)
Balance, end of year	$17,975	$17,401	$17,059

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

5.
Property and Equipment

Property and equipment consist of the following:

	December 31,
	2023	2022
	(in thousands)
Land and office building	$8,176	$8,108
Furniture and equipment	5,890	6,639
Software	9,333	9,258
Automobiles	74	74
Finance lease right-of-use assets	461	362
Total original cost	23,934	24,441
Accumulated depreciation and amortization	(17,585)	(17,216)
Property and equipment, net	$6,349	$7,225

Accumulated depreciation and amortization includes $0.3 million and $0.2 million that is related to equipment held under finance leases at December 31, 2023 and 2022, respectively, and is included in the underwriting and certain other operating costs line item on the income statement. The lease liabilities related to these properties are included in accounts payable and other liabilities.

6.
Reinsurance

The Company cedes certain premiums and losses to various reinsurers under excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2023, 2022 and 2021 was as follows:

	2023 Premiums		2022 Premiums		2021 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Gross	$285,355	$283,746	$276,110	$282,225	$278,294	$286,462
Ceded	(16,621)	(16,621)	(10,527)	(10,527)	(10,469)	(10,469)
Net premiums	$268,734	$267,125	$265,583	$271,698	$267,825	$275,993

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2023	2022
	(in thousands)
Unpaid losses recoverable:
Case basis	$80,211	$81,273
Incurred but not reported	39,535	31,282
Paid losses recoverable	7,796	12,440
Experience-rated commissions recoverable	2,781	1,054
Allowance for credit losses	(360)	(372)
Total	$129,963	$125,677

Amounts recoverable from reinsurers consists of ceded case reserves, ceded incurred but not reported (IBNR) reserves, and paid losses recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2023, there were immaterial paid losses recoverable past due.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The Company received reinsurance recoveries of $16.0 million in 2023, $1.4 million in 2022 and $5.8 million in 2021.

The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts. At December 31, 2023, reinsurance recoverables from reinsurers that exceeded 1.5% of statutory surplus of the Company’s insurance subsidiaries are shown below.

Reinsurer		A.M. Best Rating	Amounts Recoverable as of December 31, 2023
			(in thousands)
Hannover Reinsurance Ireland Limited	(1)	A+	$65,045
Arch Reinsurance Company	(1)	A+	19,694
Allianz Risk Transfer AG (Bermuda)		A+	9,084
Minnesota Workers' Compensation Reinsurance Association	(1)	NR	8,950
Munich Reinsurance America, Inc	(1)	A+	5,542
Odyssey America Reinsurance Corporation		A+	4,961
Other reinsurers			17,047
Total amounts recoverable from reinsurers			130,323
Allowance for credit losses			(360)
Total amounts recoverable from reinsurers net of allowance for credit losses			129,963
Funds withheld and letters of credit related to the above recoverables			(81,520)
Total unsecured amounts recoverable from reinsurers			$48,443

(1)
Current participant in our 2024 reinsurance program.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the years ended December 31, 2023 and 2022.

	Year Ended
	December 31,
	2023	2022
	(in thousands)
Balance, beginning of period	$372	$440
Provision for credit loss expense (benefit)	(12)	(68)
Balance, end of period	$360	$372

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

7.
Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$15,035	$16,164
Unearned premiums	6,072	6,173
Accrued expenses and other	2,103	2,403
State income tax	2,495	2,468
Accrued policyholder dividends	1,723	1,841
Accrued insurance-related assessments	1,870	1,990
Net unrealized loss on securities	—	1,182
Total deferred tax assets	29,298	32,221

Deferred income tax liabilities:
Deferred policy acquisition costs	(4,578)	(4,391)
Net unrealized gain on securities available-for-sale	(839)	—
Property and equipment and other	(365)	(473)
Salvage and subrogation	(284)	(320)
Loss reserves adjustment	(2,829)	(4,243)
Total deferred income tax liabilities	(8,895)	(9,427)
Net deferred income taxes	$20,403	$22,794

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current:
Federal	$13,621	$12,753	$11,368
State	1,020	427	1,055
	14,641	13,180	12,423
Deferred:
Federal	655	(802)	2,943
State	(27)	(334)	(1,673)
	628	(1,136)	1,270
Total	$15,269	$12,044	$13,693

As of December 31, 2023, 2022 and 2021, the Company had no valuation allowance against its deferred income tax assets and liabilities.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Income tax computed at federal statutory tax rate	$16,249	$14,206	$16,684
Tax-exempt interest, net	(1,997)	(2,268)	(2,511)
State income tax	779	3	911
Dividends received deduction	(125)	(134)	(107)
Valuation allowance	46	(17)	(1,803)
Prior year adjustments	13	14	344
Other	304	240	175
	$15,269	$12,044	$13,693

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2023, 2022 and 2021.

The Inflation Reduction Act was enacted on August 16, 2022, and included a new Corporate Alternative Minimum Tax (CAMT). The Company has determined they do not expect to be liable for CAMT in 2023.

Tax years 2019 through 2023 are subject to examination by the federal and state taxing authorities.

8.
Line of Credit

The Company has an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank. The agreement was renewed in December 2023. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or the one-month term SOFR rate. The line of credit is unsecured. No borrowings or letters of credit were outstanding under the line of credit arrangement at December 31, 2023 or 2022.

9.
Loss and Loss Adjustment Expenses

The following development tables provide the incurred and paid losses and allocated loss adjustment expenses, net of reinsurance, for workers’ compensation and general liability for accident years 2014 through 2023. The incurred but not reported (IBNR) losses and claims frequency is included for each accident year presented.

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of
	For the Years Ended December 31,										December 31, 2023
	(Dollars in thousands)										Total IBNR
											Plus
											Expected	Cumulative
											Development	Number of
Accident	Unaudited (1)										on Reported	Claims
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Claims	Reported
2014	$268,846	$268,846	$249,097	$235,058	$226,933	$218,386	$212,417	$210,811	$210,096	$209,210	$4,097	5,841
2015	—	262,573	262,573	252,514	235,471	220,965	211,758	207,929	207,086	205,556	4,374	5,517
2016	—	—	250,491	250,491	241,406	218,005	209,214	202,820	201,604	198,566	4,691	5,394
2017	—	—	—	244,094	244,098	234,587	220,096	211,964	208,360	206,293	5,324	5,214
2018	—	—	—	—	250,487	250,487	235,641	217,369	208,517	205,001	4,347	5,477
2019	—	—	—	—	—	241,344	241,344	227,246	214,123	206,109	5,672	5,223
2020	—	—	—	—	—	—	220,710	220,710	214,500	207,047	13,909	4,391
2021	—	—	—	—	—	—	—	222,715	222,715	215,232	2,894	4,304
2022	—	—	—	—	—	—	—	—	192,907	192,907	(12,814)	4,065
2023	—	—	—	—	—	—	—	—	—	189,659	12,433	3,715
									Total	$2,035,580	$44,927

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Dollars in thousands)

Accident	Unaudited (1)										Claim
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Frequency (2)
2014	$53,060	$119,820	$153,320	$169,736	$180,683	$186,129	$191,394	$192,169	$193,192	$195,409	14.99
2015	—	54,141	121,599	151,818	170,461	182,053	185,657	188,145	189,339	190,588	14.25
2016	—	—	52,238	115,713	143,016	156,860	166,887	172,133	174,134	178,572	14.23
2017	—	—	—	56,951	122,552	151,427	166,448	175,733	183,696	185,690	14.69
2018	—	—	—	—	62,061	126,057	152,328	172,423	181,081	184,797	15.23
2019	—	—	—	—	—	58,884	120,512	154,391	168,448	176,488	15.28
2020	—	—	—	—	—	—	50,113	109,882	137,411	153,974	13.95
2021	—	—	—	—	—	—	—	52,292	130,288	159,864	15.02
2022	—	—	—	—	—	—	—	—	50,954	110,494	14.40
2023	—	—	—	—	—	—	—	—	—	47,207	13.09
									Total	1,583,083
All outstanding liabilities before 2014, net of reinsurance										101,752
Liabilities for loss and loss adjustment expenses, net of reinsurance										554,248

(1) Data presented for these calendar years is required supplementary information, which is unaudited.
(2) Frequency, as calculated above, refers to reported claims divided by gross premium earned.

The average annual percentage payout of incurred losses by age, net of reinsurance, for workers’ compensation and general liability as of December 31, 2023 is summarized below. Since workers’ compensation has long payout periods, the table below shows less than 100% in the years disclosed. This is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
26.4%	31.7%	14.3%	8.0%	4.8%	2.5%	1.4%	1.1%	0.5%	1.1%

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Balance, beginning of period	$696,037	$745,278	$760,561
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	112,555	119,266	105,707
Net balance, beginning of period	583,482	626,012	654,854
Add incurred related to:
Current accident year	189,659	192,907	222,715
Prior accident years	(41,396)	(40,591)	(61,917)
Total incurred	148,263	152,316	160,798
Less paid related to:
Current accident year	47,207	50,954	52,292
Prior accident years	130,290	143,892	137,348
Total paid	177,497	194,846	189,640
Net balance, end of period	554,248	583,482	626,012
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	119,746	112,555	119,266
Balance, end of period	$673,994	$696,037	$745,278

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

December 31, 2023

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

The foregoing reconciliation reflects favorable development of the net reserves at December 31, 2023, 2022 and 2021. The favorable development reduced loss and loss adjustment expenses incurred by $41.4 million in 2023, driven primarily by accident years 2018 through 2021. In 2022 and 2021, the Company recorded favorable development of $40.6 million and $61.9 million, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

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

The following table details our exposures to various asbestos related claims:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Reserves for loss and LAE at beginning of year	$248	$260	$318
Incurred losses and LAE during the current year	15	(2)	(44)
Loss and LAE payments	47	(10)	(14)
Reserves for loss and LAE at end of year	$310	$248	$260

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

The anticipated effect of inflation is implicitly considered when estimating liabilities for loss and loss adjustment expenses. In establishing our reserves for loss and loss adjustment expenses, we review the results of analyses using individual case-base valuations and statistical and actuarial methods that utilize historical loss data from our more than 38 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides some of the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates. These anticipated trends are monitored based on actual development and are modified if necessary.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

10.
Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholders’ capital and surplus at December 31, 2023, 2022 and 2021 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2023, were as follows:

	2023	2022	2021
	(in thousands)
Capital and surplus	$254,856	$252,486	$277,789
Net income	56,637	59,810	53,094
Net realized gains on investments	5,470	3,692	1,695

Property and casualty insurance companies are subject to certain risk-based capital requirements (RBC) specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2023, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirements.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the greater of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Nebraska Director of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. AIIC paid $56.0 million in dividends to the Company in 2023, $77.7 million in 2022 and $148.4 million in 2021. Based upon the dividend limitation described above, AIIC could pay to the Company dividends of up to $52.6 million in 2024 without seeking regulatory approval.

11.
Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. At December 31, 2023, there were 20,704,448 shares of common stock issued and 19,135,008 shares outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 2023, there were no shares of preferred stock outstanding.

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

In 2023, 32,928 shares of common stock were granted under the 2012 Incentive Plan, which will vest through 2027. In 2022, 40,959 shares of common stock and 1,062 shares of restricted stock were granted under the 2012 Incentive Plan which will vest through 2027.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The following table summarizes information about the common and restricted stock activity under the 2012 Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2021	15,314	60.23
Granted	27,388	64.36
Vested	(29,881)	63.03
Forfeited	—	—
Nonvested balance at December 31, 2021	12,821	62.52
Granted	42,021	48.08
Vested	(44,311)	49.21
Forfeited	—	—
Nonvested balance at December 31, 2022	10,531	60.92
Granted	18,561	52.35
Vested	(21,887)	53.65
Forfeited	(5,900)	50.97
Nonvested balance at December 31, 2023	1,305	55.18

The Company recognized a forfeiture benefit of $43,000 in 2023 and compensation expense of $232,000 and $234,000 in 2022 and 2021, respectively, related to share-based grants. The Company recognized a forfeiture benefit of $223,000 and compensation expense of $1,608,000 and $1,741,000 in 2022 and 2021, respectively, related to long-term incentive awards under the 2012 Incentive Plan. The long-term incentive award is a liability award.

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

In 2023, 33,369 restricted stock units were granted under the 2022 Incentive Plan, which will vest through 2027. At December 31, 2023, there were 442,694 shares of common stock available for future awards under the 2022 Incentive Plan.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The following table summarizes information about the restricted stock activity under the 2022 Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2021	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance at December 31, 2021	—	—
Granted	2,098	47.65
Vested	—	—
Forfeited	—	—
Nonvested balance at December 31, 2022	2,098	47.65
Granted	—	—
Vested	(419)	47.65
Forfeited	—	—
Nonvested balance at December 31, 2023	1,679	47.65

The following table summarizes information about the restricted stock unit activity under the 2022 Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2021	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance at December 31, 2021	—	—
Granted	22,826	48.19
Vested	—	—
Forfeited	—	—
Nonvested balance at December 31, 2022	22,826	48.19
Granted	33,369	52.61
Vested	(7,989)	48.19
Forfeited	(987)	51.26
Nonvested balance at December 31, 2023	47,219	51.19

The Company recognized compensation expense of $559,000 and $137,000 in 2023 and 2022, respectively, related to share-based grants under the 2022 Incentive Plan. The Company recognized compensation expense of $780,000 in 2023 related to long-term incentive awards under the 2022 Incentive Plan. The long-term incentive award is a liability award.

Non-Employee Director Restricted Stock Plan

The AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan) is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the Restricted Stock Plan is 150,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2023, there were 21,622 shares of common stock available for future awards under the Restricted Stock Plan.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

As of December 31, 2023, there were 9,856 shares of restricted stock outstanding under the Non-Employee Director Restricted Stock Plan, all of which will vest on the date of the annual meeting of shareholders in 2024.

The following table summarizes information about the restricted stock activity under the Non-Employee Director Restricted Stock Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2021	5,068	69.03
Granted	5,607	62.40
Vested	(5,068)	69.03
Forfeited	—	—
Nonvested balance at December 31, 2021	5,607	62.40
Granted	12,149	50.41
Vested	(5,868)	61.75
Forfeited	—	—
Nonvested balance at December 31, 2022	11,888	50.47
Granted	9,856	53.26
Vested	(10,402)	50.47
Forfeited	(1,486)	55.08
Nonvested balance at December 31, 2023	9,856	53.26

The Company recognized compensation expense of $484,000, $502,000, and $344,000 in 2023, 2022, and 2021, respectively, related to the Non-Employee Director Restricted Stock Plan.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The calculation of basic and diluted EPS for the years ended December 31, 2023, 2022 and 2021 are presented below.

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands, except earnings per share amounts)
Basic EPS:
Net income – basic	$62,108	$55,602	$65,756
Basic weighted average common shares	19,149	19,233	19,332
Basic earnings per share	$3.24	$2.89	$3.40
Diluted EPS:
Net income – diluted	$62,108	$55,602	$65,756
Diluted weighted average common shares:
Weighted average common shares	19,149	19,233	19,332
Restricted stock and RSUs	77	89	77
Diluted weighted average common shares	19,226	19,322	19,409
Diluted earnings per common share	$3.23	$2.88	$3.39

The table below sets forth the reconciliation of the weighted average shares used for the basic and diluted EPS calculation.

	Years Ended
	2023	2022	2021
Basic weighted average common shares	19,149,080	19,233,241	19,332,391
Add: Other common shares eligible for common dividends:
Restricted stock and RSUs	76,941	88,476	76,228
Diluted weighted average common shares	19,226,021	19,321,717	19,408,619

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

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Balance, beginning of period	$(13,828)	$13,537	$21,019
Other comprehensive income (loss) before reclassification	6,202	(24,966)	(5,289)
Amounts reclassified from accumulated other comprehensive income (loss)	432	(2,399)	(2,193)
Net current period other comprehensive income (loss)	6,634	(27,365)	(7,482)
Balance, end of period	$(7,194)	$(13,828)	$13,537

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income (loss) to current period net income. The effects of reclassifications out of accumulated other comprehensive income (loss) by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income (Loss)	Year Ended December 31,			Affected line item in the statement of income
	2023	2022	2021
	(in thousands)
Unrealized gains (losses) on available-for- sale securities	$(547)	$3,037	$2,776	Net realized gains on investments
	(547)	3,037	2,776	Income before income taxes
	115	(638)	(583)	Income tax expense
	$(432)	$2,399	$2,193	Net income

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

	Pre-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	(in thousands)
December 31, 2023
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$7,850	$1,648	$6,202
Reclassification adjustment for gains realized in net income	547	115	432
Net unrealized gain	8,397	1,763	6,634
Other comprehensive income	$8,397	$1,763	$6,634
December 31, 2022
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(31,602)	$(6,636)	$(24,966)
Reclassification adjustment for losses realized in net income	(3,037)	(638)	(2,399)
Net unrealized loss	(34,639)	(7,274)	(27,365)
Other comprehensive loss	$(34,639)	$(7,274)	$(27,365)
December 31, 2021
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(6,695)	$(1,406)	$(5,289)
Reclassification adjustment for losses realized in net income	(2,776)	(583)	(2,193)
Net unrealized loss	(9,471)	(1,989)	(7,482)
Other comprehensive loss	$(9,471)	$(1,989)	$(7,482)

15.
Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches 50% of employee contributions up to 6% of compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Company contributions to this plan were $0.7 million in each of 2023, 2022 and 2021.

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

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

to the claimants. The following table summarizes the fair value of the annuities at December 31, 2023, that the Company has purchased to satisfy its obligations.

Life Insurance Company	A.M. Best Rating	Statement Value of Annuities Exceeding 1% of Statutory Surplus
		(in thousands)
Pacific Life Insurance Company	A+	$20,961
Metropolitan Tower Life Insurance Company	A+	15,173
American General Life Insurance Company	A	14,171
United of Omaha Life Insurance Company	A+	10,316
Brighthouse Financial Life Insurance Company	A	9,039
New York Life Insurance Company	A++	8,271
Berkshire Hathaway Life Insurance Company of Nebraska	A++	7,226
John Hancock Life Insurance Company	A+	5,569
Athene Annuity and Life Company	A	3,644
Protective Life Insurance Company	A+	3,514
Wilton Reassurance Company	A+	2,971
Other		6,041
		$106,896

Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best Company rating of “A” (Excellent) or better.

The Company has operating and finance leases for office space and equipment. Our leases have remaining lease terms of one month to 47 months, some of which include options to extend the leases for up to five years.

The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Operating lease cost	$108	$103
Finance lease cost:
Amortization of right-of-use assets	320	193
Interest on lease liabilities	8	9
Total finance lease cost	$328	$202

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(77)	$(87)
Operating cash flows from finance leases	8	9
Financing cash flows from finance leases	91	58

Right-of-use assets obtained in the exchange for the lease obligations were as follows:

	December 31,
	2023	2022
	(in thousands)
Operating leases	$26	$45
Finance leases	99	122

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Supplemental balance sheet information related to leases was as follows:

	December 31, 2023	December 31, 2022	Balance Sheet Classification
	(in thousands)
Operating leases:
Operating lease right-of-use assets	$29	$106	Other assets

Operating lease liabilities	$29	$106	Accounts payable and other liabilities

Finance leases:
Finance lease right-of-use assets	$462	$362
Finance lease accumulated amortization right-of-use assets	(320)	(193)
Property and equipment, net	$142	$169	Property and equipment, net

Finance lease liabilities	$238	$230	Accounts payable and other liabilities

	December 31,
	2023		2022
Weighted average remaining lease term:
Operating leases	0.7	years	1.2	years
Finance leases	2.9	years	3.0	years
Weighted average discount rate:
Operating leases	6.66%		1.59%
Finance leases	5.52%		3.33%

The following is a maturity analysis of the annual undiscounted cash flows of the operating and finance lease liabilities as of December 31, 2023:

	Operating Leases	Finance Leases
	(in thousands)
2024	$29	$97
2025	1	93
2026	—	49
2027	—	22
2028	—	—
Total lease payments	30	261
Less imputed interest	1	23
Total	$29	$238

Rental expense was $0.1 million in 2023, $0.1 million in 2022 and $0.2 million in 2021.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

17.
Concentration of Operations

The Company derives its premium revenues from its operations in the workers’ compensation insurance line of business.

Net premiums earned during 2023, 2022 and 2021 for the top ten states in 2023 and all others are shown below:

	2023		2022		2021
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Florida	$33,838	12.7%	$31,955	11.8%	$31,514	11.4%
Georgia	30,504	11.4%	30,831	11.3%	34,772	12.6%
Louisiana	21,150	7.9%	21,804	8.0%	20,476	7.4%
Pennsylvania	19,963	7.5%	21,017	7.7%	19,574	7.1%
North Carolina	16,432	6.2%	17,883	6.6%	15,964	5.8%
Illinois	13,072	4.9%	12,209	4.5%	13,680	5.0%
Wisconsin	11,724	4.4%	12,007	4.4%	13,108	4.7%
Virginia	10,400	3.8%	11,537	4.3%	12,579	4.6%
South Carolina	9,050	3.4%	9,808	3.6%	9,186	3.3%
Minnesota	8,845	3.3%	9,827	3.6%	10,612	3.8%
All others	92,147	34.5%	92,820	34.2%	94,528	34.3%
Total net premiums earned	$267,125	100.0%	$271,698	100.0%	$275,993	100.0%

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

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$483,575	$473,092	$491,688	$468,144
Fixed maturity securities—available-for-sale	317,064	317,064	321,121	321,121
Equity securities	57,147	57,147	62,058	62,058
Short-term investments	—	—	14,120	14,120
Cash and cash equivalents	38,682	38,682	61,469	61,469

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2023.

Assets measured at fair value on a recurring basis as of December 31, 2023 and 2022 are as follows:

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$131,895	$—	$131,895
Corporate bonds	—	166,753	—	166,753
U.S. agency-based mortgage-backed securities	—	4,745	—	4,745
U.S. Treasury securities	13,671	—	—	13,671
Total securities available-for-sale—fixed maturity	13,671	303,393	—	317,064
Equity securities:
Domestic common stock	57,147	—	—	57,147
Total	$70,818	$303,393	$—	$374,211

	December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$156,656	$—	$156,656
Corporate bonds	—	144,788	—	144,788
U.S. agency-based mortgage-backed securities	—	5,446	—	5,446
U.S. Treasury securities	14,231	—	—	14,231
Total securities available-for-sale—fixed maturity	14,231	306,890	—	321,121
Equity securities:
Domestic common stock	62,058	—	—	62,058
Total	$76,289	$306,890	$—	$383,179

Assets measured at amortized cost net of allowance for credit losses as of December 31, 2023 and 2022 are as follows:

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$408,970	$—	$408,970
Corporate bonds	—	49,948	—	49,948
U.S. agency-based mortgage-backed securities	—	3,199	—	3,199
U.S. Treasury securities	10,939	—	—	10,939
Asset-backed securities	—	36	—	36
Total held-to-maturity	$10,939	$462,153	$—	$473,092

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

	December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$395,944	$—	$395,944
Corporate bonds	—	55,851	—	55,851
U.S. agency-based mortgage-backed securities	—	3,576	—	3,576
U.S. Treasury securities	12,706	—	—	12,706
Obligations of U.S. government agencies	—	—	—	—
Asset-backed securities	—	67	—	67
Total held-to-maturity	$12,706	$455,438	$—	$468,144

At December 31, 2023 and 2022, the Company did not hold any securities measured at fair value on a nonrecurring basis due to expected credit losses.

19.
Capital Management

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. There were 46,741 shares repurchased under this program in 2023 for $2.2 million, or an average price of $46.45, including commissions and excise tax. There were 264,449 shares repurchased under this program in 2022 for $12.4 million, or an average price of $46.84, including commissions. There were no shares repurchased under this program in 2021. Since the beginning of this plan, the Company has repurchased a total of 1,569,440 shares for $36.9 million, or an average price of $23.53, including commissions and excise tax.

In 2013, the Company’s Board of Directors initiated a regular quarterly dividend. During 2023, the Company’s Board of Directors declared a quarterly dividend of $0.34 per share compared to $0.31 per share in 2022, and $0.29 per share in 2021. The Company declared extraordinary dividends totaling $3.50 in 2023 and $4.00 in both 2022 and 2021.

20. Subsequent Events

On February 19, 2024 the Company declared a regular quarterly cash dividend of $0.37 per share payable on March 22, 2024 to shareholders of record as of March 8, 2024. The Board considers the payment of a regular cash dividend each calendar quarter.

Schedule II. Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2023	2022
	(in thousands)
Assets:
Investments:
Fixed maturity securities—available-for-sale, at fair value (amortized cost $24,309 and $19,824 in 2023 and 2022, respectively)	$24,283	$19,470
Equity securities, at fair value (cost $7,108 and $10,007 in 2023 and 2022, respectively)	9,857	13,602
Short-term investments	—	10,145
Investment in subsidiaries	249,159	239,664
Total investments	283,299	282,881
Cash and cash equivalents	6,635	31,911
Deferred income taxes	880	982
Notes receivable from subsidiaries	1,925	1,855
Property and equipment, net	1,933	2,736
Federal income tax recoverable	784	543
Other assets	1,099	1,752
Total assets	$296,555	$322,660
Liabilities and shareholders’ equity
Liabilities:
Accounts payable and other liabilities	4,104	5,228
Total liabilities	4,104	5,228
Shareholders' equity (net of Treasury stock of $36,929 and $34,758 at December 31, 2023 and 2022, respectively)	292,451	317,432
Total liabilities and shareholders' equity	$296,555	$322,660

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenues
Net investment income	$4,861	$2,395	$896
Net unrealized gains (losses) on equity securities	(845)	(490)	2,590
Fee and other income	8,933	9,533	8,541
Total revenues	12,949	11,438	12,027
Expenses
Other operating costs	8,932	9,533	8,541
Total expenses	8,932	9,533	8,541
Income before income taxes and equity in earnings of subsidiaries	4,017	1,905	3,486
Income tax expense (benefit)	1,055	714	(1,188)
Gain before equity in earnings of subsidiaries	2,962	1,191	4,674
Equity in net income of subsidiaries	59,146	54,411	61,083
Net income	$62,108	$55,602	$65,757

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Operating activities
Net cash provided by operating activities	$5,591	$6,121	$6,622
Investing activities
Purchases of investments	(24,885)	(31,909)	(87,289)
Proceeds from sales of investments	35,013	75,950	28,780
Purchases of property and equipment	(482)	(1,903)	(1,277)
Dividends from subsidiary	56,000	77,700	148,400
Net cash provided by investing activities	65,646	119,838	88,614
Financing activities
Finance lease purchases	(91)	(58)	(44)
Share-based compensation related tax withholding	(944)	—	—
Purchase of treasury stock	(2,171)	(12,388)	—
Dividends to shareholders	(93,307)	(100,427)	(99,929)
Net cash used in financing activities	(96,513)	(112,873)	(99,973)
Change in cash and cash equivalents	(25,276)	13,086	(4,737)
Cash and cash equivalents at beginning of year	31,911	18,825	23,562
Cash and cash equivalents at end of year	$6,635	$31,911	$18,825

Schedule VI. Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Costs	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Net Premiums Earned	Net Investment Income	Loss and LAE Related to Current Period	Loss and LAE Related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
	(in thousands)
2023	$17,975	$673,994	$116,585	$267,125	$31,339	$189,659	$(41,396)	$(40,859)	$177,497	$268,734
2022	17,401	696,037	114,976	271,698	27,223	192,907	(40,591)	(39,852)	194,846	265,583
2021	17,059	745,278	121,092	275,993	25,435	222,715	(61,917)	(38,481)	189,640	267,825

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

AMERISAFE, Inc. and subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited AMERISAFE, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, AMERISAFE, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

Definition and Inherent Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

New Orleans, LA

February 23, 2024

Item 9B. Other Information.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2024 Annual Meeting of Shareholders. We plan to file our Proxy Statement within 120 days after December 31, 2023, the end of our fiscal year.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2024 Annual Meeting of Shareholders.

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

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees, and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2024 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2024 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2024 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2024 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2024 Annual Meeting of Shareholders.

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

10.1*

Amended and Restated Employment Agreement, dated March 4, 2015 by and between the Company and G. Janelle Frost (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 5, 2015)

10.2*

Employment Agreement, dated January 15, 2013 by and between the Company and Vincent J. Gagliano (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed March 6, 2013)

10.3*

Employment Agreement effective as of March 1, 2016 by and between the Company and Kathryn H. Shirley (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed April 29, 2016)

10.4*

Employment Agreement effective as of September 1, 2022 by and between the Company and Anastasios Omiridis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2022)

10.5*

Employment Agreement effective as of July 24, 2023 by and between the Company and Raymond F. Wise (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 28, 2023)

10.6*	Consulting Agreement, dated October 11, 2023, between Andrew McCray and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K on October 16, 2023).

10.7*	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 27, 2017)

10.8*	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed February 27, 2015)

10.9*	AMERISAFE, Inc. 2018 Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 27, 2018)

10.10*	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed February 28, 2014)

10.11*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 6, 2010)

10.12*	Form of Annual Incentive Compensation Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed February 26, 2016)

10.13*	Form of 2012 Plan Share Withholding Letter (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed October 28,2022)

10.14*	AMERISAFE, Inc. 2022 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 29, 2022)

10.15*

Form of 2022 Equity and Incentive Compensation Plan Restricted Share Units Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2022)

10.16*	Form of 2022 Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed February 21, 2023)

10.17

Second Casualty Excess of Loss Reinsurance Agreement, effective as of January 1, 2012 issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed March 9, 2012)

10.18

Casualty Excess of Loss Reinsurance Contract, effective as of January 1, 2014, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed February 27, 2015)

10.19

Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2017, issued to the Company by the reinsurers named therein (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed February 24, 2017)

10.20

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2019, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.20 to the Company’s annual Report on Form 10-K filed February 28, 2019)

10.21

Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2020, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed February 25, 2020)

10.22

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2020, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed February 25, 2020)

10.23

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2021, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed February 26, 2021)

10.24†

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2022, issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed February 25, 2022)

10.25†

Form of Casualty Excess of Loss Reinsurance Contract effective as of January 1, 2023 issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed February 21, 2023)

10.26†

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2023 issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed February 21, 2023)

10.27†

Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2023 issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed February 21, 2023)

10.28†

Structured Excess of Loss Reinsurance Contract effective as of January 1, 2023 issued to the Company by the reinsurers named herein (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed February 21, 2023)

10.29†	Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2024

10.30†	Casualty Per Occurrence Excess of Loss Reinsurance Contract effective as of January 1, 2024

10.31†	Private Casualty Catastrophe Excess of Loss Reinsurance Contract effective as of January 1, 2024

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed February 26, 2016)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Anastasios Omiridis filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Anastasios Omiridis filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	AMERISAFE, Inc. Clawback Policy

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2024.

AMERISAFE, INC.

By:	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2024.

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
Sean Traynor

Kathryn H. Shirley, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 23rd day of February 2024, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ Kathryn H. Shirley
Kathryn H. Shirley, Attorney-in-Fact