Form 10-Q
period 2024-03-31
AMERISAFE INC
filed 2024-04-26
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of April 19, 2024, there were 19,135,008 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements in this report, and under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $165 and $182 in 2024 and 2023, respectively, (fair value $461,681 and $473,092 in 2024 and 2023, respectively)	$475,322	$483,575
Fixed maturity securities—available-for-sale, at fair value (amortized cost $301,691, allowance for credit losses of $0 in 2024 and amortized cost $326,171, allowance for credit losses of $0 in 2023)	290,673	317,064
Equity securities, at fair value (cost $44,045 and $44,046 in 2024 and 2023, respectively)	61,923	57,147
Short-term investments	38,641	—
Total investments	866,559	857,786
Cash and cash equivalents	33,375	38,682
Amounts recoverable from reinsurers (net of allowance for credit losses of $309 and $360 in 2024 and 2023, respectively)	127,503	129,963
Premiums receivable (net of allowance for credit losses of $4,535 and $4,674 in 2024 and 2023, respectively)	143,987	132,861
Deferred income taxes	21,183	20,403
Accrued interest receivable	8,250	8,274
Property and equipment, net	6,767	6,349
Deferred policy acquisition costs	18,994	17,975
Federal income tax recoverable	—	1,781
Other assets	16,525	15,088
Total assets	$1,243,143	$1,229,162
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$668,059	$673,994
Unearned premiums	124,288	116,585
Amounts held for others	55,387	53,694
Policyholder deposits	34,311	34,522
Insurance-related assessments	15,624	16,896
Federal income tax payable	2,360	—
Accounts payable and other liabilities	39,875	41,020
Payable for investments purchased	2,145	—
Total liabilities	942,049	936,711
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2024 and 2023; 20,704,448 shares issued in 2024 and 2023; and 19,135,008 shares outstanding in 2024 and 2023	207	207
Additional paid-in capital	222,443	222,078
Treasury stock, at cost (1,569,440 shares in 2024 and 2023)	(36,929)	(36,929)
Accumulated earnings	124,113	114,289
Accumulated other comprehensive loss, net	(8,740)	(7,194)
Total shareholders’ equity	301,094	292,451
Total liabilities and shareholders’ equity	$1,243,143	$1,229,162

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues
Gross premiums written	$80,074	$82,487
Ceded premiums written	(3,926)	(4,179)
Net premiums written	$76,148	$78,308
Net premiums earned	$68,446	$69,181
Net investment income	7,366	7,433
Net realized gains (losses) on investments	(222)	258
Net unrealized gains on equity securities	4,776	1,369
Fee and other income	123	197
Total revenues	80,489	78,438
Expenses
Loss and loss adjustment expenses incurred	39,991	39,009
Underwriting and certain other operating costs	5,311	5,156
Commissions	5,882	5,803
Salaries and benefits	7,505	6,023
Policyholder dividends	1,072	931
Provision for investment related credit loss benefit	(17)	(19)
Total expenses	59,744	56,903
Income before income taxes	20,745	21,535
Income tax expense	3,820	4,196
Net income	$16,925	$17,339
Earnings per share
Basic	$0.89	$0.91
Diluted	$0.88	$0.90
Shares used in computing earnings per share
Basic	19,122,168	19,131,356
Diluted	19,211,282	19,235,411
Cash dividends declared per common share	$0.37	$0.34

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income	$16,925	$17,339
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	(1,546)	4,344
Comprehensive income	$15,379	$21,683

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2024 and 2023

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2023	20,704,448	$207	$222,078	(1,569,440)	$(36,929)	$114,289	$(7,194)	$292,451
Comprehensive income:
Net income	—	—	—	—	—	16,925	—	16,925
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(1,546)	(1,546)
Comprehensive income:								15,379
Share-based compensation	—	—	365	—	—	—	—	365
Dividends to shareholders	—	—	—	—	—	(7,101)	—	(7,101)
Balance at March 31, 2024	20,704,448	$207	$222,443	(1,569,440)	$(36,929)	$124,113	$(8,740)	$301,094

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2022	20,678,572	$207	$220,299	(1,522,699)	$(34,758)	$145,512	$(13,828)	$317,432
Comprehensive income:
Net income	—	—	—	—	—	17,339	—	17,339
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	4,344	4,344
Comprehensive income:								21,683
Common stock issued	(1,486)	—	—	—	—	—	—	—
Share-based compensation	—	—	257	—	—	—	—	257
Dividends to shareholders	—	—	—	—	—	(6,517)	—	(6,517)
Balance at March 31, 2023	20,677,086	$207	$220,556	(1,522,699)	$(34,758)	$156,334	$(9,484)	$332,855

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$16,925	$17,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	328	350
Net amortization of investments	519	1,091
Change in investment related allowance for credit losses	(17)	(19)
Deferred income taxes	(369)	(19)
Net realized (gains) losses on investments	222	(258)
Net unrealized gains on equity securities	(4,776)	(1,369)
Share-based compensation	688	216
Changes in operating assets and liabilities:
Premiums receivable, net	(13,314)	(15,338)
Accrued interest receivable	24	(210)
Deferred policy acquisition costs	(1,019)	(1,228)
Other assets	(724)	320
Reserves for loss and loss adjustment expenses	(5,935)	(9,385)
Unearned premiums	7,703	9,127
Reinsurance balances	2,496	7,249
Amounts held for others and policyholder deposits	1,482	759
Federal income taxes payable/recoverable	4,141	3,987
Accounts payable and other liabilities	(868)	854
Net cash provided by operating activities	7,506	13,466
Investing activities
Purchases of investments held-to-maturity	(3,320)	(2,638)
Purchases of investments available-for-sale	—	(27,243)
Purchases of short-term investments	(38,559)	(21,358)
Proceeds from maturities of investments held-to-maturity	12,692	10,932
Proceeds from sales and maturities of investments available-for-sale	24,216	8,705
Proceeds from sales of equity securities	—	262
Proceeds from sales and maturities of short-term investments	—	4,175
Purchases of property and equipment	(746)	(32)
Net cash used in investing activities	(5,717)	(27,197)
Financing activities
Finance lease purchases	(21)	(23)
Dividends to shareholders	(7,075)	(6,505)
Net cash used in financing activities	(7,096)	(6,528)
Change in cash and cash equivalents	(5,307)	(20,259)
Cash and cash equivalents at beginning of period	38,682	61,469
Cash and cash equivalents at end of period	$33,375	$41,210

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the three months ended March 31, 2024 and 2023.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934 and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (GAAP). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses and related disclosures. Some of the estimates result from judgments that can be subjective and complex and, consequently, actual results in future periods might differ from these estimates.

Adopted Accounting Guidance

The Company has not adopted any new accounting guidance in 2024.

Prospective Accounting Guidance

All issued but not yet effective accounting and reporting standards as of March 31, 2024 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Restricted Stock, Restricted Stock Units, and Stock Options

As of March 31, 2024, the Company has three equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan), the AMERISAFE 2012 Equity and Incentive Compensation Plan (the 2012 Incentive Plan) and the 2022 Equity and Incentive Compensation Plan (the 2022 Incentive Plan). In connection with the approval of the 2022 Incentive Plan by the Company’s shareholders at the annual meeting of shareholders in June 2022, no further grants will be made under the 2012 Incentive Plan. All grants made under the 2012 Incentive Plan will continue in effect, subject to the terms and conditions of the 2012 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding the Company’s incentive plans.

During the three months ended March 31, 2024, the Company awarded 10,384 restricted stock units to officers. The market value of these shares totaled $0.5 million. During the three months ended March 31, 2023, the Company awarded 9,064 restricted stock units to officers. The market value of these shares totaled $0.5 million.

The Company had no stock options outstanding as of March 31, 2024.

The Company recognized share-based compensation expense of $0.7 million in the quarter ended March 31, 2024 and $0.2 million in the same period in 2023.

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

	Three Months Ended
	March 31,
	2024	2023
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$16,925	$17,339
Basic weighted average common shares	19,122,168	19,131,356
Basic earnings per common share	$0.89	$0.91
Diluted EPS:
Net income	$16,925	$17,339
Diluted weighted average common shares:
Weighted average common shares	19,122,168	19,131,356
Restricted stock and RSUs	89,114	104,055
Diluted weighted average common shares	19,211,282	19,235,411
Diluted earnings per common share	$0.88	$0.90

Note 4. Investments

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at March 31, 2024 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$412,900	$(37)	$412,863	$2,804	$(13,871)	$401,796
Corporate bonds	48,164	(126)	48,038	—	(2,078)	45,960
U.S. agency-based mortgage-backed securities	3,183	—	3,183	19	(150)	3,052
U.S. Treasury securities and obligations of U.S. government agencies	11,209	—	11,209	14	(379)	10,844
Asset-backed securities	31	(2)	29	—	—	29
Totals	$475,487	$(165)	$475,322	$2,837	$(16,478)	$461,681

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at March 31, 2024 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$122,545	$260	$(7,013)	$115,792	$—
Corporate bonds	159,284	1,509	(4,042)	156,751	—
U.S. agency-based mortgage-backed securities	5,032	—	(502)	4,530	—
U.S. Treasury securities and obligations of U.S. government agencies	14,830	—	(1,230)	13,600	—
Totals	$301,691	$1,769	$(12,787)	$290,673	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at March 31, 2024 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$44,045	$17,878	$—	$61,923
Total equity securities	$44,045	$17,878	$—	$61,923

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

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$64,898	$64,232	$64,129	$63,703
After one year through five years	126,220	120,555	136,854	131,396
After five years through ten years	116,791	111,569	114,990	110,814
After ten years	164,201	162,244	164,270	163,944
U.S. agency-based mortgage-backed securities	3,183	3,052	3,297	3,199
Asset-backed securities	29	29	35	36
Totals	$475,322	$461,681	$483,575	$473,092

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$19,402	$19,297	$25,995	$25,875
After one year through five years	107,593	103,291	106,178	102,201
After five years through ten years	74,338	71,695	82,664	80,911
After ten years	95,326	91,860	106,144	103,332
U.S. agency-based mortgage-backed securities	5,032	4,530	5,190	4,745
Totals	$301,691	$290,673	$326,171	$317,064

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2024:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
March 31, 2024
Available-for-Sale
States and political subdivisions	$61,604	$4,900	$25,175	$2,113	$86,779	$7,013
Corporate bonds	79,904	2,613	35,075	1,429	114,979	4,042
U.S. agency-based mortgage-backed securities	4,293	464	237	38	4,530	502
U.S. Treasury securities and obligations of U.S. government agencies	—	—	13,600	1,230	13,600	1,230
Total available-for-sale securities	$145,801	$7,977	$74,087	$4,810	$219,888	$12,787

At March 31, 2024, we held 158 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position.

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2023:

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the quarter ended March 31, 2024.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2023	$38	$142	$—	$—	$2	$182
Provision for credit loss benefit	(1)	(16)	—	—	—	(17)
Balance at March 31, 2024	$37	$126	$—	$—	$2	$165

The Company has established an allowance for credit losses on 463 held-to-maturity securities totaling $0.2 million. The majority of those securities were issued by states and political subdivisions (441 securities) and corporate bonds (19 securities).

The Company has no allowance for credit losses on investments classified as available-for-sale for the period ended March 31, 2024.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of March 31, 2024.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized cost
	(in thousands)
AAA/AA/A ratings	$409,955	$18,723	$3,183	$11,209	$18	$443,088
Baa/BBB ratings	2,945	29,441	—	—	13	32,399
B ratings	—	—	—	—	—	—
Total	$412,900	$48,164	$3,183	$11,209	$31	$475,487

Net realized losses in the quarter ended March 31, 2024 were $0.2 million resulting from the sale of fixed maturity securities classified as available-for-sale. Net realized gains in the quarter ended March 31, 2023 were $0.3 million resulting from the sale of equity and fixed maturity securities classified as available-for-sale.

During the first quarter of 2024, we recognized through income $4.8 million of net unrealized gains on equity securities. During the first quarter of 2023, we recognized through income $1.4 million of net unrealized gains on equity securities.

Investment income is recognized as it is earned. The discount or premium on fixed maturity securities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of March 31, 2024 and 2023, the Company had no valuation allowance against its deferred income tax assets and liabilities.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes primarily due to the impact of tax-exempt investment income and state income tax accruals.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for the periods ended March 31, 2024 and 2023.

Tax years 2019 through 2024 are subject to examination by the federal and state taxing authorities.

Note 6. Loss Reserves

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid as of a given point in time. The reserves for loss and loss adjustment expenses are estimated using individual case-basis valuations, statistical analyses and estimates based upon experience for unreported claims and their associated loss and loss adjustment expenses. Such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed internally and periodically evaluated with our independent actuary. Adjustments are made as experience develops and new information becomes known. Any such adjustments are included in income from current operations. See Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding the Company’s loss and loss adjustment expense development.

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance, beginning of period	$673,994	$696,037
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	119,746	112,555
Net balance, beginning of period	554,248	583,482
Add incurred related to:
Current accident year	48,597	49,119
Prior accident years	(8,606)	(10,110)
Total incurred	39,991	39,009
Less paid related to:
Current accident year	2,137	2,603
Prior accident years	41,522	44,249
Total paid	43,659	46,852
Net balance, end of period	550,580	575,639
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	117,479	111,013
Balance, end of period	$668,059	$686,652

The foregoing reconciliation reflects favorable development of the net reserves at March 31, 2024 and March 31, 2023. The favorable development reduced loss and loss adjustment expenses incurred by $8.6 million and $10.1 million in 2024 and 2023, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Balance, beginning of period	$360	$372
Provision for credit loss benefit	(51)	(44)
Balance, end of period	$309	$328

Note 7. Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income includes net income plus unrealized gains and losses on our available-for-sale investment securities, net of tax. In reporting comprehensive income on a net basis in the statements of comprehensive income, we used a 21% tax rate in 2024 and 2023. The difference between net income as reported and comprehensive income was due primarily to changes in unrealized gains and losses, net of tax on available-for-sale debt securities.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive loss for each period presented in the interim financial statements.

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Balance, beginning of period	$(7,194)	$(13,828)
Other comprehensive income (loss) before reclassification	(1,637)	4,339
Amounts reclassified from accumulated other comprehensive loss	91	5
Net current period other comprehensive income (loss)	(1,546)	4,344
Balance, end of period	$(8,740)	$(9,484)

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive loss to current period net income. The effects of reclassifications out of accumulated other comprehensive loss by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Loss	Three Months Ended March 31,		Affected line item in the statement of income
	2024	2023
	(in thousands)
Unrealized losses on debt securities, net of tax	$(115)	$(6)	Net realized gains (losses) on investments
	(115)	(6)	Income before income taxes
Unrealized losses on debt securities, net of tax	24	1	Income tax expense
	$(91)	$(5)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2024.

At March 31, 2024, assets measured at fair value on a recurring basis are summarized below:

	March 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$115,792	$—	$115,792
Corporate bonds	—	156,751	—	156,751
U.S. agency-based mortgage-backed securities	—	4,530	—	4,530
U.S. Treasury securities	13,600	—	—	13,600
Total securities available-for-sale—fixed maturity	13,600	277,073	—	290,673
Equity securities:
Domestic common stock	61,923	—	—	61,923
Total	$75,523	$277,073	$—	$352,596

At March 31, 2024, assets measured at amortized cost net of allowance for credit losses are summarized below:

	March 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$401,796	$—	$401,796
Corporate bonds	—	45,960	—	45,960
U.S. agency-based mortgage-backed securities	—	3,052	—	3,052
U.S. Treasury securities	10,844	—	—	10,844
Asset-backed securities	—	29	—	29
Total held-to-maturity	$10,844	$450,837	$—	$461,681

At December 31, 2023, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$131,895	$—	$131,895
Corporate bonds	—	166,753	—	166,753
U.S. agency-based mortgage-backed securities	—	4,745	—	4,745
U.S. Treasury securities	13,671	—	—	13,671
Total securities available-for-sale—fixed maturity	$13,671	$303,393	$—	$317,064
Equity securities:
Domestic common stock	57,147	—	—	57,147
Total	$70,818	$303,393	$—	$374,211

At December 31, 2023, assets measured at amortized cost net of allowance for credit losses are summarized below:

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$408,970	$—	$408,970
Corporate bonds	—	49,948	—	49,948
U.S. agency-based mortgage-backed securities	—	3,199	—	3,199
U.S. Treasury securities	10,939	—	—	10,939
Asset-backed securities	—	36	—	36
Total held-to-maturity	$10,939	$462,153	$—	$473,092

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of March 31, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$475,322	$461,681	$483,575	$473,092
Fixed maturity securities—available-for-sale	290,673	290,673	317,064	317,064
Equity securities	61,923	61,923	57,147	57,147
Short-term investments	38,641	38,641	—	—
Cash and cash equivalents	33,375	33,375	38,682	38,682

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. As of March 31, 2024, $10.4 million was available for future purchases. Repurchases of shares may be made pursuant to pre-established trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

During the three months ended March 31, 2024 and 2023, no shares were purchased.

Note 10. Subsequent Events

On April 23, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.37 per share payable on June 21, 2024 to shareholders of record as of June 14, 2024. The Board considers the payment of a regular cash dividend each calendar quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three months ended March 31, 2024 and 2023. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, credit losses on investment securities and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
	2024	2023
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$80,074	$82,487
Net premiums earned	68,446	69,181
Net investment income	7,366	7,433
Total revenues	80,489	78,438
Total expenses	59,744	56,903
Net income	16,925	17,339
Diluted earnings per common share	$0.88	$0.90
Other Key Measures
Net combined ratio (1)	87.3%	82.2%
Return on average equity (2)	22.8%	21.3%
Book value per share (3)	$15.74	$17.38

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

Consolidated Results of Operations for Three Months Ended March 31, 2024 Compared to March 31, 2023

Gross Premiums Written. Gross premiums written for the quarter ended March 31, 2024 were $80.1 million, compared to $82.5 million for the same period in 2023, a decrease of 2.9%. The decrease was attributable to a $2.5 million decrease in payroll audits and related premium adjustments for policies written in previous quarters partially offset by a $0.3 million increase in residual market premium.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2024 were $76.1 million, compared to $78.3 million for the same period in 2023, a decrease of 2.8%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.4% for the first quarter of 2024 compared to 5.7% for the first quarter of 2023. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2024 reinsurance treaties. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Net Premiums Earned. Net premiums earned for the first quarter of 2024 were $68.4 million, compared to $69.2 million for the same period in 2023, a decrease of 1.1%. The decrease was primarily attributable to the decrease in net premiums written during the period.

Net Investment Income. Net investment income for the quarters ended March 31, 2024 and 2023 was $7.4 million. Average invested assets, including cash and cash equivalents, were $902.9 million in the quarter ended March 31, 2024 compared to an average of $960.7 million for the same period in 2023, a decrease of 6.0%. The pre-tax investment yield on our investment portfolio was 3.3% per annum during the quarter ended March 31, 2024 compared to 3.1% per annum during the same period in 2023. The tax-equivalent yield on our investment portfolio was 3.7% per annum for the quarter ended March 31, 2024 and 3.5% for the same period in 2023. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended March 31, 2024 were $0.2 million compared to net realized gains of $0.3 million for the same period in 2023. Net realized losses in the first quarter of 2024 were mostly attributable to sales of fixed maturity securities classified as available-for-sale. Net realized gains in the first quarter of 2023 were attributable to the sale of equity and fixed maturity securities classified as available-for-sale.

Net Unrealized Gains on Equity Securities. The market value of our equity securities increased by $4.8 million for the three months ended March 31, 2024 compared to an increase of $1.4 million for the same period in 2023.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $40.0 million for the three months ended March 31, 2024, compared to $39.0 million for the same period in 2023, an increase of $1.0 million, or 2.5%. The current accident year loss and LAE incurred were $48.6 million compared to $49.1 million for the same period in 2023. Our initial estimate of the loss and LAE ratio for accident year 2024 remains unchanged at 71.0% of net premiums earned, consistent with the estimate initially set for accident year 2023, and is based on long-term claim frequency and severity trends, as well as medical inflation. We recorded favorable prior accident year development of $8.6 million in the first quarter of 2024, compared to favorable prior accident year development of $10.1 million in the same period of 2023, as further discussed below in “Prior Year Development.” Our net loss ratio was 58.4% in the first quarter of 2024, compared to 56.4% for the same period of 2023.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended March 31, 2024 were $18.7 million, compared to $17.0 million for the same period in 2023. This increase was primarily due to a profit sharing reinsurance commission benefit of $3.3 million in last year's first quarter and a $1.0 million increase in compensation expense. These increases were partially offset by a $2.0 million decrease in insurance related assessments and a $0.4 million decrease in professional fees. Our expense ratio was 27.3% in the first quarter of 2024 compared to 24.5% in the first quarter of 2023.

Income Tax Expense. Income tax expense for the three months ended March 31, 2024 was $3.8 million, compared to $4.2 million for the same period in 2023. The effective tax rate for the Company was 18.4% in the quarter ended March 31, 2024 and 19.5% for the same period in 2023. The decrease in the effective tax rate was due to a higher proportion of income from tax-exempt investments compared to the same period of 2023.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $7.5 million for the three months ended March 31, 2024, which represented a $6.0 million decrease from $13.5 million in net cash provided by operating activities for the three months ended March 31, 2023. This decrease in operating cash flow was due to a $11.8 million decrease in reinsurance recoveries and a $0.4 million decrease in investment income. Offsetting these amounts were a $5.9 million decrease in losses paid and a $0.5 million increase in premium collections.

Net cash used in investing activities was $5.7 million for the three months ended March 31, 2024, compared to net cash used in investment activities of $27.2 million for the same period in 2023. Cash provided by sales and maturities of investments totaled $36.9 million for the three months ended March 31, 2024, compared to $24.1 million for the same period in 2023. A total of $41.9 million in cash was used to purchase investments in the three months ended March 31, 2024, compared to $51.2 million in purchases for the same period in 2023. A total of $0.7 million in cash was used to purchase property and equipment in the three months ended March 31, 2024 compared to immaterial purchases for the same period in 2023.

Net cash used in financing activities in the three months ended March 31, 2024 was $7.1 million compared to net cash used in financing activities of $6.5 million for the same period in 2023. In the three months ended March 31, 2024, $7.1 million of cash was used for dividends paid to shareholders compared to $6.5 million in the same period of 2023.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $899.9 million at March 31, 2024, an increase of 0.4% from December 31, 2023. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity. Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale are reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2024, is shown in the following table:

	Carrying Amount	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$412,863	45.9%
Corporate bonds	48,038	5.3%
U.S. agency-based mortgage-backed securities	3,183	0.4%
U.S. Treasury securities and obligations of U.S. government agencies	11,209	1.2%
Asset-backed securities	29	—
Total fixed maturity securities—held-to-maturity	475,322	52.8%
Fixed maturity securities—available-for-sale:
States and political subdivisions	115,792	12.9%
Corporate bonds	156,751	17.4%
U.S. agency-based mortgage-backed securities	4,530	0.5%
U.S. Treasury securities and obligations of U.S. government agencies	13,600	1.5%
Total fixed maturity securities—available-for-sale	290,673	32.3%
Equity securities	61,923	6.9%
Short-term investments	38,641	4.3%
Cash and cash equivalents	33,375	3.7%
Total investments, including cash and cash equivalents	$899,934	100.0%

Our debt securities classified as available-for-sale are “marked to market” as of the end of each calendar quarter. As of that date, unrealized gains and losses that are not credit related are recorded to Accumulated Other Comprehensive Loss. Any available-for-sale credit related losses would be recognized as a credit loss allowance on the balance sheet with a corresponding adjustment to earnings, limited by the amount that the fair value is less than the amortized cost basis. Both the credit loss allowance and adjustment to net income can be reversed if conditions change.

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

Prior Year Development

The Company recorded favorable prior accident year development of $8.6 million in the three months ended March 31, 2024. The table below sets forth the favorable development for the three months ended March 31, 2024 and 2023 for accident years 2019 through 2023 and, collectively, for all accident years prior to 2019.

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Accident Year
2023	$—	$—
2022	—	—
2021	—	—
2020	1.7	1.5
2019	1.4	2.5
Prior to 2019	5.5	6.1
Total net development	$8.6	$10.1

The table below sets forth the number of open claims as of March 31, 2024 and 2023, and the number of claims reported and closed during the three months then ended.

	Three Months Ended
	March 31,
	2024	2023
Open claims at beginning of period	4,003	4,275
Claims reported	900	984
Claims closed	(1,091)	(952)
Open claims at end of period	3,812	4,307

The number of open claims at March 31, 2024 decreased by 495 claims as compared to the number of open claims at March 31, 2023. At March 31, 2024, our incurred amounts for certain accident years, primarily accident years 2017 through 2020, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of March 31, 2024, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries results in our receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see Item 1, “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2023, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of March 31, 2024, we had repurchased a total of 1,569,440 shares of our outstanding common stock for $36.9 million. There were no shares repurchased during the three months ended March 31, 2024 and 2023. The Company had $10.4 million available for future purchases at March 31, 2024 under this program. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

Item 5. Other Information.

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2024.

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

AMERISAFE, INC.

April 26, 2024	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

April 26, 2024	/s/ Anastasios Omiridis
Anastasios Omiridis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)