Form 10-Q
period 2024-06-30
AMERISAFE INC
filed 2024-07-30
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of July 19, 2024, there were 19,068,286 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $149 and $182 in 2024 and 2023, respectively, (fair value $448,608 and $473,092 in 2024 and 2023, respectively)	$464,834	$483,575
Fixed maturity securities—available-for-sale, at fair value (amortized cost $299,652, allowance for credit losses of $0 in 2024 and amortized cost $326,171, allowance for credit losses of $0 in 2023)	287,589	317,064
Equity securities, at fair value (cost $36,019 and $44,046 in 2024 and 2023, respectively)	53,839	57,147
Short-term investments	47,335	—
Total investments	853,597	857,786
Cash and cash equivalents	30,611	38,682
Amounts recoverable from reinsurers (net of allowance for credit losses of $322 and $360 in 2024 and 2023, respectively)	123,335	129,963
Premiums receivable (net of allowance for credit losses of $4,265 and $4,674 in 2024 and 2023, respectively)	150,914	132,861
Deferred income taxes	21,781	20,403
Accrued interest receivable	8,176	8,274
Property and equipment, net	6,384	6,349
Deferred policy acquisition costs	19,506	17,975
Federal income tax recoverable	1,555	1,781
Other assets	17,670	15,088
Total assets	$1,233,529	$1,229,162
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$663,985	$673,994
Unearned premiums	128,055	116,585
Amounts held for others	48,403	53,694
Policyholder deposits	34,167	34,522
Insurance-related assessments	16,661	16,896
Accounts payable and other liabilities	38,766	41,020
Payable for investments purchased	2,500	—
Total liabilities	932,537	936,711
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2024 and 2023; 20,729,551 and 20,704,448 shares issued; and 19,068,286 and 19,135,008 shares outstanding in 2024 and 2023, respectively	207	207
Additional paid-in capital	223,359	222,078
Treasury stock, at cost (1,661,265 and 1,569,440 shares in 2024 and 2023, respectively)	(41,042)	(36,929)
Accumulated earnings	128,028	114,289
Accumulated other comprehensive loss, net	(9,560)	(7,194)
Total shareholders’ equity	300,992	292,451
Total liabilities and shareholders’ equity	$1,233,529	$1,229,162

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Gross premiums written	$76,428	$71,704	$156,502	$154,191
Ceded premiums written	(4,027)	(3,965)	(7,953)	(8,144)
Net premiums written	$72,401	$67,739	$148,549	$146,047
Net premiums earned	$68,633	$65,598	$137,079	$134,779
Net investment income	7,447	7,724	14,813	15,157
Net realized gains (losses) on investments	(117)	75	(339)	333
Net unrealized gains (losses) on equity securities	(58)	2,048	4,718	3,417
Fee and other income (losses)	(75)	214	48	411
Total revenues	75,830	75,659	156,319	154,097
Expenses
Loss and loss adjustment expenses incurred	40,624	35,645	80,615	74,654
Underwriting and certain other operating costs	7,273	7,427	12,584	12,583
Commissions	5,917	5,845	11,799	11,648
Salaries and benefits	7,239	6,700	14,744	12,723
Policyholder dividends	1,049	490	2,121	1,421
Provision for investment related credit loss benefit	(16)	(16)	(33)	(35)
Total expenses	62,086	56,091	121,830	112,994
Income before income taxes	13,744	19,568	34,489	41,103
Income tax expense	2,751	3,941	6,571	8,137
Net income	$10,993	$15,627	$27,918	$32,966
Earnings per share
Basic	$0.58	$0.82	$1.46	$1.72
Diluted	$0.57	$0.81	$1.46	$1.72
Shares used in computing earnings per share
Basic	19,083,232	19,139,735	19,102,700	19,135,564
Diluted	19,146,294	19,196,755	19,171,206	19,200,377
Cash dividends declared per common share	$0.37	$0.34	$0.74	$0.68

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$10,993	$15,627	$27,918	$32,966
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	(820)	(2,616)	(2,366)	1,728
Comprehensive income	$10,173	$13,011	$25,552	$34,694

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2024 and 2023

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at March 31, 2024	20,704,448	$207	$222,443	(1,569,440)	$(36,929)	$124,113	$(8,740)	$301,094
Comprehensive income:
Net income	—	—	—	—	—	10,993	—	10,993
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(820)	(820)
Comprehensive income:								10,173
Common stock issued	25,103	—	565	—	—	—	—	565
Purchase of treasury stock	—	—	—	(91,825)	(4,113)	—	—	(4,113)
Share-based compensation	—	—	351	—	—	—	—	351
Dividends to shareholders	—	—	—	—	—	(7,078)	—	(7,078)
Balance at June 30, 2024	20,729,551	$207	$223,359	(1,661,265)	$(41,042)	$128,028	$(9,560)	$300,992

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at March 31, 2023	20,677,086	$207	$220,556	(1,522,699)	$(34,758)	$156,334	$(9,484)	$332,855
Comprehensive income:
Net income	—	—	—	—	—	15,627	—	15,627
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(2,616)	(2,616)
Comprehensive income:								13,011
Common stock issued	25,627	—	944	—	—	—	—	944
Share-based compensation	—	—	259	—	—	—	—	259
Dividends to shareholders	—	—	—	—	—	(6,502)	—	(6,502)
Balance at June 30, 2023	20,702,713	$207	$221,759	(1,522,699)	$(34,758)	$165,459	$(12,100)	$340,567

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2024 and 2023

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2023	20,704,448	$207	$222,078	(1,569,440)	$(36,929)	$114,289	$(7,194)	$292,451
Comprehensive income:
Net income	—	—	—	—	—	27,918	—	27,918
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(2,366)	(2,366)
Comprehensive income:								25,552
Common stock issued	25,103	—	565	—	—	—	—	565
Purchase of treasury stock	—	—	—	(91,825)	(4,113)	—	—	(4,113)
Share-based compensation	—	—	716	—	—	—	—	716
Dividends to shareholders	—	—	—	—	—	(14,179)	—	(14,179)
Balance at June 30, 2024	20,729,551	$207	$223,359	(1,661,265)	$(41,042)	$128,028	$(9,560)	$300,992

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2022	20,678,572	$207	$220,299	(1,522,699)	$(34,758)	$145,512	$(13,828)	$317,432
Comprehensive income:
Net income	—	—	—	—	—	32,966	—	32,966
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	1,728	1,728
Comprehensive income:								34,694
Common stock issued	24,141	—	944	—	—	—	—	944
Share-based compensation	—	—	516	—	—	—	—	516
Dividends to shareholders	—	—	—	—	—	(13,019)	—	(13,019)
Balance at June 30, 2023	20,702,713	$207	$221,759	(1,522,699)	$(34,758)	$165,459	$(12,100)	$340,567

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$27,918	$32,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	558	699
Net amortization of investments	847	1,872
Change in investment related allowance for credit losses	(33)	(35)
Deferred income taxes	(750)	(1,102)
Net realized (gains) losses on investments	339	(333)
Net unrealized gains on equity securities	(4,718)	(3,417)
Net realized losses on disposal of assets	209	2
Share-based compensation	1,398	646
Changes in operating assets and liabilities:
Premiums receivable, net	(20,454)	(18,666)
Accrued interest receivable	98	41
Deferred policy acquisition costs	(1,531)	(1,526)
Other assets	(1,648)	(180)
Reserves for loss and loss adjustment expenses	(10,009)	(11,424)
Unearned premiums	11,470	11,268
Reinsurance balances	5,722	2,585
Amounts held for others and policyholder deposits	(5,646)	2,750
Federal income taxes recoverable	226	3,754
Accounts payable and other liabilities	918	843
Net cash provided by operating activities	4,914	20,743
Investing activities
Purchases of investments held-to-maturity	(5,465)	(9,596)
Purchases of investments available-for-sale	(6,639)	(38,107)
Purchases of short-term investments	(46,957)	(46,347)
Proceeds from maturities of investments held-to-maturity	22,393	24,488
Proceeds from sales and maturities of investments available-for-sale	35,313	20,818
Proceeds from sales of equity securities	7,933	262
Proceeds from sales and maturities of short-term investments	—	14,175
Purchases of property and equipment	(802)	(37)
Net cash provided by (used in) investing activities	5,776	(34,344)
Financing activities
Finance lease purchases	(42)	(47)
Share-based compensation related tax withholding	(429)	(779)
Purchase of treasury stock	(4,113)	—
Dividends to shareholders	(14,177)	(13,120)
Net cash used in financing activities	(18,761)	(13,946)
Change in cash and cash equivalents	(8,071)	(27,547)
Cash and cash equivalents at beginning of period	38,682	61,469
Cash and cash equivalents at end of period	$30,611	$33,922

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the six months ended June 30, 2024 and 2023.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. The reclassifications have not changed the results of operations of prior periods.

Adopted Accounting Guidance

The Company has not adopted any new accounting guidance in 2024.

Prospective Accounting Guidance

In November 2023, the Financial Accounting Standards Board issued guidance that requires expanded reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Retrospective application is required. The Company is currently evaluating the impact of this disclosure-only requirement. All other issued but not yet effective accounting and reporting standards as of June 30, 2024 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Restricted Stock, Restricted Stock Units, and Stock Options

As of June 30, 2024, the Company has three equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan), the AMERISAFE 2012 Equity and Incentive Compensation Plan (the 2012 Incentive Plan) and the 2022 Equity and Incentive Compensation Plan (the 2022 Incentive Plan). In connection with the approval of the 2022 Incentive Plan by the Company’s shareholders at the annual meeting of shareholders in June 2022, no further grants will be made under the 2012 Incentive Plan. All grants made under the 2012 Incentive Plan will continue in effect, subject to the terms and conditions of the 2012

Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding the Company’s incentive plans.

During the six months ended June 30, 2024, the Company issued 12,993 shares of common stock to executive officers pursuant to vested performance awards. During the six months ended June 30, 2024, the Company awarded 12,110 shares of restricted common stock to non-employee directors. The market value of these shares totaled $1.1 million. During the six months ended June 30, 2023, the Company issued 18,561 shares of common stock to executive officers pursuant to vested performance awards. During the six months ended June 30, 2023, the Company awarded 9,856 shares of restricted common stock to non-employee directors. The market value of these shares totaled $1.5 million.

The Company had no stock options outstanding as of June 30, 2024.

The Company recognized share-based compensation expense of $0.7 million in the quarter ended June 30, 2024 and $0.4 million in the same period in 2023. The Company recognized share-based compensation expense of $1.4 million in the six months ended June 30, 2024 and $0.6 million in the same period in 2023.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$10,993	$15,627	$27,918	$32,966
Basic weighted average common shares	19,083,232	19,139,735	19,102,700	19,135,564
Basic earnings per common share	$0.58	$0.82	$1.46	$1.72
Diluted EPS:
Net income	$10,993	$15,627	$27,918	$32,966
Diluted weighted average common shares:
Weighted average common shares	19,083,232	19,139,735	19,102,700	19,135,564
Restricted stock and RSUs	63,062	57,020	68,506	64,813
Diluted weighted average common shares	19,146,294	19,196,755	19,171,206	19,200,377
Diluted earnings per common share	$0.57	$0.81	$1.46	$1.72

Note 4. Investments

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at June 30, 2024 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$402,886	$(36)	$402,850	$2,253	$(15,940)	$389,163
Corporate bonds	47,792	(111)	47,681	—	(1,997)	45,684
U.S. agency-based mortgage-backed securities	3,047	—	3,047	9	(164)	2,892
U.S. Treasury securities and obligations of U.S. government agencies	11,233	—	11,233	13	(400)	10,846
Asset-backed securities	25	(2)	23	—	—	23
Totals	$464,983	$(149)	$464,834	$2,275	$(18,501)	$448,608

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at June 30, 2024 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$125,271	$204	$(7,586)	$117,889	$—
Corporate bonds	154,676	1,217	(4,193)	151,700	—
U.S. agency-based mortgage-backed securities	4,861	—	(515)	4,346	—
U.S. Treasury securities and obligations of U.S. government agencies	14,844	—	(1,190)	13,654	—
Totals	$299,652	$1,421	$(13,484)	$287,589	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at June 30, 2024 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$36,019	$17,851	$(31)	$53,839
Total equity securities	$36,019	$17,851	$(31)	$53,839

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

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$66,971	$66,374	$64,129	$63,703
After one year through five years	116,482	110,911	136,854	131,396
After five years through ten years	119,289	112,628	114,990	110,814
After ten years	159,022	155,780	164,270	163,944
U.S. agency-based mortgage-backed securities	3,047	2,892	3,297	3,199
Asset-backed securities	23	23	35	36
Totals	$464,834	$448,608	$483,575	$473,092

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$17,265	$17,071	$25,995	$25,875
After one year through five years	108,489	104,174	106,178	102,201
After five years through ten years	71,967	69,051	82,664	80,911
After ten years	97,070	92,947	106,144	103,332
U.S. agency-based mortgage-backed securities	4,861	4,346	5,190	4,745
Totals	$299,652	$287,589	$326,171	$317,064

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2024:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
June 30, 2024
Available-for-Sale
States and political subdivisions	$77,323	$5,454	$22,698	$2,132	$100,021	$7,586
Corporate bonds	76,321	2,718	38,179	1,475	114,500	4,193
U.S. agency-based mortgage-backed securities	4,115	474	230	41	4,345	515
U.S. Treasury securities and obligations of U.S. government agencies	—	—	13,654	1,190	13,654	1,190
Total available-for-sale securities	$157,759	$8,646	$74,761	$4,838	$232,520	$13,484

At June 30, 2024, we held 170 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position.

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the quarter ended June 30, 2024.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at March 31, 2024	$37	$126	$—	$—	$2	$165
Provision for credit loss benefit	(1)	(15)	—	—	—	(16)
Balance at June 30, 2024	$36	$111	$—	$—	$2	$149

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the six months ended June 30, 2024.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2023	$38	$142	$—	$—	$2	$182
Provision for credit loss benefit	(2)	(31)	—	—	—	(33)
Balance at June 30, 2024	$36	$111	$—	$—	$2	$149

The Company has established an allowance for credit losses on 450 held-to-maturity securities totaling $0.1 million. The majority of those securities were issued by states and political subdivisions (428 securities) and corporate bonds (19 securities).

The Company has no allowance for credit losses on investments classified as available-for-sale for the period ended June 30, 2024.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of June 30, 2024.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized Cost
	(in thousands)
AAA/AA/A ratings	$399,946	$18,537	$3,047	$11,233	$13	$432,776
Baa/BBB ratings	2,940	29,255	—	—	12	32,207
Total	$402,886	$47,792	$3,047	$11,233	$25	$464,983

Net realized losses in the quarter ended June 30, 2024 were $0.1 million resulting from the sale of equity securities. Net realized gains in the quarter ended June 30, 2023 were $0.1 million resulting from the sales of fixed maturity securities classified as available-for-sale.

Net realized losses in the six months ended June 30, 2024 were $0.3 million resulting primarily from the sale of equity and fixed maturity securities classified as available-for-sale. Net realized gains in the six months ended June 30, 2023 were $0.3 million resulting primarily from the sale of equity and fixed maturity securities classified as available-for-sale.

During the second quarter of 2024, we recognized through income $0.1 million of net unrealized losses on equity securities. During the second quarter of 2023, we recognized through income $2.0 million of net unrealized gains on equity securities.

During the six months ended June 30, 2024, we recognized through income $4.7 million of net unrealized gains on equity securities. During the six months ended June 30, 2023, we recognized through income $3.4 million of net unrealized gains on equity securities.

Investment income is recognized as it is earned. The discount or premium on fixed maturity securities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of June 30, 2024 and 2023, the Company had no valuation allowance against its deferred income tax assets and liabilities.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes primarily due to the impact of tax-exempt investment income and state income tax accruals.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for the periods ended June 30, 2024 and 2023.

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

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Balance, beginning of period	$673,994	$696,037
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	119,746	112,555
Net balance, beginning of period	554,248	583,482
Add incurred related to:
Current accident year	97,326	95,693
Prior accident years	(16,711)	(21,039)
Total incurred	80,615	74,654
Less paid related to:
Current accident year	12,670	12,938
Prior accident years	74,940	75,252
Total paid	87,610	88,190
Net balance, end of period	547,253	569,946
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	116,732	114,667
Balance, end of period	$663,985	$684,613

The foregoing reconciliation reflects favorable development of the net reserves at June 30, 2024 and June 30, 2023. The favorable development reduced loss and loss adjustment expenses incurred by $16.7 million and $21.0 million in 2024 and 2023, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to two factors: (1) lower than expected severity of injuries in these accident years compared to our original and revised estimates; and (2) favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement. We believe the favorable case reserve development resulted primarily from an intensive claims management focus with the Company actively seeking to settle claims, leading to favorable development.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of period	$309	$328	$360	$372
Provision for credit loss expense (benefit)	13	10	(38)	(34)
Balance, end of period	$322	$338	$322	$338

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of period	$(8,740)	$(9,484)	$(7,194)	$(13,828)
Other comprehensive income (loss) before reclassification	(866)	(2,765)	(2,503)	1,574
Amounts reclassified from accumulated other comprehensive loss	46	149	137	154
Net current period other comprehensive income (loss)	(820)	(2,616)	(2,366)	1,728
Balance, end of period	$(9,560)	$(12,100)	$(9,560)	$(12,100)

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive loss to current period net income. The effects of reclassifications out of accumulated other comprehensive loss by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Six Months Ended		Affected line item in the
Comprehensive Loss	June 30,		June 30,		statement of income
	2024	2023	2024	2023
	(in thousands)
Unrealized losses on debt securities, net of tax	$(58)	$(189)	$(174)	$(195)	Net realized gains (losses) on investments
	(58)	(189)	(174)	(195)	Income before income taxes
Unrealized losses on debt securities, net of tax	12	40	37	41	Income tax expense
	$(46)	$(149)	$(137)	$(154)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2024.

At June 30, 2024, assets measured at fair value on a recurring basis are summarized below:

	June 30, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$117,889	$—	$117,889
Corporate bonds	—	151,700	—	151,700
U.S. agency-based mortgage-backed securities	—	4,346	—	4,346
U.S. Treasury securities	13,654	—	—	13,654
Total securities available-for-sale—fixed maturity	13,654	273,935	—	287,589
Equity securities:
Domestic common stock	53,839	—	—	53,839
Total	$67,493	$273,935	$—	$341,428

At June 30, 2024, assets measured at amortized cost net of allowance for credit losses are summarized below:

	June 30, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$389,163	$—	$389,163
Corporate bonds	—	45,684	—	45,684
U.S. agency-based mortgage-backed securities	—	2,892	—	2,892
U.S. Treasury securities	10,846	—	—	10,846
Asset-backed securities	—	23	—	23
Total held-to-maturity	$10,846	$437,762	$—	$448,608

At December 31, 2023, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$131,895	$—	$131,895
Corporate bonds	—	166,753	—	166,753
U.S. agency-based mortgage-backed securities	—	4,745	—	4,745
U.S. Treasury securities	13,671	—	—	13,671
Total securities available-for-sale—fixed maturity	$13,671	$303,393	$—	$317,064
Equity securities:
Domestic common stock	57,147	—	—	57,147
Total	$70,818	$303,393	$—	$374,211

At December 31, 2023, assets measured at amortized cost net of allowance for credit losses are summarized below:

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$408,970	$—	$408,970
Corporate bonds	—	49,948	—	49,948
U.S. agency-based mortgage-backed securities	—	3,199	—	3,199
U.S. Treasury securities	10,939	—	—	10,939
Asset-backed securities	—	36	—	36
Total held-to-maturity	$10,939	$462,153	$—	$473,092

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of June 30, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$464,834	$448,608	$483,575	$473,092
Fixed maturity securities—available-for-sale	287,589	287,589	317,064	317,064
Equity securities	53,839	53,839	57,147	57,147
Short-term investments	47,335	47,335	—	—
Cash and cash equivalents	30,611	30,611	38,682	38,682

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. As of June 30, 2024, $6.3 million was available for future purchases. Repurchases of shares may be made pursuant to pre-established trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

During the three and six months ended June 30, 2024, 91,825 shares were purchased for $4.1 million, or an average price of $44.79 per share, including commissions and excise tax. During the three and six months ended June 30, 2023, no shares were purchased.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
April 1, 2024 to April 30, 2024	40,000	$46.01	40,000	$8,601
May 1, 2024 to May 31, 2024	24,487	45.03	24,487	7,498
June 1, 2024 to June 30, 2024	27,338	42.79	27,338	6,328
Total	91,825		91,825

(1) Average price paid per share includes commissions and excise tax.

Note 10. Subsequent Events

On July 26, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.37 per share payable on September 20, 2024 to shareholders of record as of September 6, 2024. The Board considers the payment of a regular cash dividend each calendar quarter.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and six months ended June 30, 2024 and 2023. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$76,428	$71,704	$156,502	$154,191
Net premiums earned	68,633	65,598	137,079	134,779
Net investment income	7,447	7,724	14,813	15,157
Total revenues	75,830	75,659	156,319	154,097
Total expenses	62,086	56,091	121,830	112,994
Net income	10,993	15,627	27,918	32,966
Diluted earnings per common share	$0.57	$0.81	$1.46	$1.72
Other Key Measures
Net combined ratio (1)	90.5%	85.4%	88.8%	83.9%
Return on average equity (2)	14.6%	18.6%	18.8%	20.0%
Book value per share (3)	$15.78	$17.76	$15.78	$17.76

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

Consolidated Results of Operations for Three Months Ended June 30, 2024 Compared to June 30, 2023

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2024 were $76.4 million, compared to $71.7 million for the same period in 2023, an increase of 6.6%. The increase was attributable to a $2.5 million increase in payroll audits and related premium adjustments for policies written in previous quarters and a $1.8 million increase in annual premiums on voluntary policies written during the period and a $0.4 million increase in residual market premiums.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2024 were $72.4 million, compared to $67.7 million for the same period in 2023, an increase of 6.9%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.5% for the second quarter of 2024 compared to 5.7% for the second quarter of 2023. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2024 reinsurance treaties. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Net Premiums Earned. Net premiums earned for the second quarter of 2024 were $68.6 million, compared to $65.6 million for the same period in 2023, an increase of 4.6%. The increase was primarily attributable to the increase in net premiums written during the period.

Net Investment Income. Net investment income for the quarter ended June 30, 2024 was $7.4 million, compared to $7.7 million for the same period in 2023, a decrease of 3.6%. The decrease was due to lower investment yields on fixed income securities and cash balances compared to prior year. Average invested assets, including cash and cash equivalents, were $888.7 million in the quarter ended June 30, 2024 compared to an average of $964.1 million for the same period in 2023, a decrease of 7.8%. The pre-tax investment yield on our investment portfolio was 3.3% per annum during the quarter ended June 30, 2024 compared to 3.2% per annum during the same period in 2023. The tax-equivalent yield on our investment portfolio was 3.8% per annum for the quarter ended June 30, 2024 and 3.6% for the same period in 2023. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended June 30, 2024 were $0.1 million compared to net realized gains of $0.1 million for the same period in 2023. Net realized losses in the second quarter of 2024 were mostly attributable to sale of equity securities. Net realized gains in the second quarter of 2023 were mostly attributable to sales of fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. The market value of our equity securities decreased by $0.1 million for the three months ended June 30, 2024 compared to an increase of $2.0 million for the same period in 2023.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $40.6 million for the three months ended June 30, 2024, compared to $35.6 million for the same period in 2023, an increase of $5.0 million, or 14.0%. The current accident year loss and LAE incurred were $48.7 million compared to $46.6 million for the same period in 2023. Our initial estimate of the loss and LAE ratio for accident year 2024 remains unchanged at 71.0% of net premiums earned, consistent with the estimate initially set for accident year 2023, and is based on long-term claim frequency and severity trends, as well as medical inflation. We recorded favorable prior accident year development of $8.1 million in the second quarter of 2024, compared to favorable prior accident year development of $10.9 million in the same period of 2023, as further discussed below in “Prior Year Development.” Our net loss ratio was 59.2% in the second quarter of 2024, compared to 54.3% for the same period of 2023.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2024 were $20.4 million, compared to $20.0 million for the same period in 2023. This increase was primarily due to a $0.6 million increase in insurance related assessments, a $0.5 million increase in professional fees and a $0.3 million increase in compensation expense. Partially offsetting these amounts was an increase of $0.9 million in profit sharing reinsurance commission. Our expense ratio was 29.8% in the second quarter of 2024 compared to 30.4% in the second quarter of 2023.

Income Tax Expense. Income tax expense for the three months ended June 30, 2024 was $2.8 million, compared to $3.9 million for the same period in 2023. The effective tax rate for the Company for quarter ended June 30, 2024 was 20.0% compared to 20.1% in the second quarter of 2023. The decrease in the effective tax rate is due to a higher proportion of income from tax-exempt investments for the three months ended June 30, 2024 compared with the same period of 2023.

Consolidated Results of Operations for Six Months Ended June 30, 2024 Compared to June 30, 2023

Gross Premiums Written. Gross premiums written for the six months ended June 30, 2024 were $156.5 million, compared to $154.2 million for the same period in 2023, an increase of 1.5%. The increase was attributable to a $1.6 million increase in annual premiums on voluntary policies written during the period and a $0.7 million increase in residual market premiums.

Net Premiums Written. Net premiums written for the six months ended June 30, 2024 were $148.5 million, compared to $146.0 million for the same period in 2023, an increase of 1.7%. The increase was primarily attributable to an increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.5% for the first six months of 2024 compared to 5.7% in the same period of 2023. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2024 reinsurance treaties. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Net Premiums Earned. Net premiums earned for the six months ended June 30, 2024 were $137.1 million, compared to $134.8 million for the same period in 2023, an increase of 1.7%. The increase was primarily attributable to the increase in net premiums written during the period.

Net Investment Income. Net investment income for the first six months of 2024 was $14.8 million, compared to $15.2 million for the same period in 2023, a decrease of 2.3%. The decrease was due to lower investment yields on fixed income securities and cash balances. Average invested assets, including cash and cash equivalents were $895.2 million in the six months ended June 30, 2024 compared to an average of $962.6 million in the same period in 2023, a decrease of 7.0%. The pre-tax investment yield on our investment portfolio was 3.3% per annum during the six months ended June 30, 2024 compared to 3.2% per annum for the same period in 2023. The tax-equivalent yield on our investment portfolio was 3.8% per annum for the first six months of 2024 compared to 3.6% in the same period in 2023. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the six months ended June 30, 2024 were $0.3 million compared to net realized gains of $0.3 million for the same period in 2023. Net realized losses in the first six months of 2024 were attributable to sales of equity securities. Net realized gains in the first six months of 2023 were attributable to sales of equity and fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. The market value of our equity securities increased by $4.7 million for the six months ended June 30, 2024 compared to an increase of $3.4 million for the same period in 2023.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $80.6 million for the six months ended June 30, 2024, compared to $74.7 million for the same period in 2023, an increase of $6.0 million, or 8.0%. The current accident year loss and LAE incurred were $97.3 million compared to $95.7 million for the same period in 2023. Our initial estimate of the loss and LAE ratio for accident year 2024 remains unchanged at 71.0% of net premiums earned, consistent with the estimate initially set for accident year 2023, and is based on long-term claim frequency and severity trends, as well as medical inflation. We recorded favorable prior accident year development of $16.7 million in the first six months of 2024, compared to favorable prior accident year development of $21.0 million in the same period of 2023, as further discussed below in “Prior Year Development.” Our net loss ratio was 58.8% in the first six months of 2024, compared to 55.4% for the same period of 2023.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the six months ended June 30, 2024 were $39.1 million, compared to $37.0 million for the same period in 2023, an increase of 5.9%. This increase was primarily due to a decrease in profit sharing reinsurance commission of $2.3 million and an increase in compensation expense of $1.5 million. Offsetting these amounts was a decrease in insurance related assessments of $1.4 million. Our expense ratio was 28.5% in the first six months of 2024 compared to 27.4% for the same period of 2023.

Income Tax Expense. Income tax expense for the six months ended June 30, 2024 was $6.6 million, compared to $8.1 million for the same period in 2023. The effective tax rate for the Company decreased to 19.1% for the six months ended June 30, 2024 from 19.8% for the six months ended June 30, 2023. The decrease in the effective tax rate is due to a higher proportion of income from tax-exempt investments for the six months ended June 30, 2024 compared with the six months ended June 30, 2023.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $4.9 million for the six months ended June 30, 2024, which represented a $15.8 million decrease from $20.7 million in net cash provided by operating activities for the six months ended June 30, 2023. This decrease in operating cash flow was due to a $12.7 million decrease in reinsurance recoveries, a $1.8 million increase in federal taxes paid, a $1.3 million decrease in net investment income and a $0.7 million increase in underwriting expenses paid. Partially offsetting these decreases were a $0.6 million increase in premium collections and a $0.3 million decrease in losses paid.

Net cash provided by investing activities was $5.8 million for the six months ended June 30, 2024, compared to net cash used in investment activities of $34.3 million for the same period in 2023. Cash provided by sales and maturities of investments totaled $65.6 million for the six months ended June 30, 2024, compared to $59.7 million for the same period in 2023. A total of $59.1 million in cash was used to purchase investments in the six months ended June 30, 2024, compared to $94.0 million in purchases for the same period in 2023. A total of $0.8 million in cash was used to purchase property and equipment in the six months ended June 30, 2024 compared to immaterial purchases for the same period in 2023.

Net cash used in financing activities in the six months ended June 30, 2024 was $18.8 million compared to net cash used in financing activities of $13.9 million for the same period in 2023. In the six months ended June 30, 2024, $14.2 million of cash was used for dividends paid to shareholders compared to $13.1 million in the same period of 2023. In the six months ended June 30, 2024, there were repurchases of outstanding shares of our common stock of $4.1 million compared to none for the same period in 2023. Share-based compensation related payroll tax withholding was $0.4 million in the six months ended June 30, 2024 compared to $0.8 million in the same period in 2023.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $884.2 million at June 30, 2024, a decrease of 1.4% from December 31, 2023. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity. Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale are reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2024, is shown in the following table:

	Carrying Amount	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$402,850	45.6%
Corporate bonds	47,681	5.3%
U.S. agency-based mortgage-backed securities	3,047	0.3%
U.S. Treasury securities and obligations of U.S. government agencies	11,233	1.3%
Asset-backed securities	23	—
Total fixed maturity securities—held-to-maturity	464,834	52.5%
Fixed maturity securities—available-for-sale:
States and political subdivisions	117,889	13.3%
Corporate bonds	151,700	17.2%
U.S. agency-based mortgage-backed securities	4,346	0.5%
U.S. Treasury securities and obligations of U.S. government agencies	13,654	1.5%
Total fixed maturity securities—available-for-sale	287,589	32.5%
Equity securities	53,839	6.1%
Short-term investments	47,335	5.4%
Cash and cash equivalents	30,611	3.5%
Total investments, including cash and cash equivalents	$884,208	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year development of $8.1 million in the three months ended June 30, 2024. The table below sets forth the favorable development for the three and six months ended June 30, 2024 and 2023 for accident years 2019 through 2023 and, collectively, for all accident years prior to 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions)
Accident Year
2023	$—	$—	$—	$—
2022	1.3	—	1.3	—
2021	1.4	1.5	1.4	1.5
2020	1.8	1.2	3.5	2.7
2019	0.1	3.5	1.5	6.0
Prior to 2019	3.5	4.7	9.0	10.8
Total net development	$8.1	$10.9	$16.7	$21.0

The table below sets forth the number of open claims as of June 30, 2024 and 2023, and the number of claims reported and closed during the three and six months then ended.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Open claims at beginning of period	3,812	4,307	4,003	4,275
Claims reported	988	954	1,888	1,938
Claims closed	(912)	(1,101)	(2,003)	(2,053)
Open claims at end of period	3,888	4,160	3,888	4,160

The number of open claims at June 30, 2024 decreased by 272 claims as compared to the number of open claims at June 30, 2023. At June 30, 2024, our incurred amounts for certain accident years, primarily 2020 through 2022, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of June 30, 2024, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of June 30, 2024, we had repurchased a total of 1,661,265 shares of our outstanding common stock for $41.0 million. There were 91,825 shares repurchased during the three months ended June 30, 2024 at a total cost of $4.1 million or an average price of $44.79, including commissions and excise tax. During the three months ended June 30, 2023, there were no shares repurchased. The Company had $6.3 million available for future purchases at June 30, 2024 under this program. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

Item 5. Other Information.

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2024.

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

AMERISAFE, INC.

July 30, 2024	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

July 30, 2024	/s/ Anastasios Omiridis
Anastasios Omiridis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)