Form 10-Q
period 2024-09-30
AMERISAFE INC
filed 2024-10-25
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of October 18, 2024, there were 19,049,970 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $136 and $182 in 2024 and 2023, respectively, (fair value $430,353 and $473,092 in 2024 and 2023, respectively)	$436,369	$483,575
Fixed maturity securities—available-for-sale, at fair value (amortized cost $318,495, allowance for credit losses of $0 in 2024 and amortized cost $326,171, allowance for credit losses of $0 in 2023)	315,114	317,064
Equity securities, at fair value (cost $36,020 and $44,046 in 2024 and 2023, respectively)	57,712	57,147
Short-term investments	26,337	—
Total investments	835,532	857,786
Cash and cash equivalents	63,663	38,682
Amounts recoverable from reinsurers (net of allowance for credit losses of $330 and $360 in 2024 and 2023, respectively)	128,963	129,963
Premiums receivable (net of allowance for credit losses of $4,486 and $4,674 in 2024 and 2023, respectively)	152,945	132,861
Deferred income taxes	19,499	20,403
Accrued interest receivable	8,192	8,274
Property and equipment, net	6,131	6,349
Deferred policy acquisition costs	20,148	17,975
Federal income tax recoverable	2,759	1,781
Other assets	16,895	15,088
Total assets	$1,254,727	$1,229,162
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$663,486	$673,994
Unearned premiums	131,994	116,585
Amounts held for others	50,262	53,694
Policyholder deposits	33,704	34,522
Insurance-related assessments	16,841	16,896
Accounts payable and other liabilities	39,898	41,020
Payable for investments purchased	4,171	—
Total liabilities	940,356	936,711
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2024 and 2023; 20,732,821 and 20,704,448 shares issued; and 19,049,970 and 19,135,008 shares outstanding in 2024 and 2023, respectively	207	207
Additional paid-in capital	223,605	222,078
Treasury stock, at cost (1,682,851 and 1,569,440 shares in 2024 and 2023, respectively)	(42,050)	(36,929)
Accumulated earnings	135,284	114,289
Accumulated other comprehensive loss, net	(2,675)	(7,194)
Total shareholders’ equity	314,371	292,451
Total liabilities and shareholders’ equity	$1,254,727	$1,229,162

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Gross premiums written	$74,940	$70,840	$231,442	$225,031
Ceded premiums written	(3,951)	(4,112)	(11,904)	(12,256)
Net premiums written	$70,989	$66,728	$219,538	$212,775
Net premiums earned	$67,050	$66,634	$204,129	$201,413
Net investment income	7,485	8,105	22,298	23,262
Net realized gains (losses) on investments	158	5,133	(181)	5,466
Net unrealized gains (losses) on equity securities	3,873	(7,309)	8,591	(3,892)
Fee and other income	129	77	177	488
Total revenues	78,695	72,640	235,014	226,737
Expenses
Loss and loss adjustment expenses incurred	39,150	37,154	119,765	111,808
Underwriting and certain other operating costs	7,866	9,494	20,450	22,077
Commissions	5,639	5,975	17,438	17,623
Salaries and benefits	7,747	6,902	22,491	19,625
Policyholder dividends	513	804	2,634	2,225
Provision for investment related credit loss benefit	(13)	(16)	(46)	(51)
Total expenses	60,902	60,313	182,732	173,307
Income before income taxes	17,793	12,327	52,282	53,430
Income tax expense	3,469	2,366	10,040	10,503
Net income	$14,324	$9,961	$42,242	$42,927
Earnings per share
Basic	$0.75	$0.52	$2.21	$2.24
Diluted	$0.75	$0.52	$2.21	$2.23
Shares used in computing earnings per share
Basic	19,042,152	19,164,854	19,082,374	19,145,432
Diluted	19,113,103	19,223,588	19,156,976	19,217,606
Cash dividends declared per common share	$0.37	$0.34	$1.11	$1.02

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$14,324	$9,961	$42,242	$42,927
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	6,885	(8,263)	4,519	(6,535)
Comprehensive income	$21,209	$1,698	$46,761	$36,392

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended September 30, 2024 and 2023

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at June 30, 2024	20,729,551	$207	$223,359	(1,661,265)	$(41,042)	$128,028	$(9,560)	$300,992
Comprehensive income:
Net income	—	—	—	—	—	14,324	—	14,324
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	6,885	6,885
Comprehensive income:								21,209
Common stock issued	3,270	—	(112)	—	—	—	—	(112)
Purchase of treasury stock	—	—	—	(21,586)	(1,008)	—	—	(1,008)
Share-based compensation	—	—	358	—	—	—	—	358
Dividends to shareholders	—	—	—	—	—	(7,068)	—	(7,068)
Balance at September 30, 2024	20,732,821	$207	$223,605	(1,682,851)	$(42,050)	$135,284	$(2,675)	$314,371

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at June 30, 2023	20,702,713	$207	$221,759	(1,522,699)	$(34,758)	$165,459	$(12,100)	$340,567
Comprehensive income:
Net income	—	—	—	—	—	9,961	—	9,961
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(8,263)	(8,263)
Comprehensive income:								1,698
Common stock issued	4,435	—	(165)	—	—	—	—	(165)
Share-based compensation	—	—	311	—	—	—	—	311
Dividends to shareholders	—	—	—	—	—	(6,528)	—	(6,528)
Balance at September 30, 2023	20,707,148	$207	$221,905	(1,522,699)	$(34,758)	$168,892	$(20,363)	$335,883

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2024 and 2023

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2023	20,704,448	$207	$222,078	(1,569,440)	$(36,929)	$114,289	$(7,194)	$292,451
Comprehensive income:
Net income	—	—	—	—	—	42,242	—	42,242
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	4,519	4,519
Comprehensive income:								46,761
Common stock issued	28,373	—	453	—	—	—	—	453
Purchase of treasury stock	—	—	—	(113,411)	(5,121)	—	—	(5,121)
Share-based compensation	—	—	1,074	—	—	—	—	1,074
Dividends to shareholders	—	—	—	—	—	(21,247)	—	(21,247)
Balance at September 30, 2024	20,732,821	$207	$223,605	(1,682,851)	$(42,050)	$135,284	$(2,675)	$314,371

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2022	20,678,572	$207	$220,299	(1,522,699)	$(34,758)	$145,512	$(13,828)	$317,432
Comprehensive income:
Net income	—	—	—	—	—	42,927	—	42,927
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(6,535)	(6,535)
Comprehensive income:								36,392
Common stock issued	28,576	—	779	—	—	—	—	779
Share-based compensation	—	—	827	—	—	—	—	827
Dividends to shareholders	—	—	—	—	—	(19,547)	—	(19,547)
Balance at September 30, 2023	20,707,148	$207	$221,905	(1,522,699)	$(34,758)	$168,892	$(20,363)	$335,883

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$42,242	$42,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	835	1,072
Net amortization of investments	1,076	2,380
Change in investment related allowance for credit losses	(46)	(51)
Deferred income taxes	(297)	(1,152)
Net realized (gains) losses on investments	181	(5,466)
Net unrealized (gains) losses on equity securities	(8,591)	3,892
Net realized losses on disposal of assets	209	2
Share-based compensation	2,161	1,116
Changes in operating assets and liabilities:
Premiums receivable, net	(22,107)	(18,751)
Accrued interest receivable	82	(120)
Deferred policy acquisition costs	(2,173)	(1,395)
Other assets	(1,487)	(353)
Reserves for loss and loss adjustment expenses	(10,508)	(11,689)
Unearned premiums	15,409	11,362
Reinsurance balances	263	(2,181)
Amounts held for others and policyholder deposits	(4,250)	1,321
Federal income taxes recoverable	(978)	907
Accounts payable and other liabilities	1,342	2,054
Net cash provided by operating activities	13,363	25,875
Investing activities
Purchases of investments held-to-maturity	(5,465)	(31,791)
Purchases of investments available-for-sale	(33,956)	(45,141)
Purchases of short-term investments	(46,957)	(46,347)
Proceeds from maturities of investments held-to-maturity	50,988	36,020
Proceeds from sales and maturities of investments available-for-sale	45,532	51,542
Proceeds from sales of equity securities	7,933	8,679
Proceeds from sales and maturities of short-term investments	21,364	20,175
Purchases of property and equipment	(826)	(527)
Net cash provided by (used in) investing activities	38,613	(7,390)
Financing activities
Finance lease purchases	(64)	(71)
Share-based compensation related tax withholding	(541)	(944)
Purchase of treasury stock	(5,121)	—
Dividends to shareholders	(21,269)	(19,690)
Net cash used in financing activities	(26,995)	(20,705)
Change in cash and cash equivalents	24,981	(2,220)
Cash and cash equivalents at beginning of period	38,682	61,469
Cash and cash equivalents at end of period	$63,663	$59,249

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the nine months ended September 30, 2024 and 2023.

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

Prospective Accounting Guidance

In November 2023, the Financial Accounting Standards Board issued guidance that requires expanded reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Retrospective application is required. The Company is currently evaluating the impact of this disclosure-only requirement. All other issued but not yet effective accounting and reporting standards as of September 30, 2024 are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2. Restricted Stock, Restricted Stock Units, and Stock Options

As of September 30, 2024, the Company has three equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan), the AMERISAFE 2012 Equity and Incentive Compensation Plan (the 2012 Incentive Plan) and the 2022 Equity and Incentive Compensation Plan (the 2022 Incentive Plan). In connection with the approval of the 2022 Incentive Plan by the Company’s shareholders at the annual meeting of shareholders in June 2022, no further grants will be made under the 2012 Incentive Plan. All grants made under the 2012 Incentive Plan will continue in effect, subject to the terms and conditions of the

2012 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding the Company’s incentive plans.

During the nine months ended September 30, 2024, the Company issued 12,993 shares of common stock to executive officers pursuant to vested performance awards and 3,270 restricted stock units to officers. During the nine months ended September 30, 2024, the Company awarded 12,110 shares of restricted common stock to non-employee directors. The market value of these shares totaled $1.2 million. During the nine months ended September 30, 2023, the Company issued 18,561 shares of common stock to executive officers pursuant to vested performance awards and 4,845 restricted stock units to officers. During the nine months ended September 30, 2023, the Company awarded 9,856 shares of restricted common stock to non-employee directors. The market value of these shares totaled $1.8 million.

The Company had no stock options outstanding as of September 30, 2024.

The Company recognized share-based compensation expense of $0.8 million in the quarter ended September 30, 2024 and $0.5 million in the same period in 2023. The Company recognized share-based compensation expense of $2.2 million in the nine months ended September 30, 2024 and $1.1 million in the same period in 2023.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$14,324	$9,961	$42,242	$42,927
Basic weighted average common shares	19,042,152	19,164,854	19,082,374	19,145,432
Basic earnings per common share	$0.75	$0.52	$2.21	$2.24
Diluted EPS:
Net income	$14,324	$9,961	$42,242	$42,927
Diluted weighted average common shares:
Weighted average common shares	19,042,152	19,164,854	19,082,374	19,145,432
Restricted stock and RSUs	70,951	58,734	74,602	72,174
Diluted weighted average common shares	19,113,103	19,223,588	19,156,976	19,217,606
Diluted earnings per common share	$0.75	$0.52	$2.21	$2.23

Note 4. Investments

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at September 30, 2024 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$387,702	$(35)	$387,667	$4,190	$(9,006)	$382,851
Corporate bonds	37,453	(100)	37,353	12	(1,094)	36,271
U.S. agency-based mortgage-backed securities	2,877	—	2,877	33	(81)	2,829
U.S. Treasury securities and obligations of U.S. government agencies	8,456	—	8,456	31	(101)	8,386
Asset-backed securities	17	(1)	16	—	—	16
Totals	$436,505	$(136)	$436,369	$4,266	$(10,282)	$430,353

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at September 30, 2024 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$147,821	$939	$(5,153)	$143,607	$—
Corporate bonds	151,114	3,404	(1,439)	153,079	—
U.S. agency-based mortgage-backed securities	4,702	—	(341)	4,361	—
U.S. Treasury securities and obligations of U.S. government agencies	14,858	—	(791)	14,067	—
Totals	$318,495	$4,343	$(7,724)	$315,114	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at September 30, 2024 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$36,020	$21,692	$—	$57,712
Total equity securities	$36,020	$21,692	$—	$57,712

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

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$47,290	$46,978	$64,129	$63,703
After one year through five years	115,402	112,425	136,854	131,396
After five years through ten years	113,949	110,703	114,990	110,814
After ten years	156,835	157,402	164,270	163,944
U.S. agency-based mortgage-backed securities	2,877	2,829	3,297	3,199
Asset-backed securities	16	16	35	36
Totals	$436,369	$430,353	$483,575	$473,092

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$17,898	$17,728	$25,995	$25,875
After one year through five years	104,803	103,134	106,178	102,201
After five years through ten years	73,094	73,199	82,664	80,911
After ten years	117,998	116,692	106,144	103,332
U.S. agency-based mortgage-backed securities	4,702	4,361	5,190	4,745
Totals	$318,495	$315,114	$326,171	$317,064

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2024:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
September 30, 2024
Available-for-Sale
States and political subdivisions	$61,392	$3,595	$21,334	$1,558	$82,726	$5,153
Corporate bonds	30,359	786	25,343	653	55,702	1,439
U.S. agency-based mortgage-backed securities	4,122	312	239	29	4,361	341
U.S. Treasury securities and obligations of U.S. government agencies	—	—	14,067	791	14,067	791
Total available-for-sale securities	$95,873	$4,693	$60,983	$3,031	$156,856	$7,724

At September 30, 2024, we held 132 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position.

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the quarter ended September 30, 2024.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at June 30, 2024	$36	$111	$—	$—	$2	$149
Provision for credit loss benefit	(1)	(11)	—	—	(1)	(13)
Balance at September 30, 2024	$35	$100	$—	$—	$1	$136

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the nine months ended September 30, 2024.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2023	$38	$142	$—	$—	$2	$182
Provision for credit loss benefit	(3)	(42)	—	—	(1)	(46)
Balance at September 30, 2024	$35	$100	$—	$—	$1	$136

The Company has established an allowance for credit losses on 436 held-to-maturity securities totaling $0.1 million. The majority of those securities were issued by states and political subdivisions (417 securities) and corporate bonds (16 securities).

The Company has no allowance for credit losses on investments classified as available-for-sale for the period ended September 30, 2024.

The credit rating used for held-to-maturity fixed income securities is the rating for each security as published by Moody’s, S&P, and Fitch to determine the probability of default. If there are two ratings, the lower rating is used. If there are three ratings, the median rating is used. If there is one rating, that rating is used. For corporate fixed income securities (given a rating), the probability of default comes from Moody’s annual study of corporate bond defaults published each February. The maximum maturity using the default rate is 20 years (any maturity greater than 20 years will use the 20-year rate). For municipal fixed income securities (given a rating), the probability of default comes from Moody’s study of municipal bond defaults published annually.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of September 30, 2024.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized Cost
	(in thousands)
AAA/AA/A ratings	$385,526	$13,367	$2,877	$8,456	$7	$410,233
Baa/BBB ratings	2,176	24,086	—	—	10	26,272
Total	$387,702	$37,453	$2,877	$8,456	$17	$436,505

Net realized gains in the quarter ended September 30, 2024 were $0.2 million resulting from the redemption of fixed maturity securities. Net realized gains in the quarter ended September 30, 2023 were $5.1 million resulting from the sale of equity and fixed maturity securities classified as available-for-sale.

Net realized losses in the nine months ended September 30, 2024 were $0.2 million resulting primarily from the sale of equity and fixed maturity securities classified as available-for-sale. Net realized gains in the nine months ended September 30, 2023 were $5.5 million resulting primarily from the sale of equity and fixed maturity securities classified as available-for-sale.

During the third quarter of 2024, we recognized through income $3.9 million of net unrealized gains on equity securities. During the third quarter of 2023, we recognized through income $7.3 million of net unrealized losses on equity securities.

During the nine months ended September 30, 2024, we recognized through income $8.6 million of net unrealized gains on equity securities. During the nine months ended September 30, 2023, we recognized through income $3.9 million of net unrealized losses on equity securities.

Investment income is recognized as it is earned. The discount or premium on fixed maturity securities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of September 30, 2024 and 2023, the Company had no valuation allowance against its deferred income tax assets and liabilities.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes primarily due to the impact of tax-exempt investment income and state income tax accruals.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for the periods ended September 30, 2024 and 2023.

Tax years 2021 through 2024 are subject to examination by the federal and state taxing authorities.

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

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Balance, beginning of period	$673,994	$696,037
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	119,746	112,555
Net balance, beginning of period	554,248	583,482
Add incurred related to:
Current accident year	144,931	143,003
Prior accident years	(25,166)	(31,195)
Total incurred	119,765	111,808
Less paid related to:
Current accident year	29,872	28,074
Prior accident years	102,082	104,602
Total paid	131,954	132,676
Net balance, end of period	542,059	562,614
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	121,427	121,734
Balance, end of period	$663,486	$684,348

The foregoing reconciliation reflects favorable development of the net reserves at September 30, 2024 and September 30, 2023. The favorable development reduced loss and loss adjustment expenses incurred by $25.2 million and $31.2 million in 2024 and 2023, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to two factors: (1) lower than expected severity of injuries in these accident years compared to our original and revised estimates; and (2) favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement. We believe the favorable case reserve development resulted primarily from an intensive claims management focus with the Company actively seeking to settle claims, leading to favorable development.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of period	$322	$338	$360	$372
Provision for credit loss expense (benefit)	8	5	(30)	(29)
Balance, end of period	$330	$343	$330	$343

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of period	$(9,560)	$(12,100)	$(7,194)	$(13,828)
Other comprehensive income (loss) before reclassification	6,914	(8,455)	4,411	(6,881)
Amounts reclassified from accumulated other comprehensive loss	(29)	192	108	346
Net current period other comprehensive income (loss)	6,885	(8,263)	4,519	(6,535)
Balance, end of period	$(2,675)	$(20,363)	$(2,675)	$(20,363)

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive loss to current period net income. The effects of reclassifications out of accumulated other comprehensive loss by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Nine Months Ended		Affected line item in the
Comprehensive Loss	September 30,		September 30,		statement of income
	2024	2023	2024	2023
	(in thousands)
Unrealized gains (losses) on debt securities, net of tax	$37	$(243)	$(136)	$(438)	Net realized gains (losses) on investments
	37	(243)	(136)	(438)	Income before income taxes
Unrealized gains (losses) on debt securities, net of tax	(8)	51	28	92	Income tax expense
	$29	$(192)	$(108)	$(346)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2024.

At September 30, 2024, assets measured at fair value on a recurring basis are summarized below:

	September 30, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$143,607	$—	$143,607
Corporate bonds	—	153,079	—	153,079
U.S. agency-based mortgage-backed securities	—	4,361	—	4,361
U.S. Treasury securities	14,067	—	—	14,067
Total securities available-for-sale—fixed maturity	14,067	301,047	—	315,114
Equity securities:
Domestic common stock	57,712	—	—	57,712
Total	$71,779	$301,047	$—	$372,826

At September 30, 2024, assets measured at amortized cost net of allowance for credit losses are summarized below:

	September 30, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$382,851	$—	$382,851
Corporate bonds	—	36,271	—	36,271
U.S. agency-based mortgage-backed securities	—	2,829	—	2,829
U.S. Treasury securities	8,386	—	—	8,386
Asset-backed securities	—	16	—	16
Total held-to-maturity	$8,386	$421,967	$—	$430,353

At December 31, 2023, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$131,895	$—	$131,895
Corporate bonds	—	166,753	—	166,753
U.S. agency-based mortgage-backed securities	—	4,745	—	4,745
U.S. Treasury securities	13,671	—	—	13,671
Total securities available-for-sale—fixed maturity	$13,671	$303,393	$—	$317,064
Equity securities:
Domestic common stock	57,147	—	—	57,147
Total	$70,818	$303,393	$—	$374,211

At December 31, 2023, assets measured at amortized cost net of allowance for credit losses are summarized below:

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$408,970	$—	$408,970
Corporate bonds	—	49,948	—	49,948
U.S. agency-based mortgage-backed securities	—	3,199	—	3,199
U.S. Treasury securities	10,939	—	—	10,939
Asset-backed securities	—	36	—	36
Total held-to-maturity	$10,939	$462,153	$—	$473,092

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of September 30, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$436,369	$430,353	$483,575	$473,092
Fixed maturity securities—available-for-sale	315,114	315,114	317,064	317,064
Equity securities	57,712	57,712	57,147	57,147
Short-term investments	26,337	26,337	—	—
Cash and cash equivalents	63,663	63,663	38,682	38,682

Note 9. Treasury Stock

The Company’s Board of Directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. As of September 30, 2024, $5.3 million was available for future purchases. Repurchases of shares may be made pursuant to pre-established trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

During the three months ended September 30, 2024, 21,586 shares were purchased for $1.0 million, or an average price of $46.79 per share, including commissions and excise tax. During the nine months ended September 30, 2024, 113,411 shares were purchased for $5.1 million, or an average price of $45.16 per share, including commissions and excise tax. During the three and nine months ended September 30, 2023, no shares were purchased.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
July 1, 2024 to July 31, 2024	—	$—	—	$6,330
August 1, 2024 to August 31, 2024	21,586	46.79	21,586	5,320
September 1, 2024 to September 30, 2024	—	—	—	5,320
Total	21,586		21,586

(1) Average price paid per share includes commissions and excise tax.

Note 10. Subsequent Events

On October 22, 2024, the Company’s Board of Directors declared a special cash dividend of $3.00 per share and a regular cash dividend of $0.37 per share, payable on December 13, 2024 to shareholders of record as of December 6, 2024. The Board considers the payment of a regular cash dividend each calendar quarter.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed with a discussion of our results of operations for the three and nine months ended September 30, 2024 and 2023. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. Our cash flows and financial condition are discussed under the caption “Liquidity and Capital Resources.”

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

We actively market our insurance in 27 states through independent agencies (including retail and wholesale brokers and agents), as well as through our wholly owned insurance agency subsidiary. We are also licensed in an additional 20 states, the District of Columbia, and the U.S. Virgin Islands.

Critical Accounting Policies

Understanding our accounting policies is key to understanding our financial statements. Management considers some of these policies to be very important to the presentation of our financial results because they require us to make significant estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Some of the estimates result from judgments that can be subjective and complex and, consequently, actual results in future periods might differ from these estimates.

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, credit losses on investment securities, and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$74,940	$70,840	$231,442	$225,031
Net premiums earned	67,050	66,634	204,129	201,413
Net investment income	7,485	8,105	22,298	23,262
Total revenues	78,695	72,640	235,014	226,737
Total expenses	60,902	60,313	182,732	173,307
Net income	14,324	9,961	42,242	42,927
Diluted earnings per common share	$0.75	$0.52	$2.21	$2.23
Other Key Measures
Net combined ratio (1)	90.9%	90.6%	89.6%	86.1%
Return on average equity (2)	18.6%	11.8%	18.6%	17.5%
Book value per share (3)	$16.50	$17.51	$16.50	$17.51

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

Consolidated Results of Operations for Three Months Ended September 30, 2024 Compared to September 30, 2023

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2024 were $74.9 million, compared to $70.8 million for the same period in 2023, an increase of 5.8%. The increase was attributable to a $5.5 million increase in annual premiums on voluntary policies written during the period partially offset by a $1.6 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2024 were $71.0 million, compared to $66.7 million for the same period in 2023, an increase of 6.4%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.6% for the third quarter of 2024 compared to 5.8% for the third quarter of 2023. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2024 reinsurance treaties. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Net Premiums Earned. Net premiums earned for the third quarter of 2024 were $67.1 million, compared to $66.6 million for the same period in 2023, an increase of 0.6%. The increase was primarily attributable to the increase in net premiums written during the period.

Net Investment Income. Net investment income for the quarter ended September 30, 2024 was $7.5 million, compared to $8.1 million for the same period in 2023, a decrease of 7.6%. The decrease was due to lower average invested asset balances in the period compared to prior year. Average invested assets, including cash and cash equivalents, were $893.3 million in the quarter ended September 30, 2024 compared to an average of $961.2 million for the same period in 2023, a decrease of 7.1%. The pre-tax investment yield on our investment portfolio was 3.4% per annum during the quarters ended September 30, 2024 and 2023. The tax-equivalent yield on our investment portfolio was 3.8% per annum for the quarters ended September 30, 2024 and 2023. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended September 30, 2024 were $0.2 million compared to net realized gains of $5.1 million for the same period in 2023. Net realized gains in the third quarter of 2024 were mostly attributable to the redemption of fixed maturity securities. Net realized gains in the third quarter of 2023 were mostly attributable to sales of equity and fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. The market value of our equity securities increased by $3.9 million for the three months ended September 30, 2024 compared to a decrease of $7.3 million for the same period in 2023.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $39.2 million for the three months ended September 30, 2024, compared to $37.2 million for the same period in 2023, an increase of $2.0 million, or 5.4%. The current accident year loss and LAE incurred were $47.6 million compared to $47.3 million for the same period in 2023. Our initial estimate of the loss and LAE ratio for accident year 2024 remains unchanged at 71.0% of net premiums earned, consistent with the estimate initially set for accident year 2023, and is based on long-term claim frequency and severity trends, as well as medical inflation. We recorded favorable prior accident year development of $8.5 million in the third quarter of 2024, compared to favorable prior accident year development of $10.2 million in the same period of 2023, as further discussed below in “Prior Year Development.” Our net loss ratio was 58.4% in the third quarter of 2024, compared to 55.8% for the same period of 2023.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2024 were $21.3 million, compared to $22.4 million for the same period in 2023. This decrease was primarily due to a $1.6 million decrease in profit sharing reinsurance commission recorded in prior year partially offset by a $0.7 million increase in compensation expense. Our expense ratio was 31.7% in the third quarter of 2024 compared to 33.6% in the third quarter of 2023.

Income Tax Expense. Income tax expense for the three months ended September 30, 2024 was $3.5 million, compared to $2.4 million for the same period in 2023. The effective tax rate for the Company for quarter ended September 30, 2024 was 19.5% compared to 19.2% in the third quarter of 2023. The increase in the effective tax rate is due to a lower proportion of income from tax-exempt investments for the three months ended September 30, 2024 compared with the same period of 2023.

Consolidated Results of Operations for Nine Months Ended September 30, 2024 Compared to September 30, 2023

Gross Premiums Written. Gross premiums written for the nine months ended September 30, 2024 were $231.4 million, compared to $225.0 million for the same period in 2023, an increase of 2.8%. The increase was attributable to a $7.1 million increase in annual premiums on voluntary policies written during the period and a $0.9 million increase in residual market premiums. These increases were partially offset by a $1.5 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2024 were $219.5 million, compared to $212.8 million for the same period in 2023, an increase of 3.2%. The increase was primarily attributable to an increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.5% for the first nine months of 2024 compared to 5.7% in the same period of 2023. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2024 reinsurance treaties. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Net Premiums Earned. Net premiums earned for the nine months ended September 30, 2024 were $204.1 million, compared to $201.4 million for the same period in 2023, an increase of 1.3%. The increase was primarily attributable to the increase in net premiums written during the period.

Net Investment Income. Net investment income for the first nine months of 2024 was $22.3 million, compared to $23.3 million for the same period in 2023, a decrease of 4.1%. The decrease was due to lower average invested asset balances in the period compared to prior year as well as lower investment yields on fixed income securities and cash balances compared to prior year. Average invested assets, including cash and cash equivalents were $895.5 million in the nine months ended September 30, 2024 compared to an average of $962.1 million in the same period in 2023, a decrease of 6.9%. The pre-tax investment yield on our investment portfolio was 3.3% per annum during the nine months ended September 30, 2024 and 2023. The tax-equivalent yield on our investment portfolio was 3.8% per annum for the first nine months of 2024 and 2023. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the nine months ended September 30, 2024 were $0.2 million compared to net realized gains of $5.5 million for the same period in 2023. Net realized losses in the first nine months of 2024 were attributable to the sale of equity and fixed maturity securities classified as available-for-sale. Net realized gains in the first nine months of 2023 were attributable to the sale of equity securities.

Net Unrealized Gains (Losses) on Equity Securities. The market value of our equity securities increased by $8.6 million for the nine months ended September 30, 2024 compared to a decrease of $3.9 million for the same period in 2023.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $119.8 million for the nine months ended September 30, 2024, compared to $111.8 million for the same period in 2023, an increase of $8.0 million, or 7.1%. The current accident year loss and LAE incurred were $144.9 million compared to $143.0 million for the same period in 2023. Our initial estimate of the loss and LAE ratio for accident year 2024 remains unchanged at 71.0% of net premiums earned, consistent with the estimate initially set for accident year 2023, and is based on long-term claim frequency and severity trends, as well as medical inflation. We recorded favorable prior accident year development of $25.2 million in the first nine months of 2024, compared to favorable prior accident year development of $31.2 million in the same period of 2023, as further discussed below in “Prior Year Development.” Our net loss ratio was 58.7% in the first nine months of 2024, compared to 55.5% for the same period of 2023.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2024 were $60.4 million, compared to $59.3 million for the same period in 2023, an increase of 1.8%. This increase was primarily due to an increase in compensation expense of $2.2 million, a decrease in profit sharing reinsurance commission of $0.8 million and an increase in professional fees of $0.4 million. Offsetting these amounts were a decrease in insurance related assessments of $1.6 million and a $0.5 million decrease in taxes and fees. Our expense ratio was 29.6% in the first nine months of 2024 compared to 29.5% for the same period of 2023.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2024 was $10.0 million, compared to $10.5 million for the same period in 2023. The effective tax rate for the Company decreased to 19.2% for the nine months ended September 30, 2024 from 19.7% for the nine months ended September 30, 2023. The decrease in the effective tax rate is due to a higher proportion of income from tax-exempt investments for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $13.4 million for the nine months ended September 30, 2024, which represented a $12.5 million decrease from $25.9 million in net cash provided by operating activities for the nine months ended September 30, 2023. This decrease in operating cash flow was due to a $12.8 million decrease in reinsurance recoveries, a $2.3 million increase in underwriting expenses paid, a $2.1 million decrease in net investment income and a $0.8 million increase in federal taxes paid. Partially offsetting these decreases were a $2.9 million increase in premium collections, a $1.8 million decrease in losses paid and a $0.6 million decrease in dividends paid to policyholders.

Net cash provided by investing activities was $38.6 million for the nine months ended September 30, 2024, compared to net cash used in investment activities of $7.4 million for the same period in 2023. Cash provided by sales and maturities of investments totaled $125.8 million for the nine months ended September 30, 2024, compared to $116.4 million for the same period in 2023. A total of $86.4 million in cash was used to purchase investments in the nine months ended September 30, 2024, compared to $123.3 million in purchases for the same period in 2023. A total of $0.8 million in cash was used to purchase property and equipment in the nine months ended September 30, 2024 compared to $0.5 million for the same period in 2023.

Net cash used in financing activities in the nine months ended September 30, 2024 was $27.0 million compared to net cash used in financing activities of $20.7 million for the same period in 2023. In the nine months ended September 30, 2024, $21.3 million of cash was used for dividends paid to shareholders compared to $19.7 million in the same period of 2023. In the nine months ended September 30, 2024, there were repurchases of outstanding shares of our common stock of $5.1 million compared to none for the same period in 2023. Share-based compensation related payroll tax withholding was $0.5 million in the nine months ended September 30, 2024 compared to $0.9 million in the same period in 2023.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, totaled $899.2 million at September 30, 2024, an increase of 0.3% from December 31, 2023. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity. Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale are reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2024, is shown in the following table:

	Carrying Amount	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$387,667	43.1%
Corporate bonds	37,353	4.2%
U.S. agency-based mortgage-backed securities	2,877	0.3%
U.S. Treasury securities and obligations of U.S. government agencies	8,456	0.9%
Asset-backed securities	16	—
Total fixed maturity securities—held-to-maturity	436,369	48.5%
Fixed maturity securities—available-for-sale:
States and political subdivisions	143,607	16.0%
Corporate bonds	153,079	17.0%
U.S. agency-based mortgage-backed securities	4,361	0.5%
U.S. Treasury securities and obligations of U.S. government agencies	14,067	1.6%
Total fixed maturity securities—available-for-sale	315,114	35.1%
Equity securities	57,712	6.4%
Short-term investments	26,337	2.9%
Cash and cash equivalents	63,663	7.1%
Total investments, including cash and cash equivalents	$899,195	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year development of $8.5 million in the three months ended September 30, 2024. The table below sets forth the favorable development for the three and nine months ended September 30, 2024 and 2023 for accident years 2019 through 2023 and, collectively, for all accident years prior to 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)
Accident Year
2023	$—	$—	$—	$—
2022	0.5	—	1.8	—
2021	0.8	2.9	2.2	4.4
2020	1.3	2.4	4.8	5.1
2019	0.9	1.4	2.4	7.3
Prior to 2019	5.0	3.5	14.0	14.4
Total net development	$8.5	$10.2	$25.2	$31.2

The table below sets forth the number of open claims as of September 30, 2024 and 2023, and the number of claims reported and closed during the three and nine months then ended.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Open claims at beginning of period	3,888	4,160	4,003	4,275
Claims reported	1,052	1,121	2,940	3,059
Claims closed	(1,032)	(1,059)	(3,035)	(3,112)
Open claims at end of period	3,908	4,222	3,908	4,222

The number of open claims at September 30, 2024 decreased by 314 claims as compared to the number of open claims at September 30, 2023. At September 30, 2024, our incurred amounts for certain accident years, primarily 2017 through 2022, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of September 30, 2024, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of September 30, 2024, we had repurchased a total of 1,682,851 shares of our outstanding common stock for $42.0 million. There were 21,586 shares repurchased during the three months ended September 30, 2024 at a total cost of $1.0 million or an average price of $46.79, including commissions and excise tax. During the three months ended September 30, 2023, there were no shares repurchased. The Company had $5.3 million available for future purchases at September 30, 2024 under this program. The purchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future purchases will be funded from available capital.

Item 5. Other Information.

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2024.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Anastasios Omiridis filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Anastasios Omiridis filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

October 25, 2024	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

October 25, 2024	/s/ Anastasios Omiridis
Anastasios Omiridis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)