Form 10-K
period 2024-12-31
AMERISAFE INC
filed 2025-02-28
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $823.8 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of February 14, 2025, there were 19,050,315 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2025 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical facts. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “could,” “to be,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements.

Forward-looking statements address matters that involve risks and uncertainties. Forward-looking statements are not guarantees of future performance. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those expressed or implied in these statements. We believe that these factors include, but are not limited to, the following:

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
•
in the industries we target, a decreased level of business activity of our policyholders caused by downturn in business activity generally;
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
•
the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and
•
other risks and uncertainties described in more detail under the heading "Risk Factors" in Item 1A of this report and from time to time in the Company’s other filings with the Securities and Exchange Commission (SEC).

The foregoing factors should not be construed as exhaustive and should be read together with the other risks described in this report, including, but not limited to, under the captions “Business” in Item 1, “Risk Factors” in Item 1A , “Cybersecurity” in Item 1C, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Investors are cautioned that many of the assumptions upon which these forward-looking statements are based are likely to change after the date the forward-looking statements are made. The Company undertakes no obligation to update or revise any forward-looking statements, which speak only as of the date made, notwithstanding any changes in its assumptions, actual experience or other changes that arise after the date of this report.

PART I

Item 1. Business.

Overview

We are a specialty provider of workers’ compensation insurance focused on small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, maritime, and telecommunications. Since commencing operations in 1986, we have gained significant experience underwriting the complex workers’ compensation exposures inherent in these industries. We provide coverage to employers under state and federal workers’ compensation laws. These laws prescribe wage replacement and medical care benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our workers’ compensation insurance policies provide benefits to injured employees for, among other things, temporary or permanent disability, death and medical and hospital expenses. The benefits payable and the duration of those benefits are set by state or federal law. The benefits vary by jurisdiction, the nature and severity of the injury and the wages of the employee. The employer, who is the policyholder, pays the premiums for coverage.

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

We believe that the higher rates typically paid by our policyholders, together with our disciplined underwriting, safety, claims, and audit services, provide us with the opportunity to earn attractive returns on equity.

We are an insurance holding company, incorporated in Texas in 1985. We began operations in 1986 by focusing on workers’ compensation insurance for logging contractors in the southeast U.S. Beginning in 1994, we expanded our focus to include the other hazardous industries we serve today. Two of our three insurance subsidiaries, American Interstate Insurance Company (AIIC) and Silver Oak Casualty, Inc. (SOCI), are domiciled in Nebraska. Our other insurance subsidiary, American Interstate Insurance Company of Texas (AIICTX), is domiciled in Texas. All three insurance subsidiaries carry an A.M. Best rating of “A” (Excellent).

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries. We have extensive experience insuring employers engaged in hazardous industries and have a history of profitably underwriting these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater employer loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 94.2% in 2024.

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

Specialized Underwriting Expertise. Based on our 39-year history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools that support our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new and renewal business. We do not delegate underwriting authority to agencies, marketers or to any other third parties that sell our insurance.

Comprehensive Safety Services. We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention, and encourage safer workplaces by deploying experienced field safety professionals (FSPs) to our policyholders’ worksites. In 2024, 92.5% of our new voluntary business policyholders had pre-quotation safety inspections. Additionally, we perform periodic on-site safety surveys for our voluntary business policyholders.

Proactive Claims Management. Our employees manage substantially all of our claims in-house, utilizing intensive claims management practices that emphasize a personalized approach, as well as quality, cost-effective medical treatment. As of December 31, 2024, open indemnity claims per field case manager (FCM) averaged 44 claims, which we believe is significantly less than the industry average. We also believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation and more rapidly close claims, all of which ultimately lead to lower overall claim costs.

Efficient Operating Platform. Through cost management initiatives, we maintain one of the more efficient operations in the workers’ compensation industry. In 2024, our expense ratio was 29.6%. We believe that our expense ratio is generally lower than that of our competitors, which gives us a greater opportunity to generate underwriting profit.

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

Increase Market Penetration. Based on data received from the National Association of Insurance Commissioners (NAIC) we do not have more than 4.2% of the market share in any state we serve. As a result, we believe we have the opportunity to increase market penetration in each of the states in which we currently operate. Competition in our target markets is fragmented by state, employer size and industry. We believe that our specialized underwriting expertise, use of data, and safety, claims and audit services position us to profitably increase our market share in our existing principal markets, with minimal increase in field service employees.

Prudent and Opportunistic Geographic Expansion. While we actively market our insurance in 27 states, 51.5% of our voluntary in-force premiums were generated in the six states where we derived 5.0% or more of our gross premiums written in 2024. We are licensed in an additional 20 states, the District of Columbia and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets if and when we decide it is prudent to do so.

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

Workers’ compensation was the seventh-largest property and casualty insurance line in the U.S. in 2023, according to the National Council on Compensation Insurance, Inc. (the NCCI). Direct premiums written in 2023 for the workers’ compensation insurance industry were $58 billion, and direct premiums written for the property and casualty industry as a whole were $969 billion. According to the most recent market data reported by the NCCI, which is the official rating bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business were $19 billion.

Policyholders

As of December 31, 2024, we had more than 9,300 voluntary business policyholders. As of December 31, 2024, our ten largest voluntary business policyholders accounted for 2.3% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 94.2% in 2024, 94.1% in 2023, and 93.8% in 2022.

In addition to our voluntary workers’ compensation business, we assume reinsurance premiums from mandatory pooling arrangements, and prior to 2023, we underwrote workers’ compensation policies for employers assigned to us, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. Prior to 2023, our assigned risk business fulfilled our statutory obligation to participate in residual market plans in three states. Beginning in 2023, the Company participated in the mandatory pooling arrangements in these states instead of the assigned risk business. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2024, our assumed premiums from mandatory pooling arrangements accounted for 2.9% of our gross premiums written.

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

Manufacturing. Includes a diverse group of businesses such as the production of goods for use or sale using labor and machines, tools, and chemical and biological processing or formulation.

Maritime. Includes ship building and repair, pier and marine construction, inter-coastal construction, and stevedoring (which is the process of loading cargo onto and unloading cargo from vessels at port).

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
•
Assigned Risk Business. Includes direct premiums from workers’ compensation insurance policies that we issue to employers assigned to us under residual market programs implemented by some of the states in which we operate. Beginning in 2023, the Company participated in the mandatory pooling arrangements instead of the assigned risk business.
•
Assumed Premiums. Includes premiums from our participation in mandatory pooling arrangements under residual market programs implemented by some of the states in which we operate.

Gross premiums written during the years ended December 31, 2024, 2023 and 2022, and the allocation of those premiums among the hazardous industries we target are presented in the table below.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2024	2023	2022	2024	2023	2022
	(in thousands)
Voluntary business:
Construction	$138,464	$135,758	$123,748	47.1%	47.6%	44.8%
Trucking	35,130	36,173	39,785	11.9%	12.7%	14.4%
Logging and Lumber	25,492	26,879	28,388	8.7%	9.4%	10.3%
Agriculture	17,702	16,985	15,593	6.0%	5.9%	5.6%
Manufacturing	16,038	16,205	14,245	5.5%	5.7%	5.2%
Maritime	12,956	5,122	7,409	4.4%	1.8%	2.7%
Telecommunications	5,264	6,582	7,122	1.8%	2.3%	2.6%
Other	34,737	33,601	29,936	11.8%	11.8%	10.8%
Total voluntary business	285,783	277,305	266,226	97.2%	97.2%	96.4%
Assigned risk business	(221)	432	3,063	-0.1%	0.1%	1.1%
Assumed premiums	8,582	7,618	6,821	2.9%	2.7%	2.5%
Total	$294,144	$285,355	$276,110	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 47 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with 14.7% or less of our gross premiums written in 2024 derived from any one state. The table below identifies, for the years ended December 31, 2024, 2023 and 2022, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the three years presented.

	Percentage of Gross Premiums Written Year Ended December 31,
State	2024	2023	2022
Florida	14.7%	13.4%	11.8%
Georgia	10.3%	10.9%	11.0%
Pennsylvania	7.2%	7.6%	7.8%
Illinois	6.6%	5.1%	4.5%
Louisiana	6.0%	7.5%	8.2%
North Carolina	5.9%	5.9%	6.9%
Texas	3.9%	2.6%	2.4%
Wisconsin	3.8%	4.3%	4.3%
Virginia	3.7%	3.7%	4.1%
Alaska	3.4%	3.0%	3.2%
Minnesota	3.1%	3.2%	3.7%
South Carolina	3.0%	3.3%	3.6%
Alabama	2.9%	2.8%	3.2%
Total	74.5%	73.3%	74.7%

Sales and Marketing

We sell our workers’ compensation insurance through independent agencies (including retail and wholesale brokers and agents). As of December 31, 2024, our insurance was sold through more than 1,700 independent agencies and our wholly-owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 31 states. We are selective in establishing and maintaining relationships with independent agencies. We seek to do business with those agencies that provide quality application flow from companies operating in our target industries and classes that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2024, independent agencies accounted for 98.4% of our voluntary in-force premiums. No single independent agency accounted for more than 2.0% of our voluntary in-force premiums at that date.

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

Our underwriting department reviews the application to determine if the application meets our underwriting criteria and whether all required information has been provided. If additional information is required, the underwriting department requests additional information from the agency submitting the application. Once this initial review process is complete, our underwriting department requests that a pre-quotation safety inspection be performed in most cases. In 2024, 92.5% of our new voluntary business policyholders were inspected prior to our offering a premium quote.

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

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our FSPs typically travel to employers’ worksites to perform these safety inspections. These initial inspections allow our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2024, 92.5% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policies were not pre-quote inspected for a variety of reasons, including instances where the prospective policyholder was previously insured by us or previously inspected by us.

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

Following notification of a workplace injury, an FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided. The FCM will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2024, we averaged 44 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our 39 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to our voluntary business, but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

The case incurred amount varies over time due to uncertainties with respect to medical treatment and outcome, length and degree of disability, recurrence of injury, employment availability and wage levels and judicial determinations. As changes occur, the case incurred amount is adjusted. The initial estimate of the case incurred amount can vary significantly from the amount ultimately paid, especially in circumstances involving severe injuries with comprehensive medical treatment. Changes in case incurred amounts are an important component of our historical claim data.

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

In establishing reserves, we rely on the analysis of the approximate 240,000 claims in our 39-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.

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

As of December 31, 2024, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $538.6 million, which includes $13.0 million in reserves for mandatory pooling arrangements as reported by the pool administrators. The estimate of our ultimate liability was derived from the process and methodology described above, which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates. We view our estimate of loss and DCC expenses as the most significant component of our reserve for loss and loss adjustment expenses.

Additional information regarding our reserve for unpaid loss and loss adjustment expenses (LAE) as of December 31, 2024, 2023, and 2022 is set forth below:

	2024	2023	2022
	(in thousands)
Gross case loss and DCC reserves	$523,695	$535,116	$559,570
AO reserves	20,299	19,117	17,589
Gross IBNR reserves	107,315	119,761	118,878
Gross unpaid loss, DCC and AO reserves	651,309	673,994	696,037
Reinsurance recoverables on unpaid loss and LAE	(112,742)	(119,746)	(112,555)
Net unpaid loss, DCC and AO reserves	$538,567	$554,248	$583,482

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by an increase and decrease of 30%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2024 data, are summarized below.

		Resultant Change in Net Loss and DCC Reserve
Change in Paid LDFs	Change in Incurred LDFs	Amount ($)	Percentage
		(in thousands)
30% increase	30% increase	21,105	4.2%
30% increase	No change	—	(—)%
30% increase	30% decrease	(20,780)	(4.1)%
No change	30% increase	21,105	4.2%
No change	30% decrease	(20,780)	(4.1)%
30% decrease	30% increase	21,105	4.2%
30% decrease	No change	—	(—)%
30% decrease	30% decrease	(20,780)	(4.1)%

For our paid and incurred weighted severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by an increase and decrease of 300 basis points. The results of this sensitivity analysis, using December 31, 2024 data, are summarized below.

	Resultant Change in Net Loss and DCC Reserve
Change in Severity Trend	Amount ($)	Percentage
	(in thousands)
300 basis point increase	27,265	5.4%
300 basis point decrease	(23,509)	(4.7)%

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2024, 2023 and 2022, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Balance, beginning of period	$673,994	$696,037	$745,278
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	119,746	112,555	119,266
Net balance, beginning of period	554,248	583,482	626,012
Add incurred related to:
Current accident year	192,153	189,659	192,907
Prior accident years	(34,886)	(41,396)	(40,591)
Total incurred	157,267	148,263	152,316
Less paid related to:
Current accident year	52,869	47,207	50,954
Prior accident years	120,079	130,290	143,892
Total paid	172,948	177,497	194,846
Net balance, end of period	538,567	554,248	583,482
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	112,742	119,746	112,555
Balance, end of period	$651,309	$673,994	$696,037

Our gross reserves for loss and loss adjustment expenses of $651.3 million as of December 31, 2024 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2024, we had 3,798 open claims, with an average of $171,487 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2024, 3,827 new claims were reported, and 4,032 claims were closed.

In 2024, our gross reserves decreased to $651.3 million from $674.0 million at December 31, 2023. The decrease in reserves was attributable primarily to favorable development from prior accident years. In 2024, we recognized $34.9 million of favorable development for prior accident years. As of December 31, 2023, we had 4,003 open claims, with an average of $168,372 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2023, 3,948 new claims were reported, and 4,220 claims were closed.

In 2023, our gross reserves decreased to $674.0 million from $696.0 million at December 31, 2022. The decrease in reserves was attributable primarily to favorable development of $41.4 million from prior accident years. As of December 31, 2022, we had 4,275 open claims, with an average of $162,816 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2022, 4,104 new claims were reported, and 4,423 claims were closed.

Loss Development

The table below shows the net loss development for business written each year from 2014 through 2024. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a generally accepted accounting principles (GAAP) basis.

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 2014, it was estimated that $628.3 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 2014, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $628.3 million as of December 31, 2014, by December 31, 2024 (ten years later) $310.5 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2014.

The “gross cumulative redundancy (deficiency)” represents, as of December 31, 2024, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(in thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$628,268	$653,175	$664,520	$686,956	$691,193	$677,544	$654,854	$626,012	$583,482	$554,248	$538,567
Net reserve estimated as of:
One year later	580,454	601,868	629,750	641,360	626,192	614,060	592,937	585,421	542,086	519,362
Two years later	529,149	567,098	584,149	576,358	562,709	552,143	552,345	544,024	507,200
Three years later	504,437	530,582	528,659	527,722	514,889	517,763	518,432	511,928
Four years later	484,964	498,494	494,513	498,173	493,631	491,301	490,020
Five years later	467,382	473,137	473,097	485,768	475,184	469,239
Six years later	451,232	458,115	464,296	470,837	456,159
Seven years later	440,039	450,531	451,432	453,357
Eight years later	433,298	440,705	436,802
Nine years later	425,002	427,282
Ten years later	413,636
Net cumulative redundancy	$214,632	$225,893	$227,718	$233,599	$235,034	$208,305	$164,833	$114,084	$76,282	$34,886
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	135,711	135,601	129,937	138,593	131,108	129,803	137,348	143,892	130,290	120,079
Two years later	203,855	202,063	202,928	205,705	199,284	207,382	203,243	214,641	189,753
Three years later	240,098	247,751	241,165	247,609	242,983	245,749	244,417	246,598
Four years later	267,143	272,144	268,049	271,213	267,293	270,359	261,784
Five years later	279,944	289,001	282,368	286,865	283,863	278,997
Six years later	293,197	298,074	290,057	299,720	288,403
Seven years later	299,782	303,762	300,918	301,861
Eight years later	304,276	310,185	301,951
Nine years later	309,450	310,269
Ten years later	310,544
Net reserve— December 31	$628,268	$653,175	$664,520	$686,956	$691,193	$677,544	$654,854	$626,012	$583,482	$554,248	$538,567
Reinsurance recoverables	59,334	64,858	78,256	84,889	107,216	95,343	105,707	119,266	112,555	119,746	112,742
Gross reserve— December 31	$687,602	$718,033	$742,776	$771,845	$798,409	$772,887	$760,561	$745,278	$696,037	$673,994	$651,309
Net re-estimated reserve	$413,636	$427,282	$436,802	$453,357	$456,159	$469,239	$490,020	$511,928	$507,200	$519,362
Re-estimated reinsurance recoverables	41,202	42,200	46,877	58,129	61,093	71,826	77,979	102,132	100,033	103,954
Gross re-estimated reserve	$454,838	$469,482	$483,679	$511,486	$517,252	$541,065	$567,999	$614,060	$607,233	$623,316
Gross cumulative redundancy	$232,764	$248,551	$259,097	$260,359	$281,157	$231,822	$192,562	$131,218	$88,804	$50,678

Investments

We derive net investment income from our invested assets. As of December 31, 2024, the carrying value of our investment portfolio, including cash and cash equivalents, was $832.8 million and the fair value of the portfolio was $819.5 million.

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

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the effective interest rate for the year ended December 31, 2024 based on the carrying value of each category as of December 31, 2024:

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$368,026	44.2%	2.3%
Corporate bonds	33,763	4.1%	0.5%
U.S. agency-based mortgage-backed securities	2,781	0.3%	1.6%
U.S. Treasury securities and obligations of U.S. Government agencies	8,478	1.0%	1.3%
Asset-backed securities	13	0.0%	5.9%
Total fixed maturity securities—held-to-maturity	413,061	49.6%	1.6%
Fixed maturity securities—available-for-sale:
State and political subdivisions	148,206	17.8%	1.1%
Corporate bonds	141,535	17.0%	3.6%
U.S. agency-based mortgage-backed securities	4,059	0.5%	1.6%
U.S. Treasury securities and obligations of U.S. Government agencies	13,950	1.7%	1.0%
Total fixed maturity securities—available-for-sale	307,750	37.0%	1.5%
Equity securities	58,629	7.0%	1.4%
Short-term investments	9,338	1.1%	0.2%
Cash and cash equivalents	44,045	5.3%	4.4%
Total investments, including cash and cash equivalents	$832,823	100.0%	3.5%

As of December 31, 2024, our fixed maturity securities had a carrying value of $720.8 million, which represented 86.6% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2024, the pre-tax investment yield of our investment portfolio was 3.4% per annum.

The gross unrealized gains and losses on, and the cost or amortized cost and fair value of, our investment portfolio as of December 31, 2024 are summarized as follows:

	Cost or Amortized Cost	Allowance for Credit Losses	Cost or Amortized Cost Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities, held-to-maturity	$413,177	$(116)	$413,061	$1,838	$(15,178)	$399,721
Fixed maturity securities, available-for-sale	318,975	—	318,975	1,396	(12,621)	307,750
Equity securities	36,020	—	36,020	22,609	—	58,629
Totals	$768,172	$(116)	$768,056	$25,843	$(27,799)	$766,100

As of December 31, 2024, municipal bonds with maturities greater than one year made up 62.0% of our investment portfolio, including cash and cash equivalents. The investments in Louisiana result from companies being allowed an investment credit against Louisiana premium taxes for varying levels of Louisiana assets. The table below summarizes the top five geographic exposures as of December 31, 2024.

	Carrying Value	Percentage of Municipal Portfolio	Percentage of Total Portfolio
	(in thousands)
Texas	68,902	13.3%	8.3%
Louisiana	$65,873	12.8%	7.9%
Arkansas	57,079	11.1%	6.9%
Florida	38,214	7.4%	4.6%
Wisconsin	25,998	5.0%	3.1%
Other	260,166	50.4%	31.2%
	$516,232	100.0%	62.0%

The table below summarizes the credit quality of our investment portfolio, excluding our equity holdings, as of December 31, 2024, as determined by the middle rating of Moody’s, Standard and Poor’s, and Fitch. If there are two ratings, the lower rating is used.

Credit Rating	Percentage of Total Carrying Value
“AAA”	13.4%
“AA”	57.0%
“A”	14.8%
“BBB”	14.8%
“BB and below”	0.0%
“Unrated securities”	0.0%
Total	100.0%

As of December 31, 2024, the average composite rating of our investment portfolio, excluding our equity holdings, was “AA-”.

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2024.

	As of December 31, 2024
Maturity:	Carrying Value	Percentage
	(in thousands)
Within one year	$73,109	10.1%
After one year through five years	188,587	26.2%
After five years through ten years	183,801	25.5%
After ten years	268,461	37.2%
U.S. agency-based mortgage-backed securities	6,840	1.0%
Asset-backed securities	13	0.0%
Total	$720,811	100.0%

Reinsurance

We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Reinsurance involves an insurance company transferring or ceding a portion of the exposure on a risk to a reinsurer. The reinsurer assumes the exposure in return for a portion of our premium. The cost and limits of reinsurance we purchase can vary from year to year based upon the availability of quality reinsurance at an acceptable price and our desired level of retention. Retention refers to the amount of risk that we retain for our own account. Under excess of loss reinsurance, covered losses in excess of the retention level up to the limit of the program are paid by the reinsurer. Our excess of loss reinsurance is written in layers, in which our reinsurers accept a band of coverage up to a specified amount. Any liability exceeding the limit of the program reverts to us as the ceding company. Reinsurance does not legally discharge us from primary liability for the full amount due under our policies. However, our reinsurers are obligated to indemnify us to the extent of the coverage provided in our reinsurance agreements.

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

2025 Excess of Loss Reinsurance Treaty Program

Our reinsurance treaty program consists of four layers of coverage and provides us with reinsurance coverage for each loss occurrence up to $100.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. In a multi-claimant loss occurrence, the reinsurance coverage for any one individual claimant is limited to a maximum of $20.0 million, subject to applicable deductibles, retentions and aggregate limits.

The first layer is a multi-year treaty that applies to losses incurred through December 31, 2025. The other layers are renewed annually. Effective January 1, 2025, we renewed our excess of loss reinsurance treaty program which provides coverage through December 31, 2025.

Our retention is $2.0 million for each loss occurrence. Losses in the first layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty. Our second layer of reinsurance provides $10.0 million in coverage for each loss occurrence in excess of $10.0 million. Our third layer of reinsurance provides $60.0 million in coverage for each loss occurrence in excess of $20.0 million. Our fourth layer of reinsurance provides $20.0 million in coverage for each loss occurrence in excess of $80.0 million. The layers over $10.0 million provide coverage for terrorism including the use and/or dispersal of nuclear, biological, chemical and radiological agents with an annual aggregate limit of $90.0 million. The aggregate limit for all other claims under all layers is $180.0 million.

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

We have 26 reinsurers participating in our reinsurance treaty program in 2025. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or letters of credit. If security is required because of a ratings downgrade, the form of security must be mutually agreed to between the reinsurer and us.

The table below sets forth the reinsurers participating in our 2025 reinsurance program:

Reinsurer	A.M. Best Rating
Allied World Assurance Company Holdings, Ltd	A
Arch Reinsurance Company	A+
Hannover Reinsurance Ireland Limited	A+
Houston Casualty Company	A++
Lloyd’s Syndicate 1414 ASC	A
Lloyd’s Syndicate 1955 ASL	A
Lloyd’s Syndicate 2987 BRT	A
Lloyd’s Syndicate 3000 MKL	A
Lloyd’s Syndicate 4472 LIB	A
Lloyd's Syndicate 0510 KLN	A
Lloyd's Syndicate 609 AUW	A
Lloyd's Syndicate 1084 CSL	A
Lloyd's Syndicate 1686 AXS	A
Lloyd's Syndicate 1880 TOK	A
Lloyd's Syndicate 1945 SII	A
Lloyd's Syndicate 1969 APL	A
Lloyd's Syndicate 2001 AML	A
Lloyd's Syndicate 2121 ARG	A
Lloyd's Syndicate 2988 BRT	A
Lloyd's Syndicate 4711 ASP	A
Markel Global Reinsurance Company	A
Minnesota Workers' Compensation Reinsurance Association	NR
MS Amlin AG	A
Munich Reinsurance America, Inc	A+
State National Insurance Company	A
WCF National Insurance Company	A

Due to the nature of reinsurance, we have recoverables from reinsurers that apply to prior accident years. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts. The table below summarizes our amounts recoverable from reinsurers as of December 31, 2024.

Reinsurer		A.M. Best Rating	Amounts Recoverable as of December 31, 2024
			(in thousands)
Hannover Reinsurance Ireland Limited	(1)	A+	$51,330
Arch Reinsurance Company	(1)	A+	25,502
Minnesota Workers' Compensation Reinsurance Association	(1)	NR	8,576
Munich Reinsurance America, Inc	(1)	A+	8,512
Allianz Risk Transfer AG (Bermuda)		A+	5,963
Odyssey America Reinsurance Corporation		A+	4,048
Clearwater Insurance	(2)	B+	1,763
Finial Reinsurance		A-	1,622
American National Insurance		A	1,316
Other reinsurers			8,687
Total amounts recoverable from reinsurers			117,319
Allowance for credit losses			(300)
Total amounts recoverable from reinsurers net of allowance for credit losses			117,019
Funds withheld and letters of credit related to the above recoverables			(69,556)
Total unsecured amounts recoverable from reinsurers			$47,463

(1)
Current participant in our 2025 reinsurance program.
(2)
Subsidiary of Fairfax Financial Holdings Limited.

Terrorism Reinsurance

The Terrorism Risk Insurance Act of 2002 (the 2002 Act) was enacted in response to the events of September 11, 2001. The 2002 Act has been extended periodically, most recently by the Terrorism Risk Insurance Program Reauthorization Act of 2019 (the 2019 Act). This legislation was designed to ensure the availability of insurance coverage for losses resulting from certain acts of terrorism in the U.S. The 2019 Act reauthorized a federal program until 2027 that provides federal reimbursement to insurance companies for a portion of their losses arising from certain acts of terrorism and requires insurance companies to offer coverage for these acts. The program applies to insured losses arising out of acts that are certified as “acts of terrorism” by the Secretary of the Treasury in consultation with the Secretary of Homeland Security and the Attorney General of the U.S. In addition, the program does not provide any reimbursement for any portion of aggregate industry-wide insured losses from certified acts of terrorism that exceed $100.0 billion in any one year and is subject to certain other limitations and restrictions.

For insured losses in 2025, each insurance group is responsible for a statutory deductible under the 2019 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2025, the U.S. federal government will reimburse 80% of an insurance group’s covered losses over the statutory deductible. In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceeds $200.0 million for any act of terrorism. However, there is no relief from the requirement under the 2019 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.

Under the 2019 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in their workers’ compensation policies. Moreover, the workers’ compensation laws of various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological, chemical or radiological agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our current reinsurance treaty program that provides coverage of up to $100.0 million for losses arising from acts of terrorism. This coverage is effective through December 31, 2025. The Company’s 2025 catastrophe excess of loss layer for loss occurrences greater than $10.0 million includes coverage for losses caused by nuclear, biological, chemical and radiological attacks, subject to the deductibles, retentions, definitions and aggregate limits.

Technology

We view our information systems as an integral part of our operations. We make substantial investments in improving our systems on an ongoing basis. We provide our field premium auditors, FSPs and field case managers with computer and communication equipment to efficiently complete services. We deploy technology and equipment to enable remote work when needed and to ensure continuity of home office and field operations. We also deploy online solutions for our policyholders to enable timely and efficient premium payments and for our agents to improve collaboration and exchange of data in the underwriting process. Our information technology employees perform end-user support, systems development, and infrastructure operation and maintenance with limited assistance from outside vendors.

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

We believe the workers’ compensation market for the hazardous industries we target is more fragmented and, to some degree, less competitive than other segments of the workers’ compensation market. Our competitors include other insurance companies, state insurance pools and self-insurance funds. Overall, we estimate that more than 300 insurance companies participate in the workers’ compensation market. The insurance companies with which we compete vary by state and by the industries we target. Market conditions are also impacted by lower estimated loss costs adopted by a number of states in which we do business.

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

Human Capital

Throughout our 39-year history, the retention, growth and development of our employees has been critical to our success. In order to continue to deliver on our mission of providing quality insurance services to our customers, it is crucial that we continue to attract and retain talented employees that are aligned with our mission.

As part of these efforts, we strive to offer a competitive compensation and benefits program that is aligned with our shareholders’ interests. Our underwriting and FSPs participate in both a long-term and a short-term incentive compensation programs that are paid quarterly.

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

In 2022, we launched a new committee to help the Company focus our charitable giving and corporate volunteering efforts. The committee comprises employees at various levels of the Company, and different departments and locations. It is responsible for selection of recipients of monetary donations over the course of each calendar year, as well as coordinating volunteer opportunities for employees to engage in within the communities we serve.

The Company has also established an endowment to provide scholarships to dependents of our employees and members of the communities in which we do business, recognizing the importance of educating future generations.

The unique differences of each individual are representative of our exceptional workforce, where service to each other is the foundation of service to our customers. We strive to promote inclusion through our Company values and behaviors.

As of December 31, 2024, we had 362 full-time employees and 8 part-time employees. Approximately 61% of our current workforce is female and 39% male. Our average employee tenure is 10.0 years. Women represent 46% of the Company's leadership (defined as vice president level and above), including our CEO, and 25% of our eight member board of directors.

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

Information About our Executive Officers

The table below sets forth information about our executive officers and key employees as of February 28, 2025.

Name	Age	Position
Executive Officers
G. Janelle Frost	54	President and Chief Executive Officer
Anastasios G. (Andy) Omiridis	57	Executive Vice President and Chief Financial Officer
Vincent J. Gagliano	52	Executive Vice President and Chief Risk Officer
Kathryn H. Shirley	59	Executive Vice President, Chief Administrative Officer and Secretary
Raymond F. (Ray) Wise, Jr.	59	Executive Vice President and Chief Sales Officer

Key Employees
Nancy E. Hunt	55	Senior Vice President, Underwriting
Henry O. (Chris) Lestage, IV	64	Senior Vice President, Claims Operations
Michael C. (Chad) Cobb	49	Senior Vice President, Safety Operations
Barbra E. McCrary	50	Senior Vice President, Policyholder Services
Angela W. Pearson	52	Senior Vice President, Controller

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

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. AIIC and SOCI are primarily subject to regulation and supervision by the Nebraska Department of Insurance. AIICTX is primarily subject to regulation and supervision by the Texas Department of Insurance. These state agencies have broad regulatory, supervisory and administrative powers, including the power to grant and revoke licenses to transact business, license agencies, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates in some states, periodically examine financial statements, determine the form and content of required financial statements and periodically examine market conduct.

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

Insurance agencies are also subject to regulation and supervision by the state insurance departments in the states in which they are licensed. Our wholly-owned subsidiary, Amerisafe General Agency, Inc., is licensed as an insurance agent in 31 states. Amerisafe General Agency is domiciled in Louisiana and is primarily subject to regulation and supervision by the Louisiana Department of Insurance, which regulates the solicitation of insurance and the qualification and licensing of agents and agencies that may desire to conduct business in Louisiana.

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

Residual Market Programs

Many of the states in which we conduct business or intend to conduct business require that all licensed insurers participate in a program to provide workers’ compensation insurance to those employers who have not or cannot obtain coverage from a carrier on a negotiated basis. The level of required participation in such programs is generally determined by calculating the volume of our voluntary business in that state as a percentage of all voluntary business in that state by all insurers. The resulting factor is the proportion of premium we must accept as a percentage of all premiums on policies included in that state’s residual market program.

Companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. Prior to 2023, we utilized both methods, depending on management’s evaluation of the most cost-efficient method to adopt in each state that allows a choice of assigned risk or participation in a pooling arrangement. Beginning in 2023, we stopped accepting direct assignments and only participate in pooling arrangements to fulfill our residual market obligations.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in the applicable state. Our recoveries from state-managed trust funds for the years ended December 31, 2024, 2023 and 2022 were $4.0 million, $2.9 million and $3.6 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2024, 2023 and 2022 was $1.0 million, $1.8 million and $0.1 million, respectively. We accrue for second injury funds relative to historical paid amounts.

Dividend Limitations

Under Nebraska law, without the prior approval of the Nebraska Director of Insurance, AIIC and SOCI cannot pay dividends to their shareholder that exceed the greater of (a) 10% of statutory surplus as of the previous year end or (b) statutory net income, excluding realized investment gains, for the preceding 12-month period. However, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. Further, under Texas law, without the prior approval of the Texas Commissioner of Insurance, AIICTX cannot pay dividends to its shareholder in excess of the greater of 10% of statutory surplus, or statutory net income, for the preceding 12-month period.

Federal Law and Regulations

For the year ended December 31, 2024, we derived 3.9% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act (USL&H) and the Merchant Marine Act of 1920 (Jones Act). We are also subject to regulations related to the USL&H Act and the Jones Act.

The USL&H Act, which is administered by the U.S. Department of Labor, generally covers exposures on the navigable waters of the U.S. and in adjoining waterfront areas, including exposures resulting from stevedoring. The USL&H Act requires employers to provide medical benefits, compensation for lost wages, and rehabilitation services to longshoremen, harbor workers and other maritime workers who may suffer injury, disability or death during the course and scope of their employment. The Department of Labor has the authority to require us to make deposits to serve as collateral for losses incurred under the USL&H Act.

The Jones Act is a federal law that, among other things, provides injured offshore workers, or seamen, with a remedy against their employers for injuries arising from negligent acts of the employer or co-workers during the course of employment on a ship or vessel.

Privacy Regulations

In 1999, Congress enacted the Gramm-Leach-Bliley Act which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance companies, and require us to maintain appropriate policies and procedures for managing and protecting certain personal information of our policyholders and to fully disclose our privacy practices to our policyholders. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. In 2000, the NAIC adopted the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of policyholder information. We have established policies and procedures intended to ensure that we are in compliance with the privacy requirement of the Gramm-Leach-Bliley Act.

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

Under Nebraska law, AIIC and SOCI are each required to maintain minimum capital and surplus of $2.0 million. Under Texas law, AIICTX is required to maintain minimum capital and surplus of $5.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on the various risk factors related to it. As of December 31, 2024, AIIC, SOCI and AIICTX exceeded the minimum risk-based capital requirements.

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

The 2024 IRIS results for AIIC and SOCI were within expected values for all 13 industry ratios. The 2024 IRIS results for AIICTX were within expected values for 11 of the 13 ratios. The gross change in policyholders’ surplus and change in adjusted policyholders’ surplus ratios were below the range due to dividends paid to AIIC.

Statutory Accounting Principles

Statutory accounting principles (SAP) are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus in regards to policyholders. Accordingly, SAPs focus on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

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

SAPs established by the NAIC and adopted in part by Nebraska and Texas insurance regulators, determine, among other things, the amount of statutory surplus and statutory net income of AIIC, SOCI and AIICTX and thus determine, in part, the amount of funds that are available to pay dividends to AMERISAFE.

Corporate Website Information

Our corporate website is located at www.amerisafe.com. Our annual report to shareholders, annual proxy statement and related proxy card will be made available on our website at the same time they are mailed to shareholders. Our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC). Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act of 1934. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk and uncertainties. In evaluating the Company, the factors described below should be considered carefully together with the other risks described in this annual report, including, but not limited to, under the captions "Business" in Item 1, "Risk Factors" in Item 1A, "Cybersecurity" in Item 1C, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this report.

Forward-looking statements are all statements other than statements of historical facts. You should not place undue reliance on these statements. We undertake no obligation to update any forward-looking statements, which speak only as of the date made. We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements are included below.

The occurrence of one or more of the risks discussed below could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows and you could lose part or all of your investment. The risks that follow are organized under headings as determined to be most applicable, but such risks also may be relevant to other headings. Moreover, the risk factors described herein are not all of the risks we may face and there may be other risks not presently known to us or that we currently believe are immaterial or general risks that apply to all companies operating in the U.S., which may emerge or become material.

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

We only offer workers’ compensation insurance, and we have no current plans to focus our efforts on offering other types of insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. Negative developments in the workers’ compensation insurance industry could have a greater impact on our Company because we do not sell other types of insurance.

We compete on the basis of many factors, including coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation. If any of our competitors offer premium rates, policy terms or types of insurance that are more competitive than ours, we could lose market share. No assurance can be given that we will maintain our current competitive position in the markets in which we currently operate or that we will establish a competitive position in new markets into which we may enter.

If we do not appropriately establish our premium rates, our results of operations will be adversely affected.

In general, the premium rates for our insurance policies are established when coverage is initiated and, therefore, before all of the underlying costs are known. Like other workers’ compensation insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate rates is necessary to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting expenses, and to earn an underwriting profit. If we fail to accurately assess the risks, we may fail to charge adequate premium rates to cover our losses and expenses, which could reduce our net income and cause us to become unprofitable. For example, when initiating coverage on a new policyholder, we estimate future claims expense based, in part, on prior claims information provided by the policyholder’s previous insurance carriers. If this prior claims information is not accurate, we may underprice our policy by using claims estimates that are too low. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums. In order to set premium rates appropriately, we must:

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
•
increase of costs of ongoing medical treatment;
•
uncertainties inherent in accurately estimating retention, investment yields, and the duration of our liability for loss and loss adjustment expenses; and
•
unanticipated court decisions, legislation or regulatory action.

Consequently, we could set our premium rates too low, which could negatively affect our results of operations and our profitability, or we could set our premium rates too high, which could reduce our competitiveness and lead to lower revenues.

If we cannot sustain our relationships with independent agencies, we may be unable to operate profitably.

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2024, independent agencies produced 98.4% of our voluntary in-force premiums. No independent agency accounted for more than 2.0% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. As of December 31, 2024, our investment portfolio, including cash and cash equivalents, had a carrying value of $832.8 million. For the year ended December 31, 2024, we had $29.2 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our board of directors and is made up predominately of fixed maturity securities and cash and cash equivalents. Although our investment guidelines emphasize capital preservation and liquidity, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity and market volatility. General economic conditions may be adversely affected by many things out of our control, including global health pandemics, U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

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

A decline in the level of business activity of our policyholders, particularly those engaged in the construction, trucking, logging and lumber, agriculture, manufacturing, maritime, and telecommunications industries, could negatively affect our earnings and profitability.

In 2024, 85.4% of our gross premiums written were derived from policyholders in the construction, trucking, logging and lumber, agriculture, manufacturing, maritime, and telecommunications industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in these industries and upon economic conditions generally.

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

Changes in GAAP accounting standards, guidelines and interpretations have the ability to impact our financial results especially as it relates to our significant accounting policies which are described in Note 1 to our Consolidated Financial Statements. Changes in these standards, issued and promulgated by the Financial Accounting Standards Board (FASB) could impact the recognition of revenues, expenses, taxes, investments, loss reserves and other aspects of our assets and liabilities. Such changes could significantly impact our reported earnings or financial condition.

We are a holding company whose insurance subsidiaries are governed by SAP determined and promulgated by the NAIC and state departments of insurance. New standards or changes in SAP accounting standards or interpretations, especially as it relates to our significant revenues, assets, liabilities, statutory surplus, risk-based capital ratios and dividend paying ability could have a material impact on our statutory earnings, dividend paying ability or financial condition.

As an insurance holding company, we are dependent on the results of operations of our insurance subsidiaries, and our ability to pay dividends and repurchase shares depends on the regulatory and financial capacity of our subsidiaries to pay dividends to us.

We are a holding company that transacts business through our operating subsidiaries, including AIIC. Our primary assets are the capital stock of these operating subsidiaries. Our ability to pay dividends to our shareholders and repurchase shares depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to us. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. As a result, we may not be able to receive dividends from our insurance subsidiaries or may not receive dividends in amounts necessary to pay dividends on our capital stock or repurchase shares.

In addition to the ability of our operating subsidiaries to pay dividends to us, the timing and amount of dividends, and any share repurchases is at the discretion of our board of directors and management, respectively. Repurchases of our common stock under our repurchase program are discretionary up to the limit approved by our board of directors, and our share repurchase program may be modified, increased, suspended or terminated at any time at the discretion of our board of directors. Our dividend payments and share repurchases may change, and there can be no assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts.

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

We may be unable to comply fully with the wide variety of applicable laws and regulations that are periodically undergoing revision. In addition, we follow practices based on our interpretations of laws and regulations that we believe are generally followed by our industry. These practices may be different from interpretations of insurance regulatory agencies. As a result, insurance regulatory agencies could preclude us from conducting some or all of our activities or otherwise penalize us. For example, in order to enforce applicable laws and regulations or to protect policyholders, insurance regulatory agencies have relatively broad discretion to impose a variety of sanctions, including examinations, corrective orders, suspension, revocation or denial of licenses, and the takeover of one or more of our insurance subsidiaries. The extensive regulation of our business may increase our costs and may limit our ability to obtain premium rate increases or to take other actions to increase our profitability.

The workers’ compensation system is largely regulated by state regulation. However in recent years, certain federal agencies and regulatory bodies have increased interest in more federal workers’ compensation oversight. Increased federal involvement has the potential to change the workers’ compensation structure impacting workers’ benefits and the method of administration. As a result, potential changes in the level of federal oversight of the workers’ compensation industry could adversely affect our operations.

Assessments and premium surcharges for state guaranty funds, second injury funds and other mandatory pooling arrangements may reduce our profitability.

Most states require insurance companies licensed to do business in their state to participate in guaranty funds, which require the insurance companies to bear a portion of the unfunded obligations of impaired, insolvent or failed insurance companies. These obligations are funded by assessments, most of which are expected to continue in the future. State guaranty associations levy assessments, up to prescribed limits, on all member insurance companies in the state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent or failed insurance companies are engaged. See “Business—Regulation” in Item 1 of this report. Accordingly, the assessments levied on us may increase as we increase our written premiums. Some states also have laws that establish second injury funds to reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These funds are supported either by assessments or premium surcharges based on case incurred losses.

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

At December 31, 2024, we participated in mandatory pooling arrangements in 26 states and the District of Columbia. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effects of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

Legal or other administrative proceedings could have a material adverse effect on our operations or results of operations.

In the ordinary course of our business, we are involved in various legal and other administrative proceedings involving claims arising from our insurance operations. These claims involve issues such as eligibility for workers' compensation insurance coverage or benefits, the extent of injuries, wage determinations, disability ratings, and bad faith and extra-contractual liability. A significant adverse result, or multiple adverse results involving similar issues, could require us to pay significant amounts or change the manner in which we administer claims, which could have a material adverse effect on our operations or results of operations.

We may have exposure to losses from terrorism for which we are required by law to provide coverage.

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Our 2025 reinsurance treaty program affords limited coverage for up to $100.0 million for losses arising from terrorism, subject to applicable deductibles, retentions, definitions and aggregate limits.

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

We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes risk from the ceding company. Our 2025 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $100.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. Our retention is $2.0 million for each loss occurrence. Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty.

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

As of December 31, 2024, we had $117.0 million of recoverables from reinsurers. Of this amount, $47.5 million was unsecured. As of December 31, 2024, our largest recoverable from reinsurers included $51.3 million from Hannover Reinsurance Ireland Limited (Hannover), $25.5 million from Arch Reinsurance Company and $8.6 million from Minnesota Workers' Compensation Reinsurance Association. Hannover and Arch Reinsurance Company have an A.M. Best rating of “A+” (Superior). Minnesota Workers’ Compensation Reinsurance Association is unrated by A.M. Best. An immaterial amount of reinsurance recoverable due at December 31, 2024 was over 90 days old. If we are unable to collect amounts recoverable from our reinsurers, our financial condition could be adversely impacted.

Risks Related to Our Common Stock

Our revenues and results of operations may fluctuate as a result of factors beyond our control, which fluctuation may cause the price of our common stock to be volatile.

Our revenues and results of operations historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

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
•
volatile and unpredictable developments impacting general economic conditions and the businesses of our policyholders, including man-made, weather-related and other natural catastrophes or terrorist attacks; and
•
price competition.

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
•
shareholders may not act by written consent, unless the consent is unanimous; and
•
our board of directors may authorize the issuance of preferred stock with such rights, preferences and privileges as our board of directors deems appropriate.

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

There is no assurance that securities analysts will continue to cover us. If securities analysts do not cover us, this lack of coverage may adversely affect the trading price of our common stock. The trading market for our common stock relies in part on the research and reports that securities analysts publish about us or our business. If one or more of the analysts who cover us downgrades our common stock, the trading price of our common stock may decline rapidly. If one or more of these analysts ceases to cover us, we could lose visibility in the market, which, in turn, could also cause the trading price of our common stock to decline.

Future sales of our common stock may affect the trading price of our common stock.

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of February 14, 2025, there were 19,050,315 shares of our common stock outstanding.

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

If we are unable to successfully execute on our strategy, our business, financial condition or results of operations could be adversely affected.

We may require additional capital in the future, which may not be available to us or may be available only on unfavorable terms.

Our future capital requirements will depend on many factors, including state regulatory requirements, the financial stability of our reinsurers and our ability to write new business and establish premium rates sufficient to cover our estimated claims. We may need to raise additional capital or curtail our growth if the capital of our insurance subsidiaries is insufficient to support future operating requirements and/or cover claims. If we had to raise additional capital, equity or debt financing might not be available to us or might be available only on terms that are unfavorable to us. Future equity offerings could be dilutive to our shareholders and the equity securities issued in any offering may have rights, preferences and privileges senior to our common stock.

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

We analyze the probability and impact of cybersecurity risks using recognized cybersecurity standards and frameworks for our industry and have identified certain material risks from cybersecurity threats. As part of this analysis, we also work to determine whether these material risks would be a threat to our business continuity. To help minimize our risks related to cybersecurity threats and incidents, we maintain physical controls (including a centralized electronic card access control system, uninterruptable power supply units, and other environmental controls), and technical controls (including firewalls, signature and behavior-based monitoring, intrusion detection systems, encryption and backups, and mobile application management). We engage third parties in connection with our processes for assessing, identifying, and managing material risks from cybersecurity threats. Outside parties perform independent cybersecurity testing to help us identify opportunities to strengthen our cyber control against applicable threats.

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

The Chief Risk Officer holds the Certified Risk Manager designation, and has more than 31 years of technology experience, including 16 years overseeing cybersecurity processes, risk assessment and risk management.

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

Item 3. Legal Proceedings.

In the ordinary course of our business, we are involved in the adjudication of claims resulting from workplace injuries. We are not involved presently in any legal or administrative proceedings outside of the ordinary course of business that we believe are likely to have a materially adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF.” As of February 14, 2025, there were 20 holders of record of our common stock which does not include beneficial holders whose shares are held by banks, brokers, and other financial institutions.

Dividend Policy

In 2024, 2023 and 2022, the Company paid regular quarterly cash dividends of $0.37, $0.34, and $0.31 per share, respectively. In addition, the Company paid extraordinary cash dividends of $3.00 in 2024, $3.50 in 2023 and $4.00 in 2022.

On February 25, 2025 the Company declared a regular quarterly cash dividend of $0.39 per share payable on March 21, 2025 to shareholders of record as of March 7, 2025.

The Board intends to continue to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the regular cash dividend is expected to be $1.56 per share in 2025. The declaration and payment of dividends is at the discretion of the board.

We are a holding company and have no direct operations. Our ability to pay dividends in the future depends on, among other things, the ability of our operating subsidiaries to pay dividends to us. Our insurance company subsidiaries are regulated insurance companies and therefore are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Business—Regulation—Dividend Limitations” in Item 1 of this report.

Our existing revolving credit agreement contains covenants that limit our ability to pay dividends on our common stock. For more information on our credit agreement, see “Liquidity and Capital Resources” in Item 7 of this report.

Description of Capital Stock

AMERISAFE is authorized to issue 60,000,000 shares of capital stock, consisting of:

•
10,000,000 shares of preferred stock, par value $0.01 per share; and
•
50,000,000 shares of common stock, par value $0.01 per share.

As of February 14, 2025, 19,050,315 shares of common stock were outstanding. As of that date, there were no shares of preferred stock outstanding.

Share Repurchases

The Company’s board of directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. The Company had $5.3 million available for future purchases at December 31, 2024 under this program. There were 113,411 shares repurchased under this program in 2024 for $5.1 million, or an average price of $45.17, including commissions and excise tax. There were 46,741 shares repurchased under this program in 2023 for $2.2 million, or an average price of $46.45, including commissions and excise tax. There were 264,449 shares repurchased under this program in 2022 for $12.4 million, or an average price of $46.84, including commissions. Since the beginning of this plan, the Company has repurchased a total of 1,682,851 shares for $42.1 million, or an average price of $24.99, including commissions and excise tax. The repurchases may be effected from time to time at the discretion of management and will depend on a variety of factors, including but not limited to, market conditions and applicable regulatory considerations. See “Forward-Looking Statements” in Part I above for further discussion. The share repurchase program may be modified, increased, suspended or terminated at the discretion of the board. It is anticipated that any future repurchases will be funded from available capital.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
October 1, 2024 to October 31, 2024	—	$—	—	$5,318
November 1, 2024 to November 30, 2024	—	—	—	5,318
December 1, 2024 to December 31, 2024	—	—	—	5,318
Total	—		—

(1) Average price paid per share includes commissions and excise tax.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of its consolidated financial position, results of operations and cash flows. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are not guarantees of future performance and are not necessarily indicative of future operating results. See “Forward-Looking Statements” in Part I above for further discussion.

Overview

We are a holding company that markets and underwrites workers’ compensation insurance through its insurance subsidiaries. Workers’ compensation insurance covers statutorily prescribed benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our business strategy is focused on providing this coverage to small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, maritime, and telecommunications. Employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. Hazardous industry employers also tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. We provide proactive safety reviews of most employers’ workplaces. These safety reviews are a vital component of our underwriting process and also promote safer workplaces. We utilize intensive claims management practices that we believe permit us to effectively manage the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety or fraud concerns. We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting and safety, claims and audit services, provide us with the opportunity to earn attractive returns for our shareholders.

We actively market our insurance in 27 states through independent agencies, as well as through our wholly-owned insurance agency subsidiary. We are also licensed in an additional 20 states, the District of Columbia and the U.S. Virgin Islands.

Two of the key financial measures that we use to evaluate our performance are return on average equity and growth in book value per share adjusted for dividends paid to shareholders. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity. Our return on average equity was 20.2% in 2024, 20.4% in 2023 and 15.5% in 2022. We calculate book value per share by dividing ending shareholders’ equity by the number of common shares outstanding. Our book value per share was $13.51 at December 31, 2024, $15.28 at December 31, 2023 and $16.57 at December 31, 2022. We paid cash dividends of $4.48 per share in 2024, $4.86 per share in 2023 and $5.24 per share in 2022.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in other lines of business that pay claims more quickly. At December 31, 2024, our investment portfolio, including cash and cash equivalents, was $832.8 million and produced net investment income of $29.2 million in 2024, $31.3 million in 2023 and $27.2 million in 2022.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Our reinsurance program for 2025 includes 26 reinsurers that provide coverage to us in excess of a certain specified loss amount, or retention level. Our 2025 reinsurance program provides us with reinsurance coverage for each loss occurrence up to $100.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. However, for any loss occurrence involving only one claimant, our reinsurance coverage is limited to $20.0 million, subject to applicable deductibles, retentions and aggregate limits. Losses in the layer between $2.0 million and $10.0 million are ceded to a multi-year reinsurance treaty. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

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

For example, for the five-year period ended December 31, 2024 we recorded 86 severe claims, representing an average of 17 severe claims per year for accident years 2020 through 2024. The number of severe claims in any one accident year in this five-year period ranged from a low of 14 in 2023 to a high of 20 in 2021. The average reported case severity for these claims ranged from $2.28 million for the 2023 accident year to $3.96 million for the 2021 accident year. For the five accident years, the case incurred for these severe claims accounted for an average of 18.2 percentage points of our overall loss and loss adjustment expense (LAE) ratio, measured at December 31, 2024.

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

A key assumption used by management in establishing loss reserves is that average per claim case incurred loss and loss adjustment expenses will increase year over year. We believe this increase primarily reflects medical and wage inflation and utilization. However, changes in average per claim case incurred loss and loss adjustment expenses can also be affected by the frequency of severe claims in the applicable accident years.

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

Our gross reserves for loss and loss adjustment expenses at December 31, 2024, 2023 and 2022 were $651.3 million, $674.0 million and $696.0 million, respectively. As a percentage of gross reserves at year end, IBNR represented 16.5% in 2024, 17.8% in 2023 and 17.1% in 2022.

In 2024, we decreased our estimates for prior year loss reserves by $34.9 million. In 2023, we decreased our estimates for prior year loss reserves by $41.4 million. In 2022, we decreased our estimates for prior year loss reserves by $40.6 million.

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

Principal Revenue and Expense Items

Our revenues consist primarily of the following:

Net Premiums Earned. Net premiums earned is the earned portion of our net premiums written. Net premiums written is equal to gross premiums written less premiums ceded to reinsurers. Gross premiums written includes the estimated annual premiums from each insurance policy we write in our voluntary business and assumed premiums from mandatory pooling arrangements during a reporting period based on the policy effective date or the date the policy is bound, whichever is later.

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2024 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2024 and the other half in 2025. On a monthly basis, we also recognize net premiums earned from mandatory pooling arrangements.

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

We review the estimate of EBUB premiums on a quarterly basis using historical data and applying various assumptions based on the current market and economic conditions, and we record an adjustment to premiums, related losses, and expenses as warranted.

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

Fee and Other Income. We recognize commission income earned on policies issued by other carriers that are sold by our wholly-owned insurance agency subsidiary as the related services are performed. We also recognize a small portion of interest income from mandatory pooling arrangements in which we participate.

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

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 39 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

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

Share-Based Compensation. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation-Stock Compensation, we recognize compensation costs for restricted stock, restricted stock units, performance-based stock and stock option awards over the applicable vesting periods.

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Income Statement Data
Gross premiums written	$294,144	$285,355	$276,110
Ceded premiums written	(18,164)	(16,621)	(10,527)
Net premiums written	$275,980	$268,734	$265,583
Net premiums earned	$270,639	$267,125	$271,698
Net investment income	29,212	31,339	27,223
Net realized gains (losses) on investments	(576)	6,579	3,440
Net unrealized gains (losses) on equity securities	9,508	1,228	(8,092)
Fee and other income	260	582	468
Total revenues	309,043	306,853	294,737
Loss and loss adjustment expenses incurred	157,267	148,263	152,316
Underwriting and certain other operating costs (1)	24,876	27,508	24,039
Commissions	23,750	23,446	21,483
Salaries and benefits	31,503	27,359	26,510
Policyholder dividends	2,657	2,957	2,699
Provision for investment related credit loss expense (benefit)	(66)	(57)	44
Total expenses	239,987	229,476	227,091
Income before taxes	69,056	77,377	67,646
Income tax expense	13,620	15,269	12,044
Net income	$55,436	$62,108	$55,602
Selected Insurance Ratios
Current accident year loss ratio (2)	71.0%	71.0%	71.0%
Prior accident year loss ratio (3)	(12.9)%	(15.5)%	(14.9)%
Net loss ratio	58.1%	55.5%	56.1%
Net underwriting expense ratio (4)	29.6%	29.3%	26.5%
Net dividend ratio (5)	1.0%	1.1%	1.0%
Net combined ratio (6)	88.7%	85.9%	83.6%

	As of December 31,
	2024	2023	2022
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$44,045	$38,682	$61,469
Investments	788,778	857,786	888,987
Amounts recoverable from reinsurers	117,019	129,963	125,677
Premiums receivable, net	142,659	132,861	121,713
Deferred income taxes	19,448	20,403	22,794
Deferred policy acquisition costs	19,151	17,975	17,401
Total assets	1,157,791	1,229,162	1,269,279
Reserves for loss and loss adjustment expenses	651,309	673,994	696,037
Unearned premiums	121,926	116,585	114,976
Insurance-related assessments	14,852	16,896	17,653
Shareholders’ equity	257,341	292,451	317,432

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

Overview of Operating Results

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Gross Premiums Written. Gross premiums written for 2024 were $294.1 million, compared to $285.4 million for 2023, an increase of 3.1%. The increase was attributable to an $11.7 million increase in annual premiums on voluntary policies written during the period and a $1.0 million increase in residual market premiums. These increases were partially offset by a $3.9 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous periods.

Net Premiums Written. Net premiums written for 2024 were $276.0 million, compared to $268.7 million for 2023, an increase of 2.7%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 6.3% for 2024 compared to 5.9% for 2023. Ceded premiums increased as we purchased higher levels of reinsurance coverage at generally higher prices in 2024. For additional information, see Item 1, “Business—Reinsurance.”

Net Premiums Earned. Net premiums earned for 2024 were $270.6 million, compared to $267.1 million for 2023, an increase of 1.3%. The increase was primarily attributable to the increase in net premiums written.

Net Investment Income. Net investment income in 2024 was $29.2 million, a decrease of 6.8% from the $31.3 million reported in 2023. The decrease was due to lower average invested asset balances in the period compared to prior year as well as lower investment yields on fixed income securities and cash compared to prior year. The average pre-tax investment yield on our investment portfolio was 3.4% per annum for 2024 and 2023. The year-end tax-equivalent yield on our investment portfolio was 3.8% per annum for 2024, compared to 3.7% per annum for 2023. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate. Average invested assets, including cash and cash equivalents, decreased 6.9%, from an average of $955.8 million for 2023 to an average of $890.4 million for 2024.

Net Realized Gains (Losses) on Investments. Net realized losses on investments in 2024 totaled $0.6 million compared to gains of $6.6 million in 2023. In 2024, net realized losses resulted primarily from the sale of equity and fixed maturity securities classified as available-for-sale as well as the redemption of fixed maturity securities. In 2023, net realized gains resulted primarily from the sale of equity securities.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized gains on equity securities in 2024 were $9.5 million compared to net unrealized gains of $1.2 million in 2023.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $157.3 million for 2024, compared to $148.3 million for 2023, an increase of $9.0 million, or 6.1%. The current accident year losses and LAE incurred were $192.2 million, or 71.0% of net premiums earned, compared to $189.7 million, or 71.0% of net premiums earned for 2023. We recorded favorable prior accident year development of $34.9 million in 2024, compared to $41.4 million in 2023. This is discussed in more detail below in “Prior Year Development.” Our net loss ratio was 58.1% for 2024 and 55.5% for 2023.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2024 were $80.1 million, compared to $78.3 million for 2023. The Company experienced a $3.3 million increase in compensation expense, a $0.7 million decrease in profit sharing reinsurance commission, a $0.7 million increase in accounts receivable write-offs, a $0.4 million increase in travel and travel related items, and a $0.3 million increase in commission expense. Offsetting these amounts were a $2.2 million decrease in insurance related assessments, a $0.4 million increase in ceding commission related to our current year reinsurance agreement, a $0.4 million increase in deferred policy acquisition costs, and a $0.3 million decrease in systems costs. Our underwriting expense ratio increased to 29.6% in 2024 from 29.3% in 2023.

Income tax expense. Income tax expense for 2024 was $13.6 million, compared to $15.3 million for 2023. The effective tax rate was 19.7% for both 2024 and 2023.

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

Net Investment Income.Net investment income in 2023 was $31.3 million, an increase of 15.1% from the $27.2 million reported in 2022. The increase was due to higher fixed income reinvestment rates in relation to portfolio rolloff. The average pre-tax investment yield on our investment portfolio was 3.4% per annum for 2023 versus 2.7% per annum for 2022. The year-end tax-equivalent yield on our investment portfolio was 3.7% per annum for 2023, compared to 3.4% per annum for 2022. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate. Average invested assets, including cash and cash equivalents, decreased 9.1%, from an average of $1,051.2 million for 2022 to an average of $955.8 million for 2023.

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

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $148.3 million for 2023, compared to $152.3 million for 2022, a decrease of $4.1 million, or 2.7%. The current accident year losses and LAE incurred were $189.7 million, or 71.0% of net premiums earned, compared to $192.9 million, or 71.0% of net premiums earned for 2022. We recorded favorable prior accident year development of $41.4 million in 2023, compared to $40.6 million in 2022. This is discussed in more detail below in “Prior Year Development.” Our net loss ratio was 55.5% for 2023 and 56.1% for 2022.

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

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $34.9 million in calendar year 2024, $41.4 million in calendar year 2023 and $40.6 million in calendar year 2022. The table below sets forth the favorable development for accident years 2019 through 2023 and, collectively, all accident years prior to 2019.

	Favorable/(Unfavorable) Development for Year Ended December 31,
	2024	2023	2022
	(in millions)
2023	$—	$—	$—
2022	2.8	—	—
2021	3.7	7.5	—
2020	6.3	7.5	6.2
2019	3.0	8.0	13.1
Prior to 2019	19.1	18.4	21.3
Total net development	$34.9	$41.4	$40.6

The table below sets forth the number of open claims as of December 31, 2024, 2023 and 2022, and the number of claims reported and closed during the years then ended.

	Twelve Months Ended December 31,
	2024	2023	2022
Open claims at beginning of period	4,003	4,275	4,594
Claims reported	3,827	3,948	4,104
Claims closed	(4,032)	(4,220)	(4,423)
Open claims at end of period	3,798	4,003	4,275

At December 31, 2024, our incurred amounts for certain accident years developed more favorably than management previously expected. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to two factors: (1) lower than expected severity of injuries in these accident years compared to our original and revised estimates; and (2) favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement. We believe the favorable case reserve development resulted primarily from an intensive claims management focus with the Company actively seeking to settle claims, leading to favorable development.

The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of December 31, 2024, actual results for these accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income, and proceeds from maturities of investments. Our primary uses of operating funds include payments for claims and operating expenses. We pay claims, operating expenses, shareholder dividends and repurchases using cash flow from operations and invest our excess cash in fixed maturity and equity securities. We expect that our projected cash flow from operations will provide us sufficient liquidity to fund future operations, including payment of claims and operating expenses and other holding company expenses, for at least the next 12 months.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $172.9 million in 2024, $177.5 million in 2023 and $194.8 million in 2022. We fund claim payments out of cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio at December 31, 2024 was $832.8 million.

As discussed above under “Overview,” we purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2025 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

In December 2024, the Company commuted reinsurance agreements with Hannover Re and Tokio Millenium Re covering portions of accident years 2012-2014. The Company received a $6.3 million payment effectuated solely through offset against the balance of the funds withheld and recoverable from reinsurers' accounts under the reinsurance agreements in exchange for releasing Hannover Re and Tokio Millenium Re from their reinsurance obligations under the commuted agreements. Hannover Re and Tokio Millenium Re remain obligated to the subsidiaries of the Company under other reinsurance agreements. As a result of the commutation, we recorded a pre-tax loss of approximately $1.5 million.

In December 2024, the Company commuted reinsurance agreements with Hannover Re and Allianz Risk Transfer covering portions of accident years 2014-2016. The Company received a $9.8 million payment effectuated solely through offset against the balance of the funds withheld and recoverable from reinsurers' accounts under the reinsurance agreements in exchange for releasing Hannover Re and Allianz Risk Transfer from their reinsurance obligations under the commuted agreements. Hannover Re and Allianz Risk Transfer remain obligated to the subsidiaries of the Company under other reinsurance agreements. The effect on the Company's net income as a result of the commutation was immaterial.

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2024, the present value of these annuities was $109.7 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 16 to our consolidated financial statements in Item 8 of this report.

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

Net cash provided by operating activities was $24.2 million in 2024, as compared to $29.8 million in 2023, and $28.2 million in 2022. Major components of cash provided by operating activities in 2024 were net premiums collected of $263.2 million, investment income collected of $31.6 million, and reinsurance recoveries collected of $0.3 million. These amounts were offset in part by claim payments of $182.4 million, $71.5 million of operating expenditures, federal taxes paid of $11.8 million, and dividends to policyholders paid of $4.2 million.

Major components of cash provided by operating activities in 2023 were net premiums collected of $261.0 million, investment income collected of $34.5 million, and reinsurance recoveries collected of $16.0 million. These amounts were offset in part by claim payments of $172.9 million, $73.9 million of operating expenditures, federal taxes paid of $14.0 million, and dividends to policyholders paid of $3.5 million.

Major components of cash provided by operating activities in 2022 were net premiums collected of $278.9 million and investment income collected of $33.6 million. These amounts were offset in part by claim payments of $206.3 million, $64.6 million of operating expenditures, federal taxes paid of $7.8 million, and dividends to policyholders paid of $3.4 million.

Net cash provided by investing activities was $72.4 million in 2024, as compared to net cash provided by investing activities of $43.9 million in 2023 and net cash provided by investing activities of $75.4 million in 2022. In 2024, major components of net cash provided by investing activities included proceeds from sales and maturities of investments of $183.9 million, offset by investment purchases of $110.7 million.

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

Net cash used in financing activities was $91.2 million in 2024, as compared to $96.5 million in 2023 and $112.9 million in 2022. Major components of cash used in financing activities in 2024 included cash used for dividends paid to shareholders of $85.4 million, purchases of treasury stock of $5.1 million, and share-based compensation related tax withholding of $0.6 million.

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

In 2024, the Company renewed a line of credit agreement with Frost Bank for borrowings up to a maximum of $20.0 million. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or one-month term SOFR rate and are unsecured. At December 31, 2024, there were no outstanding borrowings. Unless renewed, the agreement will expire in May 2025.

Our board of directors initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. As of December 31, 2024, we had repurchased a total of 1,682,851 shares of our outstanding common stock for $42.1 million. The Company had $5.3 million available for future repurchases at December 31, 2024 under this program. There were 113,411 and 46,741 shares repurchased in 2024 and 2023, respectively. The repurchases may be effected from time to time depending upon market conditions and subject to applicable regulatory considerations. It is anticipated that future repurchases will be funded from available capital.

We are a holding company that transacts business through its operating subsidiaries, including AIIC, SOCI and AIICTX. Our primary assets are the capital stock of these insurance subsidiaries. Our ability to fund our operations depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to us. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Based upon the prescribed calculation, the insurance subsidiaries could pay us dividends of up to $50.8 million in 2025 without seeking regulatory approval. See “Business—Regulation—Dividend Limitations” in Item 1 of this report.

We paid regular quarterly cash dividends of $0.37, $0.34, and $0.31 per share in 2024, 2023 and 2022, respectively. In addition, the Company paid extraordinary cash dividends of $3.00 in 2024, $3.50 per share in 2023, and $4.00 in 2022.

On February 25, 2025, we declared a regular quarterly cash dividend of $0.39 per share payable on March 21, 2025 to shareholders of record as of March 7, 2025. Our board of directors intends to continue to consider the payment of a regular cash dividend each calendar quarter. On an annualized basis, the cash dividend is expected to be $1.56 per share in 2025.

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

We allocate our investment portfolio into four categories: cash and cash equivalents, short-term investments, fixed maturity securities and equity securities. Cash and cash equivalents include cash on deposit, money market funds and municipal securities, corporate securities and certificates of deposit with a maturity date, at the time of purchase, of 90 days or less. Short-term investments include municipal securities, corporate securities and certificates of deposit with an original maturity greater than 90 days but less than one year. Our fixed maturity securities include obligations of the U.S. Treasury or U.S. agencies, obligations of states and their subdivisions, U.S. Dollar-denominated obligations of the U.S. or Canadian corporations, U.S. agency mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities.

Under Nebraska and Texas law, as applicable, each of AIIC, SOCI and AIICTX is required to invest only in securities that are either interest-bearing, interest-accruing or eligible for dividends, and must limit its investment in the securities of any single issuer, other than direct obligations of the U.S., to five percent of the insurance company’s assets. As of December 31, 2024, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security.

As of December 31, 2024, our investment portfolio, including cash and cash equivalents, totaled $832.8 million, a decrease of 7.1% from December 31, 2023. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities. As such, the reported book value of those securities is equal to their amortized cost net of allowance for credit losses and does not fluctuate based on changing interest rates. The remainder of our fixed maturity securities are classified as available-for-sale and reported at fair market value, less an allowance for credit losses, if any. Investments in equity securities are reported at fair market value.

We follow FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 18 to our financial statements, our securities available-for-sale are classified using Level 1, 2 and 3 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825, Financial Instruments, for any financial assets in 2023 or 2024.

The composition of our investment portfolio, including cash and cash equivalents, as of December 31, 2024 is shown in the following table.

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$368,026	44.2%	2.3%
Corporate bonds	33,763	4.1%	0.5%
U.S. agency-based mortgage-backed securities	2,781	0.3%	1.6%
U.S. Treasury securities and obligations of U.S. Government agencies	8,478	1.0%	1.3%
Asset-backed securities	13	0.0%	5.9%
Total fixed maturity securities—held-to-maturity	413,061	49.6%	1.6%
Fixed maturity securities—available-for-sale:
State and political subdivisions	148,206	17.8%	1.1%
Corporate bonds	141,535	17.0%	3.6%
U.S. agency-based mortgage-backed securities	4,059	0.5%	1.6%
U.S. Treasury securities and obligations of U.S. Government agencies	13,950	1.7%	1.0%
Total fixed maturity securities—available-for-sale	307,750	37.0%	1.5%
Equity securities	58,629	7.0%	1.4%
Short-term investments	9,338	1.1%	0.2%
Cash and cash equivalents	44,045	5.3%	4.4%
Total Investments, including cash and cash equivalents	$832,823	100.0%	3.5%

The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2024:
Fixed maturity securities—available-for-sale	$175,099	$(7,984)	$60,615	$(4,637)
December 31, 2023:
Fixed maturity securities—available-for-sale	40,293	(207)	184,313	(11,588)

The pre-tax investment yield on our investment portfolio was 3.4% per annum during the twelve months ended December 31, 2024 and 2023.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. As of December 31, 2024, we had fixed maturity securities with a fair value of $707.5 million and a carrying value of $720.8 million. These securities are all subject to interest rate risk, but because we classify the majority of our fixed maturity securities as held-to-maturity, changes in interest rates have a smaller effect on the carrying value of our portfolio. We manage our exposure to interest rate risk by investing in a portfolio of securities with moderate effective duration. At December 31, 2024, the effective duration of the total investment portfolio, including cash and short-term investments, was 4.4 years.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2024 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. The change in carrying value is less than the change in fair value due to our held-to-maturity portfolio.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$631,032	$(76,439)	$687,398	$(33,412)	(12.9)%
100 basis point increase	669,647	(37,823)	704,036	(16,775)	(6.5)%
No change	707,471	—	720,811	—	0.0%
100 basis point decrease	741,160	33,690	736,708	15,897	6.1%
200 basis point decrease	770,983	63,513	751,958	31,147	12.0%

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. Equity securities are carried at fair value with unrealized gains and losses recorded within net income. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets, shareholders’ equity, and net income. In order to minimize our exposure to equity price risk, we independently monitor the financial condition of our equity securities and diversify our investments. In addition, we limit the percentage of equity securities held in our investment portfolio to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity. As of December 31, 2024, the equity securities in our investment portfolio had a fair value of $58.6 million, representing 7.0% of our investment portfolio and less than 22.8% of shareholders’ equity on that date.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

AMERISAFE, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

At December 31, 2024, the Company’s reserves for loss and loss adjustment expenses (LAE) was $651 million, which includes Incurred But Not Reported (IBNR) reserves of $107 million. As discussed in Notes 1 and 9 to the consolidated financial statements, the reserve for loss and LAE represents the estimated ultimate costs of all reported and unreported losses incurred and unpaid as of the reporting date. There is significant uncertainty inherent in determining the ultimate loss and LAE costs which are estimated using individual case-base valuations and statistical and actuarial analysis based upon experience for previously unreported claims and their ultimate loss and LAE costs. In particular, the estimates are sensitive to loss severity and frequency trends, changes in customers, claims management, regulatory factors, medical trends, employment and wage patterns, insurance policy coverage interpretations, and judicial determinations, among other factors.

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

New Orleans, LA

February 28, 2025

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2024	2023
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $116 and $182 in 2024 and 2023, respectively, (fair value $399,721 and $473,092 in 2024 and 2023, respectively)	$413,061	$483,575
Fixed maturity securities—available-for-sale, at fair value (amortized cost $318,975, allowance for credit losses of $0 in 2024 and amortized cost $326,171, allowance for credit losses of $0 in 2023)	307,750	317,064
Equity securities, at fair value (cost $36,020 and $44,046 in 2024 and 2023, respectively)	58,629	57,147
Short-term investments	9,338	—
Total investments	788,778	857,786
Cash and cash equivalents	44,045	38,682
Amounts recoverable from reinsurers (net of allowance for credit losses of $300 and $360 in 2024 and 2023, respectively)	117,019	129,963
Premiums receivable (net of allowance for credit losses of $4,238 and $4,674 in 2024 and 2023, respectively)	142,659	132,861
Deferred income taxes	19,448	20,403
Accrued interest receivable	7,327	8,274
Property and equipment, net	5,887	6,349
Deferred policy acquisition costs	19,151	17,975
Federal income tax recoverable	2,180	1,781
Other assets	11,297	15,088
Total assets	$1,157,791	$1,229,162
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$651,309	$673,994
Unearned premiums	121,926	116,585
Amounts held for others	38,657	53,694
Policyholder deposits	33,867	34,522
Insurance-related assessments	14,852	16,896
Accounts payable and other liabilities	38,409	41,020
Payable for investments purchased	1,430	—
Total liabilities	900,450	936,711
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2024 and 2023; 20,733,166 and 20,704,448 shares issued; and 19,050,315 and 19,135,008 shares outstanding in 2024 and 2023, respectively	207	207
Additional paid-in capital	223,956	222,078
Treasury stock, at cost (1,682,851 and 1,569,440 shares in 2024 and 2023, respectively)	(42,052)	(36,929)
Accumulated earnings	84,105	114,289
Accumulated other comprehensive loss, net	(8,875)	(7,194)
Total shareholders’ equity	257,341	292,451
Total liabilities and shareholders’ equity	$1,157,791	$1,229,162

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Net premiums earned	$270,639	$267,125	$271,698
Net investment income	29,212	31,339	27,223
Net realized gains (losses) on investments	(576)	6,579	3,440
Net unrealized gains (losses) on equity securities	9,508	1,228	(8,092)
Fee and other income	260	582	468
Total revenues	309,043	306,853	294,737
Expenses
Loss and loss adjustment expenses incurred	157,267	148,263	152,316
Underwriting and certain other operating costs	24,876	27,508	24,039
Commissions	23,750	23,446	21,483
Salaries and benefits	31,503	27,359	26,510
Policyholder dividends	2,657	2,957	2,699
Provision for investment related credit loss expense (benefit)	(66)	(57)	44
Total expenses	239,987	229,476	227,091
Income before income taxes	69,056	77,377	67,646
Income tax expense	13,620	15,269	12,044
Net income	$55,436	$62,108	$55,602
Earnings per share
Basic	$2.91	$3.24	$2.89
Diluted	$2.89	$3.23	$2.88
Shares used in computing earnings per share
Basic	19,070,717	19,149,080	19,233,241
Diluted	19,159,805	19,226,021	19,321,717
Extraordinary cash dividends declared per common share	$3.00	$3.50	$4.00
Cash dividends declared per common share	$1.48	$1.36	$1.24

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$55,436	$62,108	$55,602
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	(1,681)	6,634	(27,365)
Comprehensive income	$53,755	$68,742	$28,237

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amounts	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	20,622,304	$206	$217,458	(1,258,250)	$(22,370)	$190,492	$13,537	399,323
Comprehensive income:
Net income	—	—	—	—	—	55,602	—	55,602
Other comprehensive income:
Change in unrealized gains on debt securities, net of tax	—	—	—	—	—	—	(27,365)	(27,365)
Comprehensive income	—	—	—	—	—	—	—	28,237
Common stock issued	56,268	1	1,970	—	—	—	—	1,971
Purchase of treasury stock	—	—	—	(264,449)	(12,388)	—	—	(12,388)
Share-based compensation	—	—	871	—	—	—	—	871
Dividends to shareholders	—	—	—	—	—	(100,582)	—	(100,582)
Balance at December 31, 2022	20,678,572	$207	$220,299	(1,522,699)	$(34,758)	$145,512	$(13,828)	$317,432
Comprehensive income:
Net income	—	—	—	—	—	62,108	—	62,108
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	6,634	6,634
Comprehensive income	—	—	—	—	—	—	—	68,742
Common stock issued	25,876	—	779	—	—	—	—	779
Purchase of treasury stock	—	—	—	(46,741)	(2,171)	—	—	(2,171)
Share-based compensation	—	—	1,000	—	—	—	—	1,000
Dividends to shareholders	—	—	—	—	—	(93,331)	—	(93,331)
Balance at December 31, 2023	20,704,448	$207	$222,078	(1,569,440)	$(36,929)	$114,289	$(7,194)	$292,451
Comprehensive income:
Net income	—	—	—	—	—	55,436	—	55,436
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(1,681)	(1,681)
Comprehensive income	—	—	—	—	—	—	—	53,755
Common stock issued	28,718	—	440	—	—	—	—	440
Purchase of treasury stock	—	—	—	(113,411)	(5,123)	—	—	(5,123)
Share-based compensation	—	—	1,438	—	—	—	—	1,438
Dividends to shareholders	—	—	—	—	—	(85,620)	—	(85,620)
Balance at December 31, 2024	20,733,166	$207	$223,956	(1,682,851)	$(42,052)	$84,105	$(8,875)	$257,341
See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$55,436	$62,108	$55,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,093	1,427	1,309
Net amortization of investments	1,447	3,025	6,734
Change in investment related allowance for credit losses	(66)	(57)	44
Deferred income taxes	1,402	628	(1,136)
Net realized (gains) losses on investments	576	(6,579)	(3,440)
Net unrealized (gains) losses on equity securities	(9,508)	(1,228)	8,092
Net realized losses on disposal of assets	209	2	9
Share-based compensation	2,939	1,557	2,479
Changes in operating assets and liabilities:
Premiums receivable, net	(12,056)	(8,485)	13,387
Accrued interest receivable	947	154	(348)
Deferred policy acquisition costs	(1,176)	(574)	(342)
Other assets	6,688	(1,033)	(2,840)
Reserves for loss and loss adjustment expenses	(22,685)	(22,043)	(49,241)
Unearned premiums	5,341	1,609	(6,116)
Reinsurance balances	11,926	(3,740)	(4,754)
Amounts held for others and policyholder deposits	(15,692)	3,093	2,825
Federal income taxes recoverable	(399)	(328)	4,961
Accounts payable and other liabilities	(2,232)	306	969
Net cash provided by operating activities	24,190	29,842	28,194
Investing activities
Purchases of investments held-to-maturity	(5,465)	(42,190)	(32,152)
Purchases of investments available-for-sale	(48,939)	(45,141)	(106,049)
Purchases of equity securities	—	—	(11,147)
Purchases of short-term investments	(56,295)	(46,347)	(66,132)
Proceeds from maturities of investments held-to-maturity	71,066	47,151	85,006
Proceeds from sales and maturities of investments available-for-sale	57,194	57,153	90,675
Proceeds from sales of equity securities	7,933	12,688	8,487
Proceeds from sales and maturities of short-term investments	47,717	61,123	108,827
Purchases of property and equipment	(840)	(553)	(2,089)
Net cash provided by investing activities	72,371	43,884	75,426
Financing activities
Finance lease purchases	(85)	(91)	(58)
Share-based compensation related tax withholding	(554)	(944)	—
Purchase of treasury stock	(5,123)	(2,171)	(12,388)
Dividends to shareholders	(85,436)	(93,307)	(100,427)
Net cash used in financing activities	(91,198)	(96,513)	(112,873)
Change in cash and cash equivalents	5,363	(22,787)	(9,253)
Cash and cash equivalents at beginning of year	38,682	61,469	70,722
Cash and cash equivalents at end of year	$44,045	$38,682	$61,469
Supplemental disclosure of cash flow information
Income taxes paid	$11,750	$13,950	$7,791

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

1.
Summary of Significant Accounting Policies

Organization

AMERISAFE, Inc. is an insurance holding company incorporated in the state of Texas. The accompanying consolidated financial statements include the accounts of AMERISAFE and its subsidiaries: American Interstate Insurance Company (AIIC) and its insurance subsidiaries, Silver Oak Casualty, Inc. (SOCI) and American Interstate Insurance Company of Texas (AIICTX), Amerisafe Risk Services, Inc. (RISK) and Amerisafe General Agency, Inc. (AGAI). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Nebraska. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. RISK, a wholly-owned subsidiary of the Company, is a claims and safety service company currently servicing only affiliated insurance companies. AGAI, a wholly-owned subsidiary of the Company, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers.

The terms “AMERISAFE,” the “Company,” “we,” “us” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, maritime, and telecommunications. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of 2024, 2023 and 2022.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Adopted Accounting Guidance

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update require expanded reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the chief operating decision maker and interim disclosures of certain items that were previously required only on an annual basis. Public entities that have a single reporting segment are also required to provide all the disclosures required by this amendment, along with all existing segment disclosures in Topic 280. This update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024.

Prospective Accounting Guidance

All other issued but not yet effective accounting and reporting standards as of December 31, 2024 are either not applicable to the Company or are not expected to have a material impact on the Company.

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

December 31, 2024

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

Deferred Policy Acquisition Costs

The direct costs of successfully acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2024, 2023 or 2022.

Reserves for Loss and Loss Adjustment Expenses

Reserves for loss and loss adjustment expenses represent the estimated ultimate cost of all reported and unreported losses incurred through December 31. The Company does not discount loss and loss adjustment expense reserves. In establishing our reserves for loss and loss adjustment expenses, we review the results of analyses using individual case-base valuations and statistical and actuarial methods that utilize historical loss data from our more than 39 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

Experience-rated commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. These commission revenues on reinsurance contracts are recognized during the related reinsurance treaty period and are based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and certain other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations. Experience-rated commissions decreased underwriting and certain other operating costs by $1.0 million in 2024, $1.7 million in 2023 and $0.1 million in 2022.

In December 2024, the Company commuted reinsurance agreements with Hannover Re and Tokio Millenium Re covering portions of accident years 2012-2014. The Company received a $6.3 million payment effectuated solely through offset against the balance of the funds withheld and recoverable from reinsurers' accounts under the reinsurance agreements in exchange for releasing

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Hannover Re and Tokio Millenium Re from their reinsurance obligations under the commuted agreements. Hannover Re and Tokio Millenium Re remain obligated to the subsidiaries of the Company under other reinsurance agreements. As a result of the commutation, we recorded a pre-tax loss of approximately $1.5 million.

In December 2024, the Company commuted reinsurance agreements with Hannover Re and Allianz Risk Transfer covering portions of accident years 2014-2016. The Company received a $9.8 million payment effectuated solely through offset against the balance of the funds withheld and recoverable from reinsurers' accounts under the reinsurance agreements in exchange for releasing Hannover Re and Allianz Risk Transfer from their reinsurance obligations under the commuted agreements. Hannover Re and Allianz Risk Transfer remain obligated to the subsidiaries of the Company under other reinsurance agreements. The effect on the Company's net income as a result of the commutation was immaterial.

Fee and Other Income

The Company recognizes income related to commissions earned by AGAI as the related services are performed.

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and certain other operating costs in the consolidated statements of income. Total advertising expenses incurred were $0.3 million in 2024, and $0.2 in both 2023 and 2022.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

Share-Based Compensation

The Company recognizes the impact of its share-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. All share-based grants are recognized as compensation expense over the vesting period. The target value of long-term incentive performance awards are recognized as compensation over the performance period.

2.
Investments

Short-term investments held at December 31, 2024 include $9.3 million of corporate bonds. There were no short-term investments held at December 31, 2023.

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at December 31, 2024 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$368,056	$(30)	$368,026	$1,810	$(13,568)	$356,268
Corporate bonds	33,849	(86)	33,763	6	(1,099)	32,670
U.S. agency-based mortgage-backed securities	2,781	—	2,781	11	(149)	2,643
U.S. Treasury securities and obligations of U.S. government agencies	8,478	—	8,478	11	(362)	8,127
Asset-backed securities	13	—	13	—	—	13
Totals	$413,177	$(116)	$413,061	$1,838	$(15,178)	$399,721

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at December 31, 2024 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$156,488	$148	$(8,430)	$148,206	$—
Corporate bonds	143,070	1,248	(2,783)	141,535	—
U.S. agency-based mortgage-backed securities	4,545	—	(486)	4,059	—
U.S. Treasury securities and obligations of U.S. government agencies	14,872	—	(922)	13,950	—
Totals	$318,975	$1,396	$(12,621)	$307,750	$—

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The cost, gross unrealized gains and losses, and the fair value of equity securities at December 31, 2024 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$36,020	$22,609	$—	$58,629
Total equity securities	$36,020	$22,609	$—	$58,629

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

The cost, gross unrealized gains and losses on, and fair value of equity securities at December 31, 2023 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock	$44,046	$13,101	$—	$57,147
Total equity securities	$44,046	$13,101	$—	$57,147

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$49,303	$48,831	$64,129	$63,703
After one year through five years	93,087	89,418	136,854	131,396
After five years through ten years	115,307	109,812	114,990	110,814
After ten years	152,570	149,004	164,270	163,944
U.S. agency-based mortgage-backed securities	2,781	2,643	3,297	3,199
Asset-backed securities	13	13	35	36
Totals	$413,061	$399,721	$483,575	$473,092

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$23,944	$23,806	$25,995	$25,875
After one year through five years	97,996	95,500	106,178	102,201
After five years through ten years	71,233	68,494	82,664	80,911
After ten years	121,257	115,891	106,144	103,332
U.S. agency-based mortgage-backed securities	4,545	4,059	5,190	4,745
Totals	$318,975	$307,750	$326,171	$317,064

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

At December 31, 2024, there were $22.6 million of held-to-maturity and $2.1 million of available-for-sale investments on deposit with regulatory agencies of states in which the Company does business.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2024, 2023 and 2022 is as follows:

	Fixed Maturity Securities Available-for-Sale	Equity Securities	Other	Total
	(in thousands)
Year ended December 31, 2024
Proceeds from sales	$26,327	$7,933	$—	$34,260
Gross realized investment gains	$10	$1,044	$—	$1,054
Gross realized investment losses	(310)	(1,136)	—	(1,446)
Net realized investment losses	(300)	(92)	—	(392)
Other, including gains (losses) on calls and redemptions	129	—	(313)	(184)
Net realized losses on investments	$(171)	$(92)	$(313)	$(576)
Year ended December 31, 2023
Proceeds from sales	$28,292	$12,688	$925	$41,905
Gross realized investment gains	$181	$6,548	$—	$6,729
Gross realized investment losses	(173)	—	—	(173)
Net realized investment gains	8	6,548	—	6,556
Other, including gains on calls and redemptions	—	—	23	23
Net realized gains on investments	$8	$6,548	$23	$6,579
Year ended December 31, 2022
Proceeds from sales	$42,505	$8,487	$—	$50,992
Gross realized investment gains	$365	$3,350	$—	$3,715
Gross realized investment losses	(51)	—	—	(51)
Net realized investment gains	314	3,350	—	3,664
Other, including losses on calls and redemptions	(200)	—	(24)	(224)
Net realized gains (losses) on investments	$114	$3,350	$(24)	$3,440

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Gross investment income:
Fixed maturity securities	$26,341	$26,357	$24,399
Equity securities	1,003	1,456	1,566
Short-term investments and cash and cash equivalents	3,949	4,456	2,260
Total gross investment income	31,293	32,269	28,225
Investment expenses	(2,081)	(930)	(1,002)
Net investment income	$29,212	$31,339	$27,223

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The following table summarizes the fair value and gross unrealized losses on fixed maturity securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
December 31, 2024
Available-for-Sale
States and political subdivisions	$100,190	$5,748	$27,446	$2,682	$127,636	$8,430
Corporate bonds	71,069	1,790	19,000	993	90,069	2,783
U.S. agency-based mortgage-backed securities	3,840	446	219	40	4,059	486
U.S. Treasury securities and obligations of U.S. government agencies	—	—	13,950	922	13,950	922
Total available-for-sale securities	$175,099	$7,984	$60,615	$4,637	$235,714	$12,621
December 31, 2023
Available-for-Sale
States and political subdivisions	$14,115	$111	$72,358	$6,608	$86,473	$6,719
Corporate bonds	26,178	96	93,538	3,390	119,716	3,486
U.S. agency-based mortgage-backed securities	—	—	4,745	445	4,745	445
U.S. Treasury securities and obligations of U.S. government agencies	—	—	13,672	1,145	13,672	1,145
Total available-for-sale securities	$40,293	$207	$184,313	$11,588	$224,606	$11,795

At December 31, 2024, the Company held 187 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position, of which 40 were in a continuous unrealized loss position for longer than 12 months.

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the year ended December 31, 2024.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2023	$38	$142	$—	$—	$2	$182
Provision for credit loss benefit	(8)	(56)	—	—	(2)	(66)
Balance at December 31, 2024	$30	$86	$—	$—	$—	$116

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The Company has established an allowance for credit losses on 416 held-to-maturity securities totaling $0.1 million as of December 31, 2024. The majority of those securities were issued by states and political subdivisions and corporate bonds at 398 and 15, respectively.

The Company has no allowance for credit losses on investments classified as available-for-sale as of December 31, 2024 and 2023.

The credit rating used for held-to-maturity fixed income securities is the rating for each security as published by Moody’s, Standard and Poor’s, and Fitch to determine the probability of default. If there are two ratings, the lower rating is used. If there are three ratings, the median rating is used. If there is one rating, that rating is used. For corporate fixed income securities (given a rating), the probability of default comes from Moody’s annual study of corporate bond defaults published each February. The maximum maturity using the default rate is 20 years (any maturity greater than 20 years will use the 20-year rate). For municipal fixed income securities (given a rating), the probability of default comes from Moody’s annual study of municipal bond defaults published annually.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of December 31, 2024.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized Cost
	(in thousands)
AAA/AA/A ratings	$367,399	$13,235	$2,781	$8,478	$3	$391,896
Baa/BBB ratings	657	20,614	—	—	10	21,281
Total	$368,056	$33,849	$2,781	$8,478	$13	$413,177

3.
Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for credit losses. The components of premiums receivable are shown below:

	December 31,
	2024	2023
	(in thousands)
Premiums receivable	$146,897	$137,535
Allowance for credit losses	(4,238)	(4,674)
Premiums receivable, net	$142,659	$132,861

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The following summarizes the activity in the allowance for credit losses on premiums receivable:

	December 31,
	2024	2023
	(in thousands)
Balance, beginning of year	$4,674	$4,852
Provision for credit loss expense	656	648
Write-offs	(1,092)	(826)
Balance, end of year	$4,238	$4,674

Included in premiums receivable at December 31, 2024, 2023 and 2022 is the Company’s estimate for EBUB premium of $13.8 million, $9.9 million and $8.6 million, respectively.

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

These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2024	2023
	(in thousands)
Agents’ commissions	$13,466	$12,955
Premium taxes	2,828	2,672
Deferred underwriting expenses	2,857	2,348
Total deferred policy acquisition costs	$19,151	$17,975

The following summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Balance, beginning of year	$17,975	$17,401	$17,059
Policy acquisition costs deferred	43,348	41,433	40,194
Amortization expense during the year	(42,172)	(40,859)	(39,852)
Balance, end of year	$19,151	$17,975	$17,401

5.
Property and Equipment

Property and equipment consist of the following:

	December 31,
	2024	2023
	(in thousands)
Land and office building	$9,039	$8,176
Furniture and equipment	6,202	5,890
Software	8,584	9,333
Automobiles	74	74
Finance lease right-of-use assets	462	461
Total original cost	24,361	23,934
Accumulated depreciation and amortization	(18,474)	(17,585)
Property and equipment, net	$5,887	$6,349

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Accumulated depreciation and amortization includes $0.4 million and $0.3 million that is related to equipment held under finance leases at December 31, 2024 and 2023, respectively, and is included in the underwriting and certain other operating costs line item on the income statement. The lease liabilities related to these properties are included in accounts payable and other liabilities.

6.
Reinsurance

The Company cedes certain premiums and losses to various reinsurers under excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2024, 2023 and 2022 was as follows:

	2024 Premiums		2023 Premiums		2022 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Gross	$294,144	$288,803	$285,355	$283,746	$276,110	$282,225
Ceded	(18,164)	(18,164)	(16,621)	(16,621)	(10,527)	(10,527)
Net premiums	$275,980	$270,639	$268,734	$267,125	$265,583	$271,698

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2024	2023
	(in thousands)
Unpaid losses recoverable:
Case basis	$73,421	$80,211
Incurred but not reported	39,321	39,535
Paid losses recoverable	3,664	7,796
Experience-rated commissions recoverable	913	2,781
Allowance for credit losses	(300)	(360)
Total	$117,019	$129,963

Amounts recoverable from reinsurers consists of ceded case reserves, ceded incurred but not reported (IBNR) reserves, and paid losses recoverable. Ceded case and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2024, there were immaterial paid losses recoverable past due.

The Company received reinsurance recoveries of $0.3 million in 2024, $16.0 million in 2023 and $1.4 million in 2022.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts. At December 31, 2024, reinsurance recoverables from reinsurers that exceeded 1.5% of statutory surplus of the Company’s insurance subsidiaries are shown below.

Reinsurer		A.M. Best Rating	Amounts Recoverable as of December 31, 2024
			(in thousands)
Hannover Reinsurance Ireland Limited	(1)	A+	$51,330
Arch Reinsurance Company	(1)	A+	25,502
Minnesota Workers' Compensation Reinsurance Association	(1)	NR	8,576
Munich Reinsurance America, Inc	(1)	A+	8,512
Allianz Risk Transfer AG (Bermuda)		A+	5,963
Odyssey America Reinsurance Corporation		A+	4,048
Other reinsurers			13,388
Total amounts recoverable from reinsurers			117,319
Allowance for credit losses			(300)
Total amounts recoverable from reinsurers net of allowance for credit losses			117,019
Funds withheld and letters of credit related to the above recoverables			(69,556)
Total unsecured amounts recoverable from reinsurers			$47,463

(1)
Current participant in our 2025 reinsurance program.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the years ended December 31, 2024 and 2023.

	Year Ended
	December 31,
	2024	2023
	(in thousands)
Balance, beginning of period	$360	$372
Provision for credit loss expense (benefit)	(60)	(12)
Balance, end of period	$300	$360

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

7.
Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$14,552	$15,035
Unearned premiums	6,257	6,072
Accrued expenses and other	2,145	2,103
State income tax	2,501	2,495
Accrued policyholder dividends	1,408	1,723
Accrued insurance-related assessments	1,557	1,870
Total deferred tax assets	28,420	29,298

Deferred income tax liabilities:
Deferred policy acquisition costs	(4,737)	(4,578)
Net unrealized gain on securities available-for-sale	(2,389)	(839)
Property and equipment and other	(130)	(365)
Salvage and subrogation	(302)	(284)
Loss reserves adjustment	(1,414)	(2,829)
Total deferred income tax liabilities	(8,972)	(8,895)
Net deferred income taxes	$19,448	$20,403

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current:
Federal	$11,351	$13,621	$12,753
State	867	1,020	427
	12,218	14,641	13,180
Deferred:
Federal	1,408	655	(802)
State	(6)	(27)	(334)
	1,402	628	(1,136)
Total	$13,620	$15,269	$12,044

As of December 31, 2024, 2023 and 2022, the Company had no valuation allowance against its deferred income tax assets and liabilities.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Income tax computed at federal statutory tax rate	$14,502	$16,249	$14,206
Tax-exempt interest, net	(1,945)	(1,997)	(2,268)
State income tax	679	779	3
Dividends received deduction	(85)	(125)	(134)
IRC section 162(m) compensation adjustment	158	46	(17)
Prior year adjustments	10	13	14
Other	301	304	240
	$13,620	$15,269	$12,044

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2024, 2023 and 2022.

The Inflation Reduction Act was enacted on August 16, 2022, and included a new Corporate Alternative Minimum Tax (CAMT). The Company has determined they do not expect to be liable for CAMT in 2024.

Tax years 2019 through 2024 are subject to examination by the federal and state taxing authorities.

8.
Line of Credit

The Company has an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank. The agreement was renewed in 2024. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or the one-month term SOFR rate. The line of credit is unsecured. No borrowings or letters of credit were outstanding under the line of credit arrangement at December 31, 2024 or 2023.

9.
Loss and Loss Adjustment Expenses

The following development tables provide the incurred and paid losses and allocated loss adjustment expenses, net of reinsurance, for workers’ compensation and general liability for accident years 2015 through 2024. The incurred but not reported (IBNR) losses and claims frequency is included for each accident year presented.

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of
	For the Years Ended December 31,										December 31, 2024
	(Dollars in thousands)										Total IBNR
											Plus
											Expected	Cumulative
											Development	Number of
Accident	Unaudited (1)										on Reported	Claims
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Claims	Reported
2015	$262,573	$262,573	$252,514	$235,471	$220,965	$211,758	$207,929	$207,086	$205,556	$203,499	$4,359	5,517
2016	—	250,491	250,491	241,406	218,005	209,214	202,820	201,604	198,566	197,359	4,666	5,395
2017	—	—	244,094	244,098	234,587	220,096	211,964	208,360	206,293	203,443	5,297	5,214
2018	—	—	—	250,487	250,487	235,641	217,369	208,517	205,001	203,456	3,865	5,478
2019	—	—	—	—	241,344	241,344	227,246	214,123	206,109	203,072	5,628	5,223
2020	—	—	—	—	—	220,710	220,710	214,500	207,047	200,698	12,923	4,391
2021	—	—	—	—	—	—	222,715	222,715	215,232	211,548	4,359	4,314
2022	—	—	—	—	—	—	—	192,907	192,907	190,117	(3,907)	4,088
2023	—	—	—	—	—	—	—	—	189,659	189,659	3,422	3,924
2024	—	—	—	—	—	—	—	—	—	192,153	(11,366)	3,577
									Total	$1,995,004	$29,246

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Dollars in thousands)

Accident	Unaudited (1)										Claim
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Frequency (2)
2015	$54,141	$121,599	$151,818	$170,461	$182,053	$185,657	$188,145	$189,339	$190,588	$189,578	14.25
2016	—	52,238	115,713	143,016	156,860	166,887	172,133	174,134	178,572	179,521	14.23
2017	—	—	56,951	122,552	151,427	166,448	175,733	183,696	185,690	186,798	14.69
2018	—	—	—	62,061	126,057	152,328	172,423	181,081	184,797	187,196	15.23
2019	—	—	—	—	58,884	120,512	154,391	168,448	176,488	180,586	15.28
2020	—	—	—	—	—	50,113	109,882	137,411	153,974	162,703	13.95
2021	—	—	—	—	—	—	52,292	130,288	159,864	174,454	15.06
2022	—	—	—	—	—	—	—	50,954	110,494	138,000	14.48
2023	—	—	—	—	—	—	—	—	47,207	107,823	13.83
2024	—	—	—	—	—	—	—	—	—	52,869	12.39
									Total	1,559,528
All outstanding liabilities before 2015, net of reinsurance										103,092
Liabilities for loss and loss adjustment expenses, net of reinsurance										538,567

(1) Data presented for these calendar years is required supplementary information, which is unaudited.
(2) Frequency, as calculated above, refers to reported claims divided by gross premium earned.

The average annual percentage payout of incurred losses by age, net of reinsurance, for workers’ compensation and general liability as of December 31, 2024 is summarized below. Since workers’ compensation has long payout periods, the table below shows less than 100% in the years disclosed. This is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
26.9%	32.1%	14.3%	7.9%	4.7%	2.4%	1.1%	1.1%	0.5%	(0.5)%

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Balance, beginning of period	$673,994	$696,037	$745,278
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	119,746	112,555	119,266
Net balance, beginning of period	554,248	583,482	626,012
Add incurred related to:
Current accident year	192,153	189,659	192,907
Prior accident years	(34,886)	(41,396)	(40,591)
Total incurred	157,267	148,263	152,316
Less paid related to:
Current accident year	52,869	47,207	50,954
Prior accident years	120,079	130,290	143,892
Total paid	172,948	177,497	194,846
Net balance, end of period	538,567	554,248	583,482
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	112,742	119,746	112,555
Balance, end of period	$651,309	$673,994	$696,037

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

December 31, 2024

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

The foregoing reconciliation reflects favorable development of the net reserves at December 31, 2024, 2023 and 2022. The favorable development reduced loss and loss adjustment expenses incurred by $34.9 million in 2024, driven primarily by accident years 2014 through 2022. In 2023 and 2022, the Company recorded favorable development of $41.4 million and $40.6 million, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

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

The following table details our exposures to various asbestos related claims:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Reserves for loss and LAE at beginning of year	$310	$248	$260
Incurred losses and LAE during the current year	14	15	(2)
Loss and LAE payments	(11)	47	(10)
Reserves for loss and LAE at end of year	$313	$310	$248

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

The anticipated effect of inflation is implicitly considered when estimating liabilities for loss and loss adjustment expenses. In establishing our reserves for loss and loss adjustment expenses, we review the results of analyses using individual case-base valuations and statistical and actuarial methods that utilize historical loss data from our more than 39 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides some of the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates. These anticipated trends are monitored based on actual development and are modified if necessary.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

10.
Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholders’ capital and surplus at December 31, 2024, 2023 and 2022 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2024, were as follows:

	2024	2023	2022
	(in thousands)
Capital and surplus	$235,091	$254,856	$252,486
Net income	43,668	56,637	59,810
Net realized gains (losses) on investments	(1,579)	5,470	3,692

Property and casualty insurance companies are subject to certain risk-based capital requirements (RBC) specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2024, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirements.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the greater of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Nebraska Director of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. AIIC paid $71.0 million in dividends to the Company in 2024, $56.0 million in 2023 and $77.7 million in 2022. Based upon the dividend limitation described above, AIIC could pay to the Company dividends of up to $50.8 million in 2025 without seeking regulatory approval.

11.
Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. At December 31, 2024, there were 20,733,166 shares of common stock issued and 19,050,315 shares outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 2024, there were no shares of preferred stock outstanding.

12.
Equity Based Compensation

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

In 2024, 12,993 shares of common stock were issued to executive officers pursuant to vested performance awards under the 2012 Incentive Plan. In 2023, 18,561 shares of common stock were issued to executive officers pursuant to vested performance awards under the 2012 Incentive Plan. In 2022, 40,959 shares of common stock were issued to executive officers pursuant to vested performance awards and 1,062 shares of restricted stock were granted to employees under the 2012 Incentive Plan.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The following table summarizes information about the common and restricted stock activity under the 2012 Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2022	12,821	62.52
Granted	42,021	48.08
Vested	(44,311)	49.21
Forfeited	—	—
Nonvested balance at December 31, 2022	10,531	60.92
Granted	18,561	52.35
Vested	(21,887)	53.65
Forfeited	(5,900)	50.97
Nonvested balance at December 31, 2023	1,305	55.18
Granted	12,993	43.14
Vested	(13,661)	44.11
Forfeited	—	—
Nonvested balance at December 31, 2024	637	47.07

The Company recognized compensation expense of $79,000 in 2024, a forfeiture benefit of $43,000 in 2023 and compensation expense of $232,000 in 2022 related to share-based grants. The Company recognized compensation expense of $712,000 in 2024, a forfeiture benefit of $223,000 in 2023, and compensation expense of $1,608,000 in 2022 related to long-term incentive performance awards under the 2012 Incentive Plan. The long-term incentive performance award is a liability award.

2022 Equity and Incentive Compensation Plan

In 2022, the Company’s shareholders approved the AMERISAFE 2022 Equity and Incentive Compensation Plan (the 2022 Incentive Plan). The 2022 Incentive Plan is administered by the Compensation Committee of the Board and is designed to attract, retain and motivate non-employee directors, officers, key employees and consultants by providing incentives for superior performance. The 2022 Incentive Plan authorizes the grant of equity-based compensation in the form of option rights, appreciation rights, restricted shares, restricted stock units, cash incentive awards, performance shares and units, and other types of awards. A maximum of 500,000 shares of common stock may be issued or transferred under the 2022 Incentive Plan.

In 2024, 10,384 restricted stock units were granted under the 2022 Incentive Plan, which will vest through 2027. At December 31, 2024, there were 437,987 shares of common stock available for future awards under the 2022 Incentive Plan.

The following table summarizes information about the restricted stock activity under the 2022 Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2022	—	—
Granted	2,098	47.65
Vested	—	—
Forfeited	—	—
Nonvested balance at December 31, 2022	2,098	47.65
Granted	—	—
Vested	(419)	47.65
Forfeited	—	—
Nonvested balance at December 31, 2023	1,679	47.65
Granted	—	—
Vested	(420)	47.65
Forfeited	—	—
Nonvested balance at December 31, 2024	1,259	47.65

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The following table summarizes information about the restricted stock unit activity under the 2022 Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2022	—	—
Granted	22,826	48.19
Vested	—	—
Forfeited	—	—
Nonvested balance at December 31, 2022	22,826	48.19
Granted	33,369	52.61
Vested	(7,989)	48.19
Forfeited	(987)	51.26
Nonvested balance at December 31, 2023	47,219	51.19
Granted	10,384	52.19
Vested	(6,148)	50.01
Forfeited	—	—
Nonvested balance at December 31, 2024	51,455	51.54

The Company recognized compensation expense of $832,000, $559,000 and $137,000 in 2024, 2023, and 2022, respectively, related to share-based grants under the 2022 Incentive Plan. The Company recognized compensation expense of $789,000 and $780,000 in 2024 and 2023, respectively, related to long-term incentive performance awards under the 2022 Incentive Plan. The long-term incentive performance award is a liability award.

Non-Employee Director Restricted Stock Plan

The AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan) is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Awards to non-employee directors are generally subject to terms including non-transferability, immediate vesting upon death or total disability of a director, forfeiture of unvested shares upon termination of service by a director and acceleration of vesting upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the Restricted Stock Plan is 150,000 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2024, there were 9,512 shares of common stock available for future awards under the Restricted Stock Plan.

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

As of December 31, 2024, there were 12,110 shares of restricted stock outstanding under the Non-Employee Director Restricted Stock Plan, all of which will vest on the date of our annual meeting of shareholders in 2025.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The following table summarizes information about the restricted stock activity under the Non-Employee Director Restricted Stock Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2022	5,607	62.40
Granted	12,149	50.41
Vested	(5,868)	61.75
Forfeited	—	—
Nonvested balance at December 31, 2022	11,888	50.47
Granted	9,856	53.26
Vested	(10,402)	50.47
Forfeited	(1,486)	55.08
Nonvested balance at December 31, 2023	9,856	53.26
Granted	12,110	43.33
Vested	(9,856)	53.26
Forfeited	—	—
Nonvested balance at December 31, 2024	12,110	43.33

The Company recognized compensation expense of $527,000, $484,000, and $502,000 in 2024, 2023, and 2022, respectively, related to the Non-Employee Director Restricted Stock Plan.

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

The calculation of basic and diluted EPS for the years ended December 31, 2024, 2023 and 2022 are presented below.

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands, except earnings per share amounts)
Basic EPS:
Net income – basic	$55,436	$62,108	$55,602
Basic weighted average common shares	19,071	19,149	19,233
Basic earnings per share	$2.91	$3.24	$2.89
Diluted EPS:
Net income – diluted	$55,436	$62,108	$55,602
Diluted weighted average common shares:
Weighted average common shares	19,071	19,149	19,233
Restricted stock and RSUs	89	77	89
Diluted weighted average common shares	19,160	19,226	19,322
Diluted earnings per common share	$2.89	$3.23	$2.88

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The table below sets forth the reconciliation of the weighted average shares used for the basic and diluted EPS calculation.

	Years Ended
	2024	2023	2022
Basic weighted average common shares	19,070,717	19,149,080	19,233,241
Add: Other common shares eligible for common dividends:
Restricted stock and RSUs	89,088	76,941	88,476
Diluted weighted average common shares	19,159,805	19,226,021	19,321,717

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

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Balance, beginning of period	$(7,194)	$(13,828)	$13,537
Other comprehensive income (loss) before reclassification	(1,919)	6,202	(24,966)
Amounts reclassified from accumulated other comprehensive income (loss)	238	432	(2,399)
Net current period other comprehensive income (loss)	(1,681)	6,634	(27,365)
Balance, end of period	$(8,875)	$(7,194)	$(13,828)

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive income (loss) to current period net income. The effects of reclassifications out of accumulated other comprehensive income (loss) by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Income (Loss)	Year Ended December 31,			Affected line item in the statement of income
	2024	2023	2022
	(in thousands)
Unrealized gains (losses) on available-for- sale securities	$(302)	$(547)	$3,037	Net realized gains (losses) on investments
	(302)	(547)	3,037	Income before income taxes
	64	115	(638)	Income tax expense
	$(238)	$(432)	$2,399	Net income

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

	Pre-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	(in thousands)
December 31, 2024
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(2,429)	$(510)	$(1,919)
Reclassification adjustment for gains realized in net income	302	64	238
Net unrealized loss	(2,127)	(446)	(1,681)
Other comprehensive loss	$(2,127)	$(446)	$(1,681)
December 31, 2023
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$7,850	$1,648	$6,202
Reclassification adjustment for losses realized in net income	547	115	432
Net unrealized gain	8,397	1,763	6,634
Other comprehensive income	$8,397	$1,763	$6,634
December 31, 2022
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(31,602)	$(6,636)	$(24,966)
Reclassification adjustment for losses realized in net income	(3,037)	(638)	(2,399)
Net unrealized loss	(34,639)	(7,274)	(27,365)
Other comprehensive loss	$(34,639)	$(7,274)	$(27,365)

15.
Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches 50% of employee contributions up to 6% of compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Company contributions to this plan were $0.7 million in each of 2024, 2023 and 2022.

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

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

to the claimants. The following table summarizes the fair value of the annuities at December 31, 2024, that the Company has purchased to satisfy its obligations.

Life Insurance Company	A.M. Best Rating	Statement Value of Annuities Exceeding 1% of Statutory Surplus
		(in thousands)
Pacific Life Insurance Company	A+	$24,059
Metropolitan Tower Life Insurance Company	A+	18,237
American General Life Insurance Company	A	13,752
United of Omaha Life Insurance Company	A+	10,345
Brighthouse Financial Life Insurance Company	A	8,746
New York Life Insurance Company	A++	7,122
Berkshire Hathaway Life Insurance Company of Nebraska	A++	7,107
John Hancock Life Insurance Company	A+	5,278
Athene Annuity and Life Company	A+	3,556
Wilton Reassurance Company	A+	2,816
Protective Life Insurance Company	A+	2,686
Other		6,035
		$109,739

Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best Company rating of “A” (Excellent) or better.

The Company has operating and finance leases for office space and equipment. Our leases have remaining lease terms of one month to 49 months, some of which include options to extend the leases for up to five years.

The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating lease cost	$101	$108
Finance lease cost:
Amortization of right-of-use assets	398	320
Interest on lease liabilities	11	8
Total finance lease cost	$409	$328

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$247	$(77)
Operating cash flows from finance leases	11	8
Financing cash flows from finance leases	85	91

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Right-of-use assets obtained in the exchange for the lease obligations were as follows:

	December 31,
	2024	2023
	(in thousands)
Operating leases	$325	$26
Finance leases	—	99

Supplemental balance sheet information related to leases was as follows:

	December 31, 2024	December 31, 2023	Balance Sheet Classification
	(in thousands)
Operating leases:
Operating lease right-of-use assets	$276	$29	Other assets

Operating lease liabilities	$276	$29	Accounts payable and other liabilities

Finance leases:
Finance lease right-of-use assets	$462	$462
Finance lease accumulated amortization right-of-use assets	(398)	(320)
Property and equipment, net	$64	$142	Property and equipment, net

Finance lease liabilities	$152	$238	Accounts payable and other liabilities

	December 31,
	2024		2023
Weighted average remaining lease term:
Operating leases	3.8	years	0.7	years
Finance leases	2.1	years	2.9	years
Weighted average discount rate:
Operating leases	8.45%		6.66%
Finance leases	5.89%		5.52%

The following is a maturity analysis of the annual undiscounted cash flows of the operating and finance lease liabilities as of December 31, 2024:

	Operating Leases	Finance Leases
	(in thousands)
2025	$88	$93
2026	83	49
2027	73	22
2028	75	—
2029	6	—
Total lease payments	325	164
Less imputed interest	49	12
Total	$276	$152

Rental expense was $0.1 million in 2024, and $0.1 million in both 2023 and 2022.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

17.
Concentration of Operations

The Company derives its premium revenues from its operations in the workers’ compensation insurance line of business.

Net premiums earned during 2024, 2023 and 2022 for the top ten states in 2024 and all others are shown below:

	2024		2023		2022
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Florida	$38,976	14.4%	$33,838	12.7%	$31,955	11.8%
Georgia	28,267	10.4%	30,504	11.4%	30,831	11.3%
Pennsylvania	19,564	7.2%	19,963	7.5%	21,017	7.7%
Louisiana	16,998	6.3%	21,150	7.9%	21,804	8.0%
Illinois	16,294	6.0%	13,072	4.9%	12,209	4.5%
North Carolina	15,863	5.9%	16,432	6.2%	17,883	6.6%
Texas	10,886	4.0%	6,151	2.3%	6,307	2.3%
Wisconsin	10,769	4.0%	11,724	4.4%	12,007	4.4%
Virginia	10,151	3.8%	10,400	3.8%	11,537	4.3%
South Carolina	8,603	3.2%	9,050	3.4%	9,808	3.6%
All others	94,268	34.8%	94,841	35.5%	96,340	35.5%
Total net premiums earned	$270,639	100.0%	$267,125	100.0%	$271,698	100.0%

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

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$413,061	$399,721	$483,575	$473,092
Fixed maturity securities—available-for-sale	307,750	307,750	317,064	317,064
Equity securities	58,629	58,629	57,147	57,147
Short-term investments	9,338	9,338	—	—
Cash and cash equivalents	44,045	44,045	38,682	38,682

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2024.

Assets measured at fair value on a recurring basis as of December 31, 2024 and 2023 are as follows:

	December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$148,206	$—	$148,206
Corporate bonds	—	141,535	—	141,535
U.S. agency-based mortgage-backed securities	—	4,059	—	4,059
U.S. Treasury securities	13,950	—	—	13,950
Total securities available-for-sale—fixed maturity	13,950	293,800	—	307,750
Equity securities:
Domestic common stock	58,629	—	—	58,629
Total	$72,579	$293,800	$—	$366,379

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$131,895	$—	$131,895
Corporate bonds	—	166,753	—	166,753
U.S. agency-based mortgage-backed securities	—	4,745	—	4,745
U.S. Treasury securities	13,671	—	—	13,671
Total securities available-for-sale—fixed maturity	13,671	303,393	—	317,064
Equity securities:
Domestic common stock	57,147	—	—	57,147
Total	$70,818	$303,393	$—	$374,211

Assets measured at amortized cost net of allowance for credit losses as of December 31, 2024 and 2023 are as follows:

	December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$356,268	$—	$356,268
Corporate bonds	—	32,670	—	32,670
U.S. agency-based mortgage-backed securities	—	2,643	—	2,643
U.S. Treasury securities	8,127	—	—	8,127
Asset-backed securities	—	13	—	13
Total held-to-maturity	$8,127	$391,594	$—	$399,721

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$408,970	$—	$408,970
Corporate bonds	—	49,948	—	49,948
U.S. agency-based mortgage-backed securities	—	3,199	—	3,199
U.S. Treasury securities	10,939	—	—	10,939
Obligations of U.S. government agencies	—	—	—	—
Asset-backed securities	—	36	—	36
Total held-to-maturity	$10,939	$462,153	$—	$473,092

At December 31, 2024 and 2023, the Company did not hold any securities measured at fair value on a nonrecurring basis due to expected credit losses.

19. Segment Reporting

The Company operates as a single reportable segment, Insurance Operations, through our wholly-owned subsidiaries. Profits, losses and assets are evaluated on a consolidated basis.

We are a specialty provider of workers’ compensation insurance focused on small to mid-sized employers engaged in high hazard industries. The Insurance Operations segment derives premium revenues from the sales of workers’ compensation insurance through independent agencies, including retail and wholesale brokers and agents. The accounting policies of the Insurance Operations are the same as those described in the significant accounting policies.

The Company’s Chief Operating Decision Maker (CODM) is the Chief Executive Officer. As the Company's CODM, the CEO directs and controls the Company's operations and gives strategic guidance and direction to ensure the Company achieves its mission and objectives. The CODM evaluates the performance and allocates resources for the Insurance Segment based on the operating results presented on the consolidated income statement, balance sheet and cash flow.

Two of the key financial measures used to evaluate our performance are return on average equity and growth in book value per share adjusted for dividends paid to shareholders. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity. We calculate book value per share by dividing ending shareholders’ equity by the number of common shares outstanding.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

The Company does not have intra-entity sales or asset transfers.

The Company is a monoline insurance company operating solely within the U.S. and does not have revenue from transactions with a single policyholder accounting for 10% or more of its revenues.

.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

20. Capital Management

The Company’s board of directors initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. There were 113,411 shares repurchased under this program in 2024 for $5.1 million, or an average price of $45.17, including commissions and excise tax. There were 46,741 shares repurchased under this program in 2023 for $2.2 million, or an average price of $46.45, including commissions and excise tax. There were 264,449 shares repurchased under this program in 2022 for $12.4 million, or an average price of $46.84, including commissions. Since the beginning of this plan, the Company has repurchased a total of 1,682,851 shares for $42.1 million, or an average price of $24.99, including commissions and excise tax.

In 2013, the Company’s board of directors initiated a regular quarterly dividend. During 2024, the Company’s board of directors declared a quarterly dividend of $0.37 per share compared to $0.34 per share in 2023, and $0.31 per share in 2022. The Company declared extraordinary dividends totaling $3.00 in 2024, $3.50 in 2023 and $4.00 in 2022.

21. Subsequent Events

On February 25, 2025 the Company declared a regular quarterly cash dividend of $0.39 per share payable on March 21, 2025 to shareholders of record as of March 7, 2025.

Schedule II. Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2024	2023
	(in thousands)
Assets:
Investments:
Fixed maturity securities—available-for-sale, at fair value (amortized cost $4,988 and $24,309 in 2024 and 2023, respectively)	$4,925	$24,283
Equity securities, at fair value (cost $5,110 and $7,108 in 2024 and 2023, respectively)	8,000	9,857
Investment in subsidiaries	230,936	249,159
Total investments	243,861	283,299
Cash and cash equivalents	11,793	6,635
Deferred income taxes	685	880
Notes receivable from subsidiaries	2,007	1,925
Property and equipment, net	762	1,933
Federal income tax recoverable	1,676	784
Other assets	1,051	1,099
Total assets	$261,835	$296,555
Liabilities and shareholders’ equity
Liabilities:
Accounts payable and other liabilities	4,494	4,104
Total liabilities	4,494	4,104
Shareholders' equity (net of Treasury stock of $42,052 and $36,929 at December 31, 2024 and 2023, respectively)	257,341	292,451
Total liabilities and shareholders' equity	$261,835	$296,555

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenues
Net investment income	$2,279	$4,861	$2,395
Net unrealized gains (losses) on equity securities	141	(845)	(490)
Fee and other income	10,395	8,933	9,533
Total revenues	12,815	12,949	11,438
Expenses
Other operating costs	10,395	8,932	9,533
Total expenses	10,395	8,932	9,533
Income before income taxes and equity in earnings of subsidiaries	2,420	4,017	1,905
Income tax expense	1,412	1,055	714
Gain before equity in earnings of subsidiaries	1,008	2,962	1,191
Equity in net income of subsidiaries	54,428	59,146	54,411
Net income	$55,436	$62,108	$55,602

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Operating activities
Net cash provided by operating activities	$2,623	$5,591	$6,121
Investing activities
Purchases of investments	—	(24,885)	(31,909)
Proceeds from sales of investments	22,502	35,013	75,950
Purchases of property and equipment	231	(482)	(1,903)
Dividends from subsidiary	71,000	56,000	77,700
Net cash provided by investing activities	93,733	65,646	119,838
Financing activities
Finance lease purchases	(85)	(91)	(58)
Share-based compensation related tax withholding	(554)	(944)	—
Purchase of treasury stock	(5,123)	(2,171)	(12,388)
Dividends to shareholders	(85,436)	(93,307)	(100,427)
Net cash used in financing activities	(91,198)	(96,513)	(112,873)
Change in cash and cash equivalents	5,158	(25,276)	13,086
Cash and cash equivalents at beginning of year	6,635	31,911	18,825
Cash and cash equivalents at end of year	$11,793	$6,635	$31,911

Schedule VI. Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Costs	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Net Premiums Earned	Net Investment Income	Loss and LAE Related to Current Period	Loss and LAE Related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
	(in thousands)
2024	$19,151	$651,309	$121,926	$270,639	$29,212	$192,153	$(34,886)	$(42,172)	$172,948	$275,980
2023	17,975	673,994	116,585	267,125	31,339	189,659	(41,396)	(40,859)	177,497	268,734
2022	17,401	696,037	114,976	271,698	27,223	192,907	(40,591)	(39,852)	194,846	265,583

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

AMERISAFE, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AMERISAFE, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMERISAFE, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 28, 2025, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New Orleans, LA

February 28, 2025

Item 9B. Other Information.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 pursuant to Item 401(b)-(c) of Regulation S-K with respect to our executive officers and key employees is included in Part I of this report and is incorporated herein by reference.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2025 Annual Meeting of Shareholders. We plan to file our Proxy Statement within 120 days after December 31, 2024, the end of our fiscal year.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2025 Annual Meeting of Shareholders.

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

The information required by Item 10 with respect to our insider trading policies and procedures is incorporated by reference to the information included under the caption "Corporate Governance" in our Proxy Statement for the 2025 Annual Meeting of Shareholders. Additionally, a copy of our insider trading policy and 10b5-1 policy are filed as Exhibit 19.1 and Exhibit 19.2, respectively, to this report.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees, and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2025 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2025 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2025 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2025 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2025 Annual Meeting of Shareholders.

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

10.15*	Form of 2022 Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed February 21, 2023)

10.16*	Form of 2022 Equity and Incentive Plan Restricted Stock Award Agreement

19.1	AMERISAFE, Inc. Insider Trading Policy

19.2	AMERISAFE, Inc. Rule 10b5-1 Policy

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed February 26, 2016)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Anastasios Omiridis filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Anastasios Omiridis filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	AMERISAFE, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed February 23, 2024)

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2025.

AMERISAFE, INC.

By:	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2025.

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
Sean Traynor

Kathryn H. Shirley, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 28th day of February 2025, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ Kathryn H. Shirley
Kathryn H. Shirley, Attorney-in-Fact