Form 10-Q
period 2025-03-31
AMERISAFE INC
filed 2025-04-30
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number:

001-12251

AMERISAFE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Texas	75-2069407
(State of Incorporation)	(I.R.S. Employer Identification Number)

2301 Highway 190 West, DeRidder, Louisiana	70634
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 463-9052

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	AMSF	NASDAQ

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

As of April 18, 2025, there were 19,050,315 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical facts. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” "could," "to be," “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements.

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
•
in the industries we target, decreased level of business activity of our policyholders caused by downturn in business activity generally;
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

The foregoing factors should not be construed as exhaustive and should be read together with the other risks described in this report and other factors described under the caption "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and as may be further amended by subsequent filings with the SEC. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Investors are cautioned that many of the assumptions upon which these forward-looking statements are based are likely to change after the date the forward-looking statements are made. We undertake no obligation to update or revise any forward-looking statements, which speak only as of the date made, notwithstanding any changes in our assumptions, actual experience or other changes that arise after the date of this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $100 and $116 in 2025 and 2024, respectively, (fair value $385,981 and $399,721 in 2025 and 2024, respectively)	$399,241	$413,061
Fixed maturity securities—available-for-sale, at fair value (amortized cost $323,931, allowance for credit losses of $0 in 2025 and amortized cost $318,975, allowance for credit losses of $0 in 2024)	314,726	307,750
Equity securities, at fair value (cost $36,020 in 2025 and 2024)	55,476	58,629
Short-term investments	11,569	9,338
Total investments	781,012	788,778
Cash and cash equivalents	44,753	44,045
Amounts recoverable from reinsurers (net of allowance for credit losses of $294 and $300 in 2025 and 2024, respectively)	114,278	117,019
Premiums receivable (net of allowance for credit losses of $4,129 and $4,238 in 2025 and 2024, respectively)	156,746	142,659
Deferred income taxes	19,112	19,448
Accrued interest receivable	7,747	7,327
Property and equipment, net	5,675	5,887
Deferred policy acquisition costs	20,422	19,151
Federal income tax recoverable	96	2,180
Other assets	6,876	11,297
Total assets	$1,156,717	$1,157,791
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$639,965	$651,309
Unearned premiums	132,646	121,926
Amounts held for others	33,761	38,657
Policyholder deposits	33,462	33,867
Insurance-related assessments	15,888	14,852
Accounts payable and other liabilities	37,858	38,409
Payable for investments purchased	2,324	1,430
Total liabilities	895,904	900,450
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2025 and 2024; 20,733,166 shares issued and 19,050,315 shares outstanding in 2025 and 2024	207	207
Additional paid-in capital	224,327	223,956
Treasury stock, at cost (1,682,851 shares in 2025 and 2024)	(42,052)	(42,052)
Accumulated earnings	85,600	84,105
Accumulated other comprehensive loss, net	(7,269)	(8,875)
Total shareholders’ equity	260,813	257,341
Total liabilities and shareholders’ equity	$1,156,717	$1,157,791

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues
Gross premiums written	$83,784	$80,074
Ceded premiums written	(4,179)	(3,926)
Net premiums written	$79,605	$76,148
Net premiums earned	$68,885	$68,446
Net investment income	6,652	7,366
Net realized gains (losses) on investments	2	(222)
Net unrealized gains (losses) on equity securities	(3,152)	4,776
Fee and other income	210	123
Total revenues	72,597	80,489
Expenses
Loss and loss adjustment expenses incurred	40,159	39,991
Underwriting and certain other operating costs	6,260	5,311
Commissions	6,055	5,882
Salaries and benefits	8,284	7,505
Policyholder dividends	634	1,072
Provision for investment related credit loss benefit	(16)	(17)
Total expenses	61,376	59,744
Income before income taxes	11,221	20,745
Income tax expense	2,272	3,820
Net income	$8,949	$16,925
Earnings per share
Basic	$0.47	$0.89
Diluted	$0.47	$0.88
Shares used in computing earnings per share
Basic	19,036,309	19,122,168
Diluted	19,154,426	19,211,282
Cash dividends declared per common share	$0.39	$0.37

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$8,949	$16,925
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	1,606	(1,546)
Comprehensive income	$10,555	$15,379

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2025 and 2024

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2024	20,733,166	$207	$223,956	(1,682,851)	$(42,052)	$84,105	$(8,875)	$257,341
Comprehensive income:
Net income	—	—	—	—	—	8,949	—	8,949
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	1,606	1,606
Comprehensive income:								10,555
Share-based compensation	—	—	371	—	—	—	—	371
Dividends to shareholders	—	—	—	—	—	(7,454)	—	(7,454)
Balance at March 31, 2025	20,733,166	$207	$224,327	(1,682,851)	$(42,052)	$85,600	$(7,269)	$260,813

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2023	20,704,448	$207	$222,078	(1,569,440)	$(36,929)	$114,289	$(7,194)	$292,451
Comprehensive income:
Net income	—	—	—	—	—	16,925	—	16,925
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(1,546)	(1,546)
Comprehensive income:								15,379
Share-based compensation	—	—	365	—	—	—	—	365
Dividends to shareholders	—	—	—	—	—	(7,101)	—	(7,101)
Balance at March 31, 2024	20,704,448	$207	$222,443	(1,569,440)	$(36,929)	$124,113	$(8,740)	$301,094

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$8,949	$16,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	214	328
Net amortization of investments	261	519
Change in investment related allowance for credit losses	(16)	(17)
Deferred income taxes	(91)	(369)
Net realized (gains) losses on investments	(2)	222
Net unrealized (gains) losses on equity securities	3,152	(4,776)
Share-based compensation	1,073	688
Changes in operating assets and liabilities:
Premiums receivable, net	(14,079)	(13,314)
Accrued interest receivable	(420)	24
Deferred policy acquisition costs	(1,271)	(1,019)
Other assets	1,772	(724)
Reserves for loss and loss adjustment expenses	(11,344)	(5,935)
Unearned premiums	10,720	7,703
Reinsurance balances	2,741	2,496
Amounts held for others and policyholder deposits	(5,301)	1,482
Federal income taxes recoverable	2,084	4,141
Accounts payable and other liabilities	(234)	(868)
Net cash provided by (used in) operating activities	(1,792)	7,506
Investing activities
Purchases of investments held-to-maturity	—	(3,320)
Purchases of investments available-for-sale	(8,320)	—
Purchases of short-term investments	(2,178)	(38,559)
Proceeds from maturities of investments held-to-maturity	16,236	12,692
Proceeds from sales and maturities of investments available-for-sale	4,209	24,216
Purchases of property and equipment	(2)	(746)
Net cash provided by (used in) investing activities	9,945	(5,717)
Financing activities
Finance lease purchases	(21)	(21)
Dividends to shareholders	(7,424)	(7,075)
Net cash used in financing activities	(7,445)	(7,096)
Change in cash and cash equivalents	708	(5,307)
Cash and cash equivalents at beginning of period	44,045	38,682
Cash and cash equivalents at end of period	$44,753	$33,375

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

AMERISAFE, Inc. (the Company) is an insurance holding company incorporated in the state of Texas. The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries: American Interstate Insurance Company (AIIC) and its insurance subsidiaries, Silver Oak Casualty, Inc. (SOCI) and American Interstate Insurance Company of Texas (AIICTX), Amerisafe Risk Services, Inc. (RISK) and Amerisafe General Agency, Inc. (AGAI). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Nebraska. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. RISK, a wholly owned subsidiary of the Company, is a claims and safety service company currently servicing only affiliated insurance companies. AGAI, a wholly owned subsidiary of the Company, is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers.

The terms “AMERISAFE,” the “Company,” “we,” “us” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, telecommunications, and maritime. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the three months ended March 31, 2025 and 2024.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the Exchange Act), and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (GAAP). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Adopted Accounting Guidance

The Company has not adopted any new accounting guidance in 2025.

Prospective Accounting Guidance

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures, that requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. The guidance is effective for our Annual Report on Form 10-K for the year ended December 31, 2025. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. Prospective application is required, with retrospective application permitted. We have analyzed the impacts and will provide the required disclosures upon adoption.

In November 2024, the FASB issued Accounting Standards Update 2024-03, Expense Disaggregation Disclosures, which requires disclosure of specified information about certain costs and expenses in the notes to the financial statements. The guidance is effective for our Annual Report on Form 10-K for the year ended December 31, 2027, and interim reporting periods beginning in 2028. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. Prospective application is required, with retrospective application permitted. We are evaluating the impact of this disclosure-only requirement.

Note 2. Restricted Stock, Restricted Stock Units, and Stock Options

As of March 31, 2025, the Company has three equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan), the AMERISAFE 2012 Equity and Incentive Compensation Plan (the 2012 Incentive Plan) and the 2022 Equity and Incentive Compensation Plan (the 2022 Incentive Plan). In connection with the approval of the 2022 Incentive Plan by the Company’s shareholders at the annual meeting of shareholders in June 2022, no further grants will be made under the 2012 Incentive Plan. All grants made under the 2012 Incentive Plan will continue in effect, subject to the terms and conditions of the 2012 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding the Company’s incentive plans.

During the three months ended March 31, 2025 and 2024, the Company issued no shares of common stock related to the equity incentive plans.

The Company had no stock options outstanding as of March 31, 2025.

The Company recognized share-based compensation expense of $1.1 million in the three months ended March 31, 2025 and $0.7 million in the same period in 2024.

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

The diluted EPS calculation includes potential common shares assumed issued under the treasury stock method, which reflects the potential dilution that would occur if any restricted stock or RSUs vest.

	Three Months Ended
	March 31,
	2025	2024
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$8,949	$16,925
Basic weighted average common shares	19,036,309	19,122,168
Basic earnings per common share	$0.47	$0.89
Diluted EPS:
Net income	$8,949	$16,925
Diluted weighted average common shares:
Weighted average common shares	19,036,309	19,122,168
Restricted stock and RSUs	118,117	89,114
Diluted weighted average common shares	19,154,426	19,211,282
Diluted earnings per common share	$0.47	$0.88

Note 4. Investments

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at March 31, 2025 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$360,026	$(29)	$359,997	$1,250	$(13,333)	$347,914
Corporate bonds	28,110	(71)	28,039	10	(888)	27,161
U.S. agency-based mortgage-backed securities	2,696	—	2,696	19	(120)	2,595
U.S. Treasury securities and obligations of U.S. government agencies	8,500	—	8,500	10	(208)	8,302
Asset-backed securities	9	—	9	—	—	9
Totals	$399,341	$(100)	$399,241	$1,289	$(14,549)	$385,981

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at March 31, 2025 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$163,615	$208	$(8,157)	$155,666	$—
Corporate bonds	141,024	1,766	(1,880)	140,910	—
U.S. agency-based mortgage-backed securities	4,406	—	(403)	4,003	—
U.S. Treasury securities and obligations of U.S. government agencies	14,886	—	(739)	14,147	—
Totals	$323,931	$1,974	$(11,179)	$314,726	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at March 31, 2025 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock - Exchange Traded Funds	$36,020	$19,465	$(9)	$55,476
Total equity securities	$36,020	$19,465	$(9)	$55,476

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

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at December 31, 2024 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$156,488	$148	$(8,430)	$148,206	$—
Corporate bonds	143,070	1,248	(2,783)	141,535	—
U.S. agency-based mortgage-backed securities	4,545	—	(486)	4,059	—
U.S. Treasury securities and obligations of U.S. government agencies	14,872	—	(922)	13,950	—
Totals	$318,975	$1,396	$(12,621)	$307,750	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at December 31, 2024 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock - Exchange Traded Funds	$36,020	$22,609	$—	$58,629
Total equity securities	$36,020	$22,609	$—	$58,629

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$46,809	$46,468	$49,303	$48,831
After one year through five years	84,055	81,338	93,087	89,418
After five years through ten years	119,428	113,802	115,307	109,812
After ten years	146,244	141,769	152,570	149,004
U.S. agency-based mortgage-backed securities	2,696	2,595	2,781	2,643
Asset-backed securities	9	9	13	13
Totals	$399,241	$385,981	$413,061	$399,721

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$31,138	$30,931	$23,944	$23,806
After one year through five years	86,691	85,258	97,996	95,500
After five years through ten years	75,622	73,575	71,233	68,494
After ten years	126,074	120,959	121,257	115,891
U.S. agency-based mortgage-backed securities	4,406	4,003	4,545	4,059
Totals	$323,931	$314,726	$318,975	$307,750

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2025.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
March 31, 2025
Available-for-Sale
States and political subdivisions	$66,649	$1,276	$70,620	$6,881	$137,269	$8,157
Corporate bonds	24,309	304	43,472	1,576	67,781	1,880
U.S. agency-based mortgage-backed securities	—	—	4,003	403	4,003	403
U.S. Treasury securities and obligations of U.S. government agencies	—	—	14,147	739	14,147	739
Total available-for-sale securities	$90,958	$1,580	$132,242	$9,599	$223,200	$11,179

At March 31, 2025, we held 184 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position.

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2024.

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the quarter ended March 31, 2025.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2024	$30	$86	$—	$—	$—	$116
Provision for credit loss benefit	(1)	(15)	—	—	—	(16)
Balance at March 31, 2025	$29	$71	$—	$—	$—	$100

As of March 31, 2025, the Company has established an allowance for credit losses on 401 held-to-maturity securities totaling $0.1 million. Most of those securities were issued by states and political subdivisions (387 securities) and corporate bonds (13 securities).

The Company has no allowance for credit losses on investments classified as available-for-sale for the period ended March 31, 2025.

The credit rating used for held-to-maturity fixed income securities is the rating for each security as published by Moody’s, Standard and Poor's, and Fitch to determine the probability of default. If there are two ratings, the lower rating is used. If there are three ratings, the median rating is used. If there is one rating, that rating is used. For corporate fixed income securities (given a rating), the probability of default comes from Moody’s annual study of corporate bond defaults published each February. The maximum maturity using the default rate is 20 years (any maturity greater than 20 years will use the 20-year rate). For municipal fixed income securities (given a rating), the probability of default comes from Moody’s study of municipal bond defaults published annually.

The calculation of the credit loss allowance takes the amortized cost of the fixed income security and assumes default and recovery based on the average recovery rates from the Moody’s default studies. The amortized cost of the security, plus any accrued interest, minus the amount recovered, is the estimated full amount the Company could lose in a default scenario. This amount is then multiplied by the probability of default to determine the allowance for credit loss. The lower the security is rated, the higher likelihood of default, and therefore a higher allowance for credit loss. The longer to the maturity date of a security, the higher the default risk.

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of March 31, 2025.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized Cost
	(in thousands)
AAA/AA/A ratings	$359,370	$13,104	$2,696	$8,500	$—	$383,670
Baa/BBB ratings	656	15,006	—	—	9	15,671
Total	$360,026	$28,110	$2,696	$8,500	$9	$399,341

Net realized gains in the quarter ended March 31, 2025 were immaterial. Net realized losses in the quarter ended March 31, 2024 were $0.2 million resulting from the sale of fixed maturity securities classified as available-for-sale.

During the three months ended March 31, 2025, we recognized through income $3.2 million of net unrealized losses on equity securities compared to $4.8 million of net unrealized gains on equity securities for the same period in 2024.

Investment income is recognized as it is earned. The discount or premium on fixed maturity securities is amortized using the “constant yield” method. Anticipated prepayments, where applicable, are considered when determining the amortization of premiums or discounts. Realized investment gains and losses are determined using the specific identification method.

The Company invests in Exchange Traded Funds with the objective of diversifying portfolio holdings.

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, Income Taxes, we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of March 31, 2025 and 2024, we had no valuation allowance against its deferred income tax assets and liabilities.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes primarily due to the impact of tax-exempt investment income and state income tax accruals.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for the periods ended March 31, 2025 and 2024.

Tax years 2021 through 2024 are subject to examination by the federal and state taxing authorities.

Note 6. Loss Reserves

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid as of a given point in time. The reserves for loss and loss adjustment expenses are estimated using individual case-basis valuations, statistical analyses and estimates based upon experience for unreported claims and their associated loss and loss adjustment expenses. Such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed internally and periodically evaluated with our independent actuary. Adjustments are made as experience develops and new information becomes known. Any such adjustments are included in income from current operations. See Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding our loss and loss adjustment expense development.

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Balance, beginning of period	$651,309	$673,994
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	112,742	119,746
Net balance, beginning of period	538,567	554,248
Add incurred related to:
Current accident year	48,908	48,597
Prior accident years	(8,749)	(8,606)
Total incurred	40,159	39,991
Less paid related to:
Current accident year	2,037	2,137
Prior accident years	47,225	41,522
Total paid	49,262	43,659
Net balance, end of period	529,464	550,580
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	110,501	117,479
Balance, end of period	$639,965	$668,059

The foregoing reconciliation reflects favorable development of the net reserves at March 31, 2025 and March 31, 2024. The favorable development reduced loss and loss adjustment expenses incurred by $8.7 million and $8.6 million in first quarter 2025 and 2024, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to two factors: (1) lower than expected severity of injuries in these accident years compared to our original and revised estimates; and (2) favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement. We believe the favorable case reserve development resulted primarily from an intensive claims management focus with the Company actively seeking to settle claims.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Balance, beginning of period	$300	$360
Provision for credit loss benefit	(6)	(51)
Balance, end of period	$294	$309

Note 7. Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income includes net income plus unrealized gains and losses on our available-for-sale investment securities, net of tax. In reporting comprehensive income on a net basis in the statements of comprehensive income, we used a 21% tax rate in 2025 and 2024. The difference between net income as reported and comprehensive income was due primarily to changes in unrealized gains and losses, net of tax on available-for-sale debt securities.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive loss for each period presented in the interim financial statements.

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Balance, beginning of period	$(8,875)	$(7,194)
Other comprehensive income (loss) before reclassification	1,602	(1,637)
Amounts reclassified from accumulated other comprehensive loss	4	91
Net current period other comprehensive income (loss)	1,606	(1,546)
Balance, end of period	$(7,269)	$(8,740)

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive loss to current period net income. The effects of reclassifications out of accumulated other comprehensive loss by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Loss	Three Months Ended March 31,		Affected line item in the statement of income
	2025	2024
	(in thousands)
Unrealized losses on debt securities, net of tax	$(6)	$(115)	Net realized gains (losses) on investments
	(6)	(115)	Income before income taxes
Unrealized losses on debt securities, net of tax	2	24	Income tax expense
	$(4)	$(91)	Net income

Note 8. Fair Values of Financial Instruments

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Securities reported at fair value using Level 2 inputs represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2025.

At March 31, 2025, assets measured at fair value on a recurring basis are summarized below:

	March 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$155,666	$—	$155,666
Corporate bonds	—	140,910	—	140,910
U.S. agency-based mortgage-backed securities	—	4,003	—	4,003
U.S. Treasury securities	14,147	—	—	14,147
Total securities available-for-sale—fixed maturity	14,147	300,579	—	314,726
Equity securities:
Domestic common stock - Exchange Traded Funds	55,476	—	—	55,476
Total	$69,623	$300,579	$—	$370,202

At March 31, 2025, assets measured at amortized cost net of allowance for credit losses are summarized below:

	March 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$347,914	$—	$347,914
Corporate bonds	—	27,161	—	27,161
U.S. agency-based mortgage-backed securities	—	2,595	—	2,595
U.S. Treasury securities	8,302	—	—	8,302
Asset-backed securities	—	9	—	9
Total held-to-maturity	$8,302	$377,679	$—	$385,981

At December 31, 2024, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$148,206	$—	$148,206
Corporate bonds	—	141,535	—	141,535
U.S. agency-based mortgage-backed securities	—	4,059	—	4,059
U.S. Treasury securities	13,950	—	—	13,950
Total securities available-for-sale—fixed maturity	$13,950	$293,800	$—	$307,750
Equity securities:
Domestic common stock - Exchange Traded Funds	58,629	—	—	58,629
Total	$72,579	$293,800	$—	$366,379

At December 31, 2024, assets measured at amortized cost net of allowance for credit losses are summarized below:

	December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$356,268	$—	$356,268
Corporate bonds	—	32,670	—	32,670
U.S. agency-based mortgage-backed securities	—	2,643	—	2,643
U.S. Treasury securities	8,127	—	—	8,127
Asset-backed securities	—	13	—	13
Total held-to-maturity	$8,127	$391,594	$—	$399,721

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments.

	As of March 31, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$399,241	$385,981	$413,061	$399,721
Fixed maturity securities—available-for-sale	314,726	314,726	307,750	307,750
Equity securities	55,476	55,476	58,629	58,629
Short-term investments	11,569	11,569	9,338	9,338
Cash and cash equivalents	44,753	44,753	44,045	44,045

Note 9. Treasury Stock

The Company’s Board of Directors (the Board) initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. As of March 31, 2025, $5.3 million was available for future repurchases. Repurchases of shares may be made pursuant to pre-established trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act.

During the three months ended March 31, 2025 and 2024, no shares were purchased.

Note 10. Segment Reporting

The Company operates as a single reportable segment, Insurance Operations, through our wholly-owned subsidiaries. Profits, losses and assets are evaluated on a consolidated basis.

We are a specialty provider of workers’ compensation insurance focused on small to mid-sized employers engaged in high hazard industries. Our Insurance Operations segment derives premium revenues from the sales of workers’ compensation insurance through independent agencies, including retail and wholesale brokers and agents. The accounting policies of the Insurance Operations are the same as those described in the "Summary of Significant Accounting Policies" in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

There are no differences from our Annual Report on Form 10-K for the year ended December 31, 2024 in the basis of segmentation or in the basis of measurement of segment profit or loss.

Note 11. Subsequent Events

On April 29, 2025, the Board declared a regular cash dividend of $0.39 per share, payable on June 20, 2025 to shareholders of record as of June 13, 2025. The Board considers the declaration and payment of a regular cash dividend each calendar quarter and any such declaration and payment of dividends is at the discretion of the Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of its consolidated financial position, results of operations and cash flows. The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. This discussion includes forward-looking statements that are not guarantees of future performance and are not necessarily indicative of future operating results. See “Forward-Looking Statements” in Part I above for further discussion.

Business Overview

AMERISAFE is a holding company that markets and underwrites workers’ compensation insurance through its insurance subsidiaries. Workers’ compensation insurance covers statutorily prescribed benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our business strategy is focused on providing this coverage to small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, maritime, and telecommunications. Employers engaged in hazardous industries typically pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. These higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. Hazardous industry employers also tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. We provide proactive safety reviews of most employers’ workplaces. These safety reviews are a vital component of our underwriting process and are aimed at promoting safer workplaces. We utilize intensive claims management practices that we believe permit us to effectively manage the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety or fraud concerns. We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting and safety, claims and audit services, provide us with the opportunity to earn attractive returns for our shareholders.

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, credit losses on investment securities, and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

The following table summarizes our consolidated financial results for the quarter ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
	2025	2024
	(dollars in thousands, except per share data)
	(unaudited)
Gross premiums written	$83,784	$80,074
Net premiums earned	68,885	68,446
Net investment income	6,652	7,366
Total revenues	72,597	80,489
Total expenses	61,376	59,744
Net income	8,949	16,925
Diluted earnings per common share	$0.47	$0.88
Other Key Measures
Net combined ratio (1)	89.1%	87.3%
Return on average equity (2)	13.8%	22.8%
Book value per share (3)	$13.69	$15.74

(1)
The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by net premiums earned in the current period.
(2)
Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period. Net unrealized losses on equity securities contributed to the lower quarterly return on average equity.
(3)
Book value per share is calculated by dividing shareholders’ equity by the total outstanding shares of our common stock as of the end of the reported period.

Consolidated Results of Operations for Three Months Ended March 31, 2025 Compared to March 31, 2024

Gross Premiums Written. Gross premiums written for the quarter ended March 31, 2025 were $83.8 million, compared to $80.1 million for the same period in 2024, an increase of 4.6%. The increase was attributable to a $5.1 million increase in annual premiums on voluntary policies written during the period partially offset by a $1.3 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2025 were $79.6 million, compared to $76.1 million for the same period in 2024, an increase of 4.5%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.7% for the quarter ended March 31, 2025, compared to 5.4% for the same period in 2024. The increase in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2025 reinsurance treaties. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Net Premiums Earned. Net premiums earned for the first quarter of 2025 were $68.9 million, compared to $68.4 million for the same period in 2024, an increase of 0.6%. The increase was primarily attributable to the increase in net premiums written during the reported period.

Net Investment Income. Net investment income for the quarter ended March 31, 2025 was $6.7 million, compared to $7.4 million for the same period in 2024, a decrease of 9.7%. The decrease was due to lower average invested asset balances in the reported period compared to the prior year. Average invested assets, including cash and cash equivalents, were $835.5 million in the quarter ended March 31, 2025 compared to $902.9 million for the same period in 2024, a decrease of 7.5%. The pre-tax investment yield on our investment portfolio was 3.2% per annum during the quarter ended March 31, 2025 compared to 3.3% per annum during the same period in 2024. The tax-equivalent yield on our investment portfolio was 3.8% per annum for the quarter ended March 31, 2025 and 3.7% for the same period in 2024. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended March 31, 2025 were immaterial compared to net realized losses of $0.2 million for the same period in 2024. Net realized losses in the first quarter of 2024 were mostly attributable to sales of fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. Net unrealized losses on our equity securities was $3.2 million for the quarter ended March 31, 2025 compared to net unrealized gains of $4.8 million for the same period in 2024.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $40.2 million for the three months ended March 31, 2025, compared to $40.0 million for the same period in 2024, an increase of $0.2 million, or 0.4%. The current accident year loss and LAE incurred were $48.9 million compared to $48.6 million for the same period in 2024. Our initial estimate of the loss and LAE ratio for accident year 2025 remains unchanged at 71.0% of net premiums earned, consistent with the estimate initially set for accident year 2024, and is based on long-term claim frequency and severity trends, as well as medical inflation. We recorded favorable prior accident year development of $8.7 million in the first quarter of 2025, compared to favorable prior accident year development of $8.6 million in the same period of 2024, as further discussed below in “Prior Year Development.” Our net loss ratio was 58.3% in the first quarter of 2025, compared to 58.4% for the same period of 2024.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended March 31, 2025 were $20.6 million, compared to $18.7 million for the same period in 2024. This increase was primarily due to a $2.1 million increase in insurance related assessments, a $0.8 million increase in compensation expense and a $0.3 million increase in accounts receivable writeoffs. These increases were partially offset by a $0.9 million increase in profit sharing reinsurance commission. Our expense ratio was 29.9% in the first quarter of 2025 compared to 27.3% in the first quarter of 2024.

Income Tax Expense. Income tax expense for the three months ended March 31, 2025 was $2.3 million, compared to $3.8 million for the same period in 2024. The effective tax rate for the Company for quarter ended March 31, 2025 was 20.2% compared to 18.4% in the first quarter of 2024. The increase in the effective tax rate was due to a lower proportion of income from tax-exempt investments.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash used in operating activities was $1.8 million for the three months ended March 31, 2025, which represented a $9.3 million decrease from $7.5 million in net cash provided by operating activities for the three months ended March 31, 2024. This decrease in operating cash flow was due to a $10.3 million increase in losses paid, a $1.4 million decrease in net investment income, and a $0.8 million decrease in reinsurance recoveries. Partially offsetting these decreases were a $2.8 million increase in premium collections and a $0.4 million decrease in underwriting expenses paid.

Net cash provided by investing activities was $9.9 million for the three months ended March 31, 2025, compared to net cash used in investment activities of $5.7 million for the same period in 2024. Cash provided by sales and maturities of investments totaled $20.4 million for the three months ended March 31, 2025, compared to $36.9 million for the same period in 2024. A total of $10.5 million in cash was used to purchase investments in the three months ended March 31, 2025, compared to $41.9 million in purchases for the same period in 2024. There were immaterial purchases of property and equipment in the three months ended March 31, 2025 compared to $0.7 million for the same period in 2024.

Net cash used in financing activities in the three months ended March 31, 2025 was $7.4 million compared to net cash used in financing activities of $7.1 million for the same period in 2024. In the three months ended March 31, 2025, $7.4 million of cash was used for dividends paid to shareholders compared to $7.1 million in the same period of 2024.

Investment Portfolio

The carrying value of our investment portfolio, including cash and cash equivalents, totaled $825.8 million at March 31, 2025 compared to $832.8 million at December 31, 2024, a decrease of 0.8%. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity. Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale are reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2025, is shown in the following table:

	Carrying Amount	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$359,997	43.6%
Corporate bonds	28,039	3.4%
U.S. agency-based mortgage-backed securities	2,696	0.3%
U.S. Treasury securities and obligations of U.S. government agencies	8,500	1.0%
Asset-backed securities	9	—
Total fixed maturity securities—held-to-maturity	399,241	48.3%
Fixed maturity securities—available-for-sale:
States and political subdivisions	155,666	18.9%
Corporate bonds	140,910	17.1%
U.S. agency-based mortgage-backed securities	4,003	0.5%
U.S. Treasury securities and obligations of U.S. government agencies	14,147	1.7%
Total fixed maturity securities—available-for-sale	314,726	38.2%
Equity securities	55,476	6.7%
Short-term investments	11,569	1.4%
Cash and cash equivalents	44,753	5.4%
Total investments, including cash and cash equivalents	$825,765	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year development of $8.7 million in the three months ended March 31, 2025. The table below sets forth the favorable development for the three months ended March 31, 2025 and 2024 for accident years 2020 through 2024 and, collectively, for all accident years prior to 2020.

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Accident Year
2024	$—	$—
2023	—	—
2022	0.9	—
2021	3.3	—
2020	2.7	1.7
Prior to 2020	1.8	6.9
Total net development	$8.7	$8.6

The table below sets forth the number of open claims as of March 31, 2025 and 2024, and the number of claims reported and closed during the three months then ended.

	Three Months Ended
	March 31,
	2025	2024
Open claims at beginning of period	3,798	4,003
Claims reported	906	900
Claims closed	(864)	(1,091)
Open claims at end of period	3,840	3,812

There were 3,840 open claims at March 31, 2025, compared to 3,812 at March 31, 2024, representing an increase of 28 open claims. At March 31, 2025, our incurred amounts for certain accident years, primarily accident years 2020 and 2021, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the Company's financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of March 31, 2025, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

Our reserves for loss and loss adjustment expenses are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries generally results in us receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and loss adjustment expenses may have greater volatility than other workers’ compensation insurance companies. For additional information, see Item 1, “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2024, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Because of inherent limitations, management does not expect that our disclosure controls and procedures and our internal controls over financial reporting will prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate. Any control system, no matter how well designed and operated, is based upon certain assumptions and can only provide reasonable, not absolute assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any within the Company, have been detected.

There have not been any changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board initially authorized the Company’s share repurchase program in February 2010. In October 2016, the Board reauthorized this program with no expiration date. As of March 31, 2025, we had repurchased a total of 1,682,851 shares of our outstanding common stock for $42.1 million. During the three months ended March 31, 2025 and 2024, no shares were repurchased. The Company had $5.3 million available for future repurchases at March 31, 2025 under this program. The repurchases may be effected from time to time at the discretion of management and will depend on a variety of factors, including but not limited to, market conditions and applicable regulatory considerations. The share repurchase program may be modified, increased, suspended or terminated at the discretion of the board. It is anticipated that any future repurchases will be funded from available capital.

Item 5. Other Information.

During the Company’s fiscal quarter ended March 31, 2025, none of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2010).

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Anastasios Omiridis filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Anastasios Omiridis filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

April 30, 2025	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

April 30, 2025	/s/ Anastasios Omiridis
Anastasios Omiridis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)