Form 10-Q
period 2025-06-30
AMERISAFE INC
filed 2025-07-25
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of July 18, 2025, there were 18,990,652 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other risks described in this report and other factors described under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and as may be further amended by subsequent filings with the SEC. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Investors are cautioned that many of the assumptions upon which these forward-looking statements are based are likely to change after the date the forward-looking statements are made. We undertake no obligation to update or revise any forward-looking statements, which speak only as of the date made, notwithstanding any changes in our assumptions, actual experience or other changes that arise after the date of this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $88 and $116 in 2025 and 2024, respectively, (fair value $371,355 and $399,721 in 2025 and 2024, respectively)	$384,822	$413,061
Fixed maturity securities—available-for-sale, at fair value (amortized cost $316,286, allowance for credit losses of $0 in 2025 and amortized cost $318,975, allowance for credit losses of $0 in 2024)	306,715	307,750
Equity securities, at fair value (cost $31,164 and $36,020 in 2025 and 2024, respectively)	52,451	58,629
Short-term investments	14,900	9,338
Total investments	758,888	788,778
Cash and cash equivalents	48,465	44,045
Amounts recoverable from reinsurers (net of allowance for credit losses of $290 and $300 in 2025 and 2024, respectively)	115,771	117,019
Premiums receivable (net of allowance for credit losses of $3,887 and $4,238 in 2025 and 2024, respectively)	166,344	142,659
Deferred income taxes	20,073	19,448
Accrued interest receivable	7,458	7,327
Property and equipment, net	6,563	5,887
Deferred policy acquisition costs	21,149	19,151
Federal income tax recoverable	2,395	2,180
Other assets	8,008	11,297
Total assets	$1,155,114	$1,157,791
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$624,095	$651,309
Unearned premiums	138,784	121,926
Amounts held for others	35,971	38,657
Policyholder deposits	33,974	33,867
Insurance-related assessments	17,386	14,852
Accounts payable and other liabilities	39,293	38,409
Payable for investments purchased	41	1,430
Total liabilities	889,544	900,450
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2025 and 2024; 20,764,355 and 20,733,166 shares issued; and 19,018,747 and 19,050,315 shares outstanding in 2025 and 2024, respectively	208	207
Additional paid-in capital	225,674	223,956
Treasury stock, at cost (1,745,608 and 1,682,851 shares in 2025 and 2024, respectively)	(44,848)	(42,052)
Accumulated earnings	92,097	84,105
Accumulated other comprehensive loss, net	(7,561)	(8,875)
Total shareholders’ equity	265,570	257,341
Total liabilities and shareholders’ equity	$1,155,114	$1,157,791

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Gross premiums written	$79,704	$76,428	$163,488	$156,502
Ceded premiums written	(4,185)	(4,027)	(8,364)	(7,953)
Net premiums written	$75,519	$72,401	$155,124	$148,549
Net premiums earned	$69,381	$68,633	$138,266	$137,079
Net investment income	6,691	7,447	13,343	14,813
Net realized gains (losses) on investments	3,116	(117)	3,118	(339)
Net unrealized gains (losses) on equity securities	1,829	(58)	(1,323)	4,718
Fee and other income (losses)	71	(75)	281	48
Total revenues	81,088	75,830	153,685	156,319
Expenses
Loss and loss adjustment expenses incurred	40,660	40,624	80,819	80,615
Underwriting and certain other operating costs	8,053	7,273	14,313	12,584
Commissions	6,234	5,917	12,289	11,799
Salaries and benefits	7,459	7,239	15,743	14,744
Policyholder dividends	1,239	1,049	1,873	2,121
Provision for investment related credit loss benefit	(12)	(16)	(28)	(33)
Total expenses	63,633	62,086	125,009	121,830
Income before income taxes	17,455	13,744	28,676	34,489
Income tax expense	3,500	2,751	5,772	6,571
Net income	$13,955	$10,993	$22,904	$27,918
Earnings per share
Basic	$0.73	$0.58	$1.20	$1.46
Diluted	$0.73	$0.57	$1.20	$1.46
Shares used in computing earnings per share
Basic	19,038,360	19,083,232	19,037,339	19,102,700
Diluted	19,119,600	19,146,294	19,120,530	19,171,206
Cash dividends declared per common share	$0.39	$0.37	$0.78	$0.74

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$13,955	$10,993	$22,904	$27,918
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	(292)	(820)	1,314	(2,366)
Comprehensive income	$13,663	$10,173	$24,218	$25,552

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2025 and 2024

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at March 31, 2025	20,733,166	$207	$224,327	(1,682,851)	$(42,052)	$85,600	$(7,269)	$260,813
Comprehensive income:
Net income	—	—	—	—	—	13,955	—	13,955
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(292)	(292)
Comprehensive income:								13,663
Common stock issued	31,189	1	943	—	—	—	—	944
Purchase of treasury stock	—	—	—	(62,757)	(2,796)	—	—	(2,796)
Share-based compensation	—	—	404	—	—	—	—	404
Dividends to shareholders	—	—	—	—	—	(7,458)	—	(7,458)
Balance at June 30, 2025	20,764,355	$208	$225,674	(1,745,608)	$(44,848)	$92,097	$(7,561)	$265,570

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at March 31, 2024	20,704,448	$207	$222,443	(1,569,440)	$(36,929)	$124,113	$(8,740)	$301,094
Comprehensive income:
Net income	—	—	—	—	—	10,993	—	10,993
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(820)	(820)
Comprehensive income:								10,173
Common stock issued	25,103	—	565	—	—	—	—	565
Purchase of treasury stock	—	—	—	(91,825)	(4,113)	—	—	(4,113)
Share-based compensation	—	—	351	—	—	—	—	351
Dividends to shareholders	—	—	—	—	—	(7,078)	—	(7,078)
Balance at June 30, 2024	20,729,551	$207	$223,359	(1,661,265)	$(41,042)	$128,028	$(9,560)	$300,992

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2025 and 2024

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2024	20,733,166	$207	$223,956	(1,682,851)	$(42,052)	$84,105	$(8,875)	$257,341
Comprehensive income:
Net income	—	—	—	—	—	22,904	—	22,904
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	1,314	1,314
Comprehensive income:								24,218
Common stock issued	31,189	1	943	—	—	—	—	944
Purchase of treasury stock	—	—	—	(62,757)	(2,796)	—	—	(2,796)
Share-based compensation	—	—	775	—	—	—	—	775
Dividends to shareholders	—	—	—	—	—	(14,912)	—	(14,912)
Balance at June 30, 2025	20,764,355	$208	$225,674	(1,745,608)	$(44,848)	$92,097	$(7,561)	$265,570

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2023	20,704,448	$207	$222,078	(1,569,440)	$(36,929)	$114,289	$(7,194)	$292,451
Comprehensive income:
Net income	—	—	—	—	—	27,918	—	27,918
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(2,366)	(2,366)
Comprehensive income:								25,552
Common stock issued	25,103	—	565	—	—	—	—	565
Purchase of treasury stock	—	—	—	(91,825)	(4,113)	—	—	(4,113)
Share-based compensation	—	—	716	—	—	—	—	716
Dividends to shareholders	—	—	—	—	—	(14,179)	—	(14,179)
Balance at June 30, 2024	20,729,551	$207	$223,359	(1,661,265)	$(41,042)	$128,028	$(9,560)	$300,992

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$22,904	$27,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	409	558
Net amortization of investments	446	847
Change in investment related allowance for credit losses	(28)	(33)
Deferred income taxes	(974)	(750)
Net realized (gains) losses on investments	(3,118)	339
Net unrealized (gains) losses on equity securities	1,323	(4,718)
Net realized losses on disposal of assets	—	209
Share-based compensation	1,816	1,398
Changes in operating assets and liabilities:
Premiums receivable, net	(23,314)	(20,454)
Accrued interest receivable	(131)	98
Deferred policy acquisition costs	(1,998)	(1,531)
Other assets	649	(1,648)
Reserves for loss and loss adjustment expenses	(27,214)	(10,009)
Unearned premiums	16,858	11,470
Reinsurance balances	1,248	5,722
Amounts held for others and policyholder deposits	(2,579)	(5,646)
Federal income taxes recoverable	(215)	226
Accounts payable and other liabilities	3,683	918
Net cash provided by (used in) operating activities	(10,235)	4,914
Investing activities
Purchases of investments held-to-maturity	—	(5,465)
Purchases of investments available-for-sale	(14,491)	(6,639)
Purchases of equity securities	(213)	—
Purchases of short-term investments	(5,469)	(46,957)
Proceeds from maturities of investments held-to-maturity	30,473	22,393
Proceeds from sales and maturities of investments available-for-sale	15,628	35,313
Proceeds from sales of equity securities	8,232	7,933
Purchases of property and equipment	(1,084)	(802)
Net cash provided by investing activities	33,076	5,776
Financing activities
Finance lease purchases	(42)	(42)
Share-based compensation related tax withholding	(673)	(429)
Purchase of treasury stock	(2,796)	(4,113)
Dividends to shareholders	(14,910)	(14,177)
Net cash used in financing activities	(18,421)	(18,761)
Change in cash and cash equivalents	4,420	(8,071)
Cash and cash equivalents at beginning of period	44,045	38,682
Cash and cash equivalents at end of period	$48,465	$30,611

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, maritime, and telecommunications. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the six months ended June 30, 2025 and 2024.

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

Prospective Accounting Guidance

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures, that requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. The guidance is effective for our Annual Report on Form 10-K for the year ended December 31, 2025. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. Prospective application is required, with retrospective application permitted. We have analyzed the impacts and will provide the required disclosures upon adoption.

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

Note 2. Restricted Stock, Restricted Stock Units, and Stock Options

As of June 30, 2025, the Company has three equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan), the AMERISAFE 2012 Equity and Incentive Compensation Plan (the 2012 Incentive Plan) and the 2022 Equity and Incentive Compensation Plan (the 2022 Incentive Plan). In connection with the approval of the 2022 Incentive Plan by the Company’s shareholders at the annual meeting of shareholders in June 2022, no further grants will be made under the 2012

Incentive Plan. All grants made under the 2012 Incentive Plan will continue in effect, subject to the terms and conditions of the 2012 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding the Company’s incentive plans.

During the six months ended June 30, 2025, the Company issued 19,737 shares of common stock to executive officers pursuant to vested performance awards. During the six months ended June 30, 2025, the Company awarded 11,452 shares of restricted common stock to non-employee directors. The market value of these shares totaled $1.4 million. During the six months ended June 30, 2024, the Company issued 12,993 shares of common stock to executive officers pursuant to vested performance awards. During the six months ended June 30, 2024, the Company awarded 12,110 shares of restricted common stock to non-employee directors. The market value of these shares totaled $1.1 million.

The Company had no stock options outstanding as of June 30, 2025.

The Company recognized share-based compensation expense of $0.7 million in the quarter ended June 30, 2025 and $0.7 million in the same period in 2024. The Company recognized share-based compensation expense of $1.8 million in the six months ended June 30, 2025 and $1.4 million in the same period in 2024.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$13,955	$10,993	$22,904	$27,918
Basic weighted average common shares	19,038,360	19,083,232	19,037,339	19,102,700
Basic earnings per common share	$0.73	$0.58	$1.20	$1.46
Diluted EPS:
Net income	$13,955	$10,993	$22,904	$27,918
Diluted weighted average common shares:
Weighted average common shares	19,038,360	19,083,232	19,037,339	19,102,700
Restricted stock and RSUs	81,240	63,062	83,191	68,506
Diluted weighted average common shares	19,119,600	19,146,294	19,120,530	19,171,206
Diluted earnings per common share	$0.73	$0.57	$1.20	$1.46

Note 4. Investments

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at June 30, 2025 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$351,907	$(27)	$351,880	$593	$(13,102)	$339,371
Corporate bonds	21,899	(61)	21,838	6	(697)	21,147
U.S. agency-based mortgage-backed securities	2,573	—	2,573	21	(114)	2,480
U.S. Treasury securities and obligations of U.S. government agencies	8,522	—	8,522	9	(183)	8,348
Asset-backed securities	9	—	9	—	—	9
Totals	$384,910	$(88)	$384,822	$629	$(14,096)	$371,355

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at June 30, 2025 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$165,127	$164	$(9,592)	$155,699	$—
Corporate bonds	131,993	2,136	(1,276)	132,853	—
U.S. agency-based mortgage-backed securities	4,265	—	(377)	3,888	—
U.S. Treasury securities and obligations of U.S. government agencies	14,901	—	(626)	14,275	—
Totals	$316,286	$2,300	$(11,871)	$306,715	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at June 30, 2025 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock - Exchange Traded Funds	$31,164	$21,287	$—	$52,451
Total equity securities	$31,164	$21,287	$—	$52,451

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

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$40,378	$40,159	$49,303	$48,831
After one year through five years	83,088	80,890	93,087	89,418
After five years through ten years	122,326	117,611	115,307	109,812
After ten years	136,448	130,206	152,570	149,004
U.S. agency-based mortgage-backed securities	2,573	2,480	2,781	2,643
Asset-backed securities	9	9	13	13
Totals	$384,822	$371,355	$413,061	$399,721

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$33,100	$32,828	$23,944	$23,806
After one year through five years	79,530	78,719	97,996	95,500
After five years through ten years	73,355	72,208	71,233	68,494
After ten years	126,036	119,072	121,257	115,891
U.S. agency-based mortgage-backed securities	4,265	3,888	4,545	4,059
Totals	$316,286	$306,715	$318,975	$307,750

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2025.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
June 30, 2025
Available-for-Sale
States and political subdivisions	$74,676	$3,173	$70,884	$6,419	$145,560	$9,592
Corporate bonds	13,152	120	37,848	1,156	51,000	1,276
U.S. agency-based mortgage-backed securities	—	—	3,888	377	3,888	377
U.S. Treasury securities and obligations of U.S. government agencies	—	—	14,275	626	14,275	626
Total available-for-sale securities	$87,828	$3,293	$126,895	$8,578	$214,723	$11,871

At June 30, 2025, we held 185 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position.

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the quarter ended June 30, 2025.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at March 31, 2025	$29	$71	$—	$—	$—	$100
Provision for credit loss benefit	(2)	(10)	—	—	—	(12)
Balance at June 30, 2025	$27	$61	$—	$—	$—	$88

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the six months ended June 30, 2025.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2024	$30	$86	$—	$—	$—	$116
Provision for credit loss benefit	(3)	(25)	—	—	—	(28)
Balance at June 30, 2025	$27	$61	$—	$—	$—	$88

As of June 30, 2025, the Company has established an allowance for credit losses on 390 held-to-maturity securities totaling $0.1 million. Most of those securities were issued by states and political subdivisions (378 securities) and corporate bonds (11 securities).

The Company has no allowance for credit losses on investments classified as available-for-sale for the period ended June 30, 2025.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of June 30, 2025.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized Cost
	(in thousands)
AAA/AA/A ratings	$351,252	$9,987	$2,573	$8,522	$—	$372,334
Baa/BBB ratings	655	11,912	—	—	9	12,576
Total	$351,907	$21,899	$2,573	$8,522	$9	$384,910

Net realized gains in the quarter ended June 30, 2025 were $3.1 million and net realized losses in the quarter ended June 30, 2024 were $0.1 million, both resulting from the sales of equity and fixed maturity securities classified as available-for-sale.

Net realized gains in the six months ended June 30, 2025 were $3.1 million and net realized losses in the six months ended June 30, 2024 were $0.3 million, both resulting primarily from the sales of equity and fixed maturity securities classified as available-for-sale.

During the second quarter of 2025, we recognized through income $1.8 million of net unrealized gains on equity securities. During the second quarter of 2024, we recognized through income $0.1 million of net unrealized losses on equity securities.

During the six months ended June 30, 2025, we recognized through income $1.3 million of net unrealized losses on equity securities. During the six months ended June 30, 2024, we recognized through income $4.7 million of net unrealized gains on equity securities.

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

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of June 30, 2025 and 2024, we had no valuation allowance against our deferred income tax assets and liabilities.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes primarily due to the impact of tax-exempt investment income and state income tax accruals.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for either of the periods ended June 30, 2025 and 2024.

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

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Balance, beginning of period	$651,309	$673,994
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	112,742	119,746
Net balance, beginning of period	538,567	554,248
Add incurred related to:
Current accident year	98,170	97,326
Prior accident years	(17,351)	(16,711)
Total incurred	80,819	80,615
Less paid related to:
Current accident year	15,305	12,670
Prior accident years	90,805	74,940
Total paid	106,110	87,610
Net balance, end of period	513,276	547,253
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	110,819	116,732
Balance, end of period	$624,095	$663,985

The foregoing reconciliation reflects favorable development of the net reserves at June 30, 2025 and June 30, 2024. The favorable development reduced loss and loss adjustment expenses incurred by $17.4 million and $16.7 million during each of the first six months of 2025 and 2024, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to two factors: (1) lower than expected severity of injuries in these accident years compared to our original and revised estimates; and (2) favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement. We believe the favorable case reserve development resulted primarily from an intensive claims management focus with the Company actively seeking to settle claims.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of period	$294	$309	$300	$360
Provision for credit loss expense (benefit)	(4)	13	(10)	(38)
Balance, end of period	$290	$322	$290	$322

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of period	$(7,269)	$(8,740)	$(8,875)	$(7,194)
Other comprehensive income (loss) before reclassification	(650)	(866)	951	(2,503)
Amounts reclassified from accumulated other comprehensive loss	358	46	363	137
Net current period other comprehensive income (loss)	(292)	(820)	1,314	(2,366)
Balance, end of period	$(7,561)	$(9,560)	$(7,561)	$(9,560)

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive loss to current period net income. The effects of reclassifications out of accumulated other comprehensive loss by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Six Months Ended		Affected line item in the
Comprehensive Loss	June 30,		June 30,		statement of income
	2025	2024	2025	2024
	(in thousands)
Unrealized losses on debt securities, net of tax	$(453)	$(58)	$(459)	$(174)	Net realized gains (losses) on investments
	(453)	(58)	(459)	(174)	Income before income taxes
Unrealized losses on debt securities, net of tax	95	12	96	37	Income tax expense
	$(358)	$(46)	$(363)	$(137)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Securities reported at fair value using Level 2 inputs represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2025.

At June 30, 2025, assets measured at fair value on a recurring basis are summarized below:

	June 30, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$155,699	$—	$155,699
Corporate bonds	—	132,853	—	132,853
U.S. agency-based mortgage-backed securities	—	3,888	—	3,888
U.S. Treasury securities	14,275	—	—	14,275
Total securities available-for-sale—fixed maturity	14,275	292,440	—	306,715
Equity securities:
Domestic common stock - Exchange Traded Funds	52,451	—	—	52,451
Total	$66,726	$292,440	$—	$359,166

At June 30, 2025, assets measured at amortized cost net of allowance for credit losses are summarized below:

	June 30, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$339,371	$—	$339,371
Corporate bonds	—	21,147	—	21,147
U.S. agency-based mortgage-backed securities	—	2,480	—	2,480
U.S. Treasury securities	8,348	—	—	8,348
Asset-backed securities	—	9	—	9
Total held-to-maturity	$8,348	$363,007	$—	$371,355

At December 31, 2024, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$148,206	$—	$148,206
Corporate bonds	—	141,535	—	141,535
U.S. agency-based mortgage-backed securities	—	4,059	—	4,059
U.S. Treasury securities	13,950	—	—	13,950
Total securities available-for-sale—fixed maturity	$13,950	$293,800	$—	$307,750
Equity securities:
Domestic common stock - Exchange Traded Funds	58,629	—	—	58,629
Total	$72,579	$293,800	$—	$366,379

At December 31, 2024, assets measured at amortized cost net of allowance for credit losses are summarized below:

	December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$356,268	$—	$356,268
Corporate bonds	—	32,670	—	32,670
U.S. agency-based mortgage-backed securities	—	2,643	—	2,643
U.S. Treasury securities	8,127	—	—	8,127
Asset-backed securities	—	13	—	13
Total held-to-maturity	$8,127	$391,594	$—	$399,721

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of June 30, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$384,822	$371,355	$413,061	$399,721
Fixed maturity securities—available-for-sale	306,715	306,715	307,750	307,750
Equity securities	52,451	52,451	58,629	58,629
Short-term investments	14,900	14,900	9,338	9,338
Cash and cash equivalents	48,465	48,465	44,045	44,045

Note 9. Treasury Stock

The Company’s Board of Directors (the Board) initiated a share repurchase program in February 2010. In October 2016, the Board reauthorized this program with a limit of $25.0 million with no expiration date. As of June 30, 2025, $2.5 million was available for future repurchases. The repurchases may be effected from time to time pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The share repurchase program does not obligate the Company to repurchase any shares of the Company's common stock and may be modified, increased, suspended or terminated at the discretion of the Board. The Board's determinations will depend on a variety of factors including, but not limited to, the market conditions and applicable regulatory considerations. It is anticipated that any future repurchases will be funded from available capital.

During the three and six months ended June 30, 2025, the Company repurchased 62,757 shares of its common stock under the share repurchase program for $2.8 million, or an average price of $44.55 per share, including commissions and excise tax. During the three and six months ended June 30, 2024, the Company repurchased 91,825 shares of its common stock under the share repurchase program.

In July 2025, the Company announced that the Board reauthorized the share repurchase program that replaces the Company's prior program, authorizing the repurchase of shares of the Company's common stock in an aggregate amount of up to $25.0 million with no expiration date. As of July 24, 2025, $25.0 million was available for future repurchases of the Company’s common stock under the repurchase program.

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

Note 11. Subsequent Events

On July 4,2025, the One Big Beautiful Bill Act (OBBBA) was enacted and includes tax reform provisions that amend, eliminate and extend tax rules under the Inflation Reduction Act of 2022 and the Tax Cuts and Jobs Act of 2017 and makes other changes to the Internal revenue Code of 1986, as amended (the Code). While the Company is reviewing the impact of the OBBBA on the Company, the changes to the Code pursuant to the OBBBA are not expected to have a material impact on the Company's results of operations.

On July 22, 2025, the Board declared a regular cash dividend of $0.39 per share, payable on September 26, 2025 to shareholders of record as of September 12, 2025. The Board considers the declaration and payment of a regular cash dividend each calendar quarter and any such declaration and payment of dividends is at the discretion of the Board.

On July 23, 2025, the Board reauthorized the share repurchase program that replaces the Company's prior program, authorizing the repurchase of shares of the Company's common stock in an aggregate amount of up to $25.0 million with no expiration date. As of July 24, 2025, $25.0 million was available for future repurchases of the Company’s common stock under the repurchase program.

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

Management believes that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, premiums receivable, assessments, deferred policy acquisition costs, deferred income taxes, credit losses on investment securities, and share-based compensation. These critical accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024. We have not changed any of these policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(dollars in thousands, except percentages and per share data)
	(unaudited)
Gross premiums written	$79,704	$76,428	$163,488	$156,502
Net premiums earned	69,381	68,633	138,266	137,079
Net investment income	6,691	7,447	13,343	14,813
Total revenues	81,088	75,830	153,685	156,319
Total expenses	63,633	62,086	125,009	121,830
Net income	13,955	10,993	22,904	27,918
Diluted earnings per common share	$0.73	$0.57	$1.20	$1.46
Other Key Measures
Net combined ratio (1)	91.7%	90.5%	90.5%	88.8%
Return on average equity (2)	21.2%	14.6%	17.5%	18.8%
Book value per share (3)	$13.96	$15.78	$13.96	$15.78

(1)
The net combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, underwriting and certain other operating costs, commissions, salaries and benefits, and policyholder dividends by net premiums earned in the current period. The net combined ratio is a key measure of underwriting performance traditionally used in the insurance industry. A net combined ratio under 100% generally reflects profitable underwriting results.
(2)
Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the applicable period.
(3)
Book value per share is calculated by dividing shareholders’ equity by the total outstanding shares of our common stock as of the end of the reported period.

Consolidated Results of Operations for Three Months Ended June 30, 2025 Compared to June 30, 2024

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2025 were $79.7 million, compared to $76.4 million for the same period in 2024, an increase of 4.3%. The increase was attributable to a $8.5 million increase in voluntary premiums on policies written during the period and a $0.5 million increase in residual market premiums. These increases were partially offset by a $5.8 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2025 were $75.5 million, compared to $72.4 million for the same period in 2024, an increase of 4.3%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.7% for the second quarter of 2025 compared to 5.5% for the second quarter of 2024. The increase in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2025 reinsurance treaties. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Net Premiums Earned. Net premiums earned for the second quarter of 2025 were $69.4 million, compared to $68.6 million for the same period in 2024, an increase of 1.1%. The increase was primarily attributable to the increase in net premiums written during the period.

Net Investment Income. Net investment income for the quarter ended June 30, 2025 was $6.7 million, compared to $7.4 million for the same period in 2024, a decrease of 10.2%. The decrease was due to lower average invested asset balances in the period compared to the same period in the prior year. Average invested assets, including cash and cash equivalents, were $813.1 million in the quarter ended June 30, 2025 compared to an average of $888.7 million for the same period in 2024, a decrease of 8.5%. The pre-tax investment yield on our investment portfolio was 3.3% per annum during each of the quarters ended June 30, 2025 and 2024. The tax-equivalent yield on our investment portfolio was 3.9% per annum for the quarter ended June 30, 2025 compared to 3.8% per annum for the same period in 2024. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended June 30, 2025 were $3.1 million compared to net realized losses of $0.1 million for the same period in 2024. Both net realized gains in the second quarter of 2025 and net realized losses in the second quarter of 2024 were mostly attributable to sales of equity and fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. The market value of our equity securities increased by $1.8 million for the three months ended June 30, 2025 compared to a decrease of $0.1 million for the same period in 2024.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $40.7 million for the three months ended June 30, 2025, compared to $40.6 million for the same period in 2024, an increase of $0.1 million, or 0.1%. The current accident year loss and LAE incurred totaled $49.3 million for the three months ended June 30, 2025, compared to $48.7 million for the same period in 2024. As of June 30, 2025, our initial estimate for loss and LAE for accident years 2025 and 2024 remains at 71.0% of net premiums earned, and is based on long-term claim frequency and severity trends, as well as medical inflation. We recorded favorable prior accident year development of $8.6 million in the second quarter of 2025, compared to favorable prior accident year development of $8.1 million in the same period of 2024, as further discussed below in “Prior Year Development.” Our net loss ratio was 58.6% in the second quarter of 2025, compared to 59.2% for the same period of 2024.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2025 were $21.7 million, compared to $20.4 million for the same period in 2024. This increase was primarily due to a $1.1 million decrease in profit sharing reinsurance commission, a $0.5 million increase in insurance related assessments, a $0.3 million increase in mandatory pooling arrangement fees, and a $0.3 million increase in commission expense. Partially offsetting these amounts was a $0.9 million decrease in professional fees. Our expense ratio was 31.3% in the second quarter of 2025 compared to 29.8% in the second quarter of 2024.

Income Tax Expense. Income tax expense for the three months ended June 30, 2025 was $3.5 million, compared to $2.8 million for the same period in 2024. The effective tax rate for the Company for the quarter ended June 30, 2025 was 20.1% compared to 20.0% in the second quarter of 2024. The increase in the effective tax rate was due to a lower proportion of income from tax-exempt investments for the three months ended June 30, 2025 compared with the same period of 2024.

Consolidated Results of Operations for Six Months Ended June 30, 2025 Compared to June 30, 2024

Gross Premiums Written. Gross premiums written for the six months ended June 30, 2025 were $163.5 million, compared to $156.5 million for the same period in 2024, an increase of 4.5%. The increase was attributable to a $13.7 million increase in voluntary premiums on policies written during the period and a $0.5 million increase in residual market premiums. These increases were partially offset by a $7.1 million decrease in gross premiums written resulting from payroll audits and related premium adjustments for policies written in previous quarters.

Net Premiums Written. Net premiums written for the six months ended June 30, 2025 were $155.1 million, compared to $148.5 million for the same period in 2024, an increase of 4.4%. The increase was primarily attributable to an increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.7% for the first six months of 2025, compared to 5.5% in the same period of 2024. The increase in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2025 reinsurance treaties. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Net Premiums Earned. Net premiums earned for the six months ended June 30, 2025 were $138.3 million, compared to $137.1 million for the same period in 2024, an increase of 0.9%. The increase was primarily attributable to the increase in net premiums written during the period.

Net Investment Income. Net investment income for the first six months of 2025 was $13.3 million, compared to $14.8 million for the same period in 2024, a decrease of 9.9%. The decrease was due to lower average invested asset balances in the period compared to the same period in the prior year. Average invested assets, including cash and cash equivalents, were $824.1 million in the six months ended June 30, 2025, compared to an average of $895.2 million in the same period in 2024, a decrease of 7.9%. The pre-tax investment yield on our investment portfolio was 3.3% per annum for each of the six months ended June 30, 2025 and 2024. The tax-equivalent yield on our investment portfolio was 3.9% per annum for the first six months of 2025 compared to 3.8% per annum for the same period in 2024. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the six months ended June 30, 2025 were $3.1 million compared to net realized losses of $0.3 million for the same period in 2024. Both net realized gains in the first six months of 2025 and net realized losses in the first six months of 2024 were mostly attributable to the sales of equity and fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. The market value of our equity securities decreased by $1.3 million for the six months ended June 30, 2025 compared to an increase of $4.7 million for the same period in 2024.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $80.8 million for the six months ended June 30, 2025, compared to $80.6 million for the same period in 2024, an increase of $0.2 million, or 0.3%. The current accident year loss and LAE incurred totaled $98.2 million for the six months ended June 30, 2025, compared to $97.3 million for the same period in 2024. As of June 30, 2025, our initial estimate for loss and LAE for accident years 2025 and 2024 remains at 71.0% of net premiums earned, and is based on long-term claim frequency and severity trends, as well as medical inflation. We recorded favorable prior accident year development of $17.4 million in the first six months of 2025, compared to favorable prior accident year development of $16.7 million in the same period of 2024, as further discussed below in “Prior Year Development.” Our net loss ratio was 58.5% in the first six months of 2025, compared to 58.8% for the same period of 2024.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the six months ended June 30, 2025 were $42.3 million, compared to $39.1 million for the same period in 2024, an increase of 8.2%. This increase was primarily due to an increase in insurance related assessments of $2.6 million, an increase in compensation expense of $0.9 million and an increase in commission expense of $0.5 million. Offsetting these amounts were a decrease in professional fees of $1.0 million and a $0.4 million decrease in taxes and fees. Our expense ratio was 30.6% in the first six months of 2025 compared to 28.5% for the same period of 2024.

Income Tax Expense. Income tax expense for the six months ended June 30, 2025 was $5.8 million, compared to $6.6 million for the same period in 2024. The effective tax rate for the Company increased to 20.1% for the six months ended June 30, 2025 from 19.1% for the six months ended June 30, 2024. The increase in the effective tax rate was due to increased state taxes and the movement of the state deferred tax asset for the six months ended June 30, 2025 compared with the six months ended June 30, 2024.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash used in operating activities was $10.2 million for the six months ended June 30, 2025, which represented a $15.1 million decrease from $4.9 million in net cash provided by operating activities for the six months ended June 30, 2024. This decrease in operating cash flow was due to a $19.3 million increase in losses paid, a $2.1 million decrease in net investment income and a $1.2 million decrease in reinsurance recoveries. Partially offsetting these impacts were a $4.6 million increase in premium collections, a $1.9 million decrease in underwriting expenses paid, a $0.4 million decrease in dividends paid to policyholders and a $0.4 million decrease in federal taxes paid.

Net cash provided by investing activities was $33.1 million for the six months ended June 30, 2025, compared to net cash provided by investment activities of $5.8 million for the same period in 2024. Cash provided by sales and maturities of investments totaled $54.3 million for the six months ended June 30, 2025, compared to $65.6 million for the same period in 2024. A total of $20.2 million in cash was used to purchase investments in the six months ended June 30, 2025, compared to $59.1 million in purchases for the same period in 2024. A total of $1.1 million in cash was used to purchase property and equipment in the six months ended June 30, 2025, compared to $0.8 million for the same period in 2024.

Net cash used in financing activities in the six months ended June 30, 2025 was $18.4 million, compared to net cash used in financing activities of $18.8 million for the same period in 2024. In the six months ended June 30, 2025, $14.9 million of cash was used for dividends paid to shareholders compared to $14.2 million in the same period of 2024. In the six months ended June 30, 2025, there were repurchases of outstanding shares of our common stock of $2.8, million compared to $4.1 million for the same period in 2024. Share-based compensation related payroll tax withholding was $0.7 million in the six months ended June 30, 2025, compared to $0.4 million in the same period in 2024.

Investment Portfolio

The carrying value of our investment portfolio, including cash and cash equivalents, totaled $807.4 million at June 30, 2025, compared to $832.8 million at December 31, 2024, a decrease of 3.1%. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity. Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale are reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2025, is shown in the following table:

	Carrying Amount	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$351,880	43.6%
Corporate bonds	21,838	2.6%
U.S. agency-based mortgage-backed securities	2,573	0.3%
U.S. Treasury securities and obligations of U.S. government agencies	8,522	1.1%
Asset-backed securities	9	—
Total fixed maturity securities—held-to-maturity	384,822	47.6%
Fixed maturity securities—available-for-sale:
States and political subdivisions	155,699	19.3%
Corporate bonds	132,853	16.5%
U.S. agency-based mortgage-backed securities	3,888	0.5%
U.S. Treasury securities and obligations of U.S. government agencies	14,275	1.8%
Total fixed maturity securities—available-for-sale	306,715	38.1%
Equity securities	52,451	6.5%
Short-term investments	14,900	1.8%
Cash and cash equivalents	48,465	6.0%
Total investments, including cash and cash equivalents	$807,353	100.0%

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

For our debt securities classified as held-to-maturity, non-credit related unrecognized gains and losses are not recorded in the financial statements until realized. Effective upon the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses, management is required to estimate held-to-maturity expected credit related losses and recognize a credit loss allowance on the balance sheet with a corresponding adjustment to earnings. Subsequent adjustments to the estimated expected credit related losses are recognized through earnings within the category “provision for investment related credit loss benefit” and adjustments to the credit loss allowance.

Prior Year Development

The Company recorded favorable prior accident year development of $8.6 million in the three months ended June 30, 2025. The table below sets forth the favorable development for the three and six months ended June 30, 2025 and 2024 for accident years 2020 through 2024 and, collectively, for all accident years prior to 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)
Accident Year
2024	$—	$—	$—	$—
2023	1.2	—	1.2	—
2022	1.5	1.3	2.4	1.3
2021	0.2	1.4	3.6	1.4
2020	2.0	1.8	4.8	3.5
Prior to 2020	3.7	3.6	5.4	10.5
Total net development	$8.6	$8.1	$17.4	$16.7

The table below sets forth the number of open claims as of June 30, 2025 and 2024, and the number of claims reported and closed during the three and six months then ended.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Open claims at beginning of period	3,840	3,812	3,798	4,003
Claims reported	984	988	1,890	1,888
Claims closed	(800)	(912)	(1,664)	(2,003)
Open claims at end of period	4,024	3,888	4,024	3,888

The number of open claims at June 30, 2025 increased by 136 claims as compared to the number of open claims at June 30, 2024. At June 30, 2025, our incurred amounts for certain accident years, primarily 2017 through 2022, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the Company's financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of June 30, 2025, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2025, we had repurchased a total of 1,745,608 shares of our outstanding common stock for $44.8 million since inception of our share repurchase program in 2010. The repurchases may be effected from time to time pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The share repurchase program does not obligate the Company to repurchase any shares of the Company's common stock and may be modified, suspended or terminated at the discretion of the Board. The Board's determination will depend on a variety of factors including, but not limited to, the market conditions and applicable regulatory considerations. It is anticipated that any future repurchases will be funded from available capital.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
				(in thousands)
April 1, 2025 to April 30, 2025	—	$—	—	$5,318
May 1, 2025 to May 31, 2025	131	45.47	131	5,312
June 1, 2025 to June 30, 2025	62,626	44.55	62,626	2,522
Total	62,757		62,757

(1) Average price paid per share includes commissions and excise tax.

(2) On October 28, 2016, the Company announced that the Board reauthorized the Company’s share repurchase program, authorizing the Company to purchase up to $25.0 million of shares of its outstanding common stock in the aggregate with no expiration date. In July 2025, the Company announced that the Board reauthorized the share repurchase program that replaces the Company's prior program, authorizing the repurchase of shares of the Company's common stock in an aggregate amount of up to $25.0 million with no expiration date. As of July 24, 2025, $25.0 million was available for future repurchases of the Company’s common stock under the repurchase program.

Item 5. Other Information.

During the Company's fiscal quarter ended June 30, 2025, none of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2010).

10.1

Non-Employee Director Restricted Stock Plan, as amended and restated effective June 6, 2025 (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 30, 2025).

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

AMERISAFE, INC.

July 25, 2025	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

July 25, 2025	/s/ Anastasios Omiridis
Anastasios Omiridis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)