Form 10-Q
period 2025-09-30
AMERISAFE INC
filed 2025-10-30
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of October 24, 2025, there were 18,924,399 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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
•
the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and
•
other risks and uncertainties described in more detail under the heading "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and from time to time in the Company’s other filings with the Securities and Exchange Commission (SEC).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $80 and $116 in 2025 and 2024, respectively, (fair value $364,386 and $399,721 in 2025 and 2024, respectively)	$372,018	$413,061
Fixed maturity securities—available-for-sale, at fair value (amortized cost $319,255, allowance for credit losses of $0 in 2025 and amortized cost $318,975, allowance for credit losses of $0 in 2024)	314,604	307,750
Equity securities, at fair value (cost $31,164 and $36,020 in 2025 and 2024, respectively)	56,568	58,629
Short-term investments	19,090	9,338
Total investments	762,280	788,778
Cash and cash equivalents	54,747	44,045
Amounts recoverable from reinsurers (net of allowance for credit losses of $281 and $300 in 2025 and 2024, respectively)	113,918	117,019
Premiums receivable (net of allowance for credit losses of $3,838 and $4,238 in 2025 and 2024, respectively)	167,882	142,659
Deferred income taxes	18,854	19,448
Accrued interest receivable	7,632	7,327
Property and equipment, net	7,270	5,887
Deferred policy acquisition costs	21,758	19,151
Federal income tax recoverable	2,867	2,180
Other assets	7,736	11,297
Total assets	$1,164,944	$1,157,791
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$617,860	$651,309
Unearned premiums	143,575	121,926
Amounts held for others	37,868	38,657
Policyholder deposits	33,797	33,867
Insurance-related assessments	17,436	14,852
Accounts payable and other liabilities	39,635	38,409
Payable for investments purchased	—	1,430
Total liabilities	890,171	900,450
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2025 and 2024; 20,768,723 and 20,733,166 shares issued; and 18,992,255 and 19,050,315 shares outstanding in 2025 and 2024, respectively	208	207
Additional paid-in capital	225,951	223,956
Treasury stock, at cost (1,776,468 and 1,682,851 shares in 2025 and 2024, respectively)	(46,195)	(42,052)
Accumulated earnings	98,486	84,105
Accumulated other comprehensive loss, net	(3,677)	(8,875)
Total shareholders’ equity	274,773	257,341
Total liabilities and shareholders’ equity	$1,164,944	$1,157,791

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Gross premiums written	$80,321	$74,940	$243,809	$231,442
Ceded premiums written	(4,334)	(3,951)	(12,698)	(11,904)
Net premiums written	$75,987	$70,989	$231,111	$219,538
Net premiums earned	$71,196	$67,050	$209,462	$204,129
Net investment income	6,566	7,485	19,909	22,298
Net realized gains (losses) on investments	—	158	3,118	(181)
Net unrealized gains on equity securities	4,117	3,873	2,794	8,591
Fee and other income	97	129	378	177
Total revenues	81,976	78,695	235,661	235,014
Expenses
Loss and loss adjustment expenses incurred	41,679	39,150	122,498	119,765
Underwriting and certain other operating costs	7,586	7,866	21,899	20,450
Commissions	6,199	5,639	18,488	17,438
Salaries and benefits	8,327	7,747	24,070	22,491
Policyholder dividends	712	513	2,585	2,634
Provision for investment related credit loss benefit	(8)	(13)	(36)	(46)
Total expenses	64,495	60,902	189,504	182,732
Income before income taxes	17,481	17,793	46,157	52,282
Income tax expense	3,663	3,469	9,435	10,040
Net income	$13,818	$14,324	$36,722	$42,242
Earnings per share
Basic	$0.73	$0.75	$1.93	$2.21
Diluted	$0.72	$0.75	$1.92	$2.21
Shares used in computing earnings per share
Basic	18,980,807	19,042,152	19,018,293	19,082,374
Diluted	19,072,061	19,113,103	19,106,556	19,156,976
Cash dividends declared per common share	$0.39	$0.37	$1.17	$1.11

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$13,818	$14,324	$36,722	$42,242
Other comprehensive income:
Unrealized gain on debt securities, net of tax	3,884	6,885	5,198	4,519
Comprehensive income	$17,702	$21,209	$41,920	$46,761

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended September 30, 2025 and 2024

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at June 30, 2025	20,764,355	$208	$225,674	(1,745,608)	$(44,848)	$92,097	$(7,561)	$265,570
Comprehensive income:
Net income	—	—	—	—	—	13,818	—	13,818
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	3,884	3,884
Comprehensive income:								17,702
Common stock issued	4,368	—	(137)	—	—	—	—	(137)
Purchase of treasury stock	—	—	—	(30,860)	(1,347)	—	—	(1,347)
Share-based compensation	—	—	414	—	—	—	—	414
Dividends to shareholders	—	—	—	—	—	(7,429)	—	(7,429)
Balance at September 30, 2025	20,768,723	$208	$225,951	(1,776,468)	$(46,195)	$98,486	$(3,677)	$274,773

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at June 30, 2024	20,729,551	$207	$223,359	(1,661,265)	$(41,042)	$128,028	$(9,560)	$300,992
Comprehensive income:
Net income	—	—	—	—	—	14,324	—	14,324
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	6,885	6,885
Comprehensive income:								21,209
Common stock issued	3,270	—	(112)	—	—	—	—	(112)
Purchase of treasury stock	—	—	—	(21,586)	(1,008)	—	—	(1,008)
Share-based compensation	—	—	358	—	—	—	—	358
Dividends to shareholders	—	—	—	—	—	(7,068)	—	(7,068)
Balance at September 30, 2024	20,732,821	$207	$223,605	(1,682,851)	$(42,050)	$135,284	$(2,675)	$314,371

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2025 and 2024

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2024	20,733,166	$207	$223,956	(1,682,851)	$(42,052)	$84,105	$(8,875)	$257,341
Comprehensive income:
Net income	—	—	—	—	—	36,722	—	36,722
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	5,198	5,198
Comprehensive income:								41,920
Common stock issued	35,557	1	806	—	—	—	—	807
Purchase of treasury stock	—	—	—	(93,617)	(4,143)	—	—	(4,143)
Share-based compensation	—	—	1,189	—	—	—	—	1,189
Dividends to shareholders	—	—	—	—	—	(22,341)	—	(22,341)
Balance at September 30, 2025	20,768,723	$208	$225,951	(1,776,468)	$(46,195)	$98,486	$(3,677)	$274,773

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2023	20,704,448	$207	$222,078	(1,569,440)	$(36,929)	$114,289	$(7,194)	$292,451
Comprehensive income:
Net income	—	—	—	—	—	42,242	—	42,242
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	4,519	4,519
Comprehensive income:								46,761
Common stock issued	28,373	—	453	—	—	—	—	453
Purchase of treasury stock	—	—	—	(113,411)	(5,121)	—	—	(5,121)
Share-based compensation	—	—	1,074	—	—	—	—	1,074
Dividends to shareholders	—	—	—	—	—	(21,247)	—	(21,247)
Balance at September 30, 2024	20,732,821	$207	$223,605	(1,682,851)	$(42,050)	$135,284	$(2,675)	$314,371

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$36,722	$42,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	592	835
Net amortization of investments	491	1,076
Change in investment related allowance for credit losses	(36)	(46)
Deferred income taxes	(788)	(297)
Net realized (gains) losses on investments	(3,118)	181
Net unrealized gains on equity securities	(2,794)	(8,591)
Net realized losses on disposal of assets	—	209
Share-based compensation	2,621	2,161
Changes in operating assets and liabilities:
Premiums receivable, net	(25,029)	(22,107)
Accrued interest receivable	(305)	82
Deferred policy acquisition costs	(2,607)	(2,173)
Amounts held by others	(2)	—
Other assets	966	(1,487)
Reserves for loss and loss adjustment expenses	(33,449)	(10,508)
Unearned premiums	21,649	15,409
Reinsurance balances	3,118	263
Amounts held for others and policyholder deposits	(859)	(4,250)
Federal income taxes recoverable	(687)	(978)
Accounts payable and other liabilities	3,962	1,342
Net cash provided by operating activities	447	13,363
Investing activities
Purchases of investments held-to-maturity	—	(5,465)
Purchases of investments available-for-sale	(26,720)	(33,956)
Purchases of equity securities	(254)	—
Purchases of short-term investments	(13,077)	(46,957)
Proceeds from maturities of investments held-to-maturity	43,074	50,988
Proceeds from sales and maturities of investments available-for-sale	24,900	45,532
Proceeds from sales of equity securities	8,232	7,933
Proceeds from sales and maturities of short-term investments	3,504	21,364
Purchases of property and equipment	(1,975)	(826)
Net cash provided by investing activities	37,684	38,613
Financing activities
Finance lease purchases	(63)	(64)
Share-based compensation related tax withholding	(810)	(541)
Purchase of treasury stock	(4,143)	(5,121)
Dividends to shareholders	(22,413)	(21,269)
Net cash used in financing activities	(27,429)	(26,995)
Change in cash and cash equivalents	10,702	24,981
Cash and cash equivalents at beginning of period	44,045	38,682
Cash and cash equivalents at end of period	$54,747	$63,663

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

AMERISAFE, Inc. (the Company) is an insurance holding company incorporated in the state of Texas. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: American Interstate Insurance Company (AIIC) and its insurance subsidiaries, Silver Oak Casualty, Inc. (SOCI) and American Interstate Insurance Company of Texas (AIICTX), Amerisafe Risk Services, Inc. (RISK) and Amerisafe General Agency, Inc. (AGAI). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Nebraska. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. RISK is a claims and safety service company currently servicing only affiliated insurance companies. AGAI is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers.

The terms “AMERISAFE,” the “Company,” “we,” “us” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, manufacturing, maritime, and telecommunications. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the nine months ended September 30, 2025 and 2024.

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

Prospective Accounting Guidance

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures, that requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. The guidance is effective for our Annual Report on Form 10-K for the year ended December 31, 2025. Early adoption of the new standard is permitted; however, we have not elected to early-adopt the standard. Prospective application is required, with retrospective application permitted. We have analyzed the impacts and will provide the required disclosures upon adoption.

In November 2024, the FASB issued Accounting Standards Update 2024-03, Expense Disaggregation Disclosures, which requires disclosure of specified information about certain costs and expenses in the notes to the financial statements. The guidance is effective for our Annual Report on Form 10-K for the year ended December 31, 2027, and interim reporting periods beginning in 2028. Early adoption of the new standard is permitted; however, we have not elected to early-adopt the standard. Prospective application is required, with retrospective application permitted. We are evaluating the impact of this disclosure-only requirement.

Note 2. Restricted Stock, Restricted Stock Units, and Stock Options

As of September 30, 2025, the Company has three equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan), the AMERISAFE 2012 Equity and Incentive Compensation Plan (the 2012 Incentive Plan) and the 2022 Equity and Incentive Compensation Plan (the 2022 Incentive Plan). In connection with the approval of the 2022 Incentive Plan by the Company’s shareholders at the annual meeting of shareholders in June 2022, no further grants will be made under the 2012 Incentive Plan. All grants made under the 2012 Incentive Plan will continue in effect, subject to the terms and conditions of the

2012 Incentive Plan. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding the Company’s incentive plans.

During the nine months ended September 30, 2025, the Company issued 19,737 shares of common stock to executive officers pursuant to vested performance awards and 4,368 restricted stock units to officers. During the nine months ended September 30, 2025, the Company awarded 11,452 shares of restricted common stock to non-employee directors. The market value of these shares totaled $1.6 million. During the nine months ended September 30, 2024, the Company issued 12,993 shares of common stock to executive officers pursuant to vested performance awards and 3,270 restricted stock units to officers. During the nine months ended September 30, 2024, the Company awarded 12,110 shares of restricted common stock to non-employee directors. The market value of these shares totaled $1.2 million.

The Company had no stock options outstanding as of September 30, 2025.

The Company recognized share-based compensation expense of $0.8 million in the quarter ended September 30, 2025 and $0.8 million in the same period in 2024. The Company recognized share-based compensation expense of $2.6 million in the nine months ended September 30, 2025 and $2.2 million in the same period in 2024.

Note 3. Earnings Per Share

The Company computes earnings per share (EPS) in accordance with FASB Accounting Standards Codification (ASC) Topic 260, Earnings Per Share. The Company has no participating unvested shares of common stock which contain nonforfeitable rights to dividends and applies the treasury stock method in computing basic and diluted EPS.

Basic EPS is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

The diluted EPS calculation includes potential common shares assumed issued under the treasury stock method, which reflects the potential dilution that would occur if any restricted stock or RSUs vest.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$13,818	$14,324	$36,722	$42,242
Basic weighted average common shares	18,980,807	19,042,152	19,018,293	19,082,374
Basic earnings per common share	$0.73	$0.75	$1.93	$2.21
Diluted EPS:
Net income	$13,818	$14,324	$36,722	$42,242
Diluted weighted average common shares:
Weighted average common shares	18,980,807	19,042,152	19,018,293	19,082,374
Restricted stock and RSUs	91,254	70,951	88,263	74,602
Diluted weighted average common shares	19,072,061	19,113,103	19,106,556	19,156,976
Diluted earnings per common share	$0.72	$0.75	$1.92	$2.21

Note 4. Investments

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at September 30, 2025 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$339,321	$(24)	$339,297	$1,399	$(8,302)	$332,394
Corporate bonds	21,733	(56)	21,677	4	(530)	21,151
U.S. agency-based mortgage-backed securities	2,490	—	2,490	25	(93)	2,422
U.S. Treasury securities and obligations of U.S. government agencies	8,545	—	8,545	8	(143)	8,410
Asset-backed securities	9	—	9	—	—	9
Totals	$372,098	$(80)	$372,018	$1,436	$(9,068)	$364,386

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at September 30, 2025 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$167,375	$592	$(6,344)	$161,623	$—
Corporate bonds	132,868	2,767	(813)	134,822	—
U.S. agency-based mortgage-backed securities	4,097	—	(337)	3,760	—
U.S. Treasury securities and obligations of U.S. government agencies	14,915	—	(516)	14,399	—
Totals	$319,255	$3,359	$(8,010)	$314,604	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at September 30, 2025 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock - Exchange Traded Funds	$31,164	$25,404	$—	$56,568
Total equity securities	$31,164	$25,404	$—	$56,568

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

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$37,236	$37,130	$49,303	$48,831
After one year through five years	83,176	81,264	93,087	89,418
After five years through ten years	115,415	112,555	115,307	109,812
After ten years	133,692	131,006	152,570	149,004
U.S. agency-based mortgage-backed securities	2,490	2,422	2,781	2,643
Asset-backed securities	9	9	13	13
Totals	$372,018	$364,386	$413,061	$399,721

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$29,594	$29,404	$23,944	$23,806
After one year through five years	86,600	86,290	97,996	95,500
After five years through ten years	73,902	73,265	71,233	68,494
After ten years	125,062	121,885	121,257	115,891
U.S. agency-based mortgage-backed securities	4,097	3,760	4,545	4,059
Totals	$319,255	$314,604	$318,975	$307,750

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2025.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
September 30, 2025
Available-for-Sale
States and political subdivisions	$35,227	$973	$76,122	$5,371	$111,349	$6,344
Corporate bonds	8,897	10	32,160	803	41,057	813
U.S. agency-based mortgage-backed securities	—	—	3,760	337	3,760	337
U.S. Treasury securities and obligations of U.S. government agencies	—	—	14,399	516	14,399	516
Total available-for-sale securities	$44,124	$983	$126,441	$7,027	$170,565	$8,010

At September 30, 2025, we held 152 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position.

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the quarter ended September 30, 2025.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at June 30, 2025	$27	$61	$—	$—	$—	$88
Provision for credit loss benefit	(3)	(5)	—	—	—	(8)
Balance at September 30, 2025	$24	$56	$—	$—	$—	$80

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the nine months ended September 30, 2025.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2024	$30	$86	$—	$—	$—	$116
Provision for credit loss benefit	(6)	(30)	—	—	—	(36)
Balance at September 30, 2025	$24	$56	$—	$—	$—	$80

As of September 30, 2025, the Company has established an allowance for credit losses on 277 held-to-maturity securities totaling $0.1 million. Most of those securities were issued by states and political subdivisions (265 securities) and corporate bonds (11 securities).

The Company had no allowance for credit losses on investments classified as available-for-sale for the period ended September 30, 2025.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of September 30, 2025.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized Cost
	(in thousands)
AAA/AA/A ratings	$339,321	$9,886	$2,490	$8,545	$—	$360,242
Baa/BBB ratings	—	11,847	—	—	9	11,856
Total	$339,321	$21,733	$2,490	$8,545	$9	$372,098

Net realized gains in the quarter ended September 30, 2025 were immaterial and net realized gains in the quarter ended September 30, 2024 were $0.2 million, both resulting from the sales of equity and fixed maturity securities classified as available-for-sale.

Net realized gains in the nine months ended September 30, 2025 were $3.1 million and net realized losses in the nine months ended September 30, 2024 were $0.2 million, both resulting primarily from the sales of equity and fixed maturity securities classified as available-for-sale.

During the third quarter of 2025, we recognized through income $4.1 million of net unrealized gains on equity securities. During the third quarter of 2024, we recognized through income $3.9 million of net unrealized gains on equity securities.

During the nine months ended September 30, 2025, we recognized through income $2.8 million of net unrealized gains on equity securities. During the nine months ended September 30, 2024, we recognized through income $8.6 million of net unrealized gains on equity securities.

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

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of September 30, 2025 and 2024, we had no valuation allowance against our deferred income tax assets and liabilities.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes primarily due to the impact of tax-exempt investment income and state income tax accruals.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for either of the periods ended September 30, 2025 and 2024.

Tax years 2022 through 2025 are subject to examination by the federal and state taxing authorities.

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

The following table provides the Company’s liability for unpaid loss and loss adjustment expenses, net of related amounts recoverable from reinsurers, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Balance, beginning of period	$651,309	$673,994
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	112,742	119,746
Net balance, beginning of period	538,567	554,248
Add incurred related to:
Current accident year	148,718	144,931
Prior accident years	(26,220)	(25,166)
Total incurred	122,498	119,765
Less paid related to:
Current accident year	35,765	29,872
Prior accident years	116,876	102,082
Total paid	152,641	131,954
Net balance, end of period	508,424	542,059
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	109,436	121,427
Balance, end of period	$617,860	$663,486

The foregoing reconciliation reflects favorable development of the net reserves at September 30, 2025 and September 30, 2024. The favorable development reduced loss and loss adjustment expenses incurred by $26.2 million and $25.2 million during each of the first nine months of 2025 and 2024, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to two factors: (1) lower than expected severity of injuries in these accident years compared to our original and revised estimates; and (2) favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement. We believe the favorable case reserve development resulted primarily from an intensive claims management focus with the Company actively seeking to settle claims.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of period	$290	$322	$300	$360
Provision for credit loss expense (benefit)	(9)	8	(19)	(30)
Balance, end of period	$281	$330	$281	$330

Note 7. Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income includes net income plus unrealized gains on our available-for-sale investment securities, net of tax. In reporting comprehensive income on a net basis in the statements of comprehensive income, we used a 21% tax rate in 2025 and 2024. The difference between net income as reported and comprehensive income was due primarily to changes in unrealized gains, net of tax on available-for-sale debt securities.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive loss for each period presented in the interim financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of period	$(7,561)	$(9,560)	$(8,875)	$(7,194)
Other comprehensive income before reclassification	3,816	6,914	4,768	4,411
Amounts reclassified from accumulated other comprehensive loss	68	(29)	430	108
Net current period other comprehensive income	3,884	6,885	5,198	4,519
Balance, end of period	$(3,677)	$(2,675)	$(3,677)	$(2,675)

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive loss to current period net income. The effects of reclassifications out of accumulated other comprehensive loss by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Nine Months Ended		Affected line item in the
Comprehensive Loss	September 30,		September 30,		statement of income
	2025	2024	2025	2024
	(in thousands)
Unrealized gains (losses) on debt securities, net of tax	$(86)	$37	$(545)	$(136)	Net realized gains (losses) on investments
	(86)	37	(545)	(136)	Income before income taxes
Unrealized gains (losses) on debt securities, net of tax	18	(8)	115	28	Income tax expense
	$(68)	$29	$(430)	$(108)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Securities reported at fair value using Level 2 inputs represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2025.

At September 30, 2025, assets measured at fair value on a recurring basis are summarized below:

	September 30, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$161,623	$—	$161,623
Corporate bonds	—	134,822	—	134,822
U.S. agency-based mortgage-backed securities	—	3,760	—	3,760
U.S. Treasury securities	14,399	—	—	14,399
Total securities available-for-sale—fixed maturity	14,399	300,205	—	314,604
Equity securities:
Domestic common stock - Exchange Traded Funds	56,568	—	—	56,568
Total	$70,967	$300,205	$—	$371,172

At September 30, 2025, assets measured at amortized cost net of allowance for credit losses are summarized below:

	September 30, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$332,394	$—	$332,394
Corporate bonds	—	21,151	—	21,151
U.S. agency-based mortgage-backed securities	—	2,422	—	2,422
U.S. Treasury securities	8,410	—	—	8,410
Asset-backed securities	—	9	—	9
Total held-to-maturity	$8,410	$355,976	$—	$364,386

At December 31, 2024, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$148,206	$—	$148,206
Corporate bonds	—	141,535	—	141,535
U.S. agency-based mortgage-backed securities	—	4,059	—	4,059
U.S. Treasury securities	13,950	—	—	13,950
Total securities available-for-sale—fixed maturity	$13,950	$293,800	$—	$307,750
Equity securities:
Domestic common stock - Exchange Traded Funds	58,629	—	—	58,629
Total	$72,579	$293,800	$—	$366,379

At December 31, 2024, assets measured at amortized cost net of allowance for credit losses are summarized below:

	December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$356,268	$—	$356,268
Corporate bonds	—	32,670	—	32,670
U.S. agency-based mortgage-backed securities	—	2,643	—	2,643
U.S. Treasury securities	8,127	—	—	8,127
Asset-backed securities	—	13	—	13
Total held-to-maturity	$8,127	$391,594	$—	$399,721

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of September 30, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$372,018	$364,386	$413,061	$399,721
Fixed maturity securities—available-for-sale	314,604	314,604	307,750	307,750
Equity securities	56,568	56,568	58,629	58,629
Short-term investments	19,090	19,090	9,338	9,338
Cash and cash equivalents	54,747	54,747	44,045	44,045

Note 9. Treasury Stock

The Company’s Board of Directors (the Board) initiated a share repurchase program in February 2010. In July 2025, the Board reauthorized this program with a limit of $25.0 million with no expiration date. As of September 30, 2025, $24.9 million was available for future repurchases under the share repurchase program. The repurchases may be effected from time to time pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The share repurchase program does not obligate the Company to repurchase any shares of the Company's common stock and may be modified, increased, suspended or terminated at the discretion of the Board. The Board's determinations will depend on a variety of factors including, but not limited to, the market conditions and applicable regulatory considerations. It is anticipated that any future repurchases will be funded from available capital.

During the three months ended September 30, 2025, the Company repurchased 30,860 shares of its common stock under the share repurchase program for $1.3 million, or an average price of $43.72 per share, including commissions and excise tax. During the nine months ended September 30, 2025, the Company repurchased 93,617 shares of its common stock under the share repurchase program for $4.1 million, or an average price of $44.26 per share, including commissions and excise tax.

During the three months ended September 30, 2024, the Company repurchased 21,586 shares of its common stock under the share repurchase program for 1.0 million, or an average price of $46.79 per share, including commissions and excise tax. During the nine months ended September 30, 2024, the Company repurchased 113,411 shares of its common stock under the share repurchase program for $5.1 million, or an average price of $45.16 per share, including commissions and excise tax.

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

Note 11. Subsequent Events

On October 28, 2025, the Board declared a special cash dividend of $1.00 per share and a regular cash dividend of $0.39 per share, payable on December 12, 2025 to shareholders of record as of December 5, 2025. The Board considers the declaration and payment of a regular cash dividend each calendar quarter, and any such declaration and payment of dividends is at the discretion of the Board.

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

Results of Operations

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(dollars in thousands, except percentages and per share data)
	(unaudited)
Gross premiums written	$80,321	$74,940	$243,809	$231,442
Net premiums earned	71,196	67,050	209,462	204,129
Net investment income	6,566	7,485	19,909	22,298
Total revenues	81,976	78,695	235,661	235,014
Total expenses	64,495	60,902	189,504	182,732
Net income	13,818	14,324	36,722	42,242
Diluted earnings per common share	$0.72	$0.75	$1.92	$2.21
Other Key Measures
Net combined ratio (1)	90.6%	90.9%	90.5%	89.6%
Return on average equity (2)	20.5%	18.6%	18.4%	18.6%
Book value per share (3)	$14.47	$16.50	$14.47	$16.50

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

Consolidated Results of Operations for Three Months Ended September 30, 2025 Compared to September 30, 2024

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2025 were $80.3 million, compared to $74.9 million for the same period in 2024, an increase of 7.2%. The increase was attributable to a $7.3 million increase in voluntary premiums on policies written during the period. The increase was partially offset by a $1.5 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $0.4 million decrease in residual market premiums.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2025 were $76.0 million, compared to $71.0 million for the same period in 2024, an increase of 7.0%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.7% for the third quarter of 2025 compared to 5.6% for the third quarter of 2024. The increase in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2025 reinsurance treaties. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Net Premiums Earned. Net premiums earned for the third quarter of 2025 were $71.2 million, compared to $67.1 million for the same period in 2024, an increase of 6.2%. The increase was primarily attributable to the increase in net premiums written during the period.

Net Investment Income. Net investment income for the quarter ended September 30, 2025 was $6.6 million, compared to $7.5 million for the same period in 2024, a decrease of 12.3%. The decrease was due to lower average invested asset balances in the period compared to the same period in the prior year. Average invested assets, including cash and cash equivalents, were $811.2 million in the quarter ended September 30, 2025 compared to an average of $893.3 million for the same period in 2024, a decrease of 9.2%. The pre-tax investment yield on our investment portfolio was 3.2% per annum during the quarter ended September 30, 2025 compared to 3.4% per annum for the same period in 2024. The tax-equivalent yield on our investment portfolio was 3.9% per annum for the quarter ended September 30, 2025 compared to 3.8% per annum for the same period in 2024. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains in the quarter ended September 30, 2025 were immaterial compared to net realized gains of $0.2 million for the same period in 2024. The net realized gains in the third quarter of 2024 were mostly attributable to the redemption of fixed maturity securities.

Net Unrealized Gains on Equity Securities. The market value of our equity securities increased by $4.1 million for the three months ended September 30, 2025 compared to an increase of $3.9 million for the same period in 2024.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $41.7 million for the three months ended September 30, 2025, compared to $39.2 million for the same period in 2024, an increase of $2.5 million, or 6.5%. The current accident year loss and LAE incurred totaled $50.6 million for the three months ended September 30, 2025, compared to $47.6 million for the same period in 2024. As of September 30, 2025, our initial estimate for loss and LAE for accident years 2025 and 2024 remains at 71.0% of net premiums earned, and is based on long-term claim frequency and severity trends, as well as medical inflation. We recorded favorable prior accident year development of $8.9 million in the third quarter of 2025, compared to favorable prior accident year development of $8.5 million in the same period of 2024, as further discussed below in “Prior Year Development.” Our net loss ratio was 58.5% in the third quarter of 2025, compared to 58.4% for the same period of 2024.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2025 were $22.1 million, compared to $21.3 million for the same period in 2024, an increase of 4.0%. This increase was primarily due to a $0.6 million increase in commission expense, a $0.5 million increase in compensation expense, and a $0.3 million increase in accounts receivable write-offs. Partially offsetting these amounts was a $0.3 million decrease in mandatory pooling arrangement fees. Our expense ratio was 31.1% in the third quarter of 2025 compared to 31.7% in the third quarter of 2024.

Income Tax Expense. Income tax expense for the three months ended September 30, 2025 was $3.7 million, compared to $3.5 million for the same period in 2024. The effective tax rate for the Company for the quarter ended September 30, 2025 was 21.0% compared to 19.5% in the third quarter of 2024. The increase in the effective tax rate was due to an increase in state income taxes for the three months ended September 30, 2025 compared with the same period of 2024.

Consolidated Results of Operations for Nine Months Ended September 30, 2025 Compared to September 30, 2024

Gross Premiums Written. Gross premiums written for the nine months ended September 30, 2025 were $243.8 million, compared to $231.4 million for the same period in 2024, an increase of 5.3%. The increase was attributable to a $20.9 million increase in voluntary premiums on policies written during the period and a $0.1 million increase in residual market premiums. These increases were partially offset by a $8.7 million decrease in gross premiums written resulting from payroll audits and related premium adjustments for policies written in previous quarters.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2025 were $231.1 million, compared to $219.5 million for the same period in 2024, an increase of 5.3%. The increase was primarily attributable to an increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.7% for the first nine months of 2025, compared to 5.5% in the same period of 2024. The increase in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2025 reinsurance treaties. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Net Premiums Earned. Net premiums earned for the nine months ended September 30, 2025 were $209.5 million, compared to $204.1 million for the same period in 2024, an increase of 2.6%. The increase was primarily attributable to the increase in net premiums written during the period.

Net Investment Income. Net investment income for the first nine months of 2025 was $19.9 million, compared to $22.3 million for the same period in 2024, a decrease of 10.7%. The decrease was due to lower average invested asset balances in the period compared to the same period in the prior year. Average invested assets, including cash and cash equivalents, were $820.6 million in the nine months ended September 30, 2025, compared to an average of $895.5 million in the same period in 2024, a decrease of 8.4%. The pre-tax investment yield on our investment portfolio was 3.2% per annum for each of the nine months ended September 30, 2025, compared to 3.3% per annum during the same period in 2024. The tax-equivalent yield on our investment portfolio was 3.9% per annum for the first nine months of 2025 compared to 3.8% per annum for the same period in 2024. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the nine months ended September 30, 2025 were $3.1 million compared to net realized losses of $0.2 million for the same period in 2024. Both net realized gains in the first nine months of 2025 and net realized losses in the first nine months of 2024 were mostly attributable to the sales of equity and fixed maturity securities classified as available-for-sale.

Net Unrealized Gains on Equity Securities. The market value of our equity securities increased by $2.8 million for the nine months ended September 30, 2025 compared to an increase of $8.6 million for the same period in 2024.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $122.5 million for the nine months ended September 30, 2025, compared to $119.8 million for the same period in 2024, an increase of $2.7 million, or 2.3%. The current accident year loss and LAE incurred totaled $148.7 million for the nine months ended September 30, 2025, compared to $144.9 million for the same period in 2024. As of September 30, 2025, our initial estimate for loss and LAE for accident years 2025 and 2024 remains at 71.0% of net premiums earned, and is based on long-term claim frequency and severity trends, as well as medical inflation. We recorded favorable prior accident year development of $26.2 million in the first nine months of 2025, compared to favorable prior accident year development of $25.2 million in the same period of 2024, as further discussed below in “Prior Year Development.” Our net loss ratio was 58.5% in the first nine months of 2025, compared to 58.7% for the same period of 2024.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2025 were $64.5 million, compared to $60.4 million for the same period in 2024, an increase of 6.8%. This increase was primarily due to an increase in insurance-related assessments of $2.6 million, an increase in compensation expense of $1.5 million, an increase in commission expense of $1.0 million and an increase in accounts receivable write-offs of $0.5 million. Offsetting these amounts were a decrease in professional fees of $1.2 million and a $0.5 million decrease in taxes and fees. Our expense ratio was 30.8% in the first nine months of 2025 compared to 29.6% for the same period of 2024.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2025 was $9.4 million, compared to $10.0 million for the same period in 2024. The effective tax rate for the Company increased to 20.4% for the nine months ended September 30, 2025 from 19.2% for the nine months ended September 30, 2024. The increase in the effective tax rate was due to an increase in state income taxes for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $0.4 million for the nine months ended September 30, 2025, which represented a $12.9 million decrease from $13.4 million in net cash provided by operating activities for the nine months ended September 30, 2024. This decrease in operating cash flow was due to a $20.9 million increase in losses paid and a $3.4 million decrease in net investment income. Partially offsetting these impacts were a $9.7 million increase in premium collections, a $1.0 million decrease in underwriting expenses paid and a $0.8 million decrease in federal taxes paid.

Net cash provided by investing activities was $37.7 million for the nine months ended September 30, 2025, compared to net cash provided by investment activities of $38.6 million for the same period in 2024. Cash provided by sales and maturities of investments totaled $79.7 million for the nine months ended September 30, 2025, compared to $125.8 million for the same period in 2024. A total of $40.1 million in cash was used to purchase investments in the nine months ended September 30, 2025, compared to $86.4 million in purchases for the same period in 2024. A total of $2.0 million in cash was used to purchase property and equipment in the nine months ended September 30, 2025, compared to $0.8 million for the same period in 2024.

Net cash used in financing activities in the nine months ended September 30, 2025 was $27.4 million, compared to net cash used in financing activities of $27.0 million for the same period in 2024. In the nine months ended September 30, 2025, $22.4 million of cash was used for dividends paid to shareholders compared to $21.3 million in the same period of 2024. In the nine months ended September 30, 2025, there were repurchases of outstanding shares of our common stock of $4.1 million compared to $5.1 million for the same period in 2024. Share-based compensation related payroll tax withholding was $0.8 million in the nine months ended September 30, 2025, compared to $0.5 million in the same period in 2024.

Investment Portfolio

The carrying value of our investment portfolio, including cash and cash equivalents, totaled $817.0 million at September 30, 2025, compared to $832.8 million at December 31, 2024, a decrease of 1.9%. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity. Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale are reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2025, is shown in the following table:

	Carrying Amount	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$339,297	41.5%
Corporate bonds	21,677	2.7%
U.S. agency-based mortgage-backed securities	2,490	0.3%
U.S. Treasury securities and obligations of U.S. government agencies	8,545	1.0%
Asset-backed securities	9	—
Total fixed maturity securities—held-to-maturity	372,018	45.5%
Fixed maturity securities—available-for-sale:
States and political subdivisions	161,623	19.8%
Corporate bonds	134,822	16.5%
U.S. agency-based mortgage-backed securities	3,760	0.5%
U.S. Treasury securities and obligations of U.S. government agencies	14,399	1.8%
Total fixed maturity securities—available-for-sale	314,604	38.6%
Equity securities	56,568	6.9%
Short-term investments	19,090	2.3%
Cash and cash equivalents	54,747	6.7%
Total investments, including cash and cash equivalents	$817,027	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year development of $8.9 million in the three months ended September 30, 2025. The table below sets forth the favorable development for the three and nine months ended September 30, 2025 and 2024 for accident years 2020 through 2024 and, collectively, for all accident years prior to 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)
Accident Year
2024	$—	$—	$—	$—
2023	0.4	—	1.6	—
2022	1.4	0.5	3.7	1.8
2021	0.5	0.8	4.1	2.2
2020	0.4	1.3	5.2	4.8
Prior to 2020	6.2	5.9	11.6	16.4
Total net development	$8.9	$8.5	$26.2	$25.2

The table below sets forth the number of open claims as of September 30, 2025 and 2024, and the number of claims reported and closed during the three and nine months then ended.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Open claims at beginning of period	4,024	3,888	3,798	4,003
Claims reported	1,146	1,052	3,036	2,940
Claims closed	(1,251)	(1,032)	(2,915)	(3,035)
Open claims at end of period	3,919	3,908	3,919	3,908

The number of open claims at September 30, 2025 increased by 11 claims as compared to the number of open claims at September 30, 2024. At September 30, 2025, our incurred amounts for certain accident years, primarily 2011 through 2023, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the Company's financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves were based on our historical claims data. However, as of September 30, 2025, actual results for certain accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of September 30, 2025, we had repurchased a total of 1,776,468 shares of our outstanding common stock for $46.2 million since inception of our share repurchase program in 2010. The repurchases may be effected from time to time pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The share repurchase program does not obligate the Company to repurchase any shares of the Company's common stock and may be modified, suspended or terminated at the discretion of the Board. The Board's determination will depend on a variety of factors including, but not limited to, the market conditions and applicable regulatory considerations. It is anticipated that any future repurchases will be funded from available capital.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
				(in thousands)
July 1, 2025 to July 31, 2025	28,095	$43.76	28,095	$25,000
August 1, 2025 to August 31, 2025	—	—	—	25,000
September 1, 2025 to September 30, 2025	2,765	43.32	2,765	24,880
Total	30,860		30,860

(1) Average price paid per share includes commissions and excise tax.

(2) In July 2025, the Company announced a share repurchase program that replaced the Company's prior program, authorizing the repurchase of shares of the Company's common stock in an aggregate amount of up to $25.0 million with no expiration date.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the Company's fiscal quarter ended September 30, 2025, none of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Amended and Restated Bylaws

Effective October 28, 2025, the Board amended and restated the Company’s Amended and Restated Bylaws (as amended, the “Bylaws”) primarily to modify certain provisions to align the Bylaws more closely with the current Texas Business Organizations Code (TBOC) and prevailing practices, including, among other things, to:

•
clarify (i) the quorum requirements for the transaction of business at shareholder meetings; (ii) the default voting standard for matters subject to shareholder votes; and (iii) the treatment of abstentions and broker non-votes (Article II, Sections 2.7 and 2.8);
•
modify the provisions of the Bylaws relating to the accessing the shareholder list to align more closely with the TBOC (Article II, Section 2.6);
•
clarify the authority and duties of the inspector of elections and presiding officer at any shareholder meeting (Article II, Sections 2.10, 2.11 and 2.12(f)); and
•
clarify authority to appoint or remove officers (Article V, Section 5.1).

The amendments to the Bylaws also replace with a more modernized version the provisions governing the requirements for providing advance notice of shareholder proposals and director nominations to be brought before a shareholder meeting to modify, clarify and add certain procedural and disclosure requirements, and address the “universal proxy” rules adopted by the SEC pursuant to Rule 14a-19 of the Securities Exchange Act of 1934, as amended (“Rule 14a-19”), including, among other things, to:

•
bifurcate procedures for shareholder proposals and director nominations and adds procedures for nomination of directors at a special meeting where election of directors is on the agenda (Article II, Section 2.12(a) and (b));
•
clarify and update certain procedural requirements for director nominations or other business to be properly brought before a meeting by a shareholder, including the requirements for a proper shareholder’s notice (and any update or supplement of such information) to be accurate and timely, and when a proposal or nomination may be disregarded (Article II, Section 2.12(a), (b), (d) and (e));
•
add provisions to address the “universal proxy” rules adopted by the SEC pursuant to Rule 14a-19 of the Securities Exchange Act of 1934, as amended (“Rule 14a-19”), including (i) requiring compliance with Rule 14a-19, (ii) not allowing additional or substitute nominees following expirations of applicable notice deadlines, (iii) limiting the number of shareholder nominees to the number of directors to be elected at the meeting, (iv) requiring a shareholder’s notice to include certain representations regarding its solicitation, (v) requiring reasonable documentary evidence of compliance with such representations and compliance with Rule 14a-19, and (vi) requiring that any shareholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white (Article II, Sections 2.12(b) and 2.9);
•
update the advance notice deadlines for annual meetings to be (1) at least 90 days and no more than 120 days prior to the anniversary of the prior year’s annual meeting for shareholder proposals (with alternative deadlines if the annual meeting date changes significantly), and (2) at least 90 days and no more than 120 days prior to the anniversary of the mailing of proxy materials for the prior year’s annual meeting for shareholder director nominations (Article II, Section 2.12(c));
•
add an advance notice deadline for shareholder director nominees to be eligible for election at a special meeting where the election of directors is on the agenda for such special meeting (Article II, Section 2.12(c));
•
add certain defined terms for clarity and consistency, including “close of business”, “shareholder associated person”, “beneficial owner,” “affiliates” and “associate” (Article II, Section 2.12(g)).

The Bylaws also include certain additional ministerial, technical, conforming, modernizing, streamlining and clarifying changes. The foregoing description is qualified in its entirety by the Bylaws, which are attached hereto as Exhibit 3.2 and incorporated herein by reference.

Shareholder Proposals and Nominations for the 2026 Annual Meeting of Shareholders

As noted, the Bylaws, revised the advance notice provision (Article II, Section 2.12). Below is an update to the “Shareholder Proposals for the 2026 Annual Meeting of Shareholders” section of the Company’s 2025 proxy statement, as filed with the SEC on April 30, 2025.

Shareholder Proposals and Nominations for the 2026 Annual Meeting of Shareholders

In order to be included in the Company’s proxy materials for the 2026 annual meeting of shareholders, a shareholder proposal must be received in writing by the Company at 2301 Highway 190 West, DeRidder, Louisiana 70634 by January 2, 2026 and otherwise comply with all applicable requirements of the SEC's rules for shareholder proposals.

In addition, the Company’s Bylaws provide that any shareholder who desires to bring a proposal (other than a nomination of director) at the 2026 annual meeting of shareholders must deliver timely written notice of the proposal that complies with the information and other requirements of the Company’s Bylaws to the Company’s Secretary at the above address, which must be received no later than March 8, 2026.

Under the Company’s Bylaws, any shareholder who desires to nominate a director for election at the 2026 annual meeting of shareholders must deliver timely written notice of the nominee that complies with the information and other requirements of the Company’s Bylaws to the Company’s Secretary at the above address, which must be received no later than February 1, 2026.

In addition to satisfying the foregoing requirements under the Company’s Bylaws, to comply with the universal proxy rules, shareholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must comply with the additional requirements of Rule 14a-19 under the Exchange Act.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

3.2	Amended and Restated Bylaws of the Company (as amended and restated on October 28, 2025).

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Anastasios Omiridis filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Anastasios Omiridis filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

October 30, 2025	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

October 30, 2025	/s/ Anastasios Omiridis
Anastasios Omiridis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)