Form 10-K
period 2025-12-31
AMERISAFE INC
filed 2026-02-27
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $819.6 million, based upon the closing price of the shares on the NASDAQ Global Select Market on that date.

As of February 13, 2026, there were 18,794,881 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2026 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical facts. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “could,” “to be,” “anticipate”, "strive" and similar statements of a future or forward-looking nature identify forward-looking statements.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other risks described in this report, including, but not limited to, under the captions “Business” in Item 1, “Risk Factors” in Item 1A , “Cybersecurity” in Item 1C, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report and as may be further amended by subsequent filings with the SEC. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Investors are cautioned that many of the assumptions upon which these forward-looking statements are based are likely to change after the date the forward-looking statements are made. The Company undertakes no obligation to update or revise any forward-looking statements, which speak only as of the date made, notwithstanding any changes in its assumptions, actual experience or other changes that arise after the date of this report.

PART I

Item 1. Business.

Overview

AMERISAFE, Inc. is a specialty provider of workers’ compensation insurance focused on small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, services, manufacturing, and maritime. Since commencing operations in 1986, we have gained significant experience underwriting the complex workers’ compensation exposures inherent in these industries. We provide coverage to employers under state and federal workers’ compensation laws. These laws prescribe wage replacement and medical care benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our workers’ compensation insurance policies provide benefits to injured employees for, among other things, temporary or permanent disability, death and medical and hospital expenses. The benefits payable and the duration of those benefits are set by state or federal law. The benefits vary by jurisdiction, the nature and severity of the injury and the wages of the employee. The employer, who is the policyholder, pays the premiums for coverage.

Hazardous industry employers tend to have less frequent but more severe claims, as compared to employers in other industries, due to the nature of their businesses. Injuries that occur are often severe in nature including death, dismemberment, paraplegia and quadriplegia. As a result, employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target policyholders.

We employ a proactive, disciplined approach to underwriting employers and providing comprehensive services intended to lessen the overall incidence and cost of workplace injuries. We provide safety services at employers’ workplaces as a vital component of our underwriting process and to promote safer workplaces. We utilize proactive claims management practices that we believe ultimately reduce the overall cost of our claims. In addition, our premium audit services calculate the appropriate premiums for our policyholders under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety or fraud concerns.

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

Competitive Advantages

We believe we have the following competitive advantages:

Focus on Hazardous Industries. We have extensive experience insuring employers engaged in certain hazardous industries and have a history of profitably underwriting these industries. Our specialized knowledge of these hazardous industries helps us better serve our policyholders, which leads to greater policyholder loyalty and policy retention. Our policy renewal rate on voluntary business that we elected to quote for renewal was 93.1% in 2025.

Focus on Small to Mid-Sized Employers. We believe large insurance companies generally do not target small to mid-sized employers in certain hazardous industries due to their smaller premium sizes, types of operations, mobile workforces and extensive service needs. We provide these employers enhanced services, including premium payment plans to better match premium payments with our policyholders’ payroll costs and cash flow.

Knowledgeable, Dedicated Employees. We deliver an exceptional product with integrity through professional, knowledgeable and dedicated employees. Service is a distinguishing factor for us and the level of that service is dependent on the expertise and caring culture of our employees.

Specialized Underwriting Expertise. Based on our 40-year history of insuring employers engaged in hazardous industries, we have developed industry specific risk analysis and rating tools that support our underwriters in risk selection and pricing. We are highly disciplined when quoting and binding new and renewal business. We do not delegate underwriting authority to agencies, marketers or to any other third parties that sell our insurance.

Comprehensive Safety Services. We provide proactive safety reviews of employers’ worksites, which are often located in rural areas. These safety reviews are a vital component of our underwriting process and also assist our policyholders in loss prevention, and encourage safer workplaces by deploying experienced field safety professionals (FSPs) to our policyholders’ worksites. In 2025, 93.4% of our new voluntary business policyholders had pre-quotation safety inspections. Additionally, we perform periodic on-site safety surveys for our voluntary business policyholders as well as other services discussed below under "Safety".

Proactive Claims Management. Our employees manage substantially all of our claims in-house, utilizing intensive claims management practices that emphasize a personalized approach, as well as quality, cost-effective medical treatment. As of December 31, 2025, open indemnity claims per field case manager (FCM) averaged 51 claims, which we believe is significantly less than the industry average. We also believe our claims management practices allow us to achieve a more favorable claim outcome, accelerate an employee’s return to work, lessen the likelihood of litigation and more rapidly close claims, all of which ultimately lead to lower overall claim costs.

Efficient Operating Platform. Through cost management initiatives, we maintain one of the more efficient operations in the workers’ compensation industry. In 2025, our expense ratio was 30.4%. We believe that our expense ratio is generally lower than that of our competitors, which gives us a greater opportunity to generate underwriting profit.

Strategy

We strive to produce favorable returns on equity and increase our book value per share adjusted for dividends paid to shareholders and share repurchases using the following strategies:

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

Increase Market Penetration. Based on data received from the National Association of Insurance Commissioners (NAIC), we do not have more than 5.0% of the market share in any state we serve. As a result, we believe we have the opportunity to increase market penetration in each of the states in which we currently operate. Competition in our target markets is fragmented by state, employer size and industry. We believe that our specialized underwriting expertise, use of data, and safety, claims and audit services position us to profitably increase our market share in our existing principal markets, with minimal increase in field service employees.

Prudent and Opportunistic Geographic Expansion. While we actively market our insurance in 27 states, 53.6% of our voluntary in-force premiums were generated in the six states where we derived 5.0% or more of our gross premiums written in 2025. We are licensed in an additional 20 states, the District of Columbia and the U.S. Virgin Islands. Our existing licenses and rate filings will expedite our ability to write policies in these markets if and when we decide it is prudent to do so.

Capitalize on Development of Information Technology Systems. We believe our underwriting and agency management system, GEAUX, along with our customized operational system, ICAMS, and the analytical data warehouse that ICAMS feeds, significantly enhance our ability to select risk, write profitable business and cost-effectively administer our billing, claims and audit functions.

Maintain Capital Strength. We plan to manage our capital to achieve our profitability goals while striving for optimal operating leverage for our insurance company subsidiaries. To accomplish this objective, we intend to maintain underwriting profitability throughout market cycles, optimize our use of reinsurance, deploy appropriate capital management tools, including paying dividends to shareholders and share repurchases, and produce an appropriate risk-adjusted return on our investment portfolio.

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

Workers’ compensation was the seventh-largest property and casualty insurance line in the U.S. in 2024, according to the National Council on Compensation Insurance, Inc. (the NCCI). Direct premiums written in 2024 for the workers’ compensation insurance industry were $57.6 billion, and direct premiums written for the property and casualty industry as a whole were $1.1 trillion. According to the most recent market data reported by the NCCI, which is the official rating bureau in the majority of states in which we are licensed, total premiums reported for the specific occupational class codes for which we underwrite business were $18.4 billion.

Policyholders

As of December 31, 2025, we had more than 10,200 voluntary business policyholders. As of December 31, 2025, our ten largest voluntary business policyholders accounted for 2.1% of our in-force premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 93.1% in 2025, 94.2% in 2024, and 94.1% in 2023.

In addition to our voluntary workers’ compensation business, we assume reinsurance premiums from mandatory pooling arrangements, and prior to 2023, we underwrote workers’ compensation policies for employers assigned to us, in each case to fulfill our obligations under residual market programs implemented by the states in which we operate. Prior to 2023, our assigned risk business fulfilled our statutory obligation to participate in residual market plans in three states. Beginning in 2023, the Company participated in the mandatory pooling arrangements in these states instead of the assigned risk business. See “—Regulation—Residual Market Programs” below. For the year ended December 31, 2025, our assumed premiums from mandatory pooling arrangements accounted for 2.8% of our gross premiums written.

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

Services. Includes various types of operations focused on providing a service such as telecommunication tower and line installation and maintenance, machinery inspection, surveyors, window and exterior cleaning, debris and waste disposal, and traffic control.

Manufacturing. Includes a diverse group of businesses such as the production of goods for use or sale using labor and machines, tools, and chemical and biological processing or formulation.

Maritime. Includes ship building and repair, pier and marine construction, inter-coastal construction, and stevedoring (which is the process of loading cargo onto and unloading cargo from vessels at port).

Other. Includes a wide variety of high-hazard businesses such as gasoline dealers, building material suppliers, automobile dismantling, oil field contractors, railroad construction and other businesses.

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
•
Assigned Risk Business. Included direct premiums from workers’ compensation insurance policies that we issued to employers assigned to us under residual market programs implemented by some of the states in which we operate. Beginning in 2023, the Company participated in the mandatory pooling arrangements instead of the assigned risk business.

Gross premiums written during the years ended December 31, 2025, 2024 and 2023, and the allocation of those premiums among the hazardous industries we target are presented in the table below.

	Gross Premiums Written			Percentage of Gross Premiums Written
	2025	2024	2023	2025	2024	2023
	(in thousands)
Voluntary business:
Construction	$149,025	$138,464	$135,758	47.5%	47.1%	47.6%
Trucking	38,035	35,130	36,173	12.1%	11.9%	12.7%
Logging and Lumber	26,115	25,492	26,879	8.3%	8.7%	9.4%
Agriculture	22,753	17,702	16,985	7.3%	6.0%	5.9%
Services	18,343	15,630	14,639	5.8%	5.3%	5.2%
Manufacturing	16,745	16,038	16,205	5.3%	5.5%	5.7%
Maritime	10,321	12,956	5,122	3.3%	4.4%	1.8%
Other	23,705	24,371	25,544	7.6%	8.3%	9.0%
Total voluntary business	305,042	285,783	277,305	97.2%	97.2%	97.2%
Assumed premiums	8,850	8,582	7,618	2.8%	2.9%	2.7%
Assigned risk business	(28)	(221)	432	0.0%	-0.1%	0.1%
Total	$313,864	$294,144	$285,355	100.0%	100.0%	100.0%

Geographic Distribution

We are licensed to provide workers’ compensation insurance in 47 states, the District of Columbia and the U.S. Virgin Islands. We operate on a geographically diverse basis with 16.3% or less of our gross premiums written in 2025 derived from any one state. The table below identifies, for the years ended December 31, 2025, 2024 and 2023, the states in which the percentage of our gross premiums written exceeded 3.0% for any of the three years presented.

	Percentage of Gross Premiums Written Year Ended December 31,
State	2025	2024	2023
Florida	16.3%	14.7%	13.4%
Georgia	9.4%	10.3%	10.9%
Illinois	8.0%	6.6%	5.1%
Pennsylvania	7.3%	7.2%	7.6%
North Carolina	6.3%	5.9%	5.9%
Louisiana	5.8%	6.0%	7.5%
Wisconsin	3.7%	3.8%	4.3%
Virginia	3.7%	3.7%	3.7%
Alaska	3.2%	3.4%	3.0%
Minnesota	3.1%	3.1%	3.2%
South Carolina	3.0%	3.0%	3.3%
Texas	2.5%	3.9%	2.6%
Total	72.3%	71.6%	70.5%

Sales and Marketing

We sell our workers’ compensation insurance through independent agencies (including retail and wholesale brokers and agents). As of December 31, 2025, our insurance was sold through approximately 1,400 independent agencies and our wholly-owned insurance agency subsidiary, Amerisafe General Agency, which is licensed in 32 states. We are selective in establishing and maintaining relationships with independent agencies. We seek to do business with those agencies that provide quality application flow from companies operating in our target industries and classes that are reasonably likely to accept our quotes. We compensate these agencies by paying a commission based on the premium collected from the policyholder. Neither our independent agencies nor our insurance agency subsidiary has authority to underwrite or bind coverage. We do not pay contingent commissions.

As of December 31, 2025, independent agencies accounted for 99.0% of our voluntary in-force premiums. No single independent agency accounted for more than 2.0% of our voluntary in-force premiums at that date.

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

Our underwriting department reviews the application to determine if the application meets our underwriting criteria and whether all required information has been provided. If additional information is required, the underwriting department requests additional information from the agency submitting the application. Once this initial review process is complete, our underwriting department requests that a pre-quotation safety inspection be performed in most cases. In 2025, 93.4% of our new voluntary business policyholders were inspected prior to our offering a premium quote.

After the pre-quotation safety inspection has been completed, our underwriting professionals review the results of the inspection to determine if a quote should be offered and, if so, prepare the quote. The quote must be reviewed and approved by our underwriting department before the quote is delivered to the agency.

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

Safety

Our safety inspection process begins with a request from our underwriting department to perform a pre-quotation safety inspection. Our safety inspections focus on a prospective policyholder’s operations, loss exposures and existing safety controls to prevent potential losses. The factors considered in our inspection include employee experience, turnover, training, previous loss history and corrective actions, and workplace conditions, including equipment condition and, where appropriate, use of fall protection, respiratory protection or other safety devices. Our FSPs typically travel to employers’ worksites to perform these safety inspections. These initial inspections allow our underwriting professionals to make decisions on both insurability and pricing. In certain circumstances, we will agree to provide workers’ compensation insurance only if the employer agrees to implement and maintain the safety management practices that we recommend. In 2025, 93.4% of our new voluntary business policyholders were inspected prior to our offering a premium quote. The remaining voluntary business policies were not pre-quote inspected for a variety of reasons, including instances where the prospective policyholder was previously insured by us or previously inspected by us.

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

Following notification of a workplace injury, a FCM will contact the policyholder, the injured employee and/or the treating physician to determine the nature and severity of the injury. If a serious injury occurs, the FCM will promptly visit the injured employee or the employee’s family members to discuss the benefits provided. The FCM will also visit the treating physician to discuss the proposed treatment plan. Our FCM assists the injured employee in receiving appropriate medical treatment and encourages the use of our recommended medical providers and facilities. For example, our FCM may suggest that a treating physician refer an injured worker to another physician or treatment facility that we believe has had positive outcomes for other workers with similar injuries. We actively monitor the number of open cases handled by a single FCM in order to maintain focus on each specific injured employee. As of December 31, 2025, we averaged 51 open indemnity claims per FCM, which we believe is significantly less than the industry average.

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

In establishing our reserves, we review the results of analyses using actuarial methodologies that utilize historical loss data from our 40 years of underwriting workers’ compensation insurance. In evaluating the results of those analyses, our management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses. These actuarial methodologies and subjective factors are described in more detail below. Our process and methodology for estimating reserves applies to our voluntary business, but does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We do not use loss discounting when we determine our reserves, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

In establishing reserves, we rely on the analysis of the more than 247,000 claims in our 40-year history. Using statistical analyses and actuarial methods, we estimate reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends.

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

As of December 31, 2025, our best estimate of our ultimate liability for loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $507.5 million, which includes $13.7 million in reserves for mandatory pooling arrangements as reported by the pool administrators. The estimate of our ultimate liability was derived from the process and methodology described above, which relies on substantial judgment. There is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates. We view our estimate of loss and DCC expenses as the most significant component of our reserve for loss and loss adjustment expenses.

Additional information regarding our reserve for unpaid loss and loss adjustment expenses (LAE) as of December 31, 2025, 2024, and 2023 is set forth below:

	2025	2024	2023
	(in thousands)
Gross case loss and DCC reserves	$529,396	$523,695	$535,116
AO reserves	19,853	20,299	19,117
Gross IBNR reserves	64,334	107,315	119,761
Gross unpaid loss, DCC and AO reserves	613,583	651,309	673,994
Reinsurance recoverables on unpaid loss and LAE	(106,075)	(112,742)	(119,746)
Net unpaid loss, DCC and AO reserves	$507,508	$538,567	$554,248

We performed sensitivity analyses to show how our net loss and DCC expense reserve, including IBNR, would be impacted by changes in certain critical assumptions. For our paid and incurred development methods, we varied both the cumulative paid and incurred loss development factors (LDFs) by an increase and decrease of 30%, both individually and in combination with one another. The results of this sensitivity analysis, using December 31, 2025 data, are summarized below.

		Resultant Change in Net Loss and DCC Reserve
Change in Paid LDFs	Change in Incurred LDFs	Amount ($)	Percentage
		(in thousands)
30% increase	30% increase	24,360	5.1%
30% increase	No change	—	(—)%
30% increase	30% decrease	(23,973)	(5.1)%
No change	30% increase	24,360	5.1%
No change	30% decrease	(23,973)	(5.1)%
30% decrease	30% increase	24,360	5.1%
30% decrease	No change	—	(—)%
30% decrease	30% decrease	(23,973)	(5.1)%

For our paid and incurred weighted severity methods, we varied our year-end selected trend factor (for medical costs, defense costs, wage inflation, etc.) by an increase and decrease of 300 basis points. The results of this sensitivity analysis, using December 31, 2025 data, are summarized below.

	Resultant Change in Net Loss and DCC Reserve
Change in Severity Trend	Amount ($)	Percentage
	(in thousands)
300 basis point increase	22,717	4.8%
300 basis point decrease	(19,599)	(4.1)%

Reconciliation of Loss Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2025, 2024 and 2023, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Balance, beginning of period	$651,309	$673,994	$696,037
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses, beginning of period	112,742	119,746	112,555
Net balance, beginning of period	538,567	554,248	583,482
Add incurred related to:
Current accident year	203,802	192,153	189,659
Prior accident years	(33,865)	(34,886)	(41,396)
Total incurred	169,937	157,267	148,263
Less paid related to:
Current accident year	59,135	52,869	47,207
Prior accident years	141,861	120,079	130,290
Total paid	200,996	172,948	177,497
Net balance, end of period	507,508	538,567	554,248
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses, end of period	106,075	112,742	119,746
Balance, end of period	$613,583	$651,309	$673,994

The table below sets forth the number of open claims as of December 31, 2025, 2024 and 2023, and the number of claims reported and closed during the years then ended.

	Twelve Months Ended December 31,
	2025	2024	2023
Open claims at beginning of period	3,798	4,003	4,275
Claims reported	4,145	3,827	3,948
Claims closed	(3,847)	(4,032)	(4,220)
Open claims at end of period	4,096	3,798	4,003

Our gross reserves for loss and loss adjustment expenses of $613.6 million as of December 31, 2025 are expected to cover all unpaid loss and loss adjustment expenses as of that date. As of December 31, 2025, we had 4,096 open claims, with an average of $149,800 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2025, 4,145 new claims were reported, and 3,847 claims were closed. Total claims reported in 2025 increased by 8.3% compared to 2024. This increase is directly correlated to a 10.2% growth in our in-force policy count.

In 2025, our gross reserves decreased to $613.6 million from $651.3 million at December 31, 2024. The decrease in reserves was attributable primarily to favorable development from prior accident years. In 2025, we recognized $33.9 million of favorable development for prior accident years. As of December 31, 2024, we had 3,798 open claims, with an average of $171,487 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2024, 3,827 new claims were reported, and 4,032 claims were closed.

In 2024, our gross reserves decreased to $651.3 million from $674.0 million at December 31, 2023. The decrease in reserves was attributable primarily to favorable development of $34.9 million from prior accident years. As of December 31, 2023, we had 4,003 open claims, with an average of $168,372 in unpaid loss and loss adjustment expenses per open claim. During the year ended December 31, 2023, 3,948 new claims were reported, and 4,220 claims were closed.

Loss Development

The table below shows the net loss development for business written each year from 2015 through 2025. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a generally accepted accounting principles (GAAP) basis.

The first line of the table shows, for the years indicated, our liability including the incurred but not reported loss and loss adjustment expenses as originally estimated, net of amounts recoverable from reinsurers. For example, as of December 31, 2015, it was estimated that $653.2 million would be sufficient to settle all claims not already settled that had occurred on or prior to December 31, 2015, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $653.2 million as of December 31, 2015, by December 31, 2025 (ten years later) $314.8 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2015.

The “gross cumulative redundancy (deficiency)” represents, as of December 31, 2025, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	Year Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(in thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$653,175	$664,520	$686,956	$691,193	$677,544	$654,854	$626,012	$583,482	$554,248	$538,567	$507,508
Net reserve estimated as of:
One year later	601,868	629,750	641,360	626,192	614,060	592,937	585,421	542,086	519,362	504,702
Two years later	567,098	584,149	576,358	562,709	552,143	552,345	544,024	507,200	485,498
Three years later	530,582	528,659	527,722	514,889	517,763	518,432	511,928	474,916
Four years later	498,494	494,513	498,173	493,631	491,301	490,020	483,867
Five years later	473,137	473,097	485,768	475,184	469,239	467,093
Six years later	458,115	464,296	470,837	456,159	452,968
Seven years later	450,531	451,432	453,357	439,903
Eight years later	440,705	436,802	438,583
Nine years later	427,282	423,433
Ten years later	415,512
Net cumulative redundancy	$237,663	$241,086	$248,373	$251,290	$224,576	$187,760	$142,145	$108,566	$68,751	$33,865
Cumulative amount of reserve paid, net of reserve recoveries, through:
One year later	135,601	129,937	138,593	131,108	129,803	137,348	143,892	130,290	120,079	141,861
Two years later	202,063	202,928	205,705	199,284	207,382	203,243	214,641	189,753	189,391
Three years later	247,751	241,165	247,609	242,983	245,749	244,417	246,598	228,806
Four years later	272,144	268,049	271,213	267,293	270,359	261,784	272,202
Five years later	289,001	282,368	286,865	283,863	278,997	279,577
Six years later	298,074	290,057	299,720	288,403	292,583
Seven years later	303,762	300,918	301,861	298,112
Eight years later	310,185	301,951	309,509
Nine years later	310,269	307,374
Ten years later	314,831
Net reserve— December 31	$653,175	$664,520	$686,956	$691,193	$677,544	$654,854	$626,012	$583,482	$554,248	$538,567	$507,508
Reinsurance recoverables	64,858	78,256	84,889	107,216	95,343	105,707	119,266	112,555	119,746	112,742	106,075
Gross reserve— December 31	$718,033	$742,776	$771,845	$798,409	$772,887	$760,561	$745,278	$696,037	$673,994	$651,309	$613,583
Net re-estimated reserve	$415,512	$423,433	$438,583	$439,903	$452,968	$467,093	$483,867	$474,916	$485,498	$504,702
Re-estimated reinsurance recoverables	37,821	42,499	53,368	56,331	67,064	74,467	96,184	92,334	91,255	100,043
Gross re-estimated reserve	$453,333	$465,932	$491,951	$496,234	$520,032	$541,560	$580,051	$567,250	$576,753	$604,745
Gross cumulative redundancy	$264,700	$276,844	$279,894	$302,175	$252,855	$219,001	$165,227	$128,787	$97,241	$46,564

Investments

We derive net investment income from our invested assets. As of December 31, 2025, the carrying value of our investment portfolio, including cash and cash equivalents, was $796.8 million and the fair value of the portfolio was $791.3 million.

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

The table below shows the carrying values of various categories of securities held in our investment portfolio, the percentage of the total carrying value of our investment portfolio represented by each category and the effective interest rate for the year ended December 31, 2025 based on the carrying value of each category as of December 31, 2025:

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$322,407	40.5%	3.4%
Corporate bonds	16,701	1.9%	3.0%
U.S. agency-based mortgage-backed securities	2,403	0.3%	4.1%
U.S. Treasury securities and obligations of U.S. Government agencies	8,567	1.1%	3.4%
Asset-backed securities	9	0.0%	5.9%
Total fixed maturity securities—held-to-maturity	350,087	43.8%	3.4%
Fixed maturity securities—available-for-sale:
State and political subdivisions	158,190	19.9%	3.9%
Corporate bonds	138,704	17.4%	4.8%
U.S. agency-based mortgage-backed securities	3,641	0.5%	2.6%
U.S. Treasury securities and obligations of U.S. Government agencies	12,503	1.6%	1.5%
Total fixed maturity securities—available-for-sale	313,038	39.4%	4.2%
Equity securities	57,493	7.2%	1.2%
Short-term investments	14,237	1.8%	4.3%
Cash and cash equivalents	61,926	7.8%	3.1%
Total investments, including cash and cash equivalents	$796,781	100.0%	3.5%

As of December 31, 2025, our fixed maturity securities had a carrying value of $663.1 million, which represented 83.2% of the carrying value of our investments, including cash and cash equivalents. For the twelve months ended December 31, 2025, the average pre-tax net investment yield of our investment portfolio was 3.3% per annum.

The gross unrealized gains and losses, and the cost or amortized cost and fair value of, our investment portfolio as of December 31, 2025 are summarized as follows:

	Cost or Amortized Cost	Allowance for Credit Losses	Cost or Amortized Cost Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities, held-to-maturity	$350,160	$(73)	$350,087	$2,062	$(7,573)	$344,576
Fixed maturity securities, available-for-sale	317,116	—	317,116	2,861	(6,939)	313,038
Equity securities	31,165	—	31,165	26,328	—	57,493
Totals	$698,441	$(73)	$698,368	$31,251	$(14,512)	$715,107

As of December 31, 2025, municipal bonds with maturities greater than one year made up 60.4% of our investment portfolio, including cash and cash equivalents. The investments in Louisiana result from companies being allowed an investment credit against Louisiana premium taxes for varying levels of Louisiana assets. The table below summarizes the top five geographic exposures as of December 31, 2025.

	Carrying Value	Percentage of Municipal Portfolio	Percentage of Total Portfolio
	(in thousands)
Texas	$71,189	14.8%	9.0%
Louisiana	67,183	14.0%	8.4%
Arkansas	35,134	7.3%	4.4%
Florida	35,060	7.3%	4.4%
Wisconsin	27,150	5.6%	3.4%
Other	244,881	51.0%	30.8%
	$480,597	100.0%	60.4%

The table below summarizes the credit quality of our investment portfolio, excluding our equity holdings, as of December 31, 2025, as determined by the middle rating of Moody’s, Standard and Poor’s, and Fitch. If there are only two ratings, the lower rating is used.

Credit Rating	Percentage of Total Carrying Value
“AAA”	15.9%
“AA”	53.8%
“A”	17.1%
“BBB”	13.2%
“BB and below”	0.0%
“Unrated securities”	0.0%
Total	100.0%

As of December 31, 2025, the average composite rating of our investment portfolio, excluding our equity holdings, was “AA-”.

The table below shows the composition of our fixed maturity securities by remaining time to maturity as of December 31, 2025.

	As of December 31, 2025
Maturity:	Carrying Value	Percentage
	(in thousands)
Within one year	$69,559	10.5%
After one year through five years	151,957	22.9%
After five years through ten years	195,397	29.5%
After ten years	240,159	36.2%
U.S. agency-based mortgage-backed securities	6,044	0.9%
Asset-backed securities	9	0.0%
Total	$663,125	100.0%

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

2026 Excess of Loss Reinsurance Treaty Program

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

Effective January 1, 2026, we renewed our excess of loss reinsurance treaty program. The first layer is a multi-year treaty that applies to losses incurred through December 31, 2028. The other layers are renewed annually and apply to losses incurred through December 31, 2026.

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

We have 24 reinsurers participating in our reinsurance treaty program in 2026. Under certain circumstances, including a downgrade of a reinsurer’s A.M. Best rating to “B++” (Very Good) or below, such reinsurer may be required to provide us with security for amounts due under the terms of our reinsurance program. This security may take the form of, among other things, cash advances or letters of credit. If security is required because of a ratings downgrade, the form of security must be mutually agreed to between the reinsurer and us.

The table below sets forth the reinsurers participating in our 2026 reinsurance program:

Reinsurer	A.M. Best Rating
Allied World Assurance Company Holdings, Ltd	A+
Arch Reinsurance Company	A+
Hamilton Re, Ltd.	A
Houston Casualty Company	A++
Lloyd's Syndicate 0609 AUW	A+
Lloyd's Syndicate 1084 CSL	A+
Lloyd’s Syndicate 1414 ASC	A+
Lloyd's Syndicate 1686 AXS	A+
Lloyd's Syndicate 1945 SII	A+
Lloyd’s Syndicate 1955 ASL	A+
Lloyd's Syndicate 1969 APL	A+
Lloyd's Syndicate 2001 AML	A+
Lloyd's Syndicate 2121 ARG	A+
Lloyd’s Syndicate 2987 BRT	A+
Lloyd's Syndicate 2988 BRT	A+
Lloyd’s Syndicate 3000 MKL	A+
Lloyd’s Syndicate 4472 LIB	A+
Lloyd's Syndicate 4711 ASP	A+
Markel Global Reinsurance Company	A
Minnesota Workers' Compensation Reinsurance Association	NR
MS Amlin AG	A+
Munich Reinsurance America, Inc	A+
State National Insurance Company	A
WCF National Insurance Company	A

Due to the nature of reinsurance, we have recoverables from reinsurers that apply to prior accident years. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts. The table below summarizes our amounts recoverable from reinsurers as of December 31, 2025.

Reinsurer		A.M. Best Rating	Amounts Recoverable as of December 31, 2025
			(in thousands)
Hannover Reinsurance Ireland Limited		A+	$41,924
Arch Reinsurance Company	(1)	A+	27,750
Munich Reinsurance America, Inc	(1)	A+	10,179
Minnesota Workers' Compensation Reinsurance Association	(1)	NR	8,758
Allianz Risk Transfer AG (Bermuda)		A+	3,525
Odyssey America Reinsurance Corporation		A+	3,411
Lloyd's Syndicate 1084 CSL	(1)	A+	1,714
Clearwater Insurance	(2)	A-	1,459
Finial Reinsurance		A-	1,413
Other reinsurers			8,229
Total amounts recoverable from reinsurers			108,362
Allowance for credit losses			(264)
Total amounts recoverable from reinsurers net of allowance for credit losses			108,098
Funds withheld and letters of credit related to the above recoverables			(63,886)
Total unsecured amounts recoverable from reinsurers			$44,212

(1)
Current participant in our 2026 reinsurance program.
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

For insured losses in 2026, each insurance group is responsible for a statutory deductible under the 2019 Act that is equal to 20% of its direct earned property and casualty insurance premiums. For losses occurring in 2026, the U.S. federal government will reimburse 80% of an insurance group’s covered losses over the statutory deductible. In addition, no federal reimbursement is available unless the aggregate insurance industry-wide losses from a certified act of terrorism exceeds $200.0 million for any act of terrorism. However, there is no relief from the requirement under the 2019 Act that insurance companies offer coverage for certified acts of terrorism if those acts do not cause losses exceeding these threshold amounts and thus do not result in any federal reimbursement payments.

Under the 2019 Act, insurance companies must offer coverage for losses due to certified acts of terrorism in their workers’ compensation policies. Moreover, the workers’ compensation laws of various states generally do not permit the exclusion of coverage for losses arising from acts of terrorism, including terrorism that involves the use of nuclear, biological, chemical or radiological agents. In addition, state law prohibits us from limiting our workers’ compensation insurance losses arising from any one catastrophe or any one claimant. We have reinsurance protection in our current reinsurance treaty program that provides coverage of up to $100.0 million for losses arising from acts of terrorism. This coverage is effective through December 31, 2026. The Company’s 2026 catastrophe excess of loss layers for loss occurrences greater than $10.0 million includes coverage for losses caused by nuclear, biological, chemical and radiological attacks, subject to the deductibles, retentions, definitions and aggregate limits.

Technology

We view our information systems as an integral part of our operations. We make substantial investments in improving our systems on an ongoing basis. We provide our field premium auditors, FSPs and FCMs with computer and communication equipment to efficiently complete services. We deploy technology and equipment to enable remote work when needed and to ensure continuity of home office and field operations. We also deploy online solutions for our policyholders to enable timely and efficient premium payments and for our agents to improve collaboration and exchange of data in the underwriting process. Our information technology employees perform end-user support, systems development, and infrastructure operation and maintenance with limited assistance from outside vendors.

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

Our competitive advantages include our specialized underwriting expertise, comprehensive safety services and proactive claims management practices, our A.M. Best rating and our ability to reduce claims through implementation of our work safety programs. In addition, we believe that our insurance is competitively priced and our premium rates are typically lower than those for policyholders assigned to the state insurance pools, allowing us to provide a viable alternative for policyholders in those pools.

Human Capital

Throughout our 40-year history, the retention, growth and development of our employees has been critical to our success. In order to continue to deliver on our mission of providing quality insurance services to our customers, it is crucial that we continue to attract and retain talented employees that are aligned with our mission.

As part of these efforts, we strive to offer a competitive compensation and benefits program that is aligned with our shareholders’ interests. Our underwriting and safety departments participate in both a long-term and short-term incentive compensation programs that are paid quarterly. In addition, employee bonus opportunities in other areas of the Company are available to help ensure employee performance is appropriately rewarded when the Company performs well.

We are committed to the health, safety and wellness of our employees as the success of our business is fundamentally connected to the well-being of our people. Our benefit offerings are designed to meet the varied and evolving needs of our workforce. In addition to health care and 401k retirement programs, we offer wellness initiatives and time off for annual wellness exams, a floating holiday and leisure day, vacation accrual, paid holidays, reimbursements of health club memberships, wellness luncheons, an annual health fair and an employee assistance program with free confidential counseling services to promote a culture of wellness.

None of our employees are subject to a collective bargaining agreement.

We invest in the professional development of our employees. This includes various insurance certification programs and other professional development education, training and certifications. In 2025, we invested in a new learning management system with an extensive library of personal and professional development courses. We also work with our employees to provide training in leadership development, professional development, project management skills and interpersonal skills development.

Information About our Executive Officers

The table below sets forth information about our executive officers and key employees as of February 27, 2026.

Name	Age	Position
Executive Officers
G. Janelle Frost	55	President, Chief Executive Officer and interim Principal Financial Officer
Vincent J. Gagliano	53	Executive Vice President and Chief Risk Officer
Kathryn H. Shirley	60	Executive Vice President, Chief Administrative Officer and Secretary
Raymond F. (Ray) Wise, Jr.	60	Executive Vice President and Chief Sales Officer

Key Employees
Michael C. (Chad) Cobb	50	Senior Vice President, Safety Operations
James R. (Ryan) Fletcher	44	Senior Vice President, Risk Services
Nancy E. Hunt	56	Senior Vice President, Underwriting Operations
Henry O. (Chris) Lestage, IV	65	Senior Vice President, Claims Operations
Angela W. Pearson	53	Senior Vice President, Controller

Executive Officers

G. Janelle Frost has served as our Chief Executive Officer since April 2015, President since September 2013 and interim Principal Financial Officer since November 2025. She has served as a Director of the Company since April 2016. Prior to becoming our Chief Executive Officer, Ms. Frost served as Chief Operating Officer from May 2013 to April 2015. She served as our Executive Vice President and Chief Financial Officer from November 2008 to April 2013, our Controller from May 2004 to November 2008 and Vice President from May 2006 to November 2008. She has been employed with our Company since 1992.

Vincent J. Gagliano has served as our Chief Risk Officer since March 2016 and Executive Vice President since January 2013. He previously served as Chief Technology Officer from January 2013 until February 2016, and Senior Vice President of Information Technology from September 2009 to January 2013. He has been employed with our Company since 2001.

Kathryn H. Shirley has served as our Executive Vice President and Chief Administrative Officer since February 2020 as well as our Secretary since joining the Company in May 2012. She previously served as our General Counsel from 2012 until 2020, Executive Vice President from 2016 until 2020, and Senior Vice President from 2012 until 2016. Prior to joining our Company, she practiced law from 2009 until 2012 at Christian & Small LLP. From 2000 until 2008 she was employed as an Insurance Regulatory Compliance

Manager with United Investors Life Insurance Company and Liberty National Life Insurance Company, subsidiaries of Torchmark Corporation.

Raymond F. (Ray) Wise, Jr. has served as Executive Vice President and Chief Sales Officer since July 2023. Mr. Wise served as Chief Sales Officer for Employers Insurance Group from 2016 to 2022. From 2012 to 2016, Mr. Wise served as President of Vanliner Insurance Company.

Key Employees

Michael C. (Chad) Cobb has served as our Senior Vice President, Safety Operations since October 2023. He has been employed with our Company since 2013 and served as Vice President, Field Safety from July 2019 to October 2023.

James R. (Ryan) Fletcher has served as our Senior Vice President, Risk Services since November 2025. He previously served as Vice President, Risk Services from April 2019 until October 2025, and Risk and Information Services Manager from April 2014 until March 2019. He has been employed with our Company since 2006.

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

Insurance agencies are also subject to regulation and supervision by the state insurance departments in the states in which they are licensed. Our wholly-owned subsidiary, Amerisafe General Agency, Inc., is licensed as an insurance agent in 32 states. Amerisafe General Agency is domiciled in Louisiana and is primarily subject to regulation and supervision by the Louisiana Department of Insurance, which regulates the solicitation of insurance and the qualification and licensing of agents and agencies that may desire to conduct business in Louisiana.

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

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. The state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in the applicable state. Our recoveries from state-managed trust funds for the years ended December 31, 2025, 2024 and 2023 were $5.6 million, $4.0 million and $2.9 million, respectively. Our cash paid for assessments to state-managed trust funds for the years ended December 31, 2025, 2024 and 2023 was $0.7 million, $1.0 million and $1.8 million, respectively. We accrue for second injury funds relative to historical paid amounts.

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

Federal Law and Regulations

For the year ended December 31, 2025, we derived 3.2% of our voluntary in-force premiums from employers engaged in the maritime industry. As a provider of workers’ compensation insurance for employers engaged in the maritime industry, we are subject to the United States Longshore and Harbor Workers’ Compensation Act (USL&H Act) and the Merchant Marine Act of 1920 (Jones Act). We are also subject to regulations related to the USL&H Act and the Jones Act.

The USL&H Act, which is administered by the U.S. Department of Labor, generally covers exposures on the navigable waters of the U.S. and in adjoining waterfront areas, including exposures resulting from stevedoring. The USL&H Act requires employers to provide medical benefits, compensation for lost wages, and rehabilitation services to longshoremen, harbor workers and certain other maritime workers who may suffer injury, disability or death during the course and scope of their employment. The Department of Labor has the authority to require us to make deposits to serve as collateral for losses incurred under the USL&H Act.

The Jones Act is a federal law that, among other things, provides injured offshore workers, or seamen, with a remedy against their employers for injuries arising from negligent acts of the employer or co-workers during the course of employment on a ship or vessel.

Privacy Regulations

In 1999, Congress enacted the Gramm-Leach-Bliley Act ("GLBA") which, among other things, protects consumers from the unauthorized dissemination of nonpublic personal information. Subsequently, states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance companies, and require us to maintain appropriate policies and procedures for managing and protecting certain personal information of our policyholders and to fully disclose our privacy practices to our policyholders. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. In 2000, the NAIC adopted the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the GLBA. In 2002, to further facilitate the implementation of the GLBA, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of policyholder information. We have established policies and procedures designed to support compliance with the privacy requirement of the GLBA and applicable state privacy regulations.

In addition to financial privacy requirements, a growing number of states have enacted comprehensive consumer privacy laws that grant individuals rights regarding their personal information, including rights to access, correct, delete and opt out of certain data processing activities. These state laws, which include the California Consumer Privacy Act (as amended by the California Privacy Rights Act), the Virginia Consumer Data Protection Act, the Colorado Privacy Act and an increasing number of similar comprehensive privacy statutes in other states where we operate, impose obligations on businesses regarding data collection, use, disclosure and security practices, as well as requirements for consumer notice and consent. Compliance with these evolving state privacy frameworks requires ongoing assessment of our data practices, implementation of technical and organizational measures and Maintenance of vendor management programs. The expanding scope of state privacy laws could result in additional compliance costs and operational requirements for our business.

Information Security Standards

In 2017, the NAIC adopted the Insurance Data Security Model Law creating rules for insurers, agents and other licensed entities covering data security, investigation and notification of breach. This includes maintaining an information security program based on ongoing risk assessment, overseeing third-party service providers, investigating data breaches and notifying regulators of a cybersecurity event. Some states have adopted similar versions of the Insurance Data Security Model Law. Our policies and procedures regarding information security are intended to ensure that we are in compliance with the model law.

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted or the effect, if any, these developments would have on our operations and financial condition.

The National Association of Insurance Commissioners

The NAIC is a group formed by state insurance commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model insurance laws, regulations and guidelines (collectively, the "Model Laws") have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws that provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC. The NAIC provides authoritative guidance to insurance regulators on statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The Nebraska and Texas legislatures have adopted these codified statutory accounting practices.

Under Nebraska law, AIIC and SOCI are each required to maintain minimum capital and surplus of $2.0 million. Under Texas law, AIICTX is required to maintain minimum capital and surplus of $5.0 million. Property and casualty insurance companies are also subject to certain risk-based capital requirements by the NAIC. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on the various risk factors related to it. As of December 31, 2025, AIIC, SOCI and AIICTX exceeded the minimum risk-based capital requirements.

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

The 2025 IRIS results for AIIC, SOCI and ATEX were within expected values for all 13 industry ratios.

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

GAAP is concerned with a company’s solvency, but is also concerned with other financial measurements, principally income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.

SAPs established by the NAIC and adopted in part by Nebraska and Texas insurance regulators, determine, among other things, the amount of statutory surplus and statutory net income of AIIC, SOCI and AIICTX and thus determine, in part, the amount of funds that are available to pay dividends to AMERISAFE.

Corporate Website Information

Our corporate website is located at www.amerisafe.com. Our annual report to shareholders, proxy statement and related proxy card will be made available on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC). The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

Item 1A. Risk Factors

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

Forward-looking statements are all statements other than statements of historical facts. You should not place undue reliance on these statements. We undertake no obligation to update any forward-looking statements, which speak only as of the date made. We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements are included below. See "Cautionary Statement Regarding Forward-Looking Statements" at the beginning of this annual report.

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

Financial Risks

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
•
increase of costs of ongoing medical treatment, including the impact of medical advances on the cost and duration of bodily injury claims;

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

Investment income is an important component of our net income. As of December 31, 2025, our investment portfolio, including cash and cash equivalents, had a carrying value of $796.8 million. For the year ended December 31, 2025, we had $27.0 million of net investment income. Our investment portfolio is managed under investment guidelines approved by our board of directors and is made up predominately of fixed maturity securities and cash and cash equivalents. Although our investment guidelines emphasize capital preservation and liquidity, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market illiquidity and market volatility. General economic and political conditions may be adversely affected by many things out of our control, including inflation, interest rates, trade and tax policy (including tariffs), strength of the U.S. dollar, global health pandemics, U.S. involvement in political or geopolitical tensions and conflicts, and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions and other factors beyond our control. Increased interest rates could have an adverse effect on the market value of our investment portfolio. Decreased interest rates could have an adverse effect on our investment income, in addition to increased prepayment risk on callable securities included in our investment portfolio.

Similarly, during periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, the fair values of certain of our fixed maturity securities could be deemed to have a credit-related loss for which the Company could be obligated to recognize an allowance for credit losses. Further, rapidly changing equity market conditions could materially impact the valuation of the equity securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly.

These and other factors affect the capital markets and, consequently, the value of our investment portfolio and our future investment income. Any significant decline in our investment income would adversely affect our revenues and net income.

A decline in the level of business activity of our policyholders, particularly those engaged in the construction, trucking, logging and lumber, agriculture, services, manufacturing, and maritime industries, could negatively affect our earnings and profitability.

In 2025, 89.6% of our gross premiums written were derived from policyholders in the construction, trucking, logging and lumber, agriculture, services, manufacturing, and maritime industries. Because premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. As a result, our gross premiums written are primarily dependent upon economic conditions in these industries, particularly construction, and upon economic conditions generally, including, among other things, inflation, tariffs, interest rates, labor supply conditions and labor market disruption due to changes in the rules and enforcement around immigration. A decline in the level of business activity of our policyholders due to unfavorable economic conditions or otherwise could adversely affect our results of operations.

Our loss reserves are based on estimates and may be inadequate to cover our actual losses.

We record reserves for estimated losses under insurance policies we write and for loss adjustment expenses related to the investigation and settlement of claims. Loss reserves are based on estimates of the most likely ultimate cost of individual claims. Our loss reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. These estimates are inherently uncertain.

Our pre-tax income for any period is impacted by establishing loss reserves for new claims as well as changes in estimates for previously reported losses. Our focus on writing workers’ compensation insurance for employers engaged in hazardous industries results in our experiencing fewer, but more severe, claims. The ultimate cost of resolving severe claims is difficult to predict, particularly in the period shortly after the injury occurs. Substantial judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical data can be impacted by external forces, principally frequency and severity of unreported claims, length of time to achieve ultimate settlement of claims, inflation in medical costs and wages, insurance policy coverage interpretations, jury determinations, and legislative changes.

Accordingly, our loss reserves may prove to be inadequate to cover our actual losses. If there are unfavorable changes affecting our assumptions, our loss reserves may need to be increased. When a loss reserve estimate is increased, the change decreases pre-tax income by a corresponding amount.

As an insurance holding company, we are dependent on the results of operations of our insurance subsidiaries, and our ability to pay dividends and repurchase shares depends on the regulatory and financial capacity of our subsidiaries to pay dividends to us.

We are a holding company that transacts business through our insurance subsidiaries, including AIIC, SOCI, and AIICTX. Our primary assets are the capital stock of these insurance subsidiaries. Our ability to pay dividends to our shareholders and repurchase shares depends upon the surplus and earnings of our insurance subsidiaries and their ability to pay dividends to us. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. As a result, we may not be able to receive dividends from our insurance subsidiaries or may not receive dividends in amounts necessary to pay dividends to our shareholders or repurchase shares.

In addition to the ability of our insurance subsidiaries to pay dividends to us, the timing and amount of dividends, and any share repurchases is at the discretion of our board of directors and management, respectively. Repurchases of our common stock under our repurchase program are discretionary up to the limit approved by our board of directors, and our share repurchase program may be modified, increased, suspended or terminated at any time at the discretion of our board of directors. Our dividend payments and share repurchases may change, and there can be no assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts.

We may require additional capital in the future, which may not be available to us or may be available only on unfavorable terms.

Our future capital requirements will depend on many factors, including, among other things, state regulatory requirements, the financial stability of our reinsurers, our ability to write new business and establish premium rates sufficient to cover our estimated claims and changes to our business strategy (including initiatives to expand our business). We may need to raise additional capital or curtail our growth if the capital of our insurance subsidiaries is insufficient to support future operating requirements and/or cover claims. If we are required to raise additional capital, equity or debt financing might not be available to us on favorable terms, or at all. Future equity offerings could be dilutive to our shareholders and the equity securities issued in any offering may have rights, preferences and privileges senior to our common stock.

If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition or results of operations could be adversely affected.

Strategic and Operational Risks

The workers’ compensation insurance industry is cyclical in nature, which may affect our overall financial performance.

The workers’ compensation insurance industry is cyclical in nature and influenced by many factors, some of which may be out of our control, including among other things, price competition, medical cost increases, natural and man-made disasters, changes in interest rates, changes in state laws and regulations and general economic conditions. A soft market is characterized by periods of lower premium rates and excess underwriting capacity resulting from increased competition. In contrast, a hard market is characterized by periods of higher premium rates and reduced underwriting capacity resulting from decreased competition. Although the financial performance of an individual insurance company is dependent on its own specific business characteristics, the profitability of most workers’ compensation insurance companies, including AMERISAFE, generally tends to follow this cyclical market pattern. Because this market cyclicality is due in large part to the actions of our competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. These cyclical patterns have in the past, and could in the future, cause our revenues and net income to fluctuate, which may adversely affect our financial condition and results of operation and could cause the price of our common stock to be more volatile.

We operate in a highly competitive industry, only offer a single line of insurance and our competitors may have greater financial resources than we do, each of which may affect our ability to compete effectively.

There is significant competition in the workers’ compensation insurance industry. We believe that our competition in the hazardous industries we target is fragmented and not dominated by one or more competitors. Instead, we compete with various insurance companies, state insurance pools and self-insurance funds. Many of our existing and potential competitors are, or may be, significantly larger and may possess greater financial, marketing and management resources than we do. Moreover, a number of these competitors offer other types of insurance in addition to workers’ compensation and can provide insurance nationwide.

We only offer workers’ compensation insurance, and we currently have no plans to focus our efforts on offering other types of insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry are likely to have a disproportionately adverse effect on our financial condition and results of operations. Negative developments in the workers’ compensation insurance industry could have a greater impact on our business than our competitors' businesses because we do not sell other types of insurance.

We compete on the basis of many factors, including coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation. If any of our competitors are more competitive on any of these factors than us, we could lose market share. No assurance can be given that we will maintain our current competitive position in the markets in which we currently operate or that we will establish a competitive position in new markets into which we may enter.

If we cannot sustain our relationships with independent agencies, we may be unable to operate profitably.

We market a substantial portion of our workers’ compensation insurance through independent agencies. As of December 31, 2025, independent agencies produced 99.0% of our voluntary in-force premiums. No independent agency accounted for more than 2.0% of our voluntary in-force premiums at that date. Independent agencies are not obligated to promote our insurance and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements of our independent agencies and their policyholders.

The effects of emerging claims and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until after we have issued insurance policies that are affected by the changes. As a result, the full extent of our potential liability under an insurance policy may not be known until many years after the policy is issued. For example, medical costs associated with permanent and partial disabilities may increase more rapidly or may be higher than we expect at the time we issue a policy. Changes of this nature may expose us to higher claims costs than we anticipated when we issued the underlying policy.

A downgrade in our A.M. Best rating would likely reduce the amount of business we are able to write.

Rating agencies evaluate insurance companies based on their ability to pay claims. We are currently assigned a group letter rating of “A” (Excellent) from A.M. Best, which is the rating agency that we believe has the most influence on our business. This rating is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards, and have an excellent ability to meet their ongoing obligations to their policyholders. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of our shareholders or to serve as a recommendation to buy, hold or sell our securities. Our competitive position relative to other companies is determined in part by our A.M. Best rating. Any downgrade in our A.M. Best rating would likely adversely affect our business through the loss of certain existing and potential policyholders and the loss of relationships with certain independent agencies.

Technology breaches or failures, including those resulting from a malicious cyber attack on us, our policyholders, or service providers, could disrupt or otherwise negatively impact our business.

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

We have established and implemented security measures, controls and procedures in an effort to safeguard our information technology systems and to prevent unauthorized access to these systems and any data processed and/or stored in these systems. We evaluate the adequacy of our third-party service providers’ cybersecurity measures through periodic due diligence and contractual obligations. Despite these safeguards, disruptions to and breaches of our information technology systems or those of our providers’ are possible and may negatively impact our business.

Although we have experienced no known material cases involving unauthorized access to our information technology systems and data or unauthorized appropriation of such data to date, we have no assurance that such technology breaches will not occur in the future.

The expertise, wellbeing and resiliency of our workforce is necessary to maintain our competitive advantages in the high hazard workers’ compensation industry.

Our success is dependent on the expertise, wellbeing and resiliency of our employees and our ongoing leadership development activities to attract and retain key employees that are knowledgeable about our business. Succession planning and employee education and development for key positions are essential. If we are unable to attract and retain key employees and provide them with opportunities to learn and grow, our operations may be adversely impacted.

Our business is dependent on our executive officers because of their industry expertise, knowledge of our markets and relationships with the independent agencies that sell our insurance.

Our success is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets and relationships with our independent agencies. We have entered into employment agreements with each of our executive officers. If and when any of our executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the workers’ compensation insurance industry and the hazardous industries that we target. As a result, our operations may be disrupted and our business may be adversely affected.

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

Risks Related to Regulation and Litigation

We are subject to extensive state and federal regulations, and legislation, and any changes in such regulations or laws may negatively impact our business.

We are subject to extensive regulation by the Nebraska and Texas Departments of Insurance, the insurance regulatory agencies of other states in which we are licensed to sell insurance and, to a lesser extent, the federal government. State agencies have broad regulatory powers designed primarily to protect policyholders and their employees, and not our shareholders. Regulations vary from state to state, but typically address:

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
•
certain required methods of accounting;
•
potential assessments for state guaranty funds, second injury funds and other mandatory pooling arrangements;
•
applicable privacy laws, including the protection of non-public personal information and personally identifiable information , including health information; and
•
cybersecurity, privacy and artificial intelligence laws and regulations.

We may be unable to comply fully with the wide variety of laws and regulations applicable to us and our business which periodically undergo revisions. In addition, we follow practices based on our interpretations of laws and regulations that we believe are generally followed by our industry. Our practices may be different from interpretations of insurance regulatory agencies, and as a result, insurance regulatory agencies could preclude us from conducting some or all of our activities or otherwise penalize us. For example, in order to enforce applicable laws and regulations or to protect policyholders, insurance regulatory agencies have relatively broad discretion to impose a variety of sanctions, including examinations, corrective orders, suspension, revocation or denial of licenses, and the takeover of one or more of our insurance subsidiaries. The extensive regulation of our business may increase our costs and may limit our ability to increase our premium rates or take other actions to increase our profitability.

The workers’ compensation system is largely regulated by state governments. However, in the past, certain federal agencies and regulatory bodies have increased interest in more federal workers’ compensation oversight. Increased federal involvement has the potential to change the workers’ compensation structure, which could impact workers’ benefits and the method of workers' compensation administration. As a result, changes in the level of federal oversight of the workers’ compensation industry could adversely affect our operations.

Assessments and premium surcharges for state guaranty funds, second injury funds and other mandatory pooling arrangements may reduce our profitability.

Most states require insurance companies licensed to do business in their state to participate in guaranty funds, which require the insurance companies to bear a portion of the unfunded obligations of impaired, insolvent or failed insurance companies. These obligations are funded by assessments, most of which are expected to continue in the future. State guaranty associations levy assessments, up to prescribed limits, on all member insurance companies in the state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent or failed insurance companies are engaged. See “Business—Regulation” in Item 1 of this report, for further discussion. Accordingly, the assessments levied on us may increase as we increase our written premiums. Some states also have laws that establish second injury funds to reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These funds are supported either by assessments or premium surcharges based on case incurred losses.

In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to employers who cannot procure workers' compensation coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we price our insurance to account for obligations we may have under these pooling arrangements, we may not be successful in estimating our liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in our profits.

At December 31, 2025, we participated in mandatory pooling arrangements in 25 states and the District of Columbia. If we write policies in new states that have mandatory pooling arrangements, we would be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool, including us. The effects of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

Legal or other administrative proceedings could have a material adverse effect on our operations or results of operations.

In the ordinary course of our business, we are involved in various legal and other administrative proceedings involving claims arising from our insurance operations. These claims involve issues such as eligibility for workers' compensation insurance coverage or benefits, the extent of injuries, wage determinations, disability ratings, and bad faith and extra-contractual liability. The outcome of any legal proceedings is inherently uncertain and a significant adverse result, or multiple adverse results involving similar issues, could require us to pay significant amounts or change the manner in which we administer claims, which could have a material adverse effect on our operations or results of operations. Regardless of the merit of particular claims, defending against legal proceedings or responding to investigations can be expensive, time-consuming, disruptive to our operations and distracting to management.

We may have exposure to losses from terrorism for which we are required by law to provide coverage.

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation coverage for losses arising from acts of terrorism. The impact of terrorist acts is unpredictable, and the ultimate impact of such acts on us would depend upon the nature, extent, location and timing of such an act. Our 2026 reinsurance treaty program affords limited coverage up to $100.0 million for losses arising from terrorism, subject to applicable deductibles, exclusions, retentions, and aggregate limits.

Notwithstanding the protection provided to us by reinsurance and the Terrorism Risk Insurance Program Reauthorization Act of 2019, the risk of us incurring severe losses from acts of terrorism is not eliminated because our reinsurance treaty program includes various sub-limits and exclusions limiting our reinsurers’ obligation to cover our losses caused by acts of terrorism. Accordingly, events constituting acts of terrorism may not be covered by, or may exceed the limits of, our reinsurance treaty program and could adversely affect our business and financial condition.

Risks Related to Our Reinsurers

If we are unable to obtain reinsurance on favorable terms, our ability to write policies could be adversely affected.

We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes risk from the ceding company. Our 2026 reinsurance treaty program provides us with reinsurance coverage for each loss occurrence up to $100.0 million, subject to applicable limitations, deductibles, retentions and aggregate limits. Our retention is $2.0 million for each loss occurrence.

The availability, amount and cost of reinsurance are subject to market conditions and our experience with insured losses. As a result, any material changes in market conditions or our loss experience could adversely affect our ability to obtain reinsurance on favorable terms, or at all, which could adversely affect our financial performance.

A downgrade in the A.M. Best rating of one or more of our significant reinsurers could adversely affect our financial condition.

Our financial condition could be adversely affected if the A.M. Best rating of one or more of our significant reinsurers is downgraded. For example, our A.M. Best rating may be downgraded if our amounts recoverable from a reinsurer are significant and the A.M. Best rating of that reinsurer is downgraded. If one of our reinsurers suffers a rating downgrade, we may consider various options to lessen the impact on our financial condition, including commutation, novation and the use of letters of credit to secure amounts recoverable from reinsurers. However, these options may result in us incurring losses, and there can be no assurance that we could implement any of these options.

If any of our current reinsurers were to terminate participation in our reinsurance treaty program, we could be exposed to an increased risk of loss.

When our reinsurance treaty program is terminated and we enter into a new program, any decrease in the amount of reinsurance at the time we enter into a new program, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could adversely affect our business, financial condition and results of operations. We currently have 24 reinsurers participating in our reinsurance treaty program, which we believe is a sufficient number of reinsurers to provide us with the reinsurance coverage we require. However, it is possible that one or more of our current reinsurers could terminate participation in our program. In addition, we may terminate the participation of one or more of our reinsurers under certain circumstances as permitted by the terms of our reinsurance agreements. In any of these events, if our reinsurance broker is unable to reallocate the terminated reinsurance among the remaining reinsurers in the reinsurance treaty program, it could take a significant period of time to identify and negotiate agreements with one or more replacement reinsurers. During this period, we would be exposed to an increased risk of loss, the extent of which would depend on the coverage previously provided by the terminated reinsurer.

We may not be able to recover amounts due from our reinsurers, which would adversely affect our financial condition.

Reinsurance does not discharge our obligations under the insurance policies we issue to our policyholders. We remain liable to our policyholders even if we are unable to make recoveries from our reinsurers that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers as claims are paid. In long-term workers’ compensation claims, the creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer is unable to meet any of its obligations to us, we would be responsible for all claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer.

As of December 31, 2025, we had $108.1 million of recoverables from reinsurers. Of this amount, $44.2 million was unsecured. As of December 31, 2025, our largest recoverable from reinsurers included $41.9 million from Hannover Reinsurance Ireland Limited (Hannover), $27.8 million from Arch Reinsurance Company and $10.2 million from Munich Reinsurance America, Inc. Hannover, Arch Reinsurance Company and Munich Reinsurance America, Inc. have an A.M. Best rating of “A+” (Superior). There were no reinsurance recoverables as of December 31, 2025 over 90 days old. If we are unable to collect amounts recoverable from our reinsurers, our financial condition could be adversely impacted.

Risks Related to Our Common Stock

Our revenues and results of operations may fluctuate as a result of factors beyond our control, which may cause the price of our common stock to be volatile.

Our revenues and results of operations historically have been subject to significant fluctuations and uncertainties, some of which may be out of our control. Our revenues and results of operations can be affected significantly by:

•
rising levels of claims costs, including due to increased medical and prescription drug costs, that we cannot anticipate at the time we establish our premium rates;
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
•
volatile and unpredictable developments impacting general economic conditions and the businesses of our policyholders, including man-made, weather-related and other natural catastrophes or terrorist attacks; and
•
price competition; and
•
other factors described elsewhere in this "Risk Factors" section.

If our revenues and results of operations fluctuate as a result of one or more of these factors, the price of our common stock may become more volatile.

Provisions of our certificate of formation and bylaws and the laws of the states of Texas and Nebraska could impede an attempt to replace or remove our directors or otherwise effect a change of control of our Company, which could diminish the value of our common stock.

Our certificate of formation and bylaws contain provisions that may make it more difficult for shareholders to replace or remove directors even if our shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control of our Company that shareholders might consider favorable. Our certificate of formation and bylaws and the laws of the state of Texas, our state of incorporation, contain the following provisions that could have an anti-takeover effect:

•
our board of directors is classified, meaning that the members of only one of three classes of our directors are elected each year;
•
directors may only be removed for cause and only by the affirmative vote of the holders of at least 66 2/3% of the Company's outstanding shares of common stock;
•
shareholders have limited ability to call shareholder meetings and to bring business or director nominations before a meeting of shareholders;
•
shareholders may not act by written consent, unless the consent is unanimous;
•
our board of directors may authorize the issuance of preferred stock with such rights, preferences and privileges as our board of directors deems appropriate; and
•
the affirmative vote of the holders of at least 66 2/3% of the Company's outstanding shares of common stock is required to amend our certificate of formation and our bylaws (if being amended by our shareholders).

These provisions may make it difficult for our shareholders to replace management and could have the effect of discouraging a future takeover attempt that is not approved by our board of directors, but which our shareholders might consider favorable.

We are incorporated in Texas. Under the Texas Business Organizations Code (TBOC), our ability to enter into a business combination (as defined in the TBOC) with an affiliated shareholder (as defined in the TBOC) is limited.

In addition, two of our three insurance company subsidiaries, AIIC and SOCI, are incorporated in Nebraska and the other, AIICTX, is incorporated in Texas. Under Nebraska and Texas insurance law, advance approval by the state insurance department is required for any change of control of an insurer, including our insurance subsidiaries. “Control” is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. Obtaining these approvals may result in the material delay of, or deter, any transaction that would result in a change of control under applicable laws. See “Business—Regulation—Change of Control” in Item 1 of this report.

The trading price of our common stock may decline.

The trading price of our common stock may decline for many reasons, some of which may be beyond our control, including, among others:

•
our results of operations;
•
changes in expectations as to our future results of operations, including financial estimates and projections by securities analysts and investors;
•
results of operations that vary from those expected by securities analysts and investors;
•
developments in the insurance or healthcare industries or the industries of our policyholders;
•
current and expected economic conditions;
•
changes in laws and regulations;
•
announcements of claims against us by third parties; and
•
future issuances or sales of our common stock.

Securities analysts may discontinue coverage of our common stock or may issue negative reports about us, which may adversely affect the trading price of our common stock.

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

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. As of February 13, 2026, there were 18,794,881 shares of our common stock outstanding.

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

We analyze the probability and impact of cybersecurity risks using recognized cybersecurity standards and frameworks for our industry and have identified certain material risks from cybersecurity threats. As part of this analysis, we also work to determine whether these material risks would be a threat to our business continuity. To help minimize our risks related to cybersecurity threats and incidents, we maintain physical controls (including a centralized electronic card access control system, uninterruptable power supply units and other environmental controls) and technical controls (including firewalls, signature and behavior-based monitoring, intrusion detection systems, encryption and backups, and mobile application management). We engage third parties in connection with our processes for assessing, identifying, and managing material risks from cybersecurity threats. Outside parties perform independent cybersecurity testing to help us identify opportunities to strengthen our cyber control against applicable threats.

No known risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our company, our business strategy, results of our operations, or our financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats. For more information about these risks, please see “Risk Factors – Strategic and Operational Risks” in this annual report on Form 10-K.

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

The Chief Risk Officer holds the Certified Risk Manager designation, and has more than 32 years of technology experience, including 17 years overseeing cybersecurity processes, risk assessment and risk management.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMSF.” As of February 13, 2026, there were 19 holders of record of our common stock which does not include beneficial holders whose shares are held by banks, brokers, and other financial institutions.

Dividend Policy

In 2025, 2024 and 2023, the Company paid regular quarterly cash dividends of $0.39, $0.37, and $0.34 per share, respectively. In addition, the Company paid special cash dividends of $1.00, $3.00, and $3.50 per share in 2025, 2024 and 2023, respectively.

On February 24, 2026 the Company declared a regular quarterly cash dividend of $0.41 per share payable on March 20, 2026 to shareholders of record as of March 13, 2026.

The Company's board of directors intends to continue to consider the payment of a regular cash dividend each calendar quarter. The declaration and payment of dividends is at the discretion of our board of directors.

We are a holding company and have no direct operations. Our ability to pay dividends in the future depends on, among other things, the ability of our operating subsidiaries to pay dividends to us. Our insurance company subsidiaries are regulated insurance companies and therefore are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Business—Regulation—Dividend Limitations” in Item 1 and Item 1A. "Risk Factors" of this report.

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

As of February 13, 2026, 18,794,881 shares of common stock were outstanding. As of that date, there were no shares of preferred stock outstanding. See Exhibit 4.1 to this report for a more detailed description of our capital stock.

Share Repurchases

As of December 31, 2025, we had repurchased a total of 1,974,140 shares for $54.2 million since the inception of our share repurchase program in 2010. The repurchases may be effected from time to time pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The share repurchase program does not obligate the Company to repurchase any shares of the Company’s common stock and may be modified, increased, suspended or terminated at the discretion of our board of directors. The board of directors’ determination will depend on a variety of factors, including, but not limited to, market conditions and applicable regulatory considerations.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
				(in thousands)
October 1, 2025 to October 31, 2025	94,274	$41.58	94,274	$20,960
November 1, 2025 to November 30, 2025	24,745	40.81	24,745	19,950
December 1, 2025 to December 31, 2025	78,653	38.52	78,653	16,920
Total	197,672		197,672

(1) Average price paid per share includes commissions and excise tax.

(2) In July 2025, the Company announced a share repurchase program that replaced the Company’s prior program, authorizing the repurchase of shares of the Company’s common stock in an aggregate amount of up to $25.0 million with no expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of its consolidated financial position, results of operations and cash flows. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion includes forward-looking statements that are not guarantees of future performance and are not necessarily indicative of future operating results. See “Cautionary Statement Regarding Forward-Looking Statements” in Part I above for further discussion.

Overview

We are a holding company that markets and underwrites workers’ compensation insurance through its insurance subsidiaries. Workers’ compensation insurance covers statutorily prescribed benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our business strategy is focused on providing this coverage to small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, services, manufacturing, and maritime. Employers engaged in hazardous industries pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. The higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target employers. Hazardous industry employers also tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. We provide proactive safety reviews of most employers’ workplaces. These safety reviews are a vital component of our underwriting process and also promote safer workplaces. We utilize proactive claims management practices that we believe permit us to effectively manage the overall cost of our claims. In addition, our audit services ensure that our policyholders pay the appropriate premiums required under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety or fraud concerns. We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting and safety, claims and audit services, provide us with the opportunity to earn attractive returns for our shareholders.

We actively market our insurance in 27 states through independent agencies, as well as through our wholly-owned insurance agency subsidiary, Amerisafe General Agency, Inc. We are also licensed in an additional 20 states, the District of Columbia and the U.S. Virgin Islands.

Two of the key financial measures that we use to evaluate our performance are return on average equity and growth in book value per share adjusted for dividends paid to shareholders. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity. Our return on average equity was 18.5% in 2025, 20.2% in 2024 and 20.4% in 2023. We calculate book value per share by dividing ending shareholders’ equity by the number of common shares outstanding. Our book value per share was $13.39 at December 31, 2025, $13.51 at December 31, 2024 and $15.28 at December 31, 2023. We paid cash dividends of $2.56 per share in 2025, $4.48 per share in 2024 and $4.86 per share in 2023.

Investment income is an important element of our net income. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in other lines of business that pay claims more quickly. At December 31, 2025, our investment portfolio, including cash and cash equivalents, was $796.8 million and produced net investment income of $27.0 million in 2025, $29.2 million in 2024 and $31.3 million in 2023.

The use of reinsurance is an important component of our business strategy. We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. For more information about our 2026 reinsurance program, see “Business—Reinsurance” in Item 1 of this report. As losses are incurred and recorded, we record amounts recoverable from reinsurers for the portion of the losses ceded to our reinsurers.

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

For example, for the five-year period ended December 31, 2025 we recorded 91 severe claims, representing an average of 18 severe claims per year for accident years 2021 through 2025. The number of severe claims in any one accident year in this five-year period ranged from a low of 12 in 2023 to a high of 25 in 2025. The average reported case severity for these claims ranged from $2.0 million for the 2025 accident year to $3.8 million for the 2021 accident year. For the five accident years, the case incurred for these severe claims accounted for an average of 18.6 percentage points of our overall loss and loss adjustment expense (LAE) ratio, measured at December 31, 2025.

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

Our gross reserves for loss and loss adjustment expenses at December 31, 2025, 2024 and 2023 were $613.6 million, $651.3 million and $674.0 million, respectively. As a percentage of gross reserves at year end, reserves for expenses incurred but not reported (IBNR) represented 10.5% in 2025, 16.5% in 2024 and 17.8% in 2023.

In 2025, we decreased our estimates for prior year loss reserves by $33.9 million. In 2024, we decreased our estimates for prior year loss reserves by $34.9 million. In 2023, we decreased our estimates for prior year loss reserves by $41.4 million.

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

Premiums are earned on a daily pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2025 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2025 and the other half in 2026. On a monthly basis, we also recognize net premiums earned from mandatory pooling arrangements.

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

Net Investment Income and Net Realized Gains and Losses on Investments. We invest our statutory surplus funds and the funds supporting our insurance liabilities in fixed maturity securities, equity securities and alternative investments. In addition, a portion of these funds are held in cash and cash equivalents to pay current claims. Our net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities. We assess the performance of our investment portfolio using a standard tax equivalent yield metric. Investment income that is tax-exempt is increased by our marginal federal tax rate to express yield on tax-exempt securities on the same basis as taxable securities. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their cost or amortized cost, as applicable. Net realized losses occur when our investment securities are sold for less than their cost or amortized cost, as applicable. We classify just over a majority of our fixed maturity securities as held-to-maturity. The remainder of our fixed maturity securities are classified as available-for-sale. Net unrealized gains or losses on our securities classified as available-for-sale are reported separately within accumulated other comprehensive income (loss) on our balance sheet. Changes in net unrealized gains or losses on our equity securities are recognized in net income.

Fee and Other Income. We recognize commission income earned on policies issued by other carriers that are sold by our wholly-owned insurance agency subsidiary, Amerisafe General Agency, Inc., as the related services are performed. We also recognize a small portion of interest income from mandatory pooling arrangements in which we participate.

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

Commissions. We pay commissions to our wholly-owned subsidiary insurance agency, Amerisafe General Agency, Inc., and to the independent agencies that sell our insurance based on premiums collected from policyholders.

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

In establishing our reserves, we review the results of analyses using actuarial methods that utilize historical loss data from our more than 40 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates.

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

Premiums Receivable. Premiums receivable represents premium-related balances due from our policyholders based on annual premiums for policies written, including surcharges and deposits and adjustments for premium audits, endorsements, cancellations, cash transactions and charge offs. The balance is shown net of an allowance for credit losses and includes an estimate for EBUB. The EBUB estimate is subject to significant variability and can either increase or decrease premiums receivable and earned premiums based upon several factors, including changes in premium growth, industry mix and economic conditions. EBUB assumptions include historical development factors, current economic outlook and current trends in particular sectors of our policyholders' business.

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

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Income Statement Data
Gross premiums written	$313,864	$294,144	$285,355
Ceded premiums written	(17,230)	(18,164)	(16,621)
Net premiums written	$296,634	$275,980	$268,734
Net premiums earned	$283,057	$270,639	$267,125
Net investment income	26,993	29,212	31,339
Net realized gains (losses) on investments	3,034	(576)	6,579
Net unrealized gains on equity securities	3,719	9,508	1,228
Fee and other income	449	260	582
Total revenues	317,252	309,043	306,853
Loss and loss adjustment expenses incurred	169,937	157,267	148,263
Underwriting and certain other operating costs (1)	27,625	24,876	27,508
Commissions	25,092	23,750	23,446
Salaries and benefits	33,264	31,503	27,359
Policyholder dividends	2,526	2,657	2,957
Provision for investment related credit loss benefit	(43)	(66)	(57)
Total expenses	258,401	239,987	229,476
Income before taxes	58,851	69,056	77,377
Income tax expense	11,706	13,620	15,269
Net income	$47,145	$55,436	$62,108
Selected Insurance Ratios
Current accident year loss ratio (2)	72.0%	71.0%	71.0%
Prior accident year loss ratio (3)	(12.0)%	(12.9)%	(15.5)%
Net loss ratio	60.0%	58.1%	55.5%
Net underwriting expense ratio (4)	30.4%	29.6%	29.3%
Net dividend ratio (5)	0.9%	1.0%	1.1%
Net combined ratio (6)	91.3%	88.7%	85.9%

	As of December 31,
	2025	2024	2023
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$61,926	$44,045	$38,682
Investments	734,855	788,778	857,786
Amounts recoverable from reinsurers	108,098	117,019	129,963
Premiums receivable, net	160,944	142,659	132,861
Deferred income taxes	17,572	19,448	20,403
Deferred policy acquisition costs	21,085	19,151	17,975
Total assets	1,130,544	1,157,791	1,229,162
Reserves for loss and loss adjustment expenses	613,583	651,309	673,994
Unearned premiums	135,503	121,926	116,585
Insurance-related assessments	15,979	14,852	16,896
Shareholders’ equity	251,598	257,341	292,451

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

Overview of Operating Results

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Gross Premiums Written. Gross premiums written for 2025 were $313.9 million, compared to $294.1 million for 2024, an increase of 6.7%. The increase was attributable to a $27.1 million increase in annual premiums on voluntary policies written during the period, driven mostly by a 10.2% increase in in-force policy count. This increase was partially offset by a $7.6 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous periods.

Net Premiums Written. Net premiums written for 2025 were $296.6 million, compared to $276.0 million for 2024, an increase of 7.5%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.7% for 2025 compared to 6.3% for 2024. Ceded premiums decreased as we purchased levels of reinsurance coverage at generally lower prices in 2025. For additional information, see Item 1, “Business—Reinsurance.”

Net Premiums Earned. Net premiums earned for 2025 were $283.1 million, compared to $270.6 million for 2024, an increase of 4.6%. The increase was primarily attributable to the increase in net premiums written.

Net Investment Income. Net investment income in 2025 was $27.0 million, a decrease of 7.6% from the $29.2 million reported in 2024. The decrease was due to lower average invested asset balances in the period compared to prior year. Average invested assets, including cash and cash equivalents, decreased 8.2%, from an average of $890.4 million for 2024 to an average of $817.2 million for 2025. The average pre-tax net investment yield on our investment portfolio was 3.3% per annum for 2025, compared to 3.4% per annum for 2024. The year-end tax-equivalent yield on our investment portfolio was 3.8% per annum for both 2025 and 2024. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized gains on investments in 2025 totaled $3.0 million compared to net realized losses on investments of $0.6 million in 2024. In 2025, net realized gains on investments resulted primarily from the sale of equity and fixed maturity securities classified as available-for-sale as well as the redemption of fixed maturity securities. In 2024, net realized losses on investments resulted primarily from the sale of equity and fixed maturity securities classified as available-for-sale as well as the redemption of fixed maturity securities.

Net Unrealized Gains on Equity Securities. Net unrealized gains on equity securities in 2025 were $3.7 million compared to net unrealized gains on equity securities of $9.5 million in 2024.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $169.9 million for 2025, compared to $157.3 million for 2024, an increase of $12.7 million, or 8.1%. The current accident year losses and LAE incurred were $203.8 million, or 72.0% of net premiums earned, compared to $192.2 million, or 71.0% of net premiums earned for 2024. The Company increased the 2025 accident year loss ratio from 71% to 72% largely due to the frequency of severity observed in accident year 2025 compared with prior accident years. We recorded favorable prior accident year development of $33.9 million in 2025, compared to $34.9 million in 2024. This is discussed in more detail below in “Prior Year Development.” Our net loss ratio was 60.0% for 2025 and 58.1% for 2024.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2025 were $86.0 million, compared to $80.1 million for 2024. The increase was primarily due to a $3.1 million increase in insurance related assessments, a $1.5 million increase in compensation expense, a $1.3 million increase in commission expense and a $0.5 million increase in accounts receivable write-offs. Partially offsetting these amounts were a $0.9 million decrease in professional fees and a $0.6 million decrease in taxes and fees. Our underwriting expense ratio increased to 30.4% in 2025 from 29.6% in 2024.

Income tax expense. Income tax expense for 2025 was $11.7 million, compared to $13.6 million for 2024. The effective tax rate was 19.9% for 2025 and 19.7% for 2024.

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

Net Investment Income.Net investment income in 2024 was $29.2 million, a decrease of 6.8% from the $31.3 million reported in 2023. The decrease was due to lower average invested asset balances in the period compared to prior year as well as lower investment yields on fixed income securities and cash compared to prior year. Average invested assets, including cash and cash equivalents, decreased 6.9%, from an average of $955.8 million for 2023 to an average of $890.4 million for 2024. The average pre-tax net investment yield on our investment portfolio was 3.4% per annum for 2024 and 2023. The year-end tax-equivalent yield on our investment portfolio was 3.8% per annum for 2024, compared to 3.7% per annum for 2023. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments in 2024 totaled $0.6 million compared to net realized gains on investments of $6.6 million in 2023. In 2024, net realized losses on investments resulted primarily from the sale of equity and fixed maturity securities classified as available-for-sale as well as the redemption of fixed maturity securities. In 2023, net realized gains on investments resulted primarily from the sale of equity securities.

Net Unrealized Gains on Equity Securities. Net unrealized gains on equity securities in 2024 were $9.5 million compared to net unrealized gains on equity securities of $1.2 million in 2023.

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

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for 2024 were $80.1 million, compared to $78.3 million for 2023. The increase was primarily due to a $3.3 million increase in compensation expense, a $0.7 million decrease in profit sharing reinsurance commission, a $0.7 million increase in accounts receivable write-offs, a $0.4 million increase in travel and travel related items, and a $0.3 million increase in commission expense. Partially offsetting these amounts were a $2.2 million decrease in insurance related assessments, a $0.4 million increase in ceding commission related to our current year reinsurance agreement, a $0.4 million increase in deferred policy acquisition costs, and a $0.3 million decrease in systems costs. Our underwriting expense ratio increased to 29.6% in 2024 from 29.3% in 2023.

Income tax expense. Income tax expense for 2024 was $13.6 million, compared to $15.3 million for 2023. The effective tax rate was 19.7% for both 2024 and 2023.

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $33.9 million in calendar year 2025, $34.9 million in calendar year 2024 and $41.4 million in calendar year 2023. The table below sets forth the favorable development for accident years 2020 through 2024 and, collectively, all accident years prior to 2020.

	Favorable/(Unfavorable) Development for Year Ended December 31,
	2025	2024	2023
	(in millions)
2024	$—	$—	$—
2023	1.6	—	—
2022	4.2	2.8	—
2021	5.1	3.7	7.5
2020	6.7	6.3	7.5
Prior to 2020	16.3	22.1	26.4
Total net development	$33.9	$34.9	$41.4

At December 31, 2025, our incurred amounts for certain accident years developed more favorably than management previously expected. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across accident years was largely due to two factors: (1) lower than expected severity of injuries across prior accident years compared to our original and revised estimates; and (2) favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement. We believe the favorable case reserve development resulted primarily from a continued focus on our proactive claims management process with the Company actively seeking to settle claims, leading to favorable development.

The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of December 31, 2025, actual results for these accident years have been better than our assumptions would have predicted. We do not presently intend to modify our assumptions for establishing reserves in light of recent results. However, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income, and proceeds from maturities of investments. Our primary uses of operating funds include payments for claims and operating expenses. We pay claims, operating expenses, shareholder dividends and repurchase shares using cash flow from operations and invest our excess cash in fixed maturity and equity securities. We expect that our projected cash flow from operations will be sufficient to meet our short-term and long-term liquidity needs, including payment of claims and operating expenses and other holding company expenses.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments, net of reinsurance, for claims were $201.0 million in 2025, $172.9 million in 2024 and $177.5 million in 2023. We fund claim payments out of cash flow from operations, principally premiums, net of amounts ceded to our reinsurers, and net investment income. Our investment portfolio at December 31, 2025 was $796.8 million.

As discussed above under “Overview,” we purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophic losses. Based on our estimates of future claims, we believe we are sufficiently capitalized to satisfy the deductibles and retentions in our 2026 reinsurance program. We reevaluate our reinsurance program at least annually, taking into consideration a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms.

Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our written premiums to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

In December 2025, the Company commuted reinsurance agreements with multiple reinsurers covering a portion of accident year 2023. As a result of the commutation, we recorded pre-tax income of approximately $0.8 million.

In December 2024, the Company commuted reinsurance agreements with Hannover Re and Tokio Millennium Re covering portions of accident years 2012-2014. The Company received a $6.3 million payment effectuated solely through offset against the balance of the funds withheld and recoverable from reinsurers' accounts under the reinsurance agreements in exchange for releasing Hannover Re and Tokio Millennium Re from their reinsurance obligations under the commuted agreements. Hannover Re and Tokio Millennium Re remain obligated to the subsidiaries of the Company under other reinsurance agreements. As a result of the commutation, we recorded a pre-tax loss of approximately $1.5 million.

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

We manage risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated life insurance companies. In the event these companies are unable to meet their obligations under these annuity contracts, we could be liable to the claimants, but our reinsurers remain obligated to indemnify us for all or part of these obligations in accordance with the terms of our reinsurance contracts. As of December 31, 2025, the present value of these annuities was $105.7 million, as estimated by our annuity providers. Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best rating of “A” (Excellent) or better. For additional information, see Note 16 to our consolidated financial statements in Item 8 of this report.

The Company has operating and finance leases for office space and equipment. Our leases have remaining lease terms of two months to 60 months, some of which include options to extend the leases for up to five years. The Company, in determining the present value of lease payments, utilizes either the rate implicit in the lease if that rate is readily determinable or the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

Net cash provided by operating activities was $11.1 million in 2025, as compared to $24.2 million in 2024 and $29.8 million in 2023. Major components of cash provided by operating activities in 2025 were net premiums collected of $278.8 million, investment income collected of $27.9 million, and reinsurance recoveries collected of $1.8 million. These amounts were offset in part by claim payments of $205.3 million, $76.5 million of operating expenditures, federal taxes paid of $11.3 million, and dividends to policyholders paid of $3.1 million.

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

Net cash provided by investing activities was $68.4 million in 2025, as compared to $72.4 million in 2024 and $43.9 million in 2023. In 2025, major components of net cash provided by investing activities included proceeds from sales and maturities of investments of $137.6 million, offset partially by investment purchases of $67.0 million, and purchases of property and equipment of $2.1 million.

In 2024, major components of net cash provided by investing activities included proceeds from sales and maturities of investments of $183.9 million, offset partially by investment purchases of $110.7 million.

In 2023, major components of net cash provided by investing activities included proceeds from sales and maturities of investments of $178.1 million, offset partially by investment purchases of $133.7 million.

Net cash used in financing activities was $61.6 million in 2025, as compared to $91.2 million in 2024 and $96.5 million in 2023. Major components of cash used in financing activities in 2025 included cash used for dividends paid to shareholders of $48.6 million, purchases of treasury stock of $12.1 million, and share-based compensation related tax withholding of $0.8 million.

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

In 2025, the Company renewed a line of credit agreement with Frost Bank for borrowings up to a maximum of $20.0 million. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or one-month term SOFR rate and are unsecured. At December 31, 2025, there were no outstanding borrowings. Unless renewed, the agreement will expire in May 2026.

Our board of directors initially authorized the Company’s share repurchase program in February 2010. In July 2025, our board of directors reauthorized this program with a limit of $25.0 million with no expiration date. As of December 31, 2025, $16.9 million was available for future repurchases under the share repurchase program. The repurchases may be effected from time to time pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The share repurchase program does not obligate the Company to repurchase any shares of the Company's common stock and may be modified, increased, suspended or terminated at the discretion of our board of directors. The board of directors' determination will depend on a variety of factors, including, but not limited to, market conditions and applicable regulatory considerations. It is anticipated that future repurchases will be funded from available capital. There were 291,289 and 113,411 shares repurchased in 2025 and 2024, respectively.

We are a holding company that transacts business through its operating subsidiaries, including AIIC, SOCI and AIICTX. Our primary assets are the capital stock of these insurance subsidiaries. Our ability to fund our operations depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to us. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. Based upon the prescribed calculation, the insurance subsidiaries could pay us dividends of up to $40.1 million in 2026 without seeking regulatory approval. See “Business—Regulation—Dividend Limitations” in Item 1 of this report.

We paid regular quarterly cash dividends of $0.39, $0.37, and $0.34 per share in 2025, 2024 and 2023, respectively. In addition, the Company paid special cash dividends of $1.00, $3.00, and $3.50 per share in 2025, 2024 and 2023, respectively.

On February 24, 2026, we declared a regular quarterly cash dividend of $0.41 per share payable on March 20, 2026 to shareholders of record as of March 13, 2026. Our board of directors intends to continue to consider the payment of a regular cash dividend each calendar quarter.

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

Under Nebraska and Texas law, as applicable, each of AIIC, SOCI and AIICTX is required to invest only in securities that are either interest-bearing, interest-accruing or eligible for dividends, and must limit its investment in the securities of any single issuer, other than direct obligations of the U.S., to five percent of the insurance company’s assets. As of December 31, 2025, we were in compliance with these requirements.

We employ diversification policies and balance investment credit risk and related underwriting risks to minimize our total potential exposure to any one business sector or security.

As of December 31, 2025, our investment portfolio, including cash and cash equivalents, totaled $796.8 million, a decrease of 4.3% from December 31, 2024. The majority of our fixed maturity securities are classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities. As such, the reported book value of those securities is equal to their amortized cost net of allowance for credit losses and does not fluctuate based on changing interest rates. The remainder of our fixed maturity securities are classified as available-for-sale and reported at fair market value, less an allowance for credit losses, if any. Investments in equity securities are reported at fair market value.

We follow FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As disclosed in Note 18 to our financial statements, our securities available-for-sale are classified using Level 1, 2 and 3 inputs. We did not elect the fair value option prescribed under FASB ASC Topic 825, Financial Instruments, for any financial assets in 2024 or 2025.

The composition of our investment portfolio, including cash and cash equivalents, as of December 31, 2025 is shown in the following table.

	Carrying Value	Percentage of Portfolio	Effective Interest Rate
	(in thousands)
Fixed maturity securities—held-to-maturity:
State and political subdivisions	$322,407	40.5%	3.4%
Corporate bonds	16,701	1.9%	3.0%
U.S. agency-based mortgage-backed securities	2,403	0.3%	4.1%
U.S. Treasury securities and obligations of U.S. Government agencies	8,567	1.1%	3.4%
Asset-backed securities	9	0.0%	5.9%
Total fixed maturity securities—held-to-maturity	350,087	43.8%	3.4%
Fixed maturity securities—available-for-sale:
State and political subdivisions	158,190	19.9%	3.9%
Corporate bonds	138,704	17.4%	4.8%
U.S. agency-based mortgage-backed securities	3,641	0.5%	2.6%
U.S. Treasury securities and obligations of U.S. Government agencies	12,503	1.6%	1.5%
Total fixed maturity securities—available-for-sale	313,038	39.4%	4.2%
Equity securities	57,493	7.2%	1.2%
Short-term investments	14,237	1.8%	4.3%
Cash and cash equivalents	61,926	7.8%	3.1%
Total Investments, including cash and cash equivalents	$796,781	100.0%	3.5%

The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position.

	Less Than Twelve Months		Twelve Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2025:
Fixed maturity securities—available-for-sale	$34,429	$(642)	$123,699	$(6,297)
December 31, 2024:
Fixed maturity securities—available-for-sale	175,099	(7,984)	60,615	(4,637)

The average pre-tax net investment yield on our investment portfolio was 3.3% and 3.4% per annum during the twelve months ended December 31, 2025 and 2024, respectively.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. As of December 31, 2025, we had fixed maturity securities with a fair value of $657.6 million and a carrying value of $663.1 million. These securities are all subject to interest rate risk, but because we classify the majority of our fixed maturity securities as held-to-maturity, changes in interest rates have a smaller effect on the carrying value of our portfolio. We manage our exposure to interest rate risk by investing in a portfolio of securities with moderate effective duration. At December 31, 2025, the effective duration of the total investment portfolio, including cash and short-term investments, was 4.3 years.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2025 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. The change in carrying value is less than the change in fair value due to our held-to-maturity portfolio.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$585,567	$(72,047)	$628,933	$(34,192)	(13.6)%
100 basis point increase	621,874	(35,740)	645,717	(17,408)	(6.9)%
No change	657,614	—	663,125	—	0.0%
100 basis point decrease	688,842	31,228	679,925	16,800	6.7%
200 basis point decrease	715,981	58,367	695,691	32,566	12.9%

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. Equity securities are carried at fair value with unrealized gains and losses recorded within net income. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets, shareholders’ equity, and net income. In order to minimize our exposure to equity price risk, we independently monitor the financial condition of our equity securities and diversify our investments. In addition, we limit the percentage of equity securities held in our investment portfolio to the lesser of 10% of the investment portfolio or 30% of shareholders’ equity. As of December 31, 2025, the equity securities in our investment portfolio had a fair value of $57.5 million, representing 7.2% of our investment portfolio and less than 22.9% of shareholders’ equity on that date.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of AMERISAFE, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMERISAFE, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

At December 31, 2025, the Company’s reserves for loss and loss adjustment expenses (LAE) was $614 million. As discussed in Notes 1 and 9 to the consolidated financial statements, the reserve for loss and LAE represents the estimated ultimate costs of all reported and unreported losses incurred and unpaid as of the reporting date. There is significant uncertainty inherent in determining the ultimate loss and LAE costs which are estimated using individual case-base valuations and statistical and actuarial analysis based upon experience for previously unreported claims and their ultimate loss and LAE costs. In particular, the estimates are sensitive to loss severity and frequency trends, changes in customers, claims management, regulatory factors, medical trends, employment and wage patterns, insurance policy coverage interpretations, and judicial determinations, among other factors.

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

New Orleans, Louisiana

February 27, 2026

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2025	2024
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $73 and $116 in 2025 and 2024, respectively, (fair value $344,576 and $399,721 in 2025 and 2024, respectively)	$350,087	$413,061
Fixed maturity securities—available-for-sale, at fair value (amortized cost $317,116, allowance for credit losses of $0 in 2025 and amortized cost $318,975, allowance for credit losses of $0 in 2024)	313,038	307,750
Equity securities, at fair value (cost $31,165 and $36,020 in 2025 and 2024, respectively)	57,493	58,629
Short-term investments	14,237	9,338
Total investments	734,855	788,778
Cash and cash equivalents	61,926	44,045
Amounts recoverable from reinsurers (net of allowance for credit losses of $264 and $300 in 2025 and 2024, respectively)	108,098	117,019
Premiums receivable (net of allowance for credit losses of $4,172 and $4,238 in 2025 and 2024, respectively)	160,944	142,659
Deferred income taxes	17,572	19,448
Accrued interest receivable	6,963	7,327
Property and equipment, net	7,293	5,887
Deferred policy acquisition costs	21,085	19,151
Federal income tax recoverable	3,088	2,180
Other assets	8,720	11,297
Total assets	$1,130,544	$1,157,791
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$613,583	$651,309
Unearned premiums	135,503	121,926
Amounts held for others	39,139	38,657
Policyholder deposits	33,532	33,867
Insurance-related assessments	15,979	14,852
Accounts payable and other liabilities	39,178	38,409
Payable for investments purchased	2,032	1,430
Total liabilities	878,946	900,450
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2025 and 2024; 20,769,021 and 20,733,166 shares issued; and 18,794,881 and 19,050,315 shares outstanding in 2025 and 2024, respectively	208	207
Additional paid-in capital	225,912	223,956
Treasury stock, at cost (1,974,140 and 1,682,851 shares in 2025 and 2024, respectively)	(54,155)	(42,052)
Accumulated earnings	82,850	84,105
Accumulated other comprehensive loss, net	(3,217)	(8,875)
Total shareholders’ equity	251,598	257,341
Total liabilities and shareholders’ equity	$1,130,544	$1,157,791

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Net premiums earned	$283,057	$270,639	$267,125
Net investment income	26,993	29,212	31,339
Net realized gains (losses) on investments	3,034	(576)	6,579
Net unrealized gains on equity securities	3,719	9,508	1,228
Fee and other income	449	260	582
Total revenues	317,252	309,043	306,853
Expenses
Loss and loss adjustment expenses incurred	169,937	157,267	148,263
Underwriting and certain other operating costs	27,625	24,876	27,508
Commissions	25,092	23,750	23,446
Salaries and benefits	33,264	31,503	27,359
Policyholder dividends	2,526	2,657	2,957
Provision for investment related credit loss benefit	(43)	(66)	(57)
Total expenses	258,401	239,987	229,476
Income before income taxes	58,851	69,056	77,377
Income tax expense	11,706	13,620	15,269
Net income	$47,145	$55,436	$62,108
Earnings per share
Basic	$2.48	$2.91	$3.24
Diluted	$2.47	$2.89	$3.23
Shares used in computing earnings per share
Basic	18,979,465	19,070,717	19,149,080
Diluted	19,082,142	19,159,805	19,226,021
Special cash dividends declared per common share	$1.00	$3.00	$3.50
Cash dividends declared per common share	$1.56	$1.48	$1.36

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$47,145	$55,436	$62,108
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	5,658	(1,681)	6,634
Comprehensive income	$52,803	$53,755	$68,742

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amounts	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	20,678,572	$207	$220,299	(1,522,699)	$(34,758)	$145,512	$(13,828)	317,432
Comprehensive income:
Net income	—	—	—	—	—	62,108	—	62,108
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	6,634	6,634
Comprehensive income	—	—	—	—	—	—	—	68,742
Common stock issued	25,876	—	779	—	—	—	—	779
Purchase of treasury stock	—	—	—	(46,741)	(2,171)	—	—	(2,171)
Share-based compensation	—	—	1,000	—	—	—	—	1,000
Dividends to shareholders	—	—	—	—	—	(93,331)	—	(93,331)
Balance at December 31, 2023	20,704,448	$207	$222,078	(1,569,440)	$(36,929)	$114,289	$(7,194)	$292,451
Comprehensive income:
Net income	—	—	—	—	—	55,436	—	55,436
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(1,681)	(1,681)
Comprehensive income	—	—	—	—	—	—	—	53,755
Common stock issued	28,718	—	440	—	—	—	—	440
Purchase of treasury stock	—	—	—	(113,411)	(5,123)	—	—	(5,123)
Share-based compensation	—	—	1,438	—	—	—	—	1,438
Dividends to shareholders	—	—	—	—	—	(85,620)	—	(85,620)
Balance at December 31, 2024	20,733,166	$207	$223,956	(1,682,851)	$(42,052)	$84,105	$(8,875)	$257,341
Comprehensive income:
Net income	—	—	—	—	—	47,145	—	47,145
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	5,658	5,658
Comprehensive income	—	—	—	—	—	—	—	52,803
Common stock issued	35,855	1	798	—	—	—	—	799
Purchase of treasury stock	—	—	—	(291,289)	(12,103)	—	—	(12,103)
Share-based compensation	—	—	1,158	—	—	—	—	1,158
Dividends to shareholders	—	—	—	—	—	(48,400)	—	(48,400)
Balance at December 31, 2025	20,769,021	$208	$225,912	(1,974,140)	$(54,155)	$82,850	$(3,217)	$251,598

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$47,145	$55,436	$62,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	742	1,093	1,427
Net amortization of investments	563	1,447	3,025
Change in investment related allowance for credit losses	(43)	(66)	(57)
Deferred income taxes	372	1,402	628
Net realized (gains) losses on investments	(3,034)	576	(6,579)
Net unrealized gains on equity securities	(3,719)	(9,508)	(1,228)
Net realized losses on disposal of assets	—	209	2
Share-based compensation	2,907	2,939	1,557
Changes in operating assets and liabilities:
Premiums receivable, net	(18,238)	(12,056)	(8,485)
Accrued interest receivable	364	947	154
Deferred policy acquisition costs	(1,934)	(1,176)	(574)
Amounts held by others	(2)	—	—
Other assets	(135)	6,688	(1,033)
Reserves for loss and loss adjustment expenses	(37,726)	(22,685)	(22,043)
Unearned premiums	13,577	5,341	1,609
Reinsurance balances	9,129	11,926	(3,740)
Amounts held for others and policyholder deposits	147	(15,692)	3,093
Federal income taxes recoverable	(908)	(399)	(328)
Accounts payable and other liabilities	1,863	(2,232)	306
Net cash provided by operating activities	11,070	24,190	29,842
Investing activities
Purchases of investments held-to-maturity	—	(5,465)	(42,190)
Purchases of investments available-for-sale	(43,123)	(48,939)	(45,141)
Purchases of equity securities	(254)	—	—
Purchases of short-term investments	(23,623)	(56,295)	(46,347)
Proceeds from maturities of investments held-to-maturity	65,020	71,066	47,151
Proceeds from sales and maturities of investments available-for-sale	45,371	57,194	57,153
Proceeds from sales of equity securities	8,232	7,933	12,688
Proceeds from sales and maturities of short-term investments	18,948	47,717	61,123
Purchases of property and equipment	(2,148)	(840)	(553)
Net cash provided by investing activities	68,423	72,371	43,884
Financing activities
Finance lease purchases	(85)	(85)	(91)
Share-based compensation related tax withholding	(817)	(554)	(944)
Purchase of treasury stock	(12,103)	(5,123)	(2,171)
Dividends to shareholders	(48,607)	(85,436)	(93,307)
Net cash used in financing activities	(61,612)	(91,198)	(96,513)
Change in cash and cash equivalents	17,881	5,363	(22,787)
Cash and cash equivalents at beginning of year	44,045	38,682	61,469
Cash and cash equivalents at end of year	$61,926	$44,045	$38,682
Supplemental disclosure of cash flow information
Income taxes paid, net of refunds received	$12,450	$12,849	$14,912

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

1.
Summary of Significant Accounting Policies

Organization

AMERISAFE, Inc. is an insurance holding company incorporated in the state of Texas. The accompanying consolidated financial statements include the accounts of AMERISAFE and its wholly-owned subsidiaries: American Interstate Insurance Company (AIIC) and its wholly-owned insurance subsidiaries, Silver Oak Casualty, Inc. (SOCI) and American Interstate Insurance Company of Texas (AIICTX); Amerisafe Risk Services, Inc. (RISK) and Amerisafe General Agency, Inc. (AGAI). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Nebraska. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. RISK is a claims and safety service company currently servicing only affiliated insurance companies. AGAI is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers.

The terms “AMERISAFE,” the “Company,” “we,” “us” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, services, manufacturing, and maritime. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of 2025, 2024 and 2023.

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

Adopted Accounting Guidance

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, that requires expanded income tax disclosures, including disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. This update is effective for annual periods beginning after December 15, 2024. The Company adopted the new standard starting with this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 using a retrospective approach. See Note 7, Income Taxes, for changes to the tax disclosure related to the new guidance.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Prospective Accounting Guidance

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures, which requires disclosure of specified information about certain costs and expenses in the notes to the financial statements. The guidance is effective for our Annual Report on Form 10-K for the year ended December 31, 2027, and interim reporting periods beginning in 2028. Early adoption of the new standard is permitted; however, we have not elected to early-adopt the standard. Prospective application is required, with retrospective application permitted. We are evaluating the impact of this disclosure-only requirement.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This standard update modernizes the capitalization criteria for internal-use software, eliminating references to project stages and instead requiring that projects meet completion probability criteria before costs can be capitalized. This guidance is effective beginning first quarter 2028, though early adoption is permitted, and can be applied using a prospective, retrospective, or modified transition approach. The Company is currently evaluating the impact of these amendments but does not anticipate that adoption will have a material impact on the Company’s results of operations or financial position.

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

Deferred Policy Acquisition Costs

The direct costs of successfully acquiring and renewing business are capitalized to the extent recoverable and are amortized over the effective period of the related insurance policies in proportion to premium revenue earned. These capitalized costs consist mainly of sales commissions, premium taxes and other underwriting costs. The Company evaluates deferred policy acquisition costs for recoverability by comparing the unearned premiums to the estimated total expected claim costs and related expenses, offset by

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

anticipated investment income. The Company would reduce the deferred costs if the unearned premiums were less than expected claims and expenses after considering investment income, and report any adjustments in amortization of deferred policy acquisition costs. There were no adjustments necessary in 2025, 2024 or 2023.

Reserves for Loss and Loss Adjustment Expenses

Reserves for loss and loss adjustment expenses represent the estimated ultimate cost of all reported and unreported losses incurred through December 31. The Company does not discount loss and loss adjustment expense reserves. In establishing our reserves for loss and loss adjustment expenses, we review the results of analyses using individual case-base valuations and statistical and actuarial methods that utilize historical loss data from our more than 40 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations.

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

December 31, 2025

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

Experience-rated commissions are earned from certain reinsurance companies based on the financial results of the applicable risks ceded to the reinsurers. These commission revenues on reinsurance contracts are recognized during the related reinsurance treaty period and are based on the same assumptions used for recording loss and allocated loss adjustment expenses. These commissions are reflected as a reduction in underwriting and certain other operating costs and are adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in income from current operations. Experience-rated commissions decreased underwriting and certain other operating costs by $0.7 million in 2025, $1.0 million in 2024 and $1.7 million in 2023.

In December 2025, the Company commuted reinsurance agreements with multiple reinsurers covering a portion of accident year 2023. As a result of the commutation, we recorded pre-tax income of approximately $0.8 million.

In December 2024, the Company commuted reinsurance agreements with Hannover Re and Tokio Millennium Re covering portions of accident years 2012-2014. The Company received a $6.3 million payment effectuated solely through offset against the balance of the funds withheld and recoverable from reinsurers' accounts under the reinsurance agreements in exchange for releasing Hannover Re and Tokio Millennium Re from their reinsurance obligations under the commuted agreements. Hannover Re and Tokio Millennium Re remain obligated to the subsidiaries of the Company under other reinsurance agreements. As a result of the commutation, we recorded a pre-tax loss of approximately $1.5 million.

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

Advertising

All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in underwriting and certain other operating costs in the consolidated statements of income. Total advertising expenses incurred were $0.3 million in 2025, and $0.3 in both 2024 and 2023.

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

December 31, 2025

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

2.
Investments

Short-term investments held at December 31, 2025 included $14.2 million of corporate bonds. Short-term investments held at December 31, 2024 included $9.3 million of corporate bonds.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The amortized cost, allowance for credit losses, carrying amount, gross unrecognized gains and losses, and the fair value of those investments classified as held-to-maturity at December 31, 2025 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
States and political subdivisions	$322,430	$(23)	$322,407	$2,030	$(6,908)	$317,529
Corporate bonds	16,751	(50)	16,701	—	(456)	16,245
U.S. agency-based mortgage-backed securities	2,403	—	2,403	26	(81)	2,348
U.S. Treasury securities and obligations of U.S. government agencies	8,567	—	8,567	6	(128)	8,445
Asset-backed securities	9	—	9	—	—	9
Totals	$350,160	$(73)	$350,087	$2,062	$(7,573)	$344,576

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at December 31, 2025 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$163,042	$630	$(5,482)	$158,190	$—
Corporate bonds	137,198	2,231	(725)	138,704	—
U.S. agency-based mortgage-backed securities	3,946	—	(305)	3,641	—
U.S. Treasury securities and obligations of U.S. government agencies	12,930	—	(427)	12,503	—
Totals	$317,116	$2,861	$(6,939)	$313,038	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at December 31, 2025 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock - Exchange Traded Funds	$31,165	$26,328	$—	$57,493
Total equity securities	$31,165	$26,328	$—	$57,493

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The cost, gross unrealized gains and losses, and fair value of equity securities at December 31, 2024 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock - Exchange Traded Funds	$36,020	$22,609	$—	$58,629
Total equity securities	$36,020	$22,609	$—	$58,629

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$28,620	$28,561	$49,303	$48,831
After one year through five years	76,161	74,506	93,087	89,418
After five years through ten years	119,321	116,970	115,307	109,812
After ten years	123,573	122,182	152,570	149,004
U.S. agency-based mortgage-backed securities	2,403	2,348	2,781	2,643
Asset-backed securities	9	9	13	13
Totals	$350,087	$344,576	$413,061	$399,721

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$41,029	$40,939	$23,944	$23,806
After one year through five years	76,260	75,796	97,996	95,500
After five years through ten years	76,895	76,076	71,233	68,494
After ten years	118,986	116,586	121,257	115,891
U.S. agency-based mortgage-backed securities	3,946	3,641	4,545	4,059
Totals	$317,116	$313,038	$318,975	$307,750

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

At December 31, 2025, there were $23.6 million of held-to-maturity and $2.1 million of available-for-sale investments on deposit with regulatory agencies of states in which the Company does business.

A summary of the Company’s realized gains and losses on sales, calls or redemptions of investments for 2025, 2024 and 2023 is as follows:

	Fixed Maturity Securities Available-for-Sale	Equity Securities	Other	Total
	(in thousands)
Year ended December 31, 2025
Proceeds from sales	$3,991	$8,232	$—	$12,223
Gross realized investment gains	$—	$3,122	$—	$3,122
Gross realized investment losses	(3)	—	—	(3)
Net realized investment gains (losses)	(3)	3,122	—	3,119
Other, including gains (losses) on calls and redemptions	(90)	—	5	(85)
Net realized gains (losses) on investments	$(93)	$3,122	$5	$3,034
Year ended December 31, 2024
Proceeds from sales	$26,327	$7,933	$—	$34,260
Gross realized investment gains	$10	$1,044	$—	$1,054
Gross realized investment losses	(310)	(1,136)	—	(1,446)
Net realized investment losses	(300)	(92)	—	(392)
Other, including gains (losses) on calls and redemptions	129	—	(313)	(184)
Net realized losses on investments	$(171)	$(92)	$(313)	$(576)
Year ended December 31, 2023
Proceeds from sales	$28,292	$12,688	$925	$41,905
Gross realized investment gains	$181	$6,548	$—	$6,729
Gross realized investment losses	(173)	—	—	(173)
Net realized investment gains	8	6,548	—	6,556
Other, including gains on calls and redemptions	—	—	23	23
Net realized gains on investments	$8	$6,548	$23	$6,579

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Gross investment income:
Fixed maturity securities	$25,980	$26,341	$26,357
Equity securities	743	1,003	1,456
Short-term investments and cash and cash equivalents	2,698	3,949	4,456
Total gross investment income	29,421	31,293	32,269
Investment expenses	(2,428)	(2,081)	(930)
Net investment income	$26,993	$29,212	$31,339

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The following table summarizes the fair value and gross unrealized losses on fixed maturity securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
December 31, 2025
Available-for-Sale
States and political subdivisions	$28,892	$634	$76,440	$4,848	$105,332	$5,482
Corporate bonds	5,537	8	31,115	717	36,652	725
U.S. agency-based mortgage-backed securities	—	—	3,641	305	3,641	305
U.S. Treasury securities and obligations of U.S. government agencies	—	—	12,503	427	12,503	427
Total available-for-sale securities	$34,429	$642	$123,699	$6,297	$158,128	$6,939
December 31, 2024
Available-for-Sale
States and political subdivisions	$100,190	$5,748	$27,446	$2,682	$127,636	$8,430
Corporate bonds	71,069	1,790	19,000	993	90,069	2,783
U.S. agency-based mortgage-backed securities	3,840	446	219	40	4,059	486
U.S. Treasury securities and obligations of U.S. government agencies	—	—	13,950	922	13,950	922
Total available-for-sale securities	$175,099	$7,984	$60,615	$4,637	$235,714	$12,621

At December 31, 2025, the Company held 144 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position, of which 118 were in a continuous unrealized loss position for longer than 12 months.

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the year ended December 31, 2025.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2024	$30	$86	$—	$—	$—	$116
Provision for credit loss benefit	(7)	(36)	—	—	—	(43)
Balance at December 31, 2025	$23	$50	$—	$—	$—	$73

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The Company has established an allowance for credit losses on 269 held-to-maturity securities totaling $0.1 million as of December 31, 2025. The majority of those securities were issued by states and political subdivisions and corporate bonds at 259 and 9, respectively.

The Company has no allowance for credit losses on investments classified as available-for-sale as of December 31, 2025 and 2024.

The credit rating used for held-to-maturity fixed income securities is the rating for each security as published by Moody’s, Standard and Poor’s, and Fitch to determine the probability of default. If there are three ratings, the median rating is used. If there are only two ratings, the lower rating is used. If there is one rating, that rating is used. For corporate fixed income securities (given a rating), the probability of default comes from Moody’s annual study of corporate bond defaults published each February. The maximum maturity using the default rate is 20 years (any maturity greater than 20 years will use the 20-year rate). For municipal fixed income securities (given a rating), the probability of default comes from Moody’s annual study of municipal bond defaults published annually.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of December 31, 2025.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized Cost
	(in thousands)
AAA/AA/A ratings	$322,430	$9,784	$2,403	$8,567	$—	$343,184
Baa/BBB ratings	—	6,967	—	—	9	6,976
Total	$322,430	$16,751	$2,403	$8,567	$9	$350,160

3.
Premiums Receivable

Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for credit losses. The components of premiums receivable are shown below:

	December 31,
	2025	2024
	(in thousands)
Premiums receivable	$165,116	$146,897
Allowance for credit losses	(4,172)	(4,238)
Premiums receivable, net	$160,944	$142,659

The following table summarizes the activity in the allowance for credit losses on premiums receivable:

	December 31,
	2025	2024
	(in thousands)
Balance, beginning of year	$4,238	$4,674
Provision for credit loss expense	1,466	656
Write-offs	(1,532)	(1,092)
Balance, end of year	$4,172	$4,238

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Included in premiums receivable at December 31, 2025, 2024 and 2023 is the Company’s estimate for EBUB premium of $17.6 million, $13.8 million and $9.9 million, respectively.

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

These costs are deferred and expensed over the life of the related policies. Major categories of the Company’s deferred policy acquisition costs are summarized as follows:

	December 31,
	2025	2024
	(in thousands)
Agents’ commissions	$14,733	$13,466
Premium taxes	3,074	2,828
Deferred underwriting expenses	3,278	2,857
Total deferred policy acquisition costs	$21,085	$19,151

The following table summarizes the activity in the deferred policy acquisition costs:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Balance, beginning of year	$19,151	$17,975	$17,401
Policy acquisition costs deferred	46,158	43,348	41,433
Amortization expense during the year	(44,224)	(42,172)	(40,859)
Balance, end of year	$21,085	$19,151	$17,975

5.
Property and Equipment

Property and equipment consist of the following:

	December 31,
	2025	2024
	(in thousands)
Land and office building	$10,063	$9,039
Furniture and equipment	7,076	6,202
Software	8,561	8,584
Automobiles	73	74
Finance lease right-of-use assets	656	462
Total original cost	26,429	24,361
Accumulated depreciation and amortization	(19,136)	(18,474)
Property and equipment, net	$7,293	$5,887

Accumulated depreciation and amortization includes $0.4 million that is related to equipment held under finance leases at both December 31, 2025 and 2024, and is included in the underwriting and certain other operating costs line item on the income statement. The lease liabilities related to these properties are included in accounts payable and other liabilities.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

6.
Reinsurance

The Company cedes certain premiums and losses to various reinsurers under excess-of-loss treaties. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers on a continual basis. The effect of reinsurance on premiums written and earned in 2025, 2024 and 2023 was as follows:

	2025 Premiums		2024 Premiums		2023 Premiums
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Gross	$313,864	$300,287	$294,144	$288,803	$285,355	$283,746
Ceded	(17,230)	(17,230)	(18,164)	(18,164)	(16,621)	(16,621)
Net premiums	$296,634	$283,057	$275,980	$270,639	$268,734	$267,125

The amounts recoverable from reinsurers consist of the following:

	December 31,
	2025	2024
	(in thousands)
Unpaid losses recoverable:
Case basis	$63,355	$73,421
Incurred but not reported	42,720	39,321
Paid losses recoverable	641	3,664
Experience-rated commissions recoverable	1,646	913
Allowance for credit losses	(264)	(300)
Total	$108,098	$117,019

Amounts recoverable from reinsurers consist of ceded case reserves, ceded incurred but not reported (IBNR) reserves, and paid losses recoverable. Ceded case reserves and ceded IBNR reserves represent the portion of gross loss and loss adjustment expense liabilities that are recoverable under reinsurance agreements, but are not yet due from reinsurers. Paid losses recoverable are receivables currently due from reinsurers for ceded paid losses. The Company considers paid losses recoverable outstanding for more than 90 days to be past due. At December 31, 2025, there were no paid losses recoverable past due.

The Company received reinsurance recoveries of $1.8 million in 2025, $0.3 million in 2024 and $16.0 million in 2023.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The Company generally secures large reinsurance recoverable balances with various forms of collateral, including funds withheld accounts, irrevocable letters of credit and secured trusts. At December 31, 2025, reinsurance recoverables from reinsurers that exceeded 1.5% of statutory surplus of the Company’s insurance subsidiaries are shown below.

Reinsurer		A.M. Best Rating	Amounts Recoverable as of December 31, 2025
			(in thousands)
Hannover Reinsurance Ireland Limited	(1)	A+	$41,924
Arch Reinsurance Company	(1)	A+	27,750
Munich Reinsurance America, Inc	(1)	A+	10,179
Minnesota Workers' Compensation Reinsurance Association	(1)	NR	8,758
Allianz Risk Transfer AG (Bermuda)		A+	3,525
Odyssey America Reinsurance Corporation		A+	3,411
Other reinsurers			12,815
Total amounts recoverable from reinsurers			108,362
Allowance for credit losses			(264)
Total amounts recoverable from reinsurers net of allowance for credit losses			108,098
Funds withheld and letters of credit related to the above recoverables			(63,886)
Total unsecured amounts recoverable from reinsurers			$44,212

(1)
Current participant in our 2026 reinsurance program.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the years ended December 31, 2025 and 2024.

	Year Ended
	December 31,
	2025	2024

Balance, beginning of period	$300	$360
Provision for credit loss benefit	(36)	(60)
Balance, end of period	$264	$300

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

7.
Income Taxes

The Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2025	2024
	(in thousands)
Deferred income tax assets:
Discounting of net unpaid loss and loss adjustment expenses	$13,744	$14,552
Unearned premiums	6,794	6,257
Accrued expenses and other	2,057	2,145
State income tax	2,373	2,501
Accrued policyholder dividends	1,294	1,408
Accrued insurance-related assessments	1,598	1,557
Total deferred tax assets	27,860	28,420

Deferred income tax liabilities:
Deferred policy acquisition costs	(5,167)	(4,737)
Net unrealized gain on securities available-for-sale	(4,674)	(2,389)
Property and equipment and other	(171)	(130)
Salvage and subrogation	(276)	(302)
Loss reserves adjustment	—	(1,414)
Total deferred income tax liabilities	(10,288)	(8,972)
Net deferred income taxes	$17,572	$19,448

The components of consolidated income tax expense (benefit) are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current:
Federal	$10,341	$11,351	$13,621
State	993	867	1,020
	11,334	12,218	14,641
Deferred:
Federal	244	1,408	655
State	128	(6)	(27)
	372	1,402	628
Total	$11,706	$13,620	$15,269

As of December 31, 2025, 2024 and 2023, the Company had no valuation allowance against its deferred income tax assets and liabilities. The realization of this asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount ($)	Percentage	Amount ($)	Percentage	Amount ($)	Percentage
	(in thousands)		(in thousands)		(in thousands)
Income tax computed at federal statutory tax rate	$12,359	21.0%	$14,502	21.0%	16,249	21.0%
State income tax (1)	912	1.5%	679	1.0%	779	1.0%
Nontaxable or nondeductible items
Tax-exempt interest, net	(1,908)	-3.2%	(1,945)	-2.8%	(1,997)	-2.6%
All other	351	0.6%	376	0.5%	225	0.3%
Other	(8)	0.0%	8	0.0%	13	0.0%
	$11,706	19.9%	$13,620	19.7%	$15,269	19.7%

(1)
State taxes in Florida and Illinois make up more than 50% of the state income tax category.

The Company has no foreign operations. Federal and state income tax payments, net of refunds, are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Income taxes paid, net of refunds received
Federal	$11,250	$11,750	$13,950
State (1)	1,200	1,099	962
Total	$12,450	$12,849	$14,912

Income from continuing operations before income taxes
Domestic	$58,851	$69,056	$77,377

Income tax expense from continuing operations
Federal	$10,585	$12,759	$14,276
State	1,121	861	993
Total	$11,706	$13,620	$15,269

(1) Payments to Florida and Illinois make up greater than 50% of the total state income taxes paid, net of refunds received.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2025, 2024 and 2023.

The Inflation Reduction Act was enacted on August 16, 2022, and included a new Corporate Alternative Minimum Tax (CAMT). The Company has determined they do not expect to be liable for CAMT in 2025.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, introducing multiple changes to the U.S. tax code. The OBBBA contains several changes impacting corporate taxpayers, including modifications to the limitations on deductions for charitable contributions and the re-establishment of accelerated depreciation on certain qualified depreciable assets. The new tax regulation set forth by the OBBBA did not have a significant impact on the Company’s financial statements.

Tax years 2022 through 2025 are subject to examination by the federal and state taxing authorities.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

8.
Line of Credit

The Company has an agreement providing for a line of credit in the maximum amount of $20.0 million with Frost Bank. The agreement was renewed in 2025. Under the agreement, advances may be made either in the form of loans or letters of credit. Borrowings under the agreement accrue at interest rates based upon prime rate or the one-month term SOFR rate. The line of credit is unsecured. No borrowings or letters of credit were outstanding under the line of credit arrangement at December 31, 2025 or 2024. Unless renewed, the agreement will expire in May 2026.

9.
Loss and Loss Adjustment Expenses

The following development tables provide the incurred and paid losses and allocated loss adjustment expenses, net of reinsurance, for workers’ compensation and general liability for accident years 2016 through 2025. The incurred but not reported (IBNR) losses and claims frequency is included for each accident year presented.

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of
	For the Years Ended December 31,										December 31, 2025
	(Dollars in thousands)										Total IBNR
											Plus
											Expected	Cumulative
											Development	Number of
Accident	Unaudited (1)										on Reported	Claims
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Claims	Reported
2016	$250,491	$250,491	$241,406	$218,005	$209,214	$202,820	$201,604	$198,566	$197,359	$195,760	$4,691	5,395
2017	—	244,094	244,098	234,587	220,096	211,964	208,360	206,293	203,443	202,037	4,087	5,214
2018	—	—	250,487	250,487	235,641	217,369	208,517	205,001	203,456	201,974	3,851	5,478
2019	—	—	—	241,344	241,344	227,246	214,123	206,109	203,072	203,056	3,718	5,225
2020	—	—	—	—	220,710	220,710	214,500	207,047	200,698	194,042	7,956	4,392
2021	—	—	—	—	—	222,715	222,715	215,232	211,548	206,414	3,853	4,325
2022	—	—	—	—	—	—	192,907	192,907	190,117	185,894	(92)	4,093
2023	—	—	—	—	—	—	—	189,659	189,659	188,080	7,289	3,945
2024	—	—	—	—	—	—	—	—	192,153	192,153	(31,986)	3,792
2025	—	—	—	—	—	—	—	—	—	203,802	(22,014)	3,887
									Total	$1,973,212	$(18,647)

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Dollars in thousands)

Accident	Unaudited (1)										Claim
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Frequency (2)
2016	$52,238	$115,713	$143,016	$156,860	$166,887	$172,133	$174,134	$178,572	$179,521	$180,382	14.23
2017	—	56,951	122,552	151,427	166,448	175,733	183,696	185,690	186,798	189,023	14.69
2018	—	—	62,061	126,057	152,328	172,423	181,081	184,797	187,196	189,256	15.23
2019	—	—	—	58,884	120,512	154,391	168,448	176,488	180,586	184,463	15.28
2020	—	—	—	—	50,113	109,882	137,411	153,974	162,703	166,910	13.96
2021	—	—	—	—	—	52,292	130,288	159,864	174,454	182,265	15.10
2022	—	—	—	—	—	—	50,954	110,494	138,000	151,449	14.50
2023	—	—	—	—	—	—	—	47,207	107,823	138,084	13.90
2024	—	—	—	—	—	—	—	—	52,869	125,418	13.13
2025	—	—	—	—	—	—	—	—	—	59,135	12.94
									Total	1,566,385
All outstanding liabilities before 2016, net of reinsurance										100,681
Liabilities for loss and loss adjustment expenses, net of reinsurance										507,508

(1) Data presented for these calendar years is required supplementary information, which is unaudited.
(2) Frequency, as calculated above, refers to reported claims divided by gross premium earned.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The average annual percentage payout of incurred losses by age, net of reinsurance, for workers’ compensation and general liability as of December 31, 2025 is summarized below. Since workers’ compensation has long payout periods, the table below shows less than 100% in the years disclosed. This is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
27.5%	33.1%	14.7%	7.7%	4.4%	2.5%	1.3%	1.3%	0.8%	0.4%

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Balance, beginning of period	$651,309	$673,994	$696,037
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	112,742	119,746	112,555
Net balance, beginning of period	538,567	554,248	583,482
Add incurred related to:
Current accident year	203,802	192,153	189,659
Prior accident years	(33,865)	(34,886)	(41,396)
Total incurred	169,937	157,267	148,263
Less paid related to:
Current accident year	59,135	52,869	47,207
Prior accident years	141,861	120,079	130,290
Total paid	200,996	172,948	177,497
Net balance, end of period	507,508	538,567	554,248
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	106,075	112,742	119,746
Balance, end of period	$613,583	$651,309	$673,994

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

The foregoing reconciliation reflects favorable development of the net reserves at December 31, 2025, 2024 and 2023. The favorable development reduced loss and loss adjustment expenses incurred by $33.9 million in 2025, driven primarily by accident years 2014 through 2023. In 2024 and 2023, the Company recorded favorable development of $34.9 million and $41.4 million, respectively. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across prior accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The following table details our exposures to various asbestos related claims:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Reserves for loss and LAE at beginning of year	$313	$310	$248
Incurred losses and LAE during the current year	34	14	15
Loss and LAE payments	(7)	(11)	47
Reserves for loss and LAE at end of year	$340	$313	$310

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

The anticipated effect of inflation is implicitly considered when estimating liabilities for loss and loss adjustment expenses. In establishing our reserves for loss and loss adjustment expenses, we review the results of analyses using individual case-base valuations and statistical and actuarial methods that utilize historical loss data from our more than 40 years of underwriting workers’ compensation insurance. The actuarial analysis of our historical data provides some of the factors we use in estimating our loss reserves. These factors are primarily measures over time of the number of claims paid and reported, average paid and incurred claim amounts, claim closure rates and claim payment patterns. In evaluating the results of our analyses, management also uses substantial judgment in considering other factors that are not considered in these actuarial analyses, including changes in business mix, claims management, regulatory issues, medical trends, employment and wage patterns, insurance policy coverage interpretations, judicial determinations and other subjective factors. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may vary significantly from our original estimates. These anticipated trends are monitored based on actual development and are modified if necessary.

10.
Statutory Accounting and Regulatory Requirements

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by the insurance regulatory authorities of the states in which the subsidiaries are domiciled. Statutory-basis shareholders’ capital and surplus at December 31, 2025, 2024 and 2023 of the directly owned insurance subsidiary, AIIC, and the combined statutory-basis net income and realized investment gains for all AMERISAFE’s insurance subsidiaries for the three years in the period ended December 31, 2025, were as follows:

	2025	2024	2023
	(in thousands)
Capital and surplus	$217,798	$235,091	$254,856
Net income	39,674	43,668	56,637
Net realized gains (losses) on investments	(86)	(1,579)	5,470

Property and casualty insurance companies are subject to certain risk-based capital requirements (RBC) specified by the National Association of Insurance Commissioners. Under these requirements, a target minimum amount of capital and surplus maintained by a property/casualty insurance company is determined based on the various risk factors related to it. At December 31, 2025, the capital and surplus of AIIC and its subsidiaries exceeded the minimum RBC requirements.

Pursuant to regulatory requirements, AIIC cannot pay dividends to the Company in excess of the greater of 10% of statutory surplus, or statutory net income, excluding realized investment gains, for the preceding 12-month period, without the prior approval of the Nebraska Director of Insurance. However, for purposes of this dividend calculation, net income from the previous two calendar years may be carried forward to the extent that it has not already been paid out as dividends. AIIC paid $62.7 million in dividends to

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

the Company in 2025, $71.0 million in 2024 and $56.0 million in 2023. Based upon the dividend limitation described above, AIIC could pay to the Company dividends of up to $40.1 million in 2026 without seeking regulatory approval.

11.
Capital Stock

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. At December 31, 2025, there were 20,769,021 shares of common stock issued and 18,794,881 shares outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 2025, there were no shares of preferred stock outstanding.

12.
Equity Based Compensation

2012 Equity and Incentive Compensation Plan

In 2012, the Company’s shareholders approved the AMERISAFE 2012 Equity and Incentive Compensation Plan (the 2012 Incentive Plan). The 2012 Incentive Plan is administered by the Compensation Committee of the Board and is designed to attract, retain and motivate non-employee directors, officers, key employees and consultants by providing incentives for superior performance. The 2012 Incentive Plan authorizes the grant of equity-based compensation in the form of option rights, appreciation rights, restricted shares, restricted stock units, cash incentive awards, performance shares and units, and other types of awards. In connection with the approval of the 2022 Equity and Incentive Compensation Plan (the 2022 Incentive Plan) by the Company’s shareholders, no further grants other than performance based grants awarded prior to the 2022 Incentive Plan will be made under the 2012 Incentive Plan. All grants made under the 2012 Incentive Plan will continue in effect, subject to the terms and conditions of the 2012 Incentive Plan.

In 2025, 19,737 shares of common stock were issued to executive officers pursuant to vested performance awards under the 2012 Incentive Plan. In 2024, 12,993 shares of common stock were issued to executive officers pursuant to vested performance awards under the 2012 Incentive Plan. In 2023, 18,561 shares of common stock were issued to executive officers pursuant to vested performance awards under the 2012 Incentive Plan.

The following table summarizes information about the common and restricted stock activity under the 2012 Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2023	10,531	60.92
Granted	18,561	52.35
Vested	(21,887)	53.65
Forfeited	(5,900)	50.97
Nonvested balance at December 31, 2023	1,305	55.18
Granted	12,993	43.14
Vested	(13,661)	44.11
Forfeited	—	—
Nonvested balance at December 31, 2024	637	47.07
Granted	19,737	47.19
Vested	(19,949)	47.18
Forfeited	—	—
Nonvested balance at December 31, 2025	425	47.07

The Company recognized compensation expense of $10,000 and $79,000 in 2025 and 2024, respectively, and a forfeiture benefit of $43,000 in 2023 related to share-based grants. The Company recognized a forfeiture benefit of $13,000 in 2025,

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

compensation expense of $712,000 in 2024, and a forfeiture benefit of $223,000 in 2023 related to long-term incentive performance awards under the 2012 Incentive Plan. The long-term incentive performance award is a liability award.

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

In 2025, 11,452 shares of restricted stock and 11,177 restricted stock units were granted under the 2022 Incentive Plan, while 18,922 restricted stock units were forfeited. The restricted stock and restricted stock units will vest through 2028. At December 31, 2025, there were 437,508 shares of common stock available for future awards under the 2022 Incentive Plan.

The following table summarizes information about the restricted stock activity under the 2022 Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2023	2,098	47.65
Granted	—	—
Vested	(419)	47.65
Forfeited	—	—
Nonvested balance at December 31, 2023	1,679	47.65
Granted	—	—
Vested	(420)	47.65
Forfeited	—	—
Nonvested balance at December 31, 2024	1,259	47.65
Granted	11,452	45.84
Vested	(419)	47.65
Forfeited	—	—
Nonvested balance at December 31, 2025	12,292	45.96

The following table summarizes information about the restricted stock unit activity under the 2022 Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2023	22,826	48.19
Granted	33,369	52.61
Vested	(7,989)	48.19
Forfeited	(987)	51.26
Nonvested balance at December 31, 2023	47,219	51.19
Granted	10,384	52.19
Vested	(6,148)	50.01
Forfeited	—	—
Nonvested balance at December 31, 2024	51,455	51.54
Granted	11,177	52.16
Vested	(7,894)	50.03
Forfeited	(18,922)	40.08
Nonvested balance at December 31, 2025	35,816	52.68

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The Company recognized compensation expense of $921,000, $832,000 and $559,000 in 2025, 2024, and 2023, respectively, related to share-based grants under the 2022 Incentive Plan. The Company recognized compensation expense of $1,761,000, $789,000, and $780,000 in 2025, 2024, and 2023, respectively, related to long-term incentive performance awards under the 2022 Incentive Plan. The long-term incentive performance award is a liability award.

Non-Employee Director Restricted Stock Plan

The AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan) is administered by the Compensation Committee of the Board and provides for the automatic grant of restricted stock awards to non-employee directors of the Company. Awards to non-employee directors are generally subject to terms including non-transferability and, forfeiture of unvested shares upon termination of service by a director; provided, however, that unvested shares shall immediately vest upon the death or total disability of a director, and upon a change of control of the Company. The maximum number of shares of common stock that may be issued pursuant to restricted stock awards under the Restricted Stock Plan is 113,668 shares, subject to the authority of the Board to adjust this amount in the event of a merger, consolidation, reorganization, stock split, combination of shares, recapitalization or similar transaction affecting the common stock. At December 31, 2025, there were 59,512 shares of common stock available for future awards under the Restricted Stock Plan.

Under the Restricted Stock Plan, each non-employee director is automatically granted a restricted stock award for a number of shares equal to Board approved equity target value divided by the closing price of the Company’s common stock on the date of the annual meeting of shareholders at which the non-employee director is elected or is continuing as a member of the Board. The equity target value may not exceed $200,000 without shareholder approval and was $75,000 in 2025. Each restricted stock award vests on the date of the next annual meeting of shareholders following the date of grant, subject to the continued service of the non-employee director.

As of December 31, 2025, there were no shares of restricted stock outstanding under the Non-Employee Director Restricted Stock Plan.

The following table summarizes information about the restricted stock activity under the Non-Employee Director Restricted Stock Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested balance at January 1, 2023	11,888	50.47
Granted	9,856	53.26
Vested	(10,402)	50.47
Forfeited	(1,486)	55.08
Nonvested balance at December 31, 2023	9,856	53.26
Granted	12,110	43.33
Vested	(9,856)	53.26
Forfeited	—	—
Nonvested balance at December 31, 2024	12,110	43.33
Granted	—	—
Vested	(12,110)	43.33
Forfeited	—	—
Nonvested balance at December 31, 2025	—	—

The Company recognized compensation expense of $227,000, $527,000, and $484,000 in 2025, 2024, and 2023, respectively, related to the Non-Employee Director Restricted Stock Plan.

13.
Earnings Per Share

The Company computes EPS in accordance with ASC Topic 260, Earnings Per Share. The Company has no participating unvested common shares which contain nonforfeitable rights to dividends and applies the treasury stock method in computing basic and diluted earnings per share.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

The diluted EPS calculation includes potential common shares assumed issued under the treasury stock method, which reflects the potential dilution that would occur if any outstanding options were exercised or restricted stock becomes vested.

The calculation of basic and diluted EPS for the years ended December 31, 2025, 2024 and 2023 are presented below.

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands, except earnings per share amounts)
Basic EPS:
Net income – basic	$47,145	$55,436	$62,108
Basic weighted average common shares	18,979	19,071	19,149
Basic earnings per share	$2.48	$2.91	$3.24
Diluted EPS:
Net income – diluted	$47,145	$55,436	$62,108
Diluted weighted average common shares:
Weighted average common shares	18,979	19,071	19,149
Restricted stock and RSUs	103	89	77
Diluted weighted average common shares	19,082	19,160	19,226
Diluted earnings per common share	$2.47	$2.89	$3.23

The table below sets forth the reconciliation of the weighted average shares used for the basic and diluted EPS calculation.

	Years Ended
	2025	2024	2023
Basic weighted average common shares	18,979,465	19,070,717	19,149,080
Add: Other common shares eligible for common dividends:
Restricted stock and RSUs	102,677	89,088	76,941
Diluted weighted average common shares	19,082,142	19,159,805	19,226,021

14.
Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income includes net income plus unrealized gains (losses) on our available-for-sale investment securities, net of tax. In reporting comprehensive income on a net basis in the statements of comprehensive income, we used a 21% tax rate. The difference between net income as reported and comprehensive income was due primarily to changes in unrealized gains and losses, net of tax, on available-for-sale debt securities. The following table illustrates the changes in the balance of each component of accumulated other comprehensive loss for each period presented in the financial statements.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Balance, beginning of period	$(8,875)	$(7,194)	$(13,828)
Other comprehensive income (loss) before reclassification	5,345	(1,919)	6,202
Amounts reclassified from accumulated other comprehensive loss, net	313	238	432
Net current period other comprehensive income (loss)	5,658	(1,681)	6,634
Balance, end of period	$(3,217)	$(8,875)	$(7,194)

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive loss to current period net income. The effects of reclassifications out of accumulated other comprehensive loss by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Loss	Year Ended December 31,			Affected line item in the statement of income
	2025	2024	2023
	(in thousands)
Unrealized losses on available-for- sale securities	$(396)	$(302)	$(547)	Net realized gains (losses) on investments
	(396)	(302)	(547)	Income before income taxes
	83	64	115	Income tax expense
	$(313)	$(238)	$(432)	Net income

	Pre-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	(in thousands)
December 31, 2025
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$6,766	$1,421	$5,345
Reclassification adjustment for losses realized in net income	396	83	313
Net unrealized gain	7,162	1,504	5,658
Other comprehensive income	$7,162	$1,504	$5,658
December 31, 2024
Unrealized loss on securities:
Unrealized loss on available-for-sale securities	$(2,429)	$(510)	$(1,919)
Reclassification adjustment for losses realized in net income	302	64	238
Net unrealized loss	(2,127)	(446)	(1,681)
Other comprehensive loss	$(2,127)	$(446)	$(1,681)
December 31, 2023
Unrealized gain on securities:
Unrealized gain on available-for-sale securities	$7,850	$1,648	$6,202
Reclassification adjustment for losses realized in net income	547	115	432
Net unrealized gain	8,397	1,763	6,634
Other comprehensive income	$8,397	$1,763	$6,634

15.
Employee Benefit Plan

The Company’s 401(k) benefit plan is available to all employees. The Company matches 50% of employee contributions up to 6% of compensation for participating employees, subject to certain limitations. Employees are fully vested in employer contributions to this plan after five years. Company contributions to this plan were $0.8 million in 2025, and $0.7 million in both 2024 and 2023.

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

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The Company manages risk on certain long-duration claims by settling these claims through the purchase of annuities from unaffiliated carriers. In the event these carriers are unable to meet their obligations under these contracts, the Company could be liable to the claimants. The following table summarizes the fair value of the annuities at December 31, 2025, that the Company has purchased to satisfy its obligations.

Life Insurance Company	A.M. Best Rating	Statement Value of Annuities Exceeding 1% of Statutory Surplus
		(in thousands)
Pacific Life Insurance Company	A+	$21,812
Metropolitan Tower Life Insurance Company	A+	18,185
American General Life Insurance Company	A	11,983
United of Omaha Life Insurance Company	A+	10,098
New York Life Insurance Company	A++	8,747
Brighthouse Financial Life Insurance Company	A	8,446
Berkshire Hathaway Life Insurance Company of Nebraska	A++	6,887
John Hancock Life Insurance Company	A+	5,074
Athene Annuity and Life Company	A+	3,145
Wilton Reassurance Company	A+	2,740
Protective Life Insurance Company	A+	2,696
Other		5,847
		$105,660

Substantially all of the annuities are issued or guaranteed by life insurance companies that have an A.M. Best Company rating of “A” (Excellent) or better.

The Company has operating and finance leases for office space and equipment. Our leases have remaining lease terms of two months to 60 months, some of which include options to extend the leases for up to five years.

The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating lease cost	$106	$101
Finance lease cost:
Amortization of right-of-use assets	415	398
Interest on lease liabilities	9	11
Total finance lease cost	$424	$409

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(64)	$247
Operating cash flows from finance leases	9	11
Financing cash flows from finance leases	85	85

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Right-of-use assets obtained in the exchange for the lease obligations were as follows:

	December 31,
	2025	2024
	(in thousands)
Operating leases	$21	$325
Finance leases	212	—

Supplemental balance sheet information related to leases was as follows:

	December 31, 2025	December 31, 2024	Balance Sheet Classification
	(in thousands)
Operating leases:
Operating lease right-of-use assets	$212	$276	Other assets

Operating lease liabilities	$212	$276	Accounts payable and other liabilities

Finance leases:
Finance lease right-of-use assets	$656	$462
Finance lease accumulated amortization right-of-use assets	(415)	(398)
Property and equipment, net	$241	$64	Property and equipment, net

Finance lease liabilities	$279	$152	Accounts payable and other liabilities

	December 31,
	2025		2024
Weighted average remaining lease term:
Operating leases	2.9	years	3.8	years
Finance leases	4.2	years	2.1	years
Weighted average discount rate:
Operating leases	8.46%		8.45%
Finance leases	6.92%		5.89%

The following is a maturity analysis of the annual undiscounted cash flows of the operating and finance lease liabilities as of December 31, 2025:

	Operating Leases	Finance Leases
	(in thousands)
2026	$86	$100
2027	73	72
2028	75	50
2029	6	50
2030	—	50
Total lease payments	240	322
Less imputed interest	28	43
Total	$212	$279

Rental expense was $0.1 million in each of 2025, 2024, and 2023.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

17.
Concentration of Operations

The Company derives its premium revenues from its operations in the workers’ compensation insurance line of business.

Net premiums earned during 2025, 2024 and 2023 for the top ten states in 2025 and all others are shown below:

	2025		2024		2023
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Florida	$44,113	15.6%	$38,976	14.4%	$33,838	12.7%
Georgia	27,345	9.7%	28,267	10.4%	30,504	11.4%
Illinois	20,830	7.4%	16,294	6.0%	13,072	4.9%
Pennsylvania	20,272	7.2%	19,564	7.2%	19,963	7.5%
North Carolina	18,138	6.4%	15,863	5.9%	16,432	6.2%
Louisiana	17,218	6.1%	16,998	6.3%	21,150	7.9%
Wisconsin	10,996	3.9%	10,769	4.0%	11,724	4.4%
Virginia	10,507	3.7%	10,151	3.8%	10,400	3.8%
Alaska	9,994	3.4%	8,531	3.2%	8,178	3.1%
Minnesota	8,869	3.1%	8,323	3.1%	8,845	3.3%
All others	94,775	33.5%	96,903	35.7%	93,019	34.8%
Total net premiums earned	$283,057	100.0%	$270,639	100.0%	$267,125	100.0%

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

The following table summarizes the carrying or reported values and corresponding fair values for financial instruments:

	December 31,
	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$350,087	$344,576	$413,061	$399,721
Fixed maturity securities—available-for-sale	313,038	313,038	307,750	307,750
Equity securities	57,493	57,493	58,629	58,629
Short-term investments	14,237	14,237	9,338	9,338
Cash and cash equivalents	61,926	61,926	44,045	44,045

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2025.

Assets measured at fair value on a recurring basis as of December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$158,190	$—	$158,190
Corporate bonds	—	138,704	—	138,704
U.S. agency-based mortgage-backed securities	—	3,641	—	3,641
U.S. Treasury securities	12,503	—	—	12,503
Total securities available-for-sale—fixed maturity	12,503	300,535	—	313,038
Equity securities:
Domestic common stock - Exchange Traded Funds	57,493	—	—	57,493
Total	$69,996	$300,535	$—	$370,531

	December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$148,206	$—	$148,206
Corporate bonds	—	141,535	—	141,535
U.S. agency-based mortgage-backed securities	—	4,059	—	4,059
U.S. Treasury securities	13,950	—	—	13,950
Total securities available-for-sale—fixed maturity	13,950	293,800	—	307,750
Equity securities:
Domestic common stock - Exchange Traded Funds	58,629	—	—	58,629
Total	$72,579	$293,800	$—	$366,379

Assets measured at amortized cost net of allowance for credit losses as of December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$317,529	$—	$317,529
Corporate bonds	—	16,245	—	16,245
U.S. agency-based mortgage-backed securities	—	2,348	—	2,348
U.S. Treasury securities	8,445	—	—	8,445
Asset-backed securities	—	9	—	9
Total held-to-maturity	$8,445	$336,131	$—	$344,576

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

At December 31, 2025 and 2024, the Company did not hold any securities measured at fair value on a nonrecurring basis due to expected credit losses.

19. Segment Reporting

The Company operates as a single reportable segment, Insurance Operations, through its wholly-owned subsidiaries. Profits, losses and assets are evaluated on a consolidated basis.

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

The Company’s Chief Operating Decision Maker (CODM) is the Chief Executive Officer (CEO). As the Company's CODM, the CEO directs and controls the Company's operations and gives strategic guidance and direction to ensure the Company achieves its mission and objectives. The CODM evaluates the performance of and allocates resources for the Insurance Operations segment based on the operating results presented on the consolidated income statement, balance sheet and cash flow statement.

Two of the key financial measures used to evaluate our performance are return on average equity and growth in book value per share adjusted for dividends paid to shareholders and share repurchases. We calculate return on average equity by dividing annual net income by the average of annual shareholders’ equity. We calculate book value per share by dividing ending shareholders’ equity by the number of common shares outstanding.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

The Company does not have intra-entity sales or asset transfers.

The Company is a monoline insurance company operating solely within the U.S. and does not have revenue from transactions with a single policyholder accounting for 10% or more of its revenues.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

20. Capital Management

Share Repurchase Program—The Company’s board of directors initiated a share repurchase program in February 2010. In July 2025, our board of directors reauthorized this program with a limit of $25.0 million with no expiration date. As of December 31, 2025, $16.9 million was available for future repurchases under the share repurchase program. The repurchases may be effected from time to time pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The share repurchase program does not obligate the Company to repurchase any shares of the Company's common stock and may be modified, increased, suspended or terminated at the discretion of our board of directors. The board of directors' determination will depend on a variety of factors, including, but not limited to, market conditions and applicable regulatory considerations. It is anticipated that future repurchases will be funded from available capital.

During the year ended December 31, 2025, there were 291,289 shares repurchased under this program for $12.1 million, or an average price of $41.55, including commissions and excise tax.

During the year ended December 31, 2024, there were 113,411 shares repurchased under this program for $5.1 million, or an average price of $45.17, including commissions and excise tax.

During the year ended December 31, 2023, there were 46,741 shares repurchased under this program for $2.2 million, or an average price of $46.45, including commissions and excise tax.

Dividends—In 2013, the Company’s board of directors initiated a regular quarterly cash dividend. During 2025, the Company’s board of directors declared a quarterly cash dividend of $0.39 per share compared to $0.37 per share in 2024, and $0.34 per share in 2023. The Company declared special cash dividends totaling $1.00, $3.00 and $3.50 per share in 2025, 2024 and 2023, respectively.

21. Subsequent Events

On February 24, 2026 the Company's board of directors declared a regular quarterly cash dividend of $0.41 per share payable on March 20, 2026 to shareholders of record as of March 13, 2026. The Company’s board of directors considers the declaration and payment of a regular cash dividend each calendar quarter, and any such declaration and payment of dividends is at the discretion of the Company’s board of directors.

Schedule II. Condensed Financial Information of Registrant

AMERISAFE, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2025	2024
	(in thousands)
Assets:
Investments:
Fixed maturity securities—available-for-sale, at fair value (amortized cost $997 and $4,988 in 2025 and 2024, respectively)	$970	$4,925
Equity securities, at fair value (cost $0, and $5,110 in 2025 and 2024, respectively)	—	8,000
Short-term investments	4,593	—
Investment in subsidiaries	220,923	230,936
Total investments	226,486	243,861
Cash and cash equivalents	19,946	11,793
Deferred income taxes	1,240	685
Notes receivable from subsidiaries	2,398	2,007
Property and equipment, net	1,311	762
Federal income tax recoverable	3,252	1,676
Other assets	1,261	1,051
Total assets	$255,894	$261,835
Liabilities and shareholders’ equity
Liabilities:
Accounts payable and other liabilities	4,296	4,494
Total liabilities	4,296	4,494
Shareholders' equity (net of Treasury stock of $54,155 and $42,052 at December 31, 2025 and 2024, respectively)	251,598	257,341
Total liabilities and shareholders' equity	$255,894	$261,835

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenues
Net investment income	$3,593	$2,279	$4,861
Net unrealized gains (losses) on equity securities	(2,890)	141	(845)
Fee and other income	8,856	10,395	8,933
Total revenues	9,559	12,815	12,949
Expenses
Other operating costs	8,856	10,395	8,932
Total expenses	8,856	10,395	8,932
Income before income taxes and equity in earnings of subsidiaries	703	2,420	4,017
Income tax expense	617	1,412	1,055
Gain before equity in earnings of subsidiaries	86	1,008	2,962
Equity in net income of subsidiaries	47,058	54,428	59,146
Net income	$47,144	$55,436	$62,108

Schedule II. Condensed Financial Information of Registrant – (Continued)

AMERISAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Operating activities
Net cash provided by operating activities	$554	$2,623	$5,591
Investing activities
Purchases of investments	(4,588)	—	(24,885)
Proceeds from sales of investments	12,223	22,502	35,013
Purchases of property and equipment	(1,124)	231	(482)
Dividends from subsidiary	62,700	71,000	56,000
Net cash provided by investing activities	69,211	93,733	65,646
Financing activities
Finance lease purchases	(85)	(85)	(91)
Share-based compensation related tax withholding	(817)	(554)	(944)
Purchase of treasury stock	(12,103)	(5,123)	(2,171)
Dividends to shareholders	(48,607)	(85,436)	(93,307)
Net cash used in financing activities	(61,612)	(91,198)	(96,513)
Change in cash and cash equivalents	8,153	5,158	(25,276)
Cash and cash equivalents at beginning of year	11,793	6,635	31,911
Cash and cash equivalents at end of year	$19,946	$11,793	$6,635

Schedule VI. Supplemental Information Concerning Property—Casualty Insurance Operations

AMERISAFE, INC. AND SUBSIDIARIES

	Deferred Policy Acquisition Costs	Reserves for Unpaid Loss and Loss Adjustment Expense	Unearned Premium	Net Premiums Earned	Net Investment Income	Loss and LAE Related to Current Period	Loss and LAE Related to Prior Periods	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
	(in thousands)
2025	$21,085	$613,583	$135,503	$283,057	$26,993	$203,802	$(33,865)	$(44,224)	$200,996	$296,634
2024	19,151	651,309	121,926	270,639	29,212	192,153	(34,886)	(42,172)	172,948	275,980
2023	17,975	673,994	116,585	267,125	31,339	189,659	(41,396)	(40,859)	177,497	268,734

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of AMERISAFE, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AMERISAFE, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMERISAFE, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 27, 2026, expressed an unqualified opinion thereon.

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

Definition Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 27, 2026

Item 9B. Other Information.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 pursuant to Item 401(b)-(c) of Regulation S-K with respect to our executive officers and key employees is included in Part I of this report and is incorporated herein by reference.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2026 Annual Meeting of Shareholders. We plan to file our Proxy Statement within 120 days after December 31, 2025, the end of our fiscal year.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2026 Annual Meeting of Shareholders.

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

The information required by Item 10 with respect to our insider trading policies and procedures is incorporated by reference to the information included under the caption "Corporate Governance" in our Proxy Statement for the 2026 Annual Meeting of Shareholders. Additionally, a copy of our insider trading policy and 10b5-1 policy are included as Exhibit 19.1 and Exhibit 19.2, respectively, to this report.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, Its Committees, and Its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2026 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2026 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the caption “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement for the 2026 Annual Meeting of Shareholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Director Independence” in our Proxy Statement for the 2026 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2026 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

EXHIBIT INDEX

Exhibits:
3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed August 6, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed October 30,2025)

4.1	Description of the Registrant’s Securities Registered (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed February 26, 2021)

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

10.5*	AMERISAFE, Inc. 2012 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 27, 2017)

10.6*	Form of 2012 Equity and Incentive Compensation Plan Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed February 27, 2015)

10.7*	Form of 2012 Equity and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed February 28, 2014)

10.8*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 6, 2010)

10.9*	Form of Annual Incentive Compensation Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed February 26, 2016)

10.10*	Form of 2012 Plan Share Withholding Letter (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed October 28,2022)

10.11*	AMERISAFE, Inc. 2022 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 29, 2022)

10.12*

Form of 2022 Equity and Incentive Compensation Plan Restricted Share Units Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2022)

10.13*	Form of 2022 Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed February 21, 2023)

10.14*	Form of 2022 Equity and Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed February 28, 2025)

10.15*

Non-Employee Director Restricted Stock Plan, as amended and restated effective June 6, 2025 (incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed April 30, 2025)

19.1	AMERISAFE, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed February 28, 2025)

19.2	AMERISAFE, Inc. Rule 10b5-1 Policy (incorporated by reference to Exhibit 19.2 to the Company's Annual Report on Form 10-K filed February 28, 2025)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed February 26, 2016)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	AMERISAFE, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed February 23, 2024)

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract, compensatory plan or arrangement

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2026.

AMERISAFE, INC.

By:	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2026.

/s/ G. Janelle Frost	President, Chief Executive Officer, Principal Financial Officer, and Director (Principal Executive, Financial and Accounting Officer)
G. Janelle Frost

*	Chairman and Director
Jared A. Morris

*	Director
Michael J. Brown

*	Director
Teri G. Fontenot

*	Director
Philip A. Garcia

*	Director
Billy B. Greer

*	Director
Randall Roach

*	Director
Sean Traynor

Kathryn H. Shirley, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of the above-named directors of AMERISAFE, Inc. on this 27th day of February 2026, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

*By:	/s/ Kathryn H. Shirley
Kathryn H. Shirley, Attorney-in-Fact