Form 10-Q
period 2026-03-31
AMERISAFE INC
filed 2026-04-23
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of April 17, 2026, there were 18,703,771 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical facts. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “could,” “to be,” “anticipate”, “strive” and similar statements of a future or forward-looking nature identify forward-looking statements.

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
•
the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and
•
other risks and uncertainties described in more detail under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and from time to time in the Company’s other filings with the Securities and Exchange Commission (SEC).

The foregoing factors should not be construed as exhaustive and should be read together with the other risks described in this report, including, but not limited to, under the captions “Business” in Item 1, “Risk Factors” in Item 1A , “Cybersecurity” in Item 1C, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 and this report, as applicable, and as may be further amended by subsequent filings with the SEC. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Investors are cautioned that many of the assumptions upon which these forward-looking statements are based are likely to change after the date the forward-looking statements are made. The Company undertakes no obligation to update or revise any forward-looking statements, which speak only as of the date made, notwithstanding any changes in its assumptions, actual experience or other changes that arise after the date of this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $65 and $73 at March 31, 2026 and December 31, 2025, respectively, (fair value $332,659 and $344,576 at March 31, 2026, and December 31, 2025, respectively)	$340,546	$350,087
Fixed maturity securities—available-for-sale, at fair value (amortized cost $321,312, allowance for credit losses of $0 at March 31, 2026 and amortized cost $317,116, allowance for credit losses of $0 at December 31, 2025)	314,211	313,038
Equity securities, at fair value (cost $31,164 and $31,165 at March 31, 2026 and December 31, 2025, respectively)	55,840	57,493
Short-term investments	28,753	14,237
Total investments	739,350	734,855
Cash and cash equivalents	34,226	61,926
Amounts recoverable from reinsurers (net of allowance for credit losses of $227 and $264 at March 31, 2026 and December 31, 2025, respectively)	104,802	108,098
Premiums receivable (net of allowance for credit losses of $4,313 and $4,172 at March 31, 2026 and December 31, 2025, respectively)	175,210	160,944
Deferred income taxes	18,322	17,572
Accrued interest receivable	7,196	6,963
Property and equipment, net	7,144	7,293
Deferred policy acquisition costs	22,126	21,085
Federal income tax recoverable	1,197	3,088
Other assets	13,386	8,720
Total assets	$1,122,959	$1,130,544
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$601,861	$613,583
Unearned premiums	144,862	135,503
Amounts held for others	41,105	39,139
Policyholder deposits	33,159	33,532
Insurance-related assessments	16,774	15,979
Accounts payable and other liabilities	37,766	39,178
Payable for investments purchased	835	2,032
Total liabilities	876,362	878,946
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2026 and 2025; 20,797,870 and 20,769,021 shares issued; and 18,703,771 and 18,794,881 shares outstanding at March 31, 2026 and December 31, 2025, respectively	208	208
Additional paid-in capital	226,944	225,912
Treasury stock, at cost (2,094,099 and 1,974,140 shares at March 31, 2026 and December 31, 2025, respectively)	(58,186)	(54,155)
Accumulated earnings	83,296	82,850
Accumulated other comprehensive loss, net	(5,665)	(3,217)
Total shareholders’ equity	246,597	251,598
Total liabilities and shareholders’ equity	$1,122,959	$1,130,544

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues
Gross premiums written	$88,500	$83,784
Ceded premiums written	(4,069)	(4,179)
Net premiums written	$84,431	$79,605
Net premiums earned	$75,072	$68,885
Net investment income	6,597	6,652
Net realized (losses) gains on investments	(3)	2
Net unrealized losses on equity securities	(1,653)	(3,152)
Fee and other income	77	210
Total revenues	80,090	72,597
Expenses
Loss and loss adjustment expenses incurred	46,440	40,159
Underwriting and certain other operating costs	7,590	6,260
Commissions	6,693	6,055
Salaries and benefits	7,986	8,284
Policyholder dividends	1,229	634
Provision for investment related credit loss benefit	(8)	(16)
Total expenses	69,930	61,376
Income before income taxes	10,160	11,221
Income tax expense	2,015	2,272
Net income	$8,145	$8,949
Earnings per share
Basic	$0.43	$0.47
Diluted	$0.43	$0.47
Shares used in computing earnings per share
Basic	18,759,526	19,036,309
Diluted	18,863,395	19,154,426
Cash dividends declared per common share	$0.41	$0.39

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$8,145	$8,949
Other comprehensive income:
Unrealized (loss) gain on debt securities, net of tax	(2,448)	1,606
Comprehensive income	$5,697	$10,555

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2026 and 2025

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2025	20,769,021	$208	$225,912	(1,974,140)	$(54,155)	$82,850	$(3,217)	$251,598
Comprehensive income:
Net income	—	—	—	—	—	8,145	—	8,145
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(2,448)	(2,448)
Comprehensive income:								5,697
Common stock issued	28,849	—	729	—	—	—	—	729
Purchase of treasury stock	—	—	—	(119,959)	(4,031)	—	—	(4,031)
Share-based compensation	—	—	303	—	—	—	—	303
Dividends to shareholders	—	—	—	—	—	(7,699)	—	(7,699)
Balance at March 31, 2026	20,797,870	$208	$226,944	(2,094,099)	$(58,186)	$83,296	$(5,665)	$246,597

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2024	20,733,166	$207	$223,956	(1,682,851)	$(42,052)	$84,105	$(8,875)	$257,341
Comprehensive income:
Net income	—	—	—	—	—	8,949	—	8,949
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	1,606	1,606
Comprehensive income:								10,555
Share-based compensation	—	—	371	—	—	—	—	371
Dividends to shareholders	—	—	—	—	—	(7,454)	—	(7,454)
Balance at March 31, 2025	20,733,166	$207	$224,327	(1,682,851)	$(42,052)	$85,600	$(7,269)	$260,813

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$8,145	$8,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	175	214
Net amortization of investments	9	261
Change in investment related allowance for credit losses	(8)	(16)
Deferred income taxes	(99)	(91)
Net realized losses (gains) on investments	3	(2)
Net unrealized losses on equity securities	1,653	3,152
Share-based compensation	586	1,073
Changes in operating assets and liabilities:
Premiums receivable, net	(14,106)	(14,079)
Accrued interest receivable	(233)	(420)
Deferred policy acquisition costs	(1,041)	(1,271)
Other assets	(2,667)	1,772
Reserves for loss and loss adjustment expenses	(11,722)	(11,344)
Unearned premiums	9,359	10,720
Reinsurance balances	3,088	2,741
Amounts held for others and policyholder deposits	1,593	(5,301)
Federal income taxes recoverable	1,891	2,084
Accounts payable and other liabilities	676	(234)
Net cash used in operating activities	(2,698)	(1,792)
Investing activities
Purchases of investments available-for-sale	(20,773)	(8,320)
Purchases of short-term investments	(14,544)	(2,178)
Proceeds from maturities of investments held-to-maturity	7,506	16,236
Proceeds from sales and maturities of investments available-for-sale	15,362	4,209
Purchases of property and equipment	(26)	(2)
Net cash (used in) provided by investing activities	(12,475)	9,945
Financing activities
Finance lease purchases	(21)	(21)
Share-based compensation-related tax withholding	(709)	—
Purchase of treasury stock	(4,031)	—
Dividends to shareholders	(7,766)	(7,424)
Net cash used in financing activities	(12,527)	(7,445)
Change in cash and cash equivalents	(27,700)	708
Cash and cash equivalents at beginning of period	61,926	44,045
Cash and cash equivalents at end of period	$34,226	$44,753

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

AMERISAFE, Inc. is an insurance holding company incorporated in the state of Texas. The accompanying unaudited consolidated financial statements include the accounts of AMERISAFE and its wholly-owned subsidiaries: American Interstate Insurance Company (AIIC) and its wholly owned insurance subsidiaries, Silver Oak Casualty, Inc. (SOCI) and American Interstate Insurance Company of Texas (AIICTX); Amerisafe Risk Services, Inc. (RISK); and Amerisafe General Agency, Inc. (AGAI). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Nebraska. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. RISK is a claims and safety service company currently servicing only affiliated insurance companies. AGAI is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers.

The terms “AMERISAFE,” the “Company,” “we,” “us” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, services, manufacturing, and maritime. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the three months ended March 31, 2026 and 2025.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the Exchange Act), and therefore do not include all information and footnotes to be in conformity with accounting principles generally accepted in the United States (GAAP). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited consolidated financial statements contained herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results in future periods might differ from those estimates.

Adopted Accounting Guidance

The Company has not adopted any new accounting guidance in 2026.

Prospective Accounting Guidance

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Expense Disaggregation Disclosures, which requires disclosure of specified information about certain costs and expenses in the notes to the financial statements. The guidance is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2027, and interim reporting periods beginning in 2028. Early adoption of the new standard is permitted; however, the Company has not elected to early-adopt the standard. Prospective application is required, with retrospective application permitted. The Company is evaluating the impact of this disclosure-only requirement.

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

Note 2. Restricted Stock, Restricted Stock Units, and Stock Options

As of March 31, 2026, the Company has three equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan), the AMERISAFE 2012 Equity and Incentive Compensation Plan (the 2012 Incentive Plan) and the 2022 Equity and Incentive Compensation Plan (the 2022 Incentive Plan). In connection with the approval of the 2022 Incentive Plan by the Company’s shareholders at the annual meeting of shareholders in June 2022, no further grants will be made under the

2012 Incentive Plan. All grants made under the 2012 Incentive Plan will continue in effect, subject to the terms and conditions of the 2012 Incentive Plan. See Note 12 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the Company’s incentive plans.

During the three months ended March 31, 2026, the Company issued 24,619 shares of common stock to executive officers pursuant to vested performance awards and 4,230 shares of common stock to executive officers upon the vesting of restricted stock units (RSUs). The market value of these shares totaled $0.9 million. During the three months ended March 31, 2025, no shares of common stock were issued.

The Company had no stock options outstanding as of March 31, 2026.

The Company recognized share-based compensation expense of $0.6 million in the three months ended March 31, 2026 and $1.1 million in the same period in 2025.

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

	Three Months Ended
	March 31,
	2026	2025
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$8,145	$8,949
Basic weighted average common shares	18,759,526	19,036,309
Basic earnings per common share	$0.43	$0.47
Diluted EPS:
Net income	$8,145	$8,949
Diluted weighted average common shares:
Weighted average common shares	18,759,526	19,036,309
Restricted stock and RSUs	103,869	118,117
Diluted weighted average common shares	18,863,395	19,154,426
Diluted earnings per common share	$0.43	$0.47

Note 4. Investments

The amortized cost, allowance for credit losses, carrying amount, gross unrealized gains and losses, and the fair value of those investments classified as held-to-maturity at March 31, 2026 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$313,513	$(22)	$313,491	$1,101	$(8,241)	$306,351
Corporate bonds	16,184	(43)	16,141	—	(488)	15,653
U.S. agency-based mortgage-backed securities	2,315	—	2,315	16	(93)	2,238
U.S. Treasury securities and obligations of U.S. government agencies	8,590	—	8,590	3	(185)	8,408
Asset-backed securities	9	—	9	—	—	9
Totals	$340,611	$(65)	$340,546	$1,120	$(9,007)	$332,659

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at March 31, 2026 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$168,422	$334	$(6,887)	$161,869	$—
Corporate bonds	142,138	1,282	(1,088)	142,332	—
U.S. agency-based mortgage-backed securities	3,811	—	(317)	3,494	—
U.S. Treasury securities and obligations of U.S. government agencies	6,941	—	(425)	6,516	—
Totals	$321,312	$1,616	$(8,717)	$314,211	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at March 31, 2026 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock - Exchange Traded Funds	$31,164	$24,676	$—	$55,840
Total equity securities	$31,164	$24,676	$—	$55,840

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

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$28,535	$28,444	$28,620	$28,561
After one year through five years	72,149	70,410	76,161	74,506
After five years through ten years	120,858	117,201	119,321	116,970
After ten years	116,680	114,357	123,573	122,182
U.S. agency-based mortgage-backed securities	2,315	2,238	2,403	2,348
Asset-backed securities	9	9	9	9
Totals	$340,546	$332,659	$350,087	$344,576

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$28,846	$28,781	$41,029	$40,939
After one year through five years	89,171	87,825	76,260	75,796
After five years through ten years	74,422	73,244	76,895	76,076
After ten years	125,062	120,867	118,986	116,586
U.S. agency-based mortgage-backed securities	3,811	3,494	3,946	3,641
Totals	$321,312	$314,211	$317,116	$313,038

The following table summarizes the fair value and gross unrealized losses on fixed maturity securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2026.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
March 31, 2026
Available-for-Sale
States and political subdivisions	$67,158	$1,536	$59,936	$5,351	$127,094	$6,887
Corporate bonds	53,708	281	26,777	807	80,485	1,088
U.S. agency-based mortgage-backed securities	—	—	3,494	317	3,494	317
U.S. Treasury securities and obligations of U.S. government agencies	—	—	6,516	425	6,516	425
Total available-for-sale securities	$120,866	$1,817	$96,723	$6,900	$217,589	$8,717

At March 31, 2026, the Company held 179 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position.

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2025.

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the quarter ended March 31, 2026.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2025	$23	$50	$—	$—	$—	$73
Provision for credit loss benefit	(1)	(7)	—	—	—	(8)
Balance at March 31, 2026	$22	$43	$—	$—	$—	$65

As of March 31, 2026, the Company has established an allowance for credit losses on 261 held-to-maturity securities totaling $0.1 million. Most of those securities were issued by states and political subdivisions (252 securities) and corporate bonds (8 securities).

The Company had no allowance for credit losses on investments classified as available-for-sale for the period ended March 31, 2026.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of March 31, 2026.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized Cost
	(in thousands)
AAA/AA/A ratings	$313,513	$9,683	$2,315	$8,590	$—	$334,101
Baa/BBB ratings	—	6,501	—	—	9	6,510
Total	$313,513	$16,184	$2,315	$8,590	$9	$340,611

Net realized losses in the quarter ended March 31, 2026 were immaterial compared to immaterial net realized gains in the quarter ended March 31, 2025. Net realized results for both periods were attributable to the sales of fixed maturity securities classified as available-for-sale and redemption of fixed maturity securities.

During the three months ended March 31, 2026, the Company recognized through income $1.7 million of net unrealized losses on equity securities compared to $3.2 million of net unrealized losses on equity securities for the same period in 2025.

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

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” the Company provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of March 31, 2026 and 2025, the Company had no valuation allowance against its deferred income tax assets and liabilities.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes primarily due to the impact of tax-exempt investment income and state income tax accruals.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for either of the periods ended March 31, 2026 and 2025.

The Inflation Reduction Act was enacted on August 16, 2022, and included a new Corporate Alternative Minimum Tax (CAMT). The Company has determined it does not expect to be liable for CAMT in 2026.

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

Note 6. Loss Reserves

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid as of a given point in time. The reserves for loss and loss adjustment expenses are estimated using individual case-basis valuations, statistical analyses and estimates based upon experience for unreported claims and their associated loss and loss adjustment expenses. Such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in these estimates, management believes that the reserves for loss and loss adjustment expenses are adequate. The estimates are continually reviewed internally and periodically evaluated with our independent actuary. Adjustments are made as experience develops and new information becomes known. Any such adjustments are included in income from current operations. See Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding our loss and loss adjustment expense development.

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Balance, beginning of period	$613,583	$651,309
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	106,075	112,742
Net balance, beginning of period	507,508	538,567
Add incurred related to:
Current accident year	54,052	48,908
Prior accident years	(7,612)	(8,749)
Total incurred	46,440	40,159
Less paid related to:
Current accident year	2,697	2,037
Prior accident years	52,206	47,225
Total paid	54,903	49,262
Net balance, end of period	499,045	529,464
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	102,816	110,501
Balance, end of period	$601,861	$639,965

The foregoing reconciliation reflects favorable development of the net reserves at March 31, 2026 and March 31, 2025. The favorable development reduced loss and loss adjustment expenses incurred by $7.6 million and $8.7 million during each of the first three months of 2026 and 2025, respectively. The revisions to our reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and we continually revise estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across prior accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement. We believe the favorable case reserve development resulted primarily from an intensive claims management focus with the Company actively seeking to settle claims.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Balance, beginning of period	$264	$300
Provision for credit loss benefit	(37)	(6)
Balance, end of period	$227	$294

Note 7. Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income includes net income plus unrealized gains and losses on our available-for-sale investment securities, net of tax. In reporting comprehensive income on a net basis in the statements of comprehensive income, we used a 21% tax rate in 2026 and 2025. The difference between net income as reported and comprehensive income was due primarily to changes in unrealized gains and losses, net of tax, on available-for-sale debt securities.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive loss for each period presented in the interim financial statements.

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Balance, beginning of period	$(3,217)	$(8,875)
Other comprehensive (loss) income before reclassification	(2,462)	1,602
Amounts reclassified from accumulated other comprehensive loss	14	4
Net current period other comprehensive (loss) income	(2,448)	1,606
Balance, end of period	$(5,665)	$(7,269)

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive loss to current period net income. The effects of reclassifications out of accumulated other comprehensive loss by the respective line items of net income are presented in the following table.

Component of Accumulated Other Comprehensive Loss	Three Months Ended March 31,		Affected line item in the statement of income
	2026	2025
	(in thousands)
Unrealized losses on debt securities, net of tax	$(18)	$(6)	Net realized gains (losses) on investments
	(18)	(6)	Income before income taxes
Unrealized losses on debt securities, net of tax	4	2	Income tax expense
	$(14)	$(4)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2026.

At March 31, 2026, assets measured at fair value on a recurring basis are summarized below:

	March 31, 2026
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$161,869	$—	$161,869
Corporate bonds	—	142,332	—	142,332
U.S. agency-based mortgage-backed securities	—	3,494	—	3,494
U.S. Treasury securities	6,516	—	—	6,516
Total securities available-for-sale—fixed maturity	6,516	307,695	—	314,211
Equity securities:
Domestic common stock - Exchange Traded Funds	55,840	—	—	55,840
Total	$62,356	$307,695	$—	$370,051

At March 31, 2026, assets measured at amortized cost net of allowance for credit losses are summarized below:

	March 31, 2026
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$306,351	$—	$306,351
Corporate bonds	—	15,653	—	15,653
U.S. agency-based mortgage-backed securities	—	2,238	—	2,238
U.S. Treasury securities	8,408	—	—	8,408
Asset-backed securities	—	9	—	9
Total held-to-maturity	$8,408	$324,251	$—	$332,659

At December 31, 2025, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$158,190	$—	$158,190
Corporate bonds	—	138,704	—	138,704
U.S. agency-based mortgage-backed securities	—	3,641	—	3,641
U.S. Treasury securities	12,503	—	—	12,503
Total securities available-for-sale—fixed maturity	$12,503	$300,535	$—	$313,038
Equity securities:
Domestic common stock - Exchange Traded Funds	57,493	—	—	57,493
Total	$69,996	$300,535	$—	$370,531

At December 31, 2025, assets measured at amortized cost net of allowance for credit losses are summarized below:

	December 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$317,529	$—	$317,529
Corporate bonds	—	16,245	—	16,245
U.S. agency-based mortgage-backed securities	—	2,348	—	2,348
U.S. Treasury securities	8,445	—	—	8,445
Asset-backed securities	—	9	—	9
Total held-to-maturity	$8,445	$336,131	$—	$344,576

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of March 31, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$340,546	$332,659	$350,087	$344,576
Fixed maturity securities—available-for-sale	314,211	314,211	313,038	313,038
Equity securities	55,840	55,840	57,493	57,493
Short-term investments	28,753	28,753	14,237	14,237
Cash and cash equivalents	34,226	34,226	61,926	61,926

Note 9. Treasury Stock

The Company’s Board of Directors (the Board) initiated a share repurchase program in February 2010. In July 2025, the Board reauthorized this program with a limit of $25.0 million with no expiration date. As of March 31, 2026, $12.9 million was available for future repurchases under the share repurchase program. The repurchases may be effected from time to time pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The share repurchase program does not obligate the Company to repurchase any shares of the Company’s common stock and may be modified, increased, suspended or terminated at the discretion of the Board. The Board’s determination will depend on a variety of factors, including, but not limited to, market conditions and applicable regulatory considerations. It is anticipated that any future repurchases will be funded from available capital.

During the three months ended March 31, 2026, the Company repurchased 119,959 shares of its common stock under the share repurchase program for $4.0 million, or an average price of $33.60 per share, including commissions and excise tax. During the three months ended March 31, 2025, no shares were repurchased.

Note 10. Segment Reporting

We operate as a single reportable segment, Insurance Operations, through our wholly-owned subsidiaries. Profits, losses and assets are evaluated on a consolidated basis.

We are a specialty provider of workers’ compensation insurance focused on small to mid-sized employers engaged in high hazard industries. The Insurance Operations segment derives premium revenues from the sales of workers’ compensation insurance through independent agencies, including retail and wholesale brokers and agents. The accounting policies of the Insurance Operations are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

Our Chief Operating Decision Maker (CODM) is the Chief Executive Officer (CEO). As our CODM, the CEO directs and controls our operations and gives strategic guidance and direction to ensure we achieve our mission and objectives. The CODM evaluates the performance of and allocates resources for the Insurance Operations segment based on the operating results presented on the consolidated income statement, balance sheet and cash flow statement.

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

We do not have intra-entity sales or asset transfers.

We are a monoline insurance company operating solely within the U.S. and does not have revenue from transactions with a single policyholder accounting for 10% or more of its revenues.

There are no differences from our Annual Report on Form 10-K for the year ended December 31, 2025 in the basis of segmentation or in the basis of measurement of segment profit or loss.

Note 11. Subsequent Events

On April 21, 2026, the Board declared a regular quarterly cash dividend of $0.41 per share, payable on June 19, 2026 to shareholders of record as of June 12, 2026. The Board considers the declaration and payment of a regular cash dividend each calendar quarter, and any such declaration and payment of dividends is at the discretion of the Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of its consolidated financial position, results of operations and cash flows. The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. This discussion includes forward-looking statements that are not guarantees of future performance and are not necessarily indicative of future operating results. See “Cautionary Statement Regarding Forward-Looking Statements” in Part I above for further discussion.

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

We actively market our insurance in 27 states through independent agencies (including retail and wholesale brokers and agents), as well as through our wholly owned insurance agency subsidiary, Amerisafe General Agency, Inc. We are also licensed in an additional 20 states, the District of Columbia, and the U.S. Virgin Islands.

Critical Accounting Policies and Estimates

Understanding our accounting policies is key to understanding our financial statements. Management considers some of these policies to be very important to the presentation of our financial results because they require us to make significant estimates and assumptions. These estimates and assumptions affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosures. Some of the estimates result from judgments that can be subjective and complex and, consequently, actual results in future periods might differ from these estimates.

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

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025
	(dollars in thousands, except percentages and per share data)
	(unaudited)
Gross premiums written	$88,500	$83,784
Net premiums earned	75,072	68,885
Net investment income	6,597	6,652
Total revenues	80,090	72,597
Total expenses	69,930	61,376
Net income	8,145	8,949
Diluted earnings per common share	$0.43	$0.47
Other Key Measures
Net combined ratio (1)	93.2%	89.1%
Return on average equity (2)	13.1%	13.8%
Book value per share (3)	$13.18	$13.69

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

Consolidated Results of Operations for Three Months Ended March 31, 2026 Compared to March 31, 2025

Gross Premiums Written. Gross premiums written for the quarter ended March 31, 2026 were $88.5 million, compared to $83.8 million for the same period in 2025, an increase of 5.6%. The increase was attributable to a $6.3 million increase in voluntary premiums on policies written during the period. The increase was partially offset by a $1.4 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters.

Net Premiums Written. Net premiums written for the quarter ended March 31, 2026 were $84.4 million, compared to $79.6 million for the same period in 2025, an increase of 6.1%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.1% for the first quarter of 2026 compared to 5.7% for the first quarter of 2025. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2026 reinsurance treaties. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Net Premiums Earned. Net premiums earned for the first quarter of 2026 were $75.1 million, compared to $68.9 million for the same period in 2025, an increase of 9.0%. The increase was primarily attributable to the increase in net premiums written during the period.

Net Investment Income. Net investment income for the quarter ended March 31, 2026 was $6.6 million, compared to $6.7 million for the same period in 2025, a decrease of 0.8%. The decrease was due to slightly lower average invested asset balances in the period compared to the same period in the prior year. Average invested assets, including cash and cash equivalents, were $790.6 million in the quarter ended March 31, 2026 compared to an average of $835.5 million for the same period in 2025, a decrease of 5.4%. The pre-tax investment yield on our investment portfolio was 3.4% per annum during the quarter ended March 31, 2026 compared to 3.2% per annum for the same period in 2025. The tax-equivalent yield on our investment portfolio was 3.9% per annum for the quarter ended March 31, 2026 compared to 3.8% per annum for the same period in 2025. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses in the quarter ended March 31, 2026 were immaterial, compared to immaterial net realized gains for the same period in 2025. Net realized results for both periods were attributable to the sales of fixed maturity securities classified as available-for-sale and redemption of fixed maturity securities.

Net Unrealized Losses on Equity Securities. The market value of our equity securities decreased by $1.7 million for the three months ended March 31, 2026 compared to a decrease of $3.2 million for the same period in 2025.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $46.4 million for the three months ended March 31, 2026, compared to $40.2 million for the same period in 2025, an increase of $6.3 million, or 15.6%. The current accident year loss and LAE incurred totaled $54.1 million for the three months ended March 31, 2026, compared to $48.9 million for the same period in 2025. As of March 31, 2026, our initial estimate for loss and LAE for accident year 2026 is 72.0% of net premiums earned, reflective of pressure from continued rate decreases and long-term claim frequency and severity trends, as well as medical inflation. As of March 31, 2025, our initial estimate for loss and LAE for accident year 2025 was 71.0% of net premiums earned and was increased to 72.0% in the fourth quarter of 2025 largely due to the frequency of severity observed in that accident year. We recorded favorable prior accident year development of $7.6 million in the first quarter of 2026, compared to favorable prior accident year development of $8.7 million in the same period of 2025, as further discussed below in “Prior Year Development.” Our net loss ratio was 61.9% in the first quarter of 2026, compared to 58.3% for the same period of 2025.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended March 31, 2026 were $22.3 million, compared to $20.6 million for the same period in 2025, an increase of 8.1%. This increase was primarily due to a $0.9 million decrease in profit sharing reinsurance commission and a $0.6 million increase in commission expense. Our expense ratio was 29.7% in the first quarter of 2026 compared to 29.9% in the first quarter of 2025.

Income Tax Expense. Income tax expense for the three months ended March 31, 2026 was $2.0 million, compared to $2.3 million for the same period in 2025. The effective tax rate for the Company for the quarter ended March 31, 2026 was 19.8% compared to 20.2% in the first quarter of 2025. The decrease in the effective tax rate was due to a higher proportion of income from tax-exempt investments for the three months ended March 31, 2026 compared with the same period of 2025.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash used in operating activities was $2.7 million for the three months ended March 31, 2026, which represented a $0.9 million increase from $1.8 million in net cash used in operating activities for the three months ended March 31, 2025. This decrease in operating cash flow was due to a $2.2 million increase in underwriting expenses paid and a $1.7 million increase in losses paid, partially offset by a $2.5 million increase in premium collections and a $0.6 million increase in reinsurance recoveries.

Net cash used in investing activities was $12.5 million for the three months ended March 31, 2026, compared to net cash provided by investment activities of $9.9 million for the same period in 2025. Cash provided by sales and maturities of investments totaled $22.9 million for the three months ended March 31, 2026, compared to $20.4 million for the same period in 2025. A total of $35.3 million in cash was used to purchase investments in the three months ended March 31, 2026, compared to $10.5 million in purchases for the same period in 2025. There were immaterial purchases of property and equipment in the three months ended March 31, 2026 and 2025.

Net cash used in financing activities in the three months ended March 31, 2026 was $12.5 million, compared to net cash used in financing activities of $7.4 million for the same period in 2025. In the three months ended March 31, 2026, $7.8 million of cash was used for dividends paid to shareholders compared to $7.4 million in the same period of 2025. In the three months ended March 31, 2026, there were repurchases of outstanding shares of our common stock of $4.0 million compared to none for the same period in 2025. Share-based compensation-related payroll tax withholding was $0.7 million in the three months ended March 31, 2026, compared to none in the same period in 2025.

Investment Portfolio

The carrying value of our investment portfolio, including cash and cash equivalents, totaled $773.6 million at March 31, 2026, compared to $796.8 million at December 31, 2025, a decrease of 2.9%. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity. Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale are reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2026, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$313,491	40.5%
Corporate bonds	16,141	2.2%
U.S. agency-based mortgage-backed securities	2,315	0.3%
U.S. Treasury securities and obligations of U.S. government agencies	8,590	1.1%
Asset-backed securities	9	—
Total fixed maturity securities—held-to-maturity	340,546	44.1%
Fixed maturity securities—available-for-sale:
States and political subdivisions	161,869	20.9%
Corporate bonds	142,332	18.4%
U.S. agency-based mortgage-backed securities	3,494	0.5%
U.S. Treasury securities and obligations of U.S. government agencies	6,516	0.8%
Total fixed maturity securities—available-for-sale	314,211	40.6%
Equity securities	55,840	7.2%
Short-term investments	28,753	3.7%
Cash and cash equivalents	34,226	4.4%
Total investments, including cash and cash equivalents	$773,576	100.0%

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

We classify the majority of our fixed maturity securities as “held-to-maturity.” We do not reflect any changes in non-credit related unrecognized gains and losses until realized. Upon the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), management is required to estimate expected credit related losses for these securities and recognize a credit loss allowance on the balance sheet with a corresponding adjustment to earnings. Subsequent adjustments to the estimated expected credit related losses are recognized through earnings within the category “provision for investment related credit loss benefit”, and adjustments to the credit loss allowance. The remainder of our fixed maturity securities are classified as “available-for-sale.” These investments are valued at fair value at the end of each period, with changes in fair value flowing through other comprehensive income. Equity securities are valued at fair value with changes in the fair value recognized in net income.

Prior Year Development

The Company recorded favorable prior accident year loss and loss adjustment expense development of $7.6 million in the three months ended March 31, 2026. The table below sets forth the favorable development for the three months ended March 31, 2026 and 2025 for accident years 2021 through 2025 and, collectively, for all accident years prior to 2021.

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Accident Year
2025	$—	$—
2024	—	—
2023	2.3	—
2022	—	0.9
2021	0.9	3.3
Prior to 2021	4.4	4.5
Total net development	$7.6	$8.7

The table below sets forth the number of open claims as of March 31, 2026 and 2025, and the number of claims reported and closed during the three months then ended.

	Three Months Ended
	March 31,
	2026	2025
Open claims at beginning of period	4,096	3,798
Claims reported	1,018	906
Claims closed	(973)	(864)
Open claims at end of period	4,141	3,840

The number of open claims at March 31, 2026 increased by 301 claims as compared to the number of open claims at March 31, 2025. The increase in the number of claims reported is directly correlated to the increase of our in-force policy count.

At March 31, 2026, our incurred amounts for certain accident years, primarily 2012, 2020 and 2023, developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the Company’s financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of March 31, 2026, actual results for certain accident years have been better than our assumptions would have predicted. While we do not presently intend to modify our assumptions for establishing reserves in light of recent results, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk. We currently have no exposure to foreign currency risk.

Since December 31, 2025, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2026, we had repurchased a total of 2,094,099 shares of our outstanding common stock for $58.2 million since the inception of our share repurchase program in 2010. The repurchases may be effected from time to time pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The share repurchase program does not obligate the Company to repurchase any shares of the Company’s common stock and may be modified, increased, suspended or terminated at the discretion of our board of directors. The board of directors’ determination will depend on a variety of factors including, but not limited to, market conditions and applicable regulatory considerations. It is anticipated that any future repurchases will be funded from available capital.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
				(in thousands)
January 1, 2026 to January 31, 2026	—	$—	—	$16,920
February 1, 2026 to February 28, 2026	—	—	—	16,920
March 1, 2026 to March 31, 2026	119,959	33.60	119,959	12,890
Total	119,959		119,959

(1) Average price paid per share includes commissions and excise tax.

(2) In July 2025, the Company announced a share repurchase program that replaced the Company’s prior program, authorizing the repurchase of shares of the Company’s common stock in an aggregate amount of up to $25.0 million with no expiration date.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed October 30, 2025)

10.1	Employment Agreement, effective as of March 15, 2026, between the Company and Henry O. Lestage, IV

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

April 23, 2026	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)