Form 10-Q
period 2026-06-30
AMERISAFE INC
filed 2026-07-23
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

As of July 17, 2026, there were 18,536,058 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical facts. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “could,” “to be,” “anticipate,” “strive,” and similar statements of a future or forward-looking nature identify forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $60 and $73 at June 30, 2026 and December 31, 2025, respectively, (fair value $327,158 and $344,576 at June 30, 2026, and December 31, 2025, respectively)	$332,714	$350,087
Fixed maturity securities—available-for-sale, at fair value (amortized cost $290,264, allowance for credit losses of $0 at June 30, 2026 and amortized cost $317,116, allowance for credit losses of $0 at December 31, 2025)	285,249	313,038
Equity securities, at fair value (cost $31,164 and $31,165 at June 30, 2026 and December 31, 2025, respectively)	63,952	57,493
Short-term investments	23,272	14,237
Total investments	705,187	734,855
Cash and cash equivalents	65,476	61,926
Amounts recoverable from reinsurers (net of allowance for credit losses of $217 and $264 at June 30, 2026 and December 31, 2025, respectively)	105,659	108,098
Premiums receivable (net of allowance for credit losses of $4,159 and $4,172 at June 30, 2026 and December 31, 2025, respectively)	183,135	160,944
Deferred income taxes	17,264	17,572
Accrued interest receivable	6,930	6,963
Property and equipment, net	6,951	7,293
Deferred policy acquisition costs	22,618	21,085
Federal income tax recoverable	1,020	3,088
Other assets	13,051	8,720
Total assets	$1,127,291	$1,130,544
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$594,090	$613,583
Unearned premiums	149,341	135,503
Amounts held for others	43,530	39,139
Policyholder deposits	32,572	33,532
Insurance-related assessments	18,293	15,979
Accounts payable and other liabilities	39,474	39,178
Payable for investments purchased	—	2,032
Total liabilities	877,300	878,946
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2026 and 2025; 20,814,250 and 20,769,021 shares issued; and 18,536,058 and 18,794,881 shares outstanding at June 30, 2026 and December 31, 2025, respectively	208	208
Additional paid-in capital	227,323	225,912
Treasury stock, at cost (2,278,192 and 1,974,140 shares at June 30, 2026 and December 31, 2025, respectively)	(63,810)	(54,155)
Accumulated earnings	90,250	82,850
Accumulated other comprehensive loss, net	(3,980)	(3,217)
Total shareholders’ equity	249,991	251,598
Total liabilities and shareholders’ equity	$1,127,291	$1,130,544

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Gross premiums written	$85,968	$79,704	$174,468	$163,488
Ceded premiums written	(4,216)	(4,185)	(8,285)	(8,364)
Net premiums written	$81,752	$75,519	$166,183	$155,124
Net premiums earned	$77,273	$69,381	$152,345	$138,266
Net investment income	6,528	6,691	13,125	13,343
Net realized (losses) gains on investments	(87)	3,116	(90)	3,118
Net unrealized gains (losses) on equity securities	8,113	1,829	6,460	(1,323)
Fee and other income	144	71	221	281
Total revenues	91,971	81,088	172,061	153,685
Expenses
Loss and loss adjustment expenses incurred	48,341	40,660	94,781	80,819
Underwriting and certain other operating costs	9,131	8,053	16,721	14,313
Commissions	6,973	6,234	13,666	12,289
Salaries and benefits	8,499	7,459	16,485	15,743
Policyholder dividends	767	1,239	1,996	1,873
Provision for investment related credit loss benefit	(5)	(12)	(13)	(28)
Total expenses	73,706	63,633	143,636	125,009
Income before income taxes	18,265	17,455	28,425	28,676
Income tax expense	3,670	3,500	5,685	5,772
Net income	$14,595	$13,955	$22,740	$22,904
Earnings per share
Basic	$0.79	$0.73	$1.22	$1.20
Diluted	$0.78	$0.73	$1.21	$1.20
Shares used in computing earnings per share
Basic	18,579,890	19,038,360	18,669,214	19,037,339
Diluted	18,702,282	19,119,600	18,795,904	19,120,530
Cash dividends declared per common share	$0.41	$0.39	$0.82	$0.78

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$14,595	$13,955	$22,740	$22,904
Other comprehensive income:
Unrealized gain (loss) on debt securities, net of tax	1,685	(292)	(763)	1,314
Comprehensive income	$16,280	$13,663	$21,977	$24,218

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2026 and 2025

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at March 31, 2026	20,797,870	$208	$226,944	(2,094,099)	$(58,186)	$83,296	$(5,665)	$246,597
Comprehensive income:
Net income	—	—	—	—	—	14,595	—	14,595
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	1,685	1,685
Comprehensive income:								16,280
Common stock issued	16,380	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(184,093)	(5,624)	—	—	(5,624)
Share-based compensation	—	—	379	—	—	—	—	379
Dividends to shareholders	—	—	—	—	—	(7,641)	—	(7,641)
Balance at June 30, 2026	20,814,250	$208	$227,323	(2,278,192)	$(63,810)	$90,250	$(3,980)	$249,991

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at March 31, 2025	20,733,166	$207	$224,327	(1,682,851)	$(42,052)	$85,600	$(7,269)	$260,813
Comprehensive income:
Net income	—	—	—	—	—	13,955	—	13,955
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(292)	(292)
Comprehensive income:								13,663
Common stock issued	31,189	1	943	—	—	—	—	944
Purchase of treasury stock	—	—	—	(62,757)	(2,796)	—	—	(2,796)
Share-based compensation	—	—	404	—	—	—	—	404
Dividends to shareholders	—	—	—	—	—	(7,458)	—	(7,458)
Balance at June 30, 2025	20,764,355	$208	$225,674	(1,745,608)	$(44,848)	$92,097	$(7,561)	$265,570

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2026 and 2025

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2025	20,769,021	$208	$225,912	(1,974,140)	$(54,155)	$82,850	$(3,217)	$251,598
Comprehensive income:
Net income	—	—	—	—	—	22,740	—	22,740
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(763)	(763)
Comprehensive income:								21,977
Common stock issued	45,229	—	729	—	—	—	—	729
Purchase of treasury stock	—	—	—	(304,052)	(9,655)	—	—	(9,655)
Share-based compensation	—	—	682	—	—	—	—	682
Dividends to shareholders	—	—	—	—	—	(15,340)	—	(15,340)
Balance at June 30, 2026	20,814,250	$208	$227,323	(2,278,192)	$(63,810)	$90,250	$(3,980)	$249,991

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2024	20,733,166	$207	$223,956	(1,682,851)	$(42,052)	$84,105	$(8,875)	$257,341
Comprehensive income:
Net income	—	—	—	—	—	22,904	—	22,904
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	1,314	1,314
Comprehensive income:								24,218
Common stock issued	31,189	1	943	—	—	—	—	944
Purchase of treasury stock	—	—	—	(62,757)	(2,796)	—	—	(2,796)
Share-based compensation	—	—	775	—	—	—	—	775
Dividends to shareholders	—	—	—	—	—	(14,912)	—	(14,912)
Balance at June 30, 2025	20,764,355	$208	$225,674	(1,745,608)	$(44,848)	$92,097	$(7,561)	$265,570

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$22,740	$22,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	353	409
Net amortization of investments	(14)	446
Change in investment related allowance for credit losses	(13)	(28)
Deferred income taxes	511	(974)
Net realized losses (gains) on investments	90	(3,118)
Net unrealized (gains) losses on equity securities	(6,460)	1,323
Net realized losses on disposal of assets	19	—
Share-based compensation	1,351	1,816
Changes in operating assets and liabilities:
Premiums receivable, net	(22,463)	(23,314)
Accrued interest receivable	33	(131)
Deferred policy acquisition costs	(1,533)	(1,998)
Other assets	(1,571)	649
Reserves for loss and loss adjustment expenses	(19,493)	(27,214)
Unearned premiums	13,838	16,858
Reinsurance balances	2,341	1,248
Amounts held for others and policyholder deposits	3,431	(2,579)
Federal income taxes recoverable	2,068	(215)
Accounts payable and other liabilities	3,867	3,683
Net cash used in operating activities	(905)	(10,235)
Investing activities
Purchases of investments available-for-sale	(25,437)	(14,491)
Purchases of equity securities	—	(213)
Purchases of short-term investments	(17,294)	(5,469)
Proceeds from maturities of investments held-to-maturity	14,566	30,473
Proceeds from sales and maturities of investments available-for-sale	50,119	15,628
Proceeds from sales of equity securities	—	8,232
Proceeds from sales and maturities of short-term investments	8,326	—
Purchases of property and equipment	(29)	(1,084)
Net cash provided by investing activities	30,251	33,076
Financing activities
Finance lease purchases	(40)	(42)
Share-based compensation-related tax withholding	(709)	(673)
Purchase of treasury stock	(9,655)	(2,796)
Dividends to shareholders	(15,392)	(14,910)
Net cash used in financing activities	(25,796)	(18,421)
Change in cash and cash equivalents	3,550	4,420
Cash and cash equivalents at beginning of period	61,926	44,045
Cash and cash equivalents at end of period	$65,476	$48,465

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

AMERISAFE, Inc. is an insurance holding company incorporated in the state of Texas. The accompanying unaudited consolidated financial statements include the accounts of AMERISAFE and its wholly owned subsidiaries: American Interstate Insurance Company (AIIC) and its wholly owned insurance subsidiaries, Silver Oak Casualty, Inc. (SOCI) and American Interstate Insurance Company of Texas (AIICTX); Amerisafe Risk Services, Inc. (RISK); and Amerisafe General Agency, Inc. (AGAI). AIIC and SOCI are property and casualty insurance companies organized under the laws of the state of Nebraska. AIICTX is a property and casualty insurance company organized under the laws of the state of Texas. RISK is a claims and safety service company currently servicing only affiliated insurance companies. AGAI is a general agent for the Company. AGAI sells insurance, which is underwritten by AIIC, SOCI and AIICTX, as well as by nonaffiliated insurance carriers.

The terms “AMERISAFE,” the “Company,” “we,” “us” or “our” refer to AMERISAFE, Inc. and its consolidated subsidiaries, as the context requires.

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, services, manufacturing, and maritime. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the six months ended June 30, 2026 and 2025.

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

Prospective Accounting Guidance

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Expense Disaggregation Disclosures, which requires disclosure of specified information about certain costs and expenses in the notes to the financial statements. The guidance is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2027, and interim reporting periods beginning in 2028. Early adoption of the new standard is permitted; however, the Company has not elected to early adopt the standard. Prospective application is required, with retrospective application permitted. The Company is evaluating the impact of this disclosure-only requirement.

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

Note 2. Restricted Stock, Restricted Stock Units, and Stock Options

As of June 30, 2026, the Company has three equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan), the AMERISAFE 2012 Equity and Incentive Compensation Plan (the 2012 Incentive Plan) and the 2022 Equity and Incentive Compensation Plan (the 2022 Incentive Plan). In connection with the approval of the 2022 Incentive Plan by the Company’s shareholders at the annual meeting of shareholders in June 2022, no further grants will be made under the 2012 Incentive Plan. All grants made under the 2012 Incentive Plan will continue in effect, subject to the terms and conditions of the 2012 Incentive Plan. See Note 12 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the Company’s incentive plans.

During the six months ended June 30, 2026, the Company issued 24,619 shares of common stock to executive officers pursuant to vested performance awards and 4,230 shares of common stock to executive officers upon the vesting of restricted stock units (RSUs). During the six months ended June 30, 2026, the Company awarded 16,380 shares of restricted common stock to non-employee directors. The market value of these shares totaled $1.5 million. During the six months ended June 30, 2025, the Company issued 19,737 shares of common stock to executive officers pursuant to vested performance awards. During the six months ended June 30, 2025, the Company awarded 11,452 shares of restricted common stock to non-employee directors. The market value of these shares totaled $1.4 million.

The Company had no stock options outstanding as of June 30, 2026.

The Company recognized share-based compensation expense of $0.8 million in the quarter ended June 30, 2026 and $0.7 million in the same period in 2025. The Company recognized share-based compensation expense of $1.4 million in the six months ended June 30, 2026 and $1.8 million in the same period in 2025.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$14,595	$13,955	$22,740	$22,904
Basic weighted average common shares	18,579,890	19,038,360	18,669,214	19,037,339
Basic earnings per common share	$0.79	$0.73	$1.22	$1.20
Diluted EPS:
Net income	$14,595	$13,955	$22,740	$22,904
Diluted weighted average common shares:
Weighted average common shares	18,579,890	19,038,360	18,669,214	19,037,339
Restricted stock and RSUs	122,392	81,240	126,690	83,191
Diluted weighted average common shares	18,702,282	19,119,600	18,795,904	19,120,530
Diluted earnings per common share	$0.78	$0.73	$1.21	$1.20

Note 4. Investments

The amortized cost, allowance for credit losses, carrying amount, gross unrealized gains and losses, and the fair value of those investments classified as held-to-maturity at June 30, 2026 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$305,868	$(21)	$305,847	$2,175	$(6,972)	$301,050
Corporate bonds	16,050	(39)	16,011	—	(446)	15,565
U.S. agency-based mortgage-backed securities	2,234	—	2,234	12	(102)	2,144
U.S. Treasury securities and obligations of U.S. government agencies	8,613	—	8,613	1	(224)	8,390
Asset-backed securities	9	—	9	—	—	9
Totals	$332,774	$(60)	$332,714	$2,188	$(7,744)	$327,158

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at June 30, 2026 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$163,451	$881	$(5,242)	$159,090	$—
Corporate bonds	114,358	1,085	(949)	114,494	—
U.S. agency-based mortgage-backed securities	3,668	—	(339)	3,329	—
U.S. Treasury securities and obligations of U.S. government agencies	8,787	—	(451)	8,336	—
Totals	$290,264	$1,966	$(6,981)	$285,249	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at June 30, 2026 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock - Exchange Traded Funds	$31,164	$32,788	$—	$63,952
Total equity securities	$31,164	$32,788	$—	$63,952

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

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$30,276	$30,143	$28,620	$28,561
After one year through five years	71,888	69,852	76,161	74,506
After five years through ten years	115,642	112,707	119,321	116,970
After ten years	112,665	112,303	123,573	122,182
U.S. agency-based mortgage-backed securities	2,234	2,144	2,403	2,348
Asset-backed securities	9	9	9	9
Totals	$332,714	$327,158	$350,087	$344,576

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$3,044	$3,034	$41,029	$40,939
After one year through five years	83,038	81,661	76,260	75,796
After five years through ten years	71,621	70,416	76,895	76,076
After ten years	128,893	126,809	118,986	116,586
U.S. agency-based mortgage-backed securities	3,668	3,329	3,946	3,641
Totals	$290,264	$285,249	$317,116	$313,038

The following table summarizes the fair value and gross unrealized losses on fixed maturity securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2026.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
June 30, 2026
Available-for-Sale
States and political subdivisions	$31,270	$346	$61,717	$4,896	$92,987	$5,242
Corporate bonds	37,261	292	19,093	657	56,354	949
U.S. agency-based mortgage-backed securities	—	—	3,329	339	3,329	339
U.S. Treasury securities and obligations of U.S. government agencies	3,821	18	4,515	433	8,336	451
Total available-for-sale securities	$72,352	$656	$88,654	$6,325	$161,006	$6,981

At June 30, 2026, the Company held 137 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position.

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the quarter ended June 30, 2026.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at March 31, 2026	$22	$43	$—	$—	$—	$65
Provision for credit loss benefit	(1)	(4)	—	—	—	(5)
Balance at June 30, 2026	$21	$39	$—	$—	$—	$60

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the six months ended June 30, 2026.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2025	$23	$50	$—	$—	$—	$73
Provision for credit loss benefit	(2)	(11)	—	—	—	(13)
Balance at June 30, 2026	$21	$39	$—	$—	$—	$60

As of June 30, 2026, the Company has established an allowance for credit losses on 254 held-to-maturity securities totaling $0.1 million. Most of those securities were issued by states and political subdivisions (245 securities) and corporate bonds (8 securities).

The Company had no allowance for credit losses on investments classified as available-for-sale for the period ended June 30, 2026.

The credit rating used for held-to-maturity fixed income securities is the rating for each security as published by Moody’s, Standard and Poor’s, and Fitch to determine the probability of default. If there are three ratings, the median rating is used. If there are only two ratings, the lower rating is used. If there is one rating, that rating is used. For corporate fixed income securities (given a rating), the probability of default comes from Moody’s annual study of corporate bond defaults published each February. The maximum maturity using the default rate is 20 years (any maturity greater than 20 years will use the 20-year rate). For municipal fixed income securities (given a rating), the probability of default comes from Moody’s annual study of municipal bond defaults.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of June 30, 2026.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized Cost
	(in thousands)
AAA/AA/A ratings	$305,868	$9,580	$2,234	$8,613	$—	$326,295
Baa/BBB ratings	—	6,470	—	—	9	6,479
Total	$305,868	$16,050	$2,234	$8,613	$9	$332,774

Net realized losses in the quarter ended June 30, 2026 were $0.1 million resulting from the redemption of fixed maturity securities. Net realized gains in the quarter ended June 30, 2025 were $3.1 million resulting from the sales of equity and fixed maturity securities classified as available-for-sale.

Net realized losses in the six months ended June 30, 2026 were $0.1 million resulting from the redemption of fixed maturity securities. Net realized gains in the six months ended June 30, 2025 were $3.1 million resulting primarily from the sales of equity and fixed maturity securities classified as available-for-sale.

During the second quarter of 2026, we recognized through income $8.1 million of net unrealized gains on equity securities. During the second quarter of 2025, we recognized through income $1.8 million of net unrealized gains on equity securities.

During the six months ended June 30, 2026, the Company recognized through income $6.5 million of net unrealized gains on equity securities compared to $1.3 million of net unrealized losses on equity securities for the same period in 2025.

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

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” the Company provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of June 30, 2026 and 2025, the Company had no valuation allowance against its deferred income tax assets and liabilities.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes primarily due to the impact of tax-exempt investment income and state income tax accruals.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for either of the periods ended June 30, 2026 and 2025.

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

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Balance, beginning of period	$613,583	$651,309
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	106,075	112,742
Net balance, beginning of period	507,508	538,567
Add incurred related to:
Current accident year	109,689	98,170
Prior accident years	(14,908)	(17,351)
Total incurred	94,781	80,819
Less paid related to:
Current accident year	15,598	15,305
Prior accident years	94,892	90,805
Total paid	110,490	106,110
Net balance, end of period	491,799	513,276
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	102,291	110,819
Balance, end of period	$594,090	$624,095

The foregoing reconciliation reflects favorable development of the net reserves at June 30, 2026 and June 30, 2025. The favorable development reduced loss and loss adjustment expenses incurred by $14.9 million and $17.4 million during each of the first six months of 2026 and 2025, respectively. The revisions to our reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and we continually revise estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across prior accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement. We believe the favorable case reserve development resulted primarily from an intensive claims management focus with the Company actively seeking to settle claims.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)
Balance, beginning of period	$227	$294	$264	$300
Provision for credit loss benefit	(10)	(4)	(47)	(10)
Balance, end of period	$217	$290	$217	$290

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)
Balance, beginning of period	$(5,665)	$(7,269)	$(3,217)	$(8,875)
Other comprehensive income (loss) before reclassification	1,649	(650)	(813)	951
Amounts reclassified from accumulated other comprehensive loss	36	358	50	363
Net current period other comprehensive income (loss)	1,685	(292)	(763)	1,314
Balance, end of period	$(3,980)	$(7,561)	$(3,980)	$(7,561)

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive loss to current period net income. The effects of reclassifications out of accumulated other comprehensive loss by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Six Months Ended		Affected line item in the
Comprehensive Loss	June 30,		June 30,		statement of income
	2026	2025	2026	2025
	(in thousands)
Unrealized losses on debt securities, net of tax	$(46)	$(453)	$(64)	$(459)	Net realized (losses) gains on investments
	(46)	(453)	(64)	(459)	Income before income taxes
Unrealized losses on debt securities, net of tax	10	95	14	96	Income tax expense
	$(36)	$(358)	$(50)	$(363)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2026.

At June 30, 2026, assets measured at fair value on a recurring basis are summarized below:

	June 30, 2026
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$159,090	$—	$159,090
Corporate bonds	—	114,494	—	114,494
U.S. agency-based mortgage-backed securities	—	3,329	—	3,329
U.S. Treasury securities	8,336	—	—	8,336
Total securities available-for-sale—fixed maturity	8,336	276,913	—	285,249
Equity securities:
Domestic common stock - Exchange Traded Funds	63,952	—	—	63,952
Total	$72,288	$276,913	$—	$349,201

At June 30, 2026, assets measured at amortized cost net of allowance for credit losses are summarized below:

	June 30, 2026
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$301,050	$—	$301,050
Corporate bonds	—	15,565	—	15,565
U.S. agency-based mortgage-backed securities	—	2,144	—	2,144
U.S. Treasury securities	8,390	—	—	8,390
Asset-backed securities	—	9	—	9
Total held-to-maturity	$8,390	$318,768	$—	$327,158

At December 31, 2025, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$158,190	$—	$158,190
Corporate bonds	—	138,704	—	138,704
U.S. agency-based mortgage-backed securities	—	3,641	—	3,641
U.S. Treasury securities	12,503	—	—	12,503
Total securities available-for-sale—fixed maturity	$12,503	$300,535	$—	$313,038
Equity securities:
Domestic common stock - Exchange Traded Funds	57,493	—	—	57,493
Total	$69,996	$300,535	$—	$370,531

At December 31, 2025, assets measured at amortized cost net of allowance for credit losses are summarized below:

	December 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$317,529	$—	$317,529
Corporate bonds	—	16,245	—	16,245
U.S. agency-based mortgage-backed securities	—	2,348	—	2,348
U.S. Treasury securities	8,445	—	—	8,445
Asset-backed securities	—	9	—	9
Total held-to-maturity	$8,445	$336,131	$—	$344,576

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of June 30, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$332,714	$327,158	$350,087	$344,576
Fixed maturity securities—available-for-sale	285,249	285,249	313,038	313,038
Equity securities	63,952	63,952	57,493	57,493
Short-term investments	23,272	23,272	14,237	14,237
Cash and cash equivalents	65,476	65,476	61,926	61,926

Note 9. Treasury Stock

The Company’s Board of Directors (the Board) initiated a share repurchase program in February 2010. In July 2025, the Board reauthorized this program with a limit of $25.0 million with no expiration date. As of June 30, 2026, $7.3 million was available for future repurchases under the share repurchase program. The repurchases may be effected from time to time pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The share repurchase program does not obligate the Company to repurchase any shares of the Company’s common stock and may be modified, increased, suspended or terminated at the discretion of the Board. The Board’s determination will depend on a variety of factors including, but not limited to, market conditions and applicable regulatory considerations. It is anticipated that any future repurchases will be funded from available capital.

During the three months ended June 30, 2026, the Company repurchased 184,093 shares of its common stock under the share repurchase program for $5.6 million, or an average price of $30.58 per share, including commissions and excise tax. During the six months ended June 30, 2026, the Company repurchased 304,052 shares of its common stock under the share repurchase program for $9.7 million, or an average price of $31.75 per share, including commissions and excise tax.

During the three and six months ended June 30, 2025, the Company repurchased 62,757 shares of its common stock under the share repurchase program for $2.8 million, or an average price of $44.55 per share, including commissions and excise tax.

Note 10. Segment Reporting

We operate as a single reportable segment, Insurance Operations, through our wholly owned subsidiaries. Profits, losses and assets are evaluated on a consolidated basis.

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

We are a monoline insurance company operating solely within the U.S. and do not have revenue from transactions with a single policyholder accounting for 10% or more of its revenues.

There are no differences from our Annual Report on Form 10-K for the year ended December 31, 2025 in the basis of segmentation or in the basis of measurement of segment profit or loss.

Note 11. Subsequent Events

On July 21, 2026, the Board declared a regular quarterly cash dividend of $0.41 per share, payable on September 25, 2026 to shareholders of record as of September 11, 2026. The Board considers the declaration and payment of a regular cash dividend each calendar quarter, and any such declaration and payment of dividends is at the discretion of the Board.

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

Business Overview

We are a holding company that markets and underwrites workers’ compensation insurance through its insurance subsidiaries. Workers’ compensation insurance covers statutorily prescribed benefits that employers are obligated to provide to their employees who are injured in the course and scope of their employment. Our business strategy is focused on providing this coverage to small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, services, manufacturing, and maritime. Employers engaged in hazardous industries typically pay substantially higher than average rates for workers’ compensation insurance compared to employers in other industries, as measured per payroll dollar. These higher premium rates are due to the nature of the work performed and the inherent workplace danger of our target policyholders. Hazardous industry employers also tend to have less frequent but more severe claims as compared to employers in other industries due to the nature of their businesses. We provide proactive safety reviews of most employers’ workplaces. These safety reviews are a vital component of our underwriting process and are aimed at promoting safer workplaces. We utilize proactive claims management practices that we believe permit us to effectively manage the overall cost of our claims. In addition, our premium audit services calculate the appropriate premiums for our policyholders under the terms of their policies and enable us to monitor payroll patterns that cause underwriting, safety, or fraud concerns. We believe that the higher premiums typically paid by our policyholders, together with our disciplined underwriting, safety, claims, and audit services, provide us with the opportunity to earn attractive returns on equity.

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

Results of Operations

The following table summarizes our consolidated financial results for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(dollars in thousands, except percentages and per share data)
	(unaudited)
Gross premiums written	$85,968	$79,704	$174,468	$163,488
Net premiums earned	77,273	69,381	152,345	138,266
Net investment income	6,528	6,691	13,125	13,343
Total revenues	91,971	81,088	172,061	153,685
Total expenses	73,706	63,633	143,636	125,009
Net income	14,595	13,955	22,740	22,904
Diluted earnings per common share	$0.78	$0.73	$1.21	$1.20
Other Key Measures
Net combined ratio (1)	95.4%	91.7%	94.3%	90.5%
Return on average equity (2)	23.5%	21.2%	18.1%	17.5%
Book value per share (3)	$13.49	$13.96	$13.49	$13.96

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

Consolidated Results of Operations for Three Months Ended June 30, 2026 Compared to June 30, 2025

Gross Premiums Written. Gross premiums written for the quarter ended June 30, 2026 were $86.0 million, compared to $79.7 million for the same period in 2025, an increase of 7.9%. The increase was attributable to a $4.3 million increase in voluntary premiums on policies written during the period and a $2.6 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters, partially offset by a $0.7 million decrease in residual market premium.

Net Premiums Written. Net premiums written for the quarter ended June 30, 2026 were $81.8 million, compared to $75.5 million for the same period in 2025, an increase of 8.3%. The increase was primarily attributable to the increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.2% for the second quarter of 2026 compared to 5.7% for the second quarter of 2025. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2026 reinsurance treaties. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Net Premiums Earned. Net premiums earned for the second quarter of 2026 were $77.3 million, compared to $69.4 million for the same period in 2025, an increase of 11.4%. The increase was primarily attributable to the increase in net premiums written.

Net Investment Income. Net investment income for the quarter ended June 30, 2026 was $6.5 million, compared to $6.7 million for the same period in 2025, a decrease of 2.4%. The decrease was due to lower average invested asset balances in the period compared to the same period in the prior year. The decrease in average invested assets was primarily attributable to capital returned to shareholders through dividend payments and share repurchases, which reduced cash and invested asset balances during the period. Average invested assets, including cash and cash equivalents, were $772.6 million in the quarter ended June 30, 2026 compared to average invested assets of $813.1 million for the same period in 2025, a decrease of 5.0%. The pre-tax investment yield on our investment portfolio was 3.4% per annum during the quarter ended June 30, 2026 compared to 3.3% per annum for the same period in 2025. The tax-equivalent yield on our investment portfolio was 3.9% per annum for the quarters ended June 30, 2026 and 2025. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments in the quarter ended June 30, 2026 were $0.1 million compared to net realized gains of $3.1 million for the same period in 2025. The net realized losses in the second quarter of 2026 were mostly attributable to the redemption of fixed maturity securities. The net realized gains in the second quarter of 2025 were mostly attributable to the sales of equity and fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. The market value of our equity securities increased by $8.1 million for the three months ended June 30, 2026 compared to an increase of $1.8 million for the same period in 2025. The increase in the market value of our equity securities was primarily due to stronger U.S. equity markets compared to the prior-year period.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $48.3 million for the three months ended June 30, 2026, compared to $40.7 million for the same period in 2025, an increase of $7.7 million, or 18.9%. The current accident year loss and LAE incurred totaled $55.6 million for the three months ended June 30, 2026, compared to $49.3 million for the same period in 2025. As of June 30, 2026, our estimate for loss and LAE for accident year 2026 continues to be 72.0% of net premiums earned, reflective of pressure from continued rate decreases and long-term claim frequency and severity trends, as well as medical inflation. Our initial estimate for loss and LAE for accident year 2025 of 71.0% of net premiums earned was increased to 72.0% in the fourth quarter of 2025 largely due to the frequency of severity observed in that accident year. We recorded favorable prior accident year development of $7.3 million in the second quarter of 2026, compared to favorable prior accident year development of $8.6 million in the same period of 2025, as further discussed below in “Prior Year Development.” Our net loss ratio was 62.6% in the second quarter of 2026, compared to 58.6% for the same period of 2025.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended June 30, 2026 were $24.6 million, compared to $21.7 million for the same period in 2025, an increase of 13.1%. This increase was primarily due to a $1.1 million increase in compensation expense related to an incentive bonus true-up recorded in prior year, a $0.8 million increase in accounts receivable write-offs and a $0.7 million increase in commission expense. Partially offsetting these amounts was a $0.3 million decrease in mandatory pooling arrangement fees. Our expense ratio was 31.8% in the second quarter of 2026 compared to 31.3% in the second quarter of 2025.

Income Tax Expense. Income tax expense for the three months ended June 30, 2026 was $3.7 million, compared to $3.5 million for the same period in 2025. The effective tax rate for the quarters ended June 30, 2026 and 2025 was 20.1%.

Consolidated Results of Operations for Six Months Ended June 30, 2026 Compared to June 30, 2025

Gross Premiums Written. Gross premiums written for the six months ended June 30, 2026 were $174.5 million, compared to $163.5 million for the same period in 2025, an increase of 6.7%. The increase was attributable to a $10.7 million increase in voluntary premiums on policies written during the period and a $1.2 million increase in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters. These increases were partially offset by a $0.9 million decrease in residual market premium.

Net Premiums Written. Net premiums written for the six months ended June 30, 2026 were $166.2 million, compared to $155.1 million for the same period in 2025, an increase of 7.1%. The increase was primarily attributable to an increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.2% for the first six months of 2026, compared to 5.7% in the same period of 2025. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2026 reinsurance treaties. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Net Premiums Earned. Net premiums earned for the six months ended June 30, 2026 were $152.3 million, compared to $138.3 million for the same period in 2025, an increase of 10.2%. The increase was primarily attributable to the increase in net premiums written.

Net Investment Income. Net investment income for the first six months of 2026 was $13.1 million, compared to $13.3 million for the same period in 2025, a decrease of 1.6%. The decrease was due to lower average invested asset balances in the period compared to the same period in the prior year. The decrease in average invested assets was primarily attributable to capital returned to shareholders through dividend payments and share repurchases, which reduced cash and invested asset balances during the period. Average invested assets, including cash and cash equivalents, were $782.8 million in the six months ended June 30, 2026, compared to average invested assets of $824.1 million in the same period in 2025, a decrease of 5.0%. The pre-tax investment yield on our investment portfolio was 3.3% per annum for each of the six months ended June 30, 2026, and 2025. The tax-equivalent yield on our investment portfolio was 3.9% per annum for the first six months of 2026 and 2025. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the six months ended June 30, 2026 were $0.1 million compared to net realized gains of $3.1 million for the same period in 2025. The net realized losses in the first six months of 2026 were mostly attributable to the redemption of fixed maturity securities. The net realized gains in the first six months of 2025 were mostly attributable to the sales of equity and fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. The market value of our equity securities increased by $6.5 million for the six months ended June 30, 2026 compared to a decrease of $1.3 million for the same period in 2025. The increase in the market value of our equity securities was primarily due to stronger U.S. equity markets compared to the prior-year period.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $94.8 million for the six months ended June 30, 2026, compared to $80.8 million for the same period in 2025, an increase of $14.0 million, or 17.3%. The current accident year loss and LAE incurred totaled $109.7 million for the six months ended June 30, 2026, compared to $98.2 million for the same period in 2025. As of June 30, 2026, our estimate for loss and LAE for accident year 2026 continues to be 72.0% of net premiums earned, reflective of pressure from continued rate decreases and long-term claim frequency and severity trends, as well as medical inflation. Our initial estimate for loss and LAE for accident year 2025 of 71.0% of net premiums earned was increased to 72.0% in the fourth quarter of 2025 largely due to the frequency of severity observed in that accident year. We recorded favorable prior accident year development of $14.9 million in the first six months of 2026, compared to favorable prior accident year development of $17.4 million in the same period of 2025, as further discussed below in “Prior Year Development.” Our net loss ratio was 62.2% in the first six months of 2026, compared to 58.5% for the same period of 2025.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the six months ended June 30, 2026 were $46.9 million, compared to $42.3 million for the same period in 2025, an increase of 10.7%. This increase was primarily due to an increase in commission expense of $1.4 million, an increase in compensation expense of $0.9 million related to an incentive bonus true-up recorded in prior year, an increase in accounts receivable write-offs of $0.8 million, and a $0.7 million decrease in profit sharing reinsurance commission. Partially offsetting these amounts was a $0.3 million decrease in mandatory pooling arrangement fees. Our expense ratio was 30.8% in the first six months of 2026 compared to 30.6% for the same period of 2025.

Income Tax Expense. Income tax expense for the six months ended June 30, 2026 was $5.7 million, compared to $5.8 million for the same period in 2025. The effective tax rate for the Company decreased to 20.0% for the six months ended June 30, 2026 from 20.1% for the six months ended June 30, 2025. The decrease in the effective tax rate reflected the impact of tax exempt investment income on the calculation of the Company's income tax provision for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash used in operating activities was $0.9 million for the six months ended June 30, 2026, which represented a $9.3 million decrease from $10.2 million in net cash used in operating activities for the six months ended June 30, 2025. This decrease in cash used in operations was due to a $11.5 million increase in premium collections, a $3.8 million decrease in federal taxes paid, and a $1.5 million increase in reinsurance recoveries. Partially offsetting these impacts were a $5.4 million increase in underwriting expenses paid, a $1.3 million increase in losses paid and a $0.5 million decrease in net investment income.

Net cash provided by investing activities was $30.3 million for the six months ended June 30, 2026, compared to net cash provided by investment activities of $33.1 million for the same period in 2025. Cash provided by sales and maturities of investments totaled $73.0 million for the six months ended June 30, 2026, compared to $54.3 million for the same period in 2025. A total of $42.7 million in cash was used to purchase investments in the six months ended June 30, 2026, compared to $20.2 million in purchases for the same period in 2025. There were immaterial purchases of property and equipment in the six months ended June 30, 2026, compared to $1.1 million for the same period in 2025.

Net cash used in financing activities in the six months ended June 30, 2026 was $25.8 million, compared to net cash used in financing activities of $18.4 million for the same period in 2025. In the six months ended June 30, 2026, $15.4 million of cash was used for dividends paid to shareholders compared to $14.9 million in the same period of 2025. In the six months ended June 30, 2026, there were repurchases of outstanding shares of our common stock of $9.7 million compared to $2.8 million for the same period in 2025. Share-based compensation related payroll tax withholding was $0.7 million in the six months ended June 30, 2026 and 2025.

Effective June 30, 2026, the Company entered into an agreement to commute its 2024 reinsurance treaty, which provided $10 million in coverage for each loss occurrence in excess of $10 million. As no losses were incurred subject to the treaty, the Company exercised its option to commute and receive the no claims bonus provided for under the reinsurance agreement. Pursuant to the commutation agreement, the Company expects to receive a cash settlement of $0.7 million. The Company previously recognized the amount due under the no claims bonus provision as a reinsurance recoverable. Accordingly, the commutation is not expected to have an impact on the Company’s financial position or results of operations in future periods, other than the collection of the previously recognized recoverable of $0.7 million.

Investment Portfolio

The carrying value of our investment portfolio, including cash and cash equivalents, totaled $770.7 million at June 30, 2026, compared to $796.8 million at December 31, 2025, a decrease of 3.3%. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity. Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale are reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2026, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$305,847	39.7%
Corporate bonds	16,011	2.1%
U.S. agency-based mortgage-backed securities	2,234	0.3%
U.S. Treasury securities and obligations of U.S. government agencies	8,613	1.1%
Asset-backed securities	9	—
Total fixed maturity securities—held-to-maturity	332,714	43.2%
Fixed maturity securities—available-for-sale:
States and political subdivisions	159,090	20.6%
Corporate bonds	114,494	14.9%
U.S. agency-based mortgage-backed securities	3,329	0.4%
U.S. Treasury securities and obligations of U.S. government agencies	8,336	1.1%
Total fixed maturity securities—available-for-sale	285,249	37.0%
Equity securities	63,952	8.3%
Short-term investments	23,272	3.0%
Cash and cash equivalents	65,476	8.5%
Total investments, including cash and cash equivalents	$770,663	100.0%

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

We classify the majority of our debt fixed maturity securities as “held-to-maturity”. We do not reflect any changes in non-credit related unrecognized gains and losses until realized. Upon the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), management is required to estimate expected credit related losses for these securities and recognize a credit loss allowance on the balance sheet with a corresponding adjustment to earnings. Subsequent adjustments to the estimated expected credit related losses are recognized through earnings within the category “provision for investment related credit loss benefit” and adjustments to the credit loss allowance. The remainder of our fixed maturity securities are classified as “available-for-sale”. These investments are valued at fair value at the end of each period, with changes in fair value flowing through other comprehensive income. Equity securities are valued at fair value with changes in the fair value recognized in net income.

Prior Year Development

The Company recorded favorable prior accident year loss and LAE development of $7.3 million in the three months ended June 30, 2026. The table below sets forth the favorable development for the three and six months ended June 30, 2026 and 2025 for accident years 2021 through 2025 and, collectively, for all accident years prior to 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in millions)
Accident Year
2025	$—	$—	$—	$—
2024	—	—	—	—
2023	1.8	1.2	4.1	1.2
2022	0.4	1.5	0.4	2.4
2021	0.8	0.2	1.7	3.6
Prior to 2021	4.3	5.7	8.7	10.2
Total net development	$7.3	$8.6	$14.9	$17.4

The table below sets forth the number of open claims as of June 30, 2026 and 2025, and the number of claims reported and closed during the three and six months then ended.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Open claims at beginning of period	4,141	3,840	4,096	3,798
Claims reported	1,175	984	2,193	1,890
Claims closed	(999)	(800)	(1,972)	(1,664)
Open claims at end of period	4,317	4,024	4,317	4,024

The number of open claims at June 30, 2026 increased by 293 claims as compared to the number of open claims at June 30, 2025. The increase in the number of claims reported is directly correlated to the increase of our in-force policy count.

At June 30, 2026, our incurred amounts for certain accident years developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the Company’s financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of June 30, 2026, actual results for certain accident years have been better than our assumptions would have predicted. While we do not presently intend to modify our assumptions for establishing reserves in light of recent results, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

Our reserves for loss and LAE are inherently uncertain and our focus on providing workers’ compensation insurance to employers engaged in hazardous industries generally results in us receiving relatively fewer but more severe claims than many other workers’ compensation insurance companies. As a result of this focus on higher severity, lower frequency business, our reserve for loss and LAE may have greater volatility than other workers’ compensation insurance companies. For additional information, see Item 1, “Business—Loss Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2026, we had repurchased a total of 2,278,192 shares of our outstanding common stock for $63.8 million since the inception of our share repurchase program in 2010. The repurchases may be effected from time to time pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The share repurchase program does not obligate the Company to repurchase any shares of the Company’s common stock and may be modified, increased, suspended or terminated at the discretion of our board of directors. The board of directors’ determination will depend on a variety of factors including, but not limited to, market conditions and applicable regulatory considerations. It is anticipated that any future repurchases will be funded from available capital.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
				(in thousands)
April 1, 2026 to April 30, 2026	41,200	$31.05	41,200	$11,616
May 1, 2026 to May 31, 2026	142,893	30.44	142,893	7,266
June 1, 2026 to June 30, 2026	—	—	—	7,266
Total	184,093	$30.58	184,093

(1) Average price paid per share includes commissions and excise tax.

(2) In July 2025, the Company announced a share repurchase program that replaced the Company’s prior program, authorizing the repurchase of shares of the Company’s common stock in an aggregate amount of up to $25.0 million with no expiration date.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 12, 2026)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed October 30, 2025)

10.1

Employment Agreement, effective as of May 7, 2026, between the Company and Guillermo A. Ramos (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 16, 2026)

10.2	Form of Non-Employee Director Restricted Stock Plan Restricted Stock Award Agreement

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Guillermo Ramos filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Guillermo Ramos filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

July 23, 2026	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

July 23, 2026	/s/ Guillermo Ramos
Guillermo Ramos
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)