Form 10-Q
period 2026-09-30
AMERISAFE INC
filed 2026-10-30
CIK 1018979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

As of October 16, 2026, there were 18,533,019 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other risks described in this report and our other filings with the SEC, including, but not limited to, under the captions “Business” in Item 1, “Risk Factors” in Item 1A , “Cybersecurity” in Item 1C, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025, as applicable, and as may be further amended by subsequent filings with the SEC. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Investors are cautioned that many of the assumptions upon which these forward-looking statements are based are likely to change after the date the forward-looking statements are made. The Company undertakes no obligation to update or revise any forward-looking statements, which speak only as of the date made, notwithstanding any changes in its assumptions, actual experience or other changes that arise after the date of this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments:
Fixed maturity securities—held-to-maturity, at amortized cost net of allowance for credit losses of $58 and $73 at September 30, 2026 and December 31, 2025, respectively, (fair value $299,849 and $344,576 at September 30, 2026, and December 31, 2025, respectively)	$323,658	$350,087
Fixed maturity securities—available-for-sale, at fair value (amortized cost $288,250, allowance for credit losses of $0 at September 30, 2026 and amortized cost $317,116, allowance for credit losses of $0 at December 31, 2025)	267,483	313,038
Equity securities, at fair value (cost $31,164 and $31,165 at September 30, 2026 and December 31, 2025, respectively)	63,759	57,493
Short-term investments	58,687	14,237
Total investments	713,587	734,855
Cash and cash equivalents	39,678	61,926
Amounts recoverable from reinsurers (net of allowance for credit losses of $241 and $264 at September 30, 2026 and December 31, 2025, respectively)	108,180	108,098
Premiums receivable (net of allowance for credit losses of $4,415 and $4,172 at September 30, 2026 and December 31, 2025, respectively)	178,665	160,944
Deferred income taxes	19,843	17,572
Accrued interest receivable	7,038	6,963
Property and equipment, net	6,812	7,293
Deferred policy acquisition costs	22,383	21,085
Federal income tax recoverable	1,660	3,088
Other assets	12,191	8,720
Total assets	$1,110,037	$1,130,544
Liabilities and shareholders’ equity
Liabilities:
Reserves for loss and loss adjustment expenses	$586,089	$613,583
Unearned premiums	148,737	135,503
Amounts held for others	44,488	39,139
Policyholder deposits	31,691	33,532
Insurance-related assessments	18,699	15,979
Accounts payable and other liabilities	39,547	39,178
Payable for investments purchased	3,533	2,032
Total liabilities	872,784	878,946
Shareholders’ equity:
Common stock: voting—$0.01 par value authorized shares—50,000,000 in 2026 and 2025; 20,816,661 and 20,769,021 shares issued; and 18,533,019 and 18,794,881 shares outstanding at September 30, 2026 and December 31, 2025, respectively	208	208
Additional paid-in capital	227,702	225,912
Treasury stock, at cost (2,283,642 and 1,974,140 shares at September 30, 2026 and December 31, 2025, respectively)	(63,974)	(54,155)
Accumulated earnings	89,806	82,850
Accumulated other comprehensive loss, net	(16,489)	(3,217)
Total shareholders’ equity	237,253	251,598
Total liabilities and shareholders’ equity	$1,110,037	$1,130,544

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Gross premiums written	$76,673	$80,321	$251,141	$243,809
Ceded premiums written	(3,956)	(4,334)	(12,241)	(12,698)
Net premiums written	$72,717	$75,987	$238,900	$231,111
Net premiums earned	$73,321	$71,196	$225,666	$209,462
Net investment income	6,605	6,566	19,730	19,909
Net realized (losses) gains on investments	(54)	—	(144)	3,118
Net unrealized (losses) gains on equity securities	(193)	4,117	6,267	2,794
Fee and other income	133	97	354	378
Total revenues	79,812	81,976	251,873	235,661
Expenses
Loss and loss adjustment expenses incurred	45,913	41,679	140,694	122,498
Underwriting and certain other operating costs	8,342	7,586	25,063	21,899
Commissions	6,497	6,199	20,163	18,488
Salaries and benefits	9,010	8,327	25,495	24,070
Policyholder dividends	1,054	712	3,050	2,585
Provision for investment related credit loss benefit	(2)	(8)	(15)	(36)
Total expenses	70,814	64,495	214,450	189,504
Income before income taxes	8,998	17,481	37,423	46,157
Income tax expense	1,802	3,663	7,487	9,435
Net income	$7,196	$13,818	$29,936	$36,722
Earnings per share
Basic	$0.39	$0.73	$1.61	$1.93
Diluted	$0.39	$0.72	$1.60	$1.92
Shares used in computing earnings per share
Basic	18,516,539	18,980,807	18,617,768	19,018,293
Diluted	18,639,943	19,072,061	18,760,320	19,106,556
Cash dividends declared per common share	$0.41	$0.39	$1.23	$1.17

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$7,196	$13,818	$29,936	$36,722
Other comprehensive (loss) income:
Unrealized (loss) gain on debt securities, net of tax	(12,509)	3,884	(13,272)	5,198
Comprehensive (loss) income	$(5,313)	$17,702	$16,664	$41,920

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended September 30, 2026 and 2025

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at June 30, 2026	20,814,250	$208	$227,323	(2,278,192)	$(63,810)	$90,250	$(3,980)	$249,991
Comprehensive loss:
Net income	—	—	—	—	—	7,196	—	7,196
Other comprehensive loss:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(12,509)	(12,509)
Comprehensive loss:								(5,313)
Common stock issued	2,411	—	(53)	—	—	—	—	(53)
Purchase of treasury stock	—	—	—	(5,450)	(164)	—	—	(164)
Share-based compensation	—	—	432	—	—	—	—	432
Dividends to shareholders	—	—	—	—	—	(7,640)	—	(7,640)
Balance at September 30, 2026	20,816,661	$208	$227,702	(2,283,642)	$(63,974)	$89,806	$(16,489)	$237,253

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at June 30, 2025	20,764,355	$208	$225,674	(1,745,608)	$(44,848)	$92,097	$(7,561)	$265,570
Comprehensive income:
Net income	—	—	—	—	—	13,818	—	13,818
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	3,884	3,884
Comprehensive income:								17,702
Common stock issued	4,368	—	(137)	—	—	—	—	(137)
Purchase of treasury stock	—	—	—	(30,860)	(1,347)	—	—	(1,347)
Share-based compensation	—	—	414	—	—	—	—	414
Dividends to shareholders	—	—	—	—	—	(7,429)	—	(7,429)
Balance at September 30, 2025	20,768,723	$208	$225,951	(1,776,468)	$(46,195)	$98,486	$(3,677)	$274,773

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2026 and 2025

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2025	20,769,021	$208	$225,912	(1,974,140)	$(54,155)	$82,850	$(3,217)	$251,598
Comprehensive income:
Net income	—	—	—	—	—	29,936	—	29,936
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	(13,272)	(13,272)
Comprehensive income:								16,664
Common stock issued	47,640	—	676	—	—	—	—	676
Purchase of treasury stock	—	—	—	(309,502)	(9,819)	—	—	(9,819)
Share-based compensation	—	—	1,114	—	—	—	—	1,114
Dividends to shareholders	—	—	—	—	—	(22,980)	—	(22,980)
Balance at September 30, 2026	20,816,661	$208	$227,702	(2,283,642)	$(63,974)	$89,806	$(16,489)	$237,253

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
Balance at December 31, 2024	20,733,166	$207	$223,956	(1,682,851)	$(42,052)	$84,105	$(8,875)	$257,341
Comprehensive income:
Net income	—	—	—	—	—	36,722	—	36,722
Other comprehensive income:
Change in unrealized losses on debt securities, net of tax	—	—	—	—	—	—	5,198	5,198
Comprehensive income:								41,920
Common stock issued	35,557	1	806	—	—	—	—	807
Purchase of treasury stock	—	—	—	(93,617)	(4,143)	—	—	(4,143)
Share-based compensation	—	—	1,189	—	—	—	—	1,189
Dividends to shareholders	—	—	—	—	—	(22,341)	—	(22,341)
Balance at September 30, 2025	20,768,723	$208	$225,951	(1,776,468)	$(46,195)	$98,486	$(3,677)	$274,773

See accompanying notes.

AMERISAFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$29,936	$36,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	530	592
Net amortization of investments	(79)	491
Change in investment related allowance for credit losses	(15)	(36)
Deferred income taxes	1,257	(788)
Net realized losses (gains) on investments	144	(3,118)
Net unrealized gains on equity securities	(6,267)	(2,794)
Net realized losses on disposal of assets	19	—
Share-based compensation	2,185	2,621
Changes in operating assets and liabilities:
Premiums receivable, net	(17,890)	(25,029)
Accrued interest receivable	(75)	(305)
Deferred policy acquisition costs	(1,298)	(2,607)
Amounts held by others	—	(2)
Other assets	(894)	966
Reserves for loss and loss adjustment expenses	(27,494)	(33,449)
Unearned premiums	13,234	21,649
Reinsurance balances	(224)	3,118
Amounts held for others and policyholder deposits	3,508	(859)
Federal income taxes recoverable	1,428	(687)
Accounts payable and other liabilities	3,938	3,962
Net cash provided by operating activities	1,943	447
Investing activities
Purchases of investments available-for-sale	(29,506)	(26,720)
Purchases of equity securities	—	(254)
Purchases of short-term investments	(56,481)	(13,077)
Proceeds from maturities of investments held-to-maturity	23,772	43,074
Proceeds from sales and maturities of investments available-for-sale	59,699	24,900
Proceeds from sales of equity securities	—	8,232
Proceeds from sales and maturities of short-term investments	12,077	3,504
Purchases of property and equipment	(68)	(1,975)
Net cash provided by investing activities	9,493	37,684
Financing activities
Finance lease purchases	(60)	(63)
Share-based compensation-related tax withholding	(763)	(810)
Purchase of treasury stock	(9,819)	(4,143)
Dividends to shareholders	(23,042)	(22,413)
Net cash used in financing activities	(33,684)	(27,429)
Change in cash and cash equivalents	(22,248)	10,702
Cash and cash equivalents at beginning of period	61,926	44,045
Cash and cash equivalents at end of period	$39,678	$54,747

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

The Company provides workers’ compensation insurance for small to mid-sized employers engaged in hazardous industries, principally construction, trucking, logging and lumber, agriculture, services, manufacturing, and maritime. Assets and revenues of AIIC and its subsidiaries represent at least 95% of comparable consolidated amounts of the Company for each of the nine months ended September 30, 2026 and 2025.

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

Note 2. Restricted Stock, Restricted Stock Units, and Stock Options

As of September 30, 2026, the Company has three equity incentive plans: the AMERISAFE Non-Employee Director Restricted Stock Plan (the Restricted Stock Plan), the AMERISAFE 2012 Equity and Incentive Compensation Plan (the 2012 Incentive Plan) and the 2022 Equity and Incentive Compensation Plan (the 2022 Incentive Plan). In connection with the approval of the 2022 Incentive

Plan by the Company’s shareholders at the annual meeting of shareholders in June 2022, no further grants will be made under the 2012 Incentive Plan. All grants made under the 2012 Incentive Plan will continue in effect, subject to the terms and conditions of the 2012 Incentive Plan. See Note 12 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the Company’s incentive plans.

During the nine months ended September 30, 2026, the Company issued 24,619 shares of common stock to executive officers pursuant to vested performance awards and 6,641 shares of common stock to executive officers upon the vesting of restricted stock units (RSUs). During the nine months ended September 30, 2026, the Company awarded 16,380 shares of restricted common stock to non-employee directors. The market value of these shares totaled $1.5 million. During the nine months ended September 30, 2025, the Company issued 19,737 shares of common stock to executive officers pursuant to vested performance awards and 4,368 shares of common stock to executive officers upon the vesting of RSUs. During the nine months ended September 30, 2025, the Company awarded 11,452 shares of restricted common stock to non-employee directors. The market value of these shares totaled $1.6 million.

The Company had no stock options outstanding as of September 30, 2026.

The Company recognized share-based compensation expense of $0.8 million in the quarters ended September 30, 2026 and 2025. The Company recognized share-based compensation expense of $2.2 million in the nine months ended September 30, 2026 and $2.6 million in the same period in 2025.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands, except share and per share amounts)
Basic EPS:
Net income	$7,196	$13,818	$29,936	$36,722
Basic weighted average common shares	18,516,539	18,980,807	18,617,768	19,018,293
Basic earnings per common share	$0.39	$0.73	$1.61	$1.93
Diluted EPS:
Net income	$7,196	$13,818	$29,936	$36,722
Diluted weighted average common shares:
Weighted average common shares	18,516,539	18,980,807	18,617,768	19,018,293
Restricted stock and RSUs	123,404	91,254	142,552	88,263
Diluted weighted average common shares	18,639,943	19,072,061	18,760,320	19,106,556
Diluted earnings per common share	$0.39	$0.72	$1.60	$1.92

Note 4. Investments

The amortized cost, allowance for credit losses, carrying amount, gross unrealized gains and losses, and the fair value of those investments classified as held-to-maturity at September 30, 2026 are summarized as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
States and political subdivisions	$297,291	$(20)	$297,271	$59	$(22,705)	$274,625
Corporate bonds	15,914	(38)	15,876	2	(595)	15,283
U.S. agency-based mortgage-backed securities	2,115	—	2,115	—	(181)	1,934
U.S. Treasury securities and obligations of U.S. government agencies	8,387	—	8,387	—	(389)	7,998
Asset-backed securities	9	—	9	—	—	9
Totals	$323,716	$(58)	$323,658	$61	$(23,870)	$299,849

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at September 30, 2026 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(in thousands)
States and political subdivisions	$164,874	$3	$(16,149)	$148,728	$—
Corporate bonds	111,035	138	(3,363)	107,810	—
U.S. agency-based mortgage-backed securities	3,537	—	(477)	3,060	—
U.S. Treasury securities and obligations of U.S. government agencies	8,804	—	(919)	7,885	—
Totals	$288,250	$141	$(20,908)	$267,483	$—

The cost, gross unrealized gains and losses, and the fair value of equity securities at September 30, 2026 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Equity securities:
Domestic common stock - Exchange Traded Funds	$31,164	$32,595	$—	$63,759
Total equity securities	$31,164	$32,595	$—	$63,759

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

A summary of the carrying amounts and fair value of investments in fixed maturity securities classified as held-to-maturity, by contractual maturity, is as follows:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Maturity:
Within one year	$27,683	$27,520	$28,620	$28,561
After one year through five years	73,237	69,653	76,161	74,506
After five years through ten years	111,110	102,300	119,321	116,970
After ten years	109,504	98,433	123,573	122,182
U.S. agency-based mortgage-backed securities	2,115	1,934	2,403	2,348
Asset-backed securities	9	9	9	9
Totals	$323,658	$299,849	$350,087	$344,576

A summary of the amortized cost and fair value of investments in fixed maturity securities classified as available-for-sale, by contractual maturity, is as follows:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturity:
Within one year	$10,841	$10,713	$41,029	$40,939
After one year through five years	71,224	69,025	76,260	75,796
After five years through ten years	68,825	64,300	76,895	76,076
After ten years	133,823	120,385	118,986	116,586
U.S. agency-based mortgage-backed securities	3,537	3,060	3,946	3,641
Totals	$288,250	$267,483	$317,116	$313,038

The following table summarizes the fair value and gross unrealized losses on fixed maturity securities classified as available-for-sale, aggregated by major investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2026.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
	(in thousands)
September 30, 2026
Available-for-Sale
States and political subdivisions	$91,781	$7,046	$54,097	$9,103	$145,878	$16,149
Corporate bonds	79,215	2,380	17,461	983	96,676	3,363
U.S. agency-based mortgage-backed securities	—	—	3,060	477	3,060	477
U.S. Treasury securities and obligations of U.S. government agencies	3,443	409	4,442	510	7,885	919
Total available-for-sale securities	$174,439	$9,835	$79,060	$11,073	$253,499	$20,908

At September 30, 2026, the Company held 221 individual fixed maturity securities classified as available-for-sale that were in an unrealized loss position.

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

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the quarter ended September 30, 2026.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at June 30, 2026	$21	$39	$—	$—	$—	$60
Provision for credit loss benefit	(1)	(1)	—	—	—	(2)
Balance at September 30, 2026	$20	$38	$—	$—	$—	$58

The following table illustrates the changes in the allowance for credit losses by major security type of the investments classified as held-to-maturity for the nine months ended September 30, 2026.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	(in thousands)
Balance at December 31, 2025	$23	$50	$—	$—	$—	$73
Provision for credit loss benefit	(3)	(12)	—	—	—	(15)
Balance at September 30, 2026	$20	$38	$—	$—	$—	$58

As of September 30, 2026, the Company has established an allowance for credit losses on 253 held-to-maturity securities totaling $0.1 million. The majority of the securities with an allowance for credit losses were issued by states and political subdivisions with 244 securities.

The Company had no allowance for credit losses on investments classified as available-for-sale for the period ended September 30, 2026.

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

The table below presents the amortized cost of held-to-maturity securities aggregated by credit quality indicator as of September 30, 2026.

	States and Political Subdivisions	Corporate Bonds	U.S. Agency -Based Mortgage- Backed Securities	U.S. Treasury Securities and Obligations of U.S. Government Agencies	Asset-Backed Securities	Totals
	Amortized Cost
	(in thousands)
AAA/AA/A ratings	$297,291	$9,475	$2,115	$8,387	$—	$317,268
Baa/BBB ratings	—	6,439	—	—	9	6,448
Total	$297,291	$15,914	$2,115	$8,387	$9	$323,716

Net realized losses in the quarter ended September 30, 2026 were $0.1 million resulting from the redemption of fixed maturity securities. Net realized gains in the quarter ended September 30, 2025 were immaterial.

Net realized losses in the nine months ended September 30, 2026 were $0.1 million resulting from the redemption of fixed maturity securities. Net realized gains in the nine months ended September 30, 2025 were $3.1 million resulting primarily from the sales of equity and fixed maturity securities classified as available-for-sale.

During the third quarter of 2026, we recognized through income $0.2 million of net unrealized losses on equity securities. During the third quarter of 2025, we recognized through income $4.1 million of net unrealized gains on equity securities.

During the nine months ended September 30, 2026, the Company recognized through income $6.3 million of net unrealized gains on equity securities compared to $2.8 million of net unrealized gains on equity securities for the same period in 2025.

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

Note 5. Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” the Company provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. As of September 30, 2026 and 2025, the Company had no valuation allowance against its deferred income tax assets and liabilities.

Income tax expense from operations is different from the amount computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes primarily due to the impact of tax-exempt investment income and state income tax accruals.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions for either of the periods ended September 30, 2026 and 2025.

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

Tax years 2023 through 2025 are subject to examination by the federal and state taxing authorities.

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

The following table provides a reconciliation of the beginning and ending reserve balances, net of related amounts recoverable from reinsurers, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Balance, beginning of period	$613,583	$651,309
Less amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	106,075	112,742
Net balance, beginning of period	507,508	538,567
Add incurred related to:
Current accident year	162,480	148,718
Prior accident years	(21,786)	(26,220)
Total incurred	140,694	122,498
Less paid related to:
Current accident year	42,724	35,765
Prior accident years	126,471	116,876
Total paid	169,195	152,641
Net balance, end of period	479,007	508,424
Add amounts recoverable from reinsurers on unpaid loss and loss adjustment expenses	107,082	109,436
Balance, end of period	$586,089	$617,860

The foregoing reconciliation reflects favorable development of the net reserves at September 30, 2026 and September 30, 2025. The favorable development reduced loss and loss adjustment expenses incurred by $21.8 million and $26.2 million during each of the first nine months of 2026 and 2025, respectively. The revisions to our reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and we continually revise estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause loss development both unfavorable and favorable. The favorable loss development we experienced across prior accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement. We believe the favorable case reserve development resulted primarily from an intensive claims management focus with the Company actively seeking to settle claims.

The table below presents the change in the allowance for credit losses on amounts recoverable from reinsurers for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)
Balance, beginning of period	$217	$290	$264	$300
Provision for credit loss expense (benefit)	24	(9)	(23)	(19)
Balance, end of period	$241	$281	$241	$281

Note 7. Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss

Comprehensive (loss) income includes net income plus unrealized gains and losses on our available-for-sale investment securities, net of tax. In reporting comprehensive (loss) income on a net basis in the statements of comprehensive (loss) income, we used a 21% tax rate in 2026 and 2025. The difference between net income as reported and comprehensive (loss) income was due primarily to changes in unrealized gains and losses, net of tax, on available-for-sale debt securities.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive loss for each period presented in the interim financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)
Balance, beginning of period	$(3,980)	$(7,561)	$(3,217)	$(8,875)
Other comprehensive (loss) income before reclassification	(12,621)	3,816	(13,434)	4,768
Amounts reclassified from accumulated other comprehensive loss	112	68	162	430
Net current period other comprehensive (loss) income	(12,509)	3,884	(13,272)	5,198
Balance, end of period	$(16,489)	$(3,677)	$(16,489)	$(3,677)

The sale or credit loss allowance adjustment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive loss to current period net income. The effects of reclassifications out of accumulated other comprehensive loss by the respective line items of net income are presented in the following table.

Component of Accumulated Other	Three Months Ended		Nine Months Ended		Affected line item in the
Comprehensive Loss	September 30,		September 30,		statement of income
	2026	2025	2026	2025
	(in thousands)
Unrealized losses on debt securities, net of tax	$(141)	$(86)	$(205)	$(545)	Net realized (losses) gains on investments
	(141)	(86)	(205)	(545)	Income before income taxes
Unrealized losses on debt securities, net of tax	29	18	43	115	Income tax expense
	$(112)	$(68)	$(162)	$(430)	Net income

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2026.

At September 30, 2026, assets measured at fair value on a recurring basis are summarized below:

	September 30, 2026
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$148,728	$—	$148,728
Corporate bonds	—	107,810	—	107,810
U.S. agency-based mortgage-backed securities	—	3,060	—	3,060
U.S. Treasury securities	7,885	—	—	7,885
Total securities available-for-sale—fixed maturity	7,885	259,598	—	267,483
Equity securities:
Domestic common stock - Exchange Traded Funds	63,759	—	—	63,759
Total	$71,644	$259,598	$—	$331,242

At September 30, 2026, assets measured at amortized cost net of allowance for credit losses are summarized below:

	September 30, 2026
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$274,625	$—	$274,625
Corporate bonds	—	15,283	—	15,283
U.S. agency-based mortgage-backed securities	—	1,934	—	1,934
U.S. Treasury securities	7,998	—	—	7,998
Asset-backed securities	—	9	—	9
Total held-to-maturity	$7,998	$291,851	$—	$299,849

At December 31, 2025, assets measured at fair value on a recurring basis are summarized below:

	December 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Financial instruments carried at fair value, classified as a part of:
Securities available-for-sale—fixed maturity:
States and political subdivisions	$—	$158,190	$—	$158,190
Corporate bonds	—	138,704	—	138,704
U.S. agency-based mortgage-backed securities	—	3,641	—	3,641
U.S. Treasury securities	12,503	—	—	12,503
Total securities available-for-sale—fixed maturity	$12,503	$300,535	$—	$313,038
Equity securities:
Domestic common stock - Exchange Traded Funds	57,493	—	—	57,493
Total	$69,996	$300,535	$—	$370,531

At December 31, 2025, assets measured at amortized cost net of allowance for credit losses are summarized below:

	December 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(in thousands)
Securities held-to-maturity—fixed maturity:
States and political subdivisions	$—	$317,529	$—	$317,529
Corporate bonds	—	16,245	—	16,245
U.S. agency-based mortgage-backed securities	—	2,348	—	2,348
U.S. Treasury securities	8,445	—	—	8,445
Asset-backed securities	—	9	—	9
Total held-to-maturity	$8,445	$336,131	$—	$344,576

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

The following table summarizes the carrying amounts and corresponding fair values for financial instruments:

	As of September 30, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Fixed maturity securities—held-to-maturity	$323,658	$299,849	$350,087	$344,576
Fixed maturity securities—available-for-sale	267,483	267,483	313,038	313,038
Equity securities	63,759	63,759	57,493	57,493
Short-term investments	58,687	58,687	14,237	14,237
Cash and cash equivalents	39,678	39,678	61,926	61,926

Note 9. Treasury Stock

The Company’s Board of Directors (the Board) initiated a share repurchase program in February 2010. In July 2025, the Board reauthorized this program with a limit of $25.0 million with no expiration date. As of September 30, 2026, $7.1 million was available for future repurchases under the share repurchase program. The repurchases may be effected from time to time pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The share repurchase program does not obligate the Company to repurchase any shares of the Company’s common stock and may be modified, increased, suspended or terminated at the discretion of the Board. The Board’s determination will depend on a variety of factors including, but not limited to, market conditions and applicable regulatory considerations. It is anticipated that any future repurchases will be funded from available capital.

During the three months ended September 30, 2026, the Company repurchased 5,450 shares of its common stock under the share repurchase program for $0.2 million, or an average price of $30.18 per share, including commissions and excise tax. During the nine months ended September 30, 2026, the Company repurchased 309,502 shares of its common stock under the share repurchase program for $9.8 million, or an average price of $31.72 per share, including commissions and excise tax.

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

Note 11. Subsequent Events

On October 27, 2026, the Board declared a regular quarterly cash dividend of $0.41 per share, payable on December 11, 2026 to shareholders of record as of December 4, 2026. The Board considers the declaration and payment of a regular cash dividend each calendar quarter, and any such declaration and payment of dividends is at the discretion of the Board.

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

Results of Operations

The following table summarizes our consolidated financial results for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(dollars in thousands, except percentages and per share data)
	(unaudited)
Gross premiums written	$76,673	$80,321	$251,141	$243,809
Net premiums earned	73,321	71,196	225,666	209,462
Net investment income	6,605	6,566	19,730	19,909
Total revenues	79,812	81,976	251,873	235,661
Total expenses	70,814	64,495	214,450	189,504
Net income	7,196	13,818	29,936	36,722
Diluted earnings per common share	$0.39	$0.72	$1.60	$1.92
Other Key Measures
Net combined ratio (1)	96.5%	90.6%	95.0%	90.5%
Return on average equity (2)	11.8%	20.5%	16.3%	18.4%
Book value per share (3)	$12.80	$14.47	$12.80	$14.47

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

Consolidated Results of Operations for Three Months Ended September 30, 2026 Compared to September 30, 2025

Gross Premiums Written. Gross premiums written for the quarter ended September 30, 2026 were $76.7 million, compared to $80.3 million for the same period in 2025, a decrease of 4.5%. The decrease was attributable to a $4.1 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters, partially offset by a $0.6 million increase in voluntary premiums on policies written during the period.

Net Premiums Written. Net premiums written for the quarter ended September 30, 2026 were $72.7 million, compared to $76.0 million for the same period in 2025, a decrease of 4.3%. The decrease was primarily attributable to the decrease in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.1% for the third quarter of 2026 compared to 5.7% for the third quarter of 2025. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2026 reinsurance treaties. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Net Premiums Earned. Net premiums earned for the third quarter of 2026 were $73.3 million, compared to $71.2 million for the same period in 2025, an increase of 3.0%. The increase was primarily attributable to the increase in premiums earned on policies written in previous quarters.

Net Investment Income. Net investment income for the quarter ended September 30, 2026 and 2025 was $6.6 million. Average invested assets, including cash and cash equivalents, were $766.1 million in the quarter ended September 30, 2026 compared to average invested assets of $811.2 million for the same period in 2025, a decrease of 5.6%. The pre-tax investment yield on our investment portfolio was 3.5% per annum during the quarter ended September 30, 2026 compared to 3.2% per annum for the same period in 2025. The tax-equivalent yield on our investment portfolio was 4.0% per annum for the quarter ended September 30, 2026 compared to 3.9% per annum for the same period in 2025. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments in the quarter ended September 30, 2026 were $0.1 million compared to immaterial net realized gains for the same period in 2025. The net realized losses in the third quarter of 2026 were mostly attributable to the redemption of fixed maturity securities.

Net Unrealized Gains (Losses) on Equity Securities. The market value of our equity securities decreased by $0.2 million for the three months ended September 30, 2026 compared to an increase of $4.1 million for the same period in 2025.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (LAE) incurred totaled $45.9 million for the three months ended September 30, 2026, compared to $41.7 million for the same period in 2025, an increase of $4.2 million, or 10.2%. The current accident year loss and LAE incurred totaled $52.8 million for the three months ended September 30, 2026, compared to $50.6 million for the same period in 2025. As of September 30, 2026, our estimate for loss and LAE for accident year 2026 continues to be 72.0% of net premiums earned, reflective of pressure from continued rate decreases and long-term claim frequency and severity trends, as well as medical inflation. Our initial estimate for loss and LAE for accident year 2025 of 71.0% of net premiums earned was increased to 72.0% in the fourth quarter of 2025 largely due to the frequency of severity observed in that accident year. For the third quarter of 2026, we are maintaining our 72.0% loss and LAE ratio estimate for accident year 2025. We recorded favorable prior accident year development of $6.9 million in the third quarter of 2026, compared to favorable prior accident year development of $8.9 million in the same period of 2025, as further discussed below in “Prior Year Development.” Our net loss ratio was 62.6% in the third quarter of 2026, compared to 58.5% for the same period of 2025.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the quarter ended September 30, 2026 were $23.8 million, compared to $22.1 million for the same period in 2025, an increase of 7.9%. This increase was primarily due to a $0.7 million increase in compensation expense, a $0.5 million increase in insurance related assessments and a $0.3 million increase in commission expense. Our expense ratio was 32.5% in the third quarter of 2026 compared to 31.1% in the third quarter of 2025.

Income Tax Expense. Income tax expense for the three months ended September 30, 2026 was $1.8 million, compared to $3.7 million for the same period in 2025. The effective tax rate for the Company for the quarter ended September 30, 2026 was 20.0% compared to 21.0% in the third quarter of 2025. The decrease in the effective tax rate was due to a higher proportion of income from tax-exempt investments.

Consolidated Results of Operations for Nine Months Ended September 30, 2026 Compared to September 30, 2025

Gross Premiums Written. Gross premiums written for the nine months ended September 30, 2026 were $251.1 million, compared to $243.8 million for the same period in 2025, an increase of 3.0%. The increase was attributable to an $11.3 million increase in voluntary premiums on policies written during the period, partially offset by a $2.8 million decrease in premiums resulting from payroll audits and related premium adjustments for policies written in previous quarters and a $1.1 million decrease in residual market premium.

Net Premiums Written. Net premiums written for the nine months ended September 30, 2026 were $238.9 million, compared to $231.1 million for the same period in 2025, an increase of 3.4%. The increase was primarily attributable to an increase in gross premiums written. As a percentage of gross premiums earned, ceded premiums were 5.1% for the first nine months of 2026, compared to 5.7% in the same period of 2025. The decrease in ceded premiums as a percentage of gross premiums earned is a result of a change in our 2026 reinsurance treaties. For additional information, see Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Net Premiums Earned. Net premiums earned for the nine months ended September 30, 2026 were $225.7 million, compared to $209.5 million for the same period in 2025, an increase of 7.7%. The increase was primarily attributable to the increase in net premiums written.

Net Investment Income. Net investment income for the first nine months of 2026 was $19.7 million, compared to $19.9 million for the same period in 2025, a decrease of 0.9%. The decrease was due to lower average invested asset balances in the period compared to the same period in the prior year. The decrease in average invested assets was primarily attributable to capital returned to shareholders through dividend payments and share repurchases, which reduced cash and invested asset balances during the period. Average invested assets, including cash and cash equivalents, were $777.3 million in the nine months ended September 30, 2026, compared to average invested assets of $820.6 million in the same period in 2025, a decrease of 5.3%. The pre-tax investment yield on our investment portfolio was 3.4% per annum during the nine months ended September 30, 2026, compared to 3.2% per annum during the same period in 2025. The tax-equivalent yield on our investment portfolio was 4.0% per annum for the first nine months of 2026 compared to 3.9% per annum for the same period in 2025. The tax-equivalent yield is calculated using the effective interest rate and the appropriate marginal tax rate.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the nine months ended September 30, 2026 were $0.1 million compared to net realized gains of $3.1 million for the same period in 2025. The net realized losses in the first nine months of 2026 were mostly attributable to the redemption of fixed maturity securities. The net realized gains in the first nine months of 2025 were mostly attributable to the sales of equity and fixed maturity securities classified as available-for-sale.

Net Unrealized Gains (Losses) on Equity Securities. The market value of our equity securities increased by $6.3 million for the nine months ended September 30, 2026 compared to an increase of $2.8 million for the same period in 2025.

Loss and Loss Adjustment Expenses Incurred. Loss and LAE incurred totaled $140.7 million for the nine months ended September 30, 2026, compared to $122.5 million for the same period in 2025, an increase of $18.2 million, or 14.9%. The current accident year loss and LAE incurred totaled $162.5 million for the nine months ended September 30, 2026, compared to $148.7 million for the same period in 2025. As of September 30, 2026, our estimate for loss and LAE for accident year 2026 continues to be 72.0% of net premiums earned, reflective of pressure from continued rate decreases and long-term claim frequency and severity trends, as well as medical inflation. Our initial estimate for loss and LAE for accident year 2025 of 71.0% of net premiums earned was increased to 72.0% in the fourth quarter of 2025 largely due to the frequency of severity observed in that accident year. For the nine months ended September 30, 2026, we are maintaining our 72.0% loss and LAE ratio estimate for accident year 2025. We recorded favorable prior accident year development of $21.8 million in the first nine months of 2026, compared to favorable prior accident year development of $26.2 million in the same period of 2025, as further discussed below in “Prior Year Development.” Our net loss ratio was 62.3% in the first nine months of 2026, compared to 58.5% for the same period of 2025.

Underwriting and Certain Other Operating Costs, Commissions and Salaries and Benefits. Underwriting and certain other operating costs, commissions and salaries and benefits for the nine months ended September 30, 2026 were $70.7 million, compared to $64.5 million for the same period in 2025, an increase of 9.7%. This increase was primarily due to an increase in commission expense of $1.7 million, an increase in compensation expense of $1.6 million related to an incentive bonus true-up recorded in prior year, an increase in accounts receivable write-offs of $0.7 million, a $0.7 million decrease in profit sharing reinsurance commission, a $0.5 million increase in insurance related assessments and a $0.3 million increase in systems costs. Our expense ratio was 31.3% in the first nine months of 2026 compared to 30.8% for the same period of 2025.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2026 was $7.5 million, compared to $9.4 million for the same period in 2025. The effective tax rate for the Company decreased to 20.0% for the nine months ended September 30, 2026 from 20.4% for the nine months ended September 30, 2025. The decrease in the effective tax rate reflected the impact of tax exempt investment income on the calculation of the Company's income tax provision for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest the remaining funds.

Net cash provided by operating activities was $1.9 million for the nine months ended September 30, 2026, which represented a $1.5 million increase from $0.4 million in net cash provided by operating activities for the nine months ended September 30, 2025. This increase in operating cash flow was due to a $14.0 million increase in premium collections, a $5.9 million decrease in federal taxes paid and a $1.6 million increase in reinsurance recoveries. Partially offsetting these impacts were a $13.6 million increase in losses paid, a $5.6 million increase in underwriting expenses paid, and a $0.5 million decrease in net investment income.

Net cash provided by investing activities was $9.5 million for the nine months ended September 30, 2026, compared to net cash provided by investment activities of $37.7 million for the same period in 2025. Cash provided by sales and maturities of investments totaled $95.5 million for the nine months ended September 30, 2026, compared to $79.7 million for the same period in 2025. A total of $86.0 million in cash was used to purchase investments in the nine months ended September 30, 2026, compared to $40.1 million in purchases for the same period in 2025. There were immaterial purchases of property and equipment in the nine months ended September 30, 2026, compared to $2.0 million for the same period in 2025.

Net cash used in financing activities in the nine months ended September 30, 2026 was $33.7 million, compared to net cash used in financing activities of $27.4 million for the same period in 2025. In the nine months ended September 30, 2026, $23.0 million of cash was used for dividends paid to shareholders compared to $22.4 million in the same period of 2025. In the nine months ended September 30, 2026, there were repurchases of outstanding shares of our common stock of $9.8 million compared to $4.1 million for the same period in 2025. Share-based compensation related payroll tax withholding was $0.8 million in the nine months ended September 30, 2026 and 2025.

Effective June 30, 2026, the Company entered into an agreement to commute its 2024 reinsurance treaty, which provided $10.0 million in coverage for each loss occurrence in excess of $10.0 million. As no losses were incurred subject to the treaty, the Company exercised its option to commute and receive the no claims bonus provided for under the reinsurance agreement. Pursuant to the commutation agreement, the Company received a cash settlement of $0.7 million. The Company previously recognized the amount due under the no claims bonus provision as a reinsurance recoverable.

Investment Portfolio

The carrying value of our investment portfolio, including cash and cash equivalents, totaled $753.3 million at September 30, 2026, compared to $796.8 million at December 31, 2025, a decrease of 5.5%. Purchases of fixed maturity securities are classified as available-for-sale or held-to-maturity at the time of purchase based on the individual security. The Company has the ability and positive intent to hold certain investments until maturity. Therefore, fixed maturity securities classified as held-to-maturity, as defined by FASB ASC Topic 320, Investments-Debt and Equity Securities, are recorded at amortized cost net of allowance for credit losses. Our equity securities and fixed maturity securities classified as available-for-sale are reported at fair value.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2026, is shown in the following table:

	Carrying Value	Percentage of Portfolio
	(in thousands)
Fixed maturity securities—held-to-maturity:
States and political subdivisions	$297,271	39.5%
Corporate bonds	15,876	2.1%
U.S. agency-based mortgage-backed securities	2,115	0.3%
U.S. Treasury securities and obligations of U.S. government agencies	8,387	1.1%
Asset-backed securities	9	—
Total fixed maturity securities—held-to-maturity	323,658	43.0%
Fixed maturity securities—available-for-sale:
States and political subdivisions	148,728	19.7%
Corporate bonds	107,810	14.3%
U.S. agency-based mortgage-backed securities	3,060	0.4%
U.S. Treasury securities and obligations of U.S. government agencies	7,885	1.0%
Total fixed maturity securities—available-for-sale	267,483	35.4%
Equity securities	63,759	8.5%
Short-term investments	58,687	7.8%
Cash and cash equivalents	39,678	5.3%
Total investments, including cash and cash equivalents	$753,265	100.0%

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

Prior Year Development

The Company recorded favorable prior accident year loss and LAE development of $6.9 million in the three months ended September 30, 2026. The table below sets forth the favorable development for the three and nine months ended September 30, 2026 and 2025 for accident years 2021 through 2025 and, collectively, for all accident years prior to 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in millions)
Accident Year
2025	$—	$—	$—	$—
2024	—	—	—	—
2023	0.8	0.4	4.9	1.6
2022	—	1.4	0.4	3.7
2021	—	0.5	1.7	4.1
Prior to 2021	6.1	6.6	14.8	16.8
Total net development	$6.9	$8.9	$21.8	$26.2

The table below sets forth the number of open claims as of September 30, 2026 and 2025, and the number of claims reported and closed during the three and nine months then ended.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Open claims at beginning of period	4,317	4,024	4,096	3,798
Claims reported	1,273	1,146	3,466	3,036
Claims closed	(1,001)	(1,251)	(2,973)	(2,915)
Open claims at end of period	4,589	3,919	4,589	3,919

The number of open claims at September 30, 2026 increased by 670 claims as compared to the number of open claims at September 30, 2025. The increase in the number of claims reported is directly correlated to the increase of our in-force policy count.

At September 30, 2026, our incurred amounts for certain accident years developed more favorably than management previously expected. The revisions to the Company’s reserves reflect new information gained by claims adjusters in the normal course of adjusting claims and is reflected in the Company’s financial statements when the information becomes available. It is typical for more serious claims to take several years or longer to settle and the Company continually revises estimates as more information about claimants’ medical conditions and potential disability becomes known and the claims get closer to being settled. Multiple factors can cause both favorable and unfavorable loss development. The favorable loss development we experienced across accident years was largely due to favorable case reserve development from closed claims and claims where the worker had reached maximum medical improvement.

The assumptions we used in establishing our reserves for these accident years were based on our historical claims data. However, as of September 30, 2026, actual results for certain accident years have been better than our assumptions would have predicted. While we do not presently intend to modify our assumptions for establishing reserves in light of recent results, if actual results for current and future accident years are consistent with, or different than, our results in these recent accident years, our historical claims data will reflect this change and, over time, will impact the reserves we establish for future claims.

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

Limitations on Controls

Because of inherent limitations, management does not expect that our disclosure controls and procedures and our internal controls over financial reporting will prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate. Any control system, no matter how well designed and operated, is based upon certain assumptions and can only provide reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any within the Company, have been detected.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2026, we had repurchased a total of 2,283,642 shares of our outstanding common stock for $64.0 million since the inception of our share repurchase program in 2010. The repurchases may be effected from time to time pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The share repurchase program does not obligate the Company to repurchase any shares of the Company’s common stock and may be modified, increased, suspended or terminated at the discretion of our board of directors. The board of directors’ determination will depend on a variety of factors including, but not limited to, market conditions and applicable regulatory considerations. It is anticipated that any future repurchases will be funded from available capital.

The following table summarizes the Company’s purchases of its common stock, par value $0.01 per share, during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
				(in thousands)
July 1, 2026 to July 31, 2026	5,450	$30.18	5,450	$7,101
August 1, 2026 to August 31, 2026	—	—	—	7,101
September 1, 2026 to September 30, 2026	—	—	—	7,101
Total	5,450	$30.18	5,450

(1) Average price paid per share includes commissions and excise tax.

(2) In July 2025, the Company's board of directors reauthorized the share repurchase program, authorizing the repurchase of up to $25.0 million of the Company's common stock, with no expiration date.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Rule 408(a) of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2026.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Formation of AMERISAFE, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 12, 2026)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed October 30, 2025)

10.1	Form of 2022 Long Term Incentive Award Agreement

10.2	Form of 2022 Long Term Incentive Award Amendment

31.1	Certification of G. Janelle Frost filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Guillermo Ramos filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of G. Janelle Frost and Guillermo Ramos filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISAFE, INC.

October 30, 2026	/s/ G. Janelle Frost
G. Janelle Frost
President, Chief Executive Officer and Director
(Principal Executive Officer)

October 30, 2026	/s/ Guillermo Ramos
Guillermo Ramos
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)